Form 10-K405
period 1996-12-31
SLH CORP
filed 1997-03-31
CIK 1029023

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K


                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                                 SLH CORPORATION
                (name of registrant as specified in its charter)
                           Commission File No. 0-21911

                 Kansas                                 43-1764632
 (State of incorporation or organization) (IRS Employer Identification No.)

                              2600 Grand Boulevard
                                    Suite 500
                           Kansas City, Missouri 64108
          (Address, including zip code, of principal executive offices)

                                  816-842-7000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $0.01 par value and Preferred Share Purchase Rights

     Number of shares outstanding of the only class of Registrant's common stock as of February 24, 1997: Common Stock, $0.01 par value - 1,622,276.

     The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock at $29.25 per share on March 27, 1996, was $35,862,000.

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]




                                    CONTENTS

PART I                                                                PAGE
  Item 1.     Business..............................................
              Overview..............................................
              Strategy..............................................
              Management and Disposition of Real Estate Assets......
              Business and Management of Energy Assets..............
              Miscellaneous Assets and Liabilities..................
              Company Employees.....................................
              Regulation-Possible Application of the Investment
               Company Act of 1940..................................
  Item 2.     Properties............................................
  Item 3.     Legal Proceedings.....................................
  Item 4.     Submission of Matters to a Vote of Security Holders...

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters................................
  Item 6.     Selected Financial Data...............................
  Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................
  Item 8.     Financial Statements and Supplementary Data...........
  Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.............

PART III
  Item 10.    Directors and Executive Officers of the Registrant....
  Item 11.    Executive Compensation................................
  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..............................
  Item 13.    Certain Relationships and Related Transactions........

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..........................................

SIGNATURES..........................................................

INDEPENDENT AUDITORS' REPORT........................................

FINANCIAL STATEMENT SCHEDULE
  Schedule III.  Real Estate and Accumulated Depreciation............

         The  calculation  of the aggregate  market value of the Common
Stock of the  Company  held  by   non-affiliates   is  based  on  the
assumption   that non-affiliates do not include directors.  Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.




                                   PART I

ITEM 1.  BUSINESS.

Overview

         SLH  Corporation  (the  "Company")   was  incorporated  in  Kansas
on December 5, 1996. The Company is primarily engaged in the business of managing, developing and disposing of Real Estate and Energy businesses and Miscellaneous assets (the "Transfer Assets") acquired from
Seafield Capital Corporation ("Seafield") on February 28, 1997 in connection with a Distribution of all of the outstanding shares of the Company's Common Stock and certain Preferred Share Purchase Rights to Seafield Shareholders on March 3, 1997 (the "Distribution"). The Distribution was effected pursuant to a Distribution Agreement (the "Distribution Agreement"), a Blanket Bill of Sale and Assumption Agreement (" the Assignment Agreement"), a Facilities Management and
Interim  Services Agreement   ("Interim  Services Agreement")  and a Tax
Sharing Agreement ("Tax Sharing Agreement"), copies of which are appended to this report as exhibits. The Distribution is more particularly described in the Information Statement that was furnished to all stockholders on February 13, 1997 (the "Information Statement"), and the Company's related Registration Statement on Form 10 ("Form 10"). See also Item 13 for a description of the Agreements.

     The following list shows the Company and each subsidiary corporation of which Registrant owned a majority interest at March 3, 1997, together with the ownership percentage and state or country of incorporation. See Item 7 and Notes to Consolidated Financial Statements for additional information.

SLH CORPORATION  (Kansas)
     BMA Resources, Inc.  (Missouri)                                   100%
     Scout Development Corporation  (Missouri)                         100%
         Scout Development Corporation of New Mexico  (Missouri)       100%
         Carousel Apartment Homes, Inc.  (Georgia) (inactive)          100%

         The Company's real estate assets reflect the remaining assets of a discontinued real estate development business that was conducted by Seafield in association with a previously owned life insurance company that was sold in 1990. The energy and miscellaneous assets also reflect a variety of insurance company assets that were retained by Seafield following the sale of that insurance business. The Company is engaged in the sale of all of its assets in an orderly manner other than its interest in Syntroleum Corporation.

         Real  estate  assets,  as of  December  31,  1996,  consist  of
(a) the remaining  inventory  from three high end  condominium developments located in Santa Fe, New Mexico (comprising 25 completed homes that have been priced for sale between $225,000 and $750,000; "Quail Run") and Juno Beach, Florida (primarily comprising three homes that have been priced for sale between $800,000 and $3.0 million, the "Juno Beach Homes"); (b) a seven story parking garage in Reno, Nevada (the "Reno Parking Garage"); (c) a 49.9% interest in a community shopping center in Gillette, Wyoming (the "Shopping Center Interest"); and (d) approximately 1,147 acres of undeveloped land, with 370 acres in Houston, Texas, approximately 547 acres in the vicinity of the Alliance Airport in Ft. Worth, Texas, 205 acres in West
Ft. Worth,  Texas,   9 other acres in Corinth,  Texas   and  16  acres  at
the  intersection  of  119th  Street   and Interstate 35 in the southern
portion of the Kansas City metropolitan area (the "Undeveloped Land"). The Total Real Estate Inventory had an aggregate carrying value at December 31, 1996, of approximately $ 25.2 million.

         Energy assets consist of a 32.5% interest in Syntroleum Corporation ("Syntroleum") and minority interests in four oil and gas general partnerships which have working interests in producing wells in the Gulf of Mexico (the "Oil & Gas Properties").

          Syntroleum is the developer and owner of a patented process and several related proprietary technologies ("Syntroleum(R) Process") for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene (used by jet aircraft) and naphtha and related non fuel chemical feedstocks and lubricants. Syntroleum is currently engaged in negotiations for the licensing of the Syntroleum Process with major oil companies.
Because   Syntroleum   continues  to  be  in  the developmental  phase of
its operations, no assurances can be given that it will be able to successfully conclude any license or agreement on a favorable basis or that a commercially viable Syntroleum Process plant will be constructed and successfully operated.

         The Company also owned other assets consisting primarily of   (a)
three investments in privately held venture capital limited partnerships having an aggregate book value at December 31, 1996, of $1.2 million, (b) 184,878 shares (of which 100,000 were sold on February 28, 1997) of common stock of Watson Pharmaceuticals, a publicly traded company which closed on March 27, 1997, at $38.38 per share and (c) a preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology which had a carrying value of approximately $1.0 million at December 31, 1996, ("Miscellaneous Assets").

         The Company assumed liabilities relating to the Transfer Assets as well as certain contingent Seafield liabilities ("Transfer Liabilities"), including Seafield's liability for disputed income taxes which the Internal Revenue Service claims to be owed by Seafield for its 1986, 1987, 1988, 1989 and 1990 tax years and which the State of California claims to be owed for the 1987, 1988 and 1989 years (the "Tax Claims"). The Tax Claims amount to approximately $14.6 million, plus interest. Although the Company believes that a combination of defenses against the claims and contested offsetting tax losses generated by a real estate project sold at a loss in 1990, could result in a positive outcome, the Company can not provide any assurance that its defense of such claims will be successful. See "Item 3 - Legal Proceedings."

         The Company is engaged in the sale of all of its assets in an orderly manner other than Syntroleum. Following the liquidation of non Syntroleum assets, the Company plans to continue to promote the management, growth and development of Syntroleum or it may engage in a merger or some other transaction that would effectively dispose of all of its assets.

         As a result of the Distribution, Seafield owns no shares of Company Common Stock and the Company is now operating as an independent publicly traded company. The Company's principal executive offices are located at 2600 Grand Boulevard, Suite 500, PO Box 410949, Kansas City, Missouri 64141, and its telephone number is (816) 842-7000.

Strategy

         The Company plans to sell all of its assets, other than Syntroleum, in an orderly manner and under circumstances that would enable the Company to take advantage of opportunities to maximize the net amounts to be derived from each asset. Although the Company does not expect to engage in further Real Estate development activities, it may utilize available cash to further improve undeveloped real estate on hand if the improvement would be expected to enhance its ultimate
marketability  on  a  profitable  basis.   Concurrent with  these
activities the Company will continue to assist Syntroleum with its efforts to license the Syntroleum Process, market its catalyst and to ultimately construct and operate plants for the conversion of natural gas into synthetic liquid hydrocarbons. These activities will include assistance with strategic planning and the acquisition of debt and or equity financing for the construction of one or more Syntroleum plants. That assistance may also include further investment by the Company in Syntroleum or directly in one or more Syntroleum plants. Following the liquidation of non Syntroleum assets, the Company expects to continue to promote the management, growth and development of Syntroleum or it may engage in a merger or some other transaction that would effectively dispose of all of its assets.

         The Company's primary source of revenue to support operations will be derived from the operation and sale of non Syntroleum assets and available cash. In addition to the support of current operations, those proceeds are expected to be used to prepare assets for ultimate sale, as is possible with respect to the Company's undeveloped real estate. Depending on the progress made by Syntroleum it is expected that such proceeds may also be used for possible further investment in Syntroleum or in one or more Syntroleum plants, none of which are presently under development. Pending any such use, the proceeds of sale and available cash will be invested in government securities or possibly in other marketable debt or equity securities or money market instruments to the extent that any such investments would not cause the Company to become an investment company under the Investment Company Act of 1940.

Management and Disposition of Real Estate Assets

         Real Estate assets are owned and operated by the Company's wholly owned subsidiary Scout Development Corporation and its wholly-owned subsidiary Scout Development Corporation of New Mexico (collectively, "Scout"). Scout was initially formed in 1990 to acquire, develop and manage improved and unimproved real estate as a means of investing assets of Seafield's insurance business, which was then Seafield's primary business. However, in 1992 following the 1990 disposition by Seafield of the insurance business, the real estate development operations were discontinued. Since then Scout has concentrated on bringing to completion all of its development projects and on the disposition of all of its real estate assets in an orderly manner that would maximize the value of each asset. By the end of 1995 substantially all real estate development activities had been concluded and Scout was engaged primarily in the disposition of its assets.

         The following table shows the carrying value of the inventory of the
Company's Real Estate Assets as of December 31, 1996:

REAL ESTATE INVENTORY

                                                      Carrying value as of
           Asset                    Location            December 31, 1996
           -----                    --------            -----------------
The 28 Residential Condominiums   Santa Fe New Mexico
                                  and Juno Beach, Fla.        $ 14,536,000
The Reno Parking Garage           Reno, Nevada                   3,056,000
The Houston Tract                 Houston, Texas                 2,218,000
The Fort Worth Tracts             Ft Worth, Texas                2,956,000
The Kansas City Tract             Olathe, Kansas                 2,659,000
                                                                ----------
                                                                25,425,000
The Shopping Center Interest      Gillette, Wyoming               (263,000)
                                                                ----------
         Total                                                $ 25,162,000
                                                                ==========

     The Quail Run and Juno Beach residential condominium developments consist of inventory remaining from real estate development projects commenced by Scout. The Juno Beach homes consist of two exclusive ocean front homes, each of which are listed for sale at $3.0 million, a third home within another project in the same area listed for sale at $800,000 and three marina boat slips. The Quail Run properties consist of 25 homes ranging in listing prices from $225,000 to $750,000. The Company is actively involved in the marketing of these properties and anticipates that approximately two years will be required to complete all home sales. Following the disposition of these newly constructed homes, the Company will continue to have warranty obligations. None of the home properties are subject to any mortgage or material encumbrance.

     The Reno Parking Garage is a seven story 850-space parking garage located in downtown Reno, Nevada. Scout owns the building unencumbered except for a ground lease which expires on February 28, 2023 and which calls for annual lease payments in the amount of $294,000. The building contains a total of 144,500 square feet of leasable parking space.
Parking revenue totaled approximately $595,000 or $700 per space or $4.12 per square foot in 1996. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1996 was $133,800 or $16.20 per square foot. In addition to basic rent, the retail tenant is responsible for its pro rata share of real estate taxes and insurance. During 1996, $5,400 was collected from the retail tenant for taxes and insurance. Scout is presently actively marketing the property for sale.

     The Shopping Center Interest consists of a 49.9% joint venture interest in a retail shopping center containing approximately 163,000 square feet of net leasable area and 14 acres of undeveloped land in Gillette, Wyoming. At the end of 1996, the center was 88% occupied.
Rental revenue totaled $733,000 for 1996. The average annual gross rental per occupied square foot was $5.62. In addition to rental revenue, tenants are responsible for their share of common area maintenance
(CAM). During 1996, CAM collections from tenants totaled $83,000. The property is subject to industrial revenue refunding bonds pursuant to a refinancing in 1996 in the amount of $6.17 million that are secured by a bank letter of credit and guaranteed by Scout. The letter of credit is secured by a $3.15 million Treasury Note that is pledged by the Company to the issuer of the letter of credit.

     The Undeveloped Land consists of an aggregate of approximately 1,147 acres of undeveloped land, with 370 acres in Houston, Texas, approximately 547 acres in the vicinity of the Alliance Airport in Ft. Worth, Texas, 205 acres in West Ft. Worth, Texas, 9 other acres in
Corinth,  Texas,   and  16 acres  at the intersection  of 119th Street and
Interstate 35 in the southern portion of the Kansas City metropolitan area. The zoning for the tracts other than the Kansas City Tract varies from residential to light commercial, with the Kansas City Tract being zoned for commercial use. None of the property is developed, none is encumbered with any mortgages, except for a $1.2 million non recourse mortgage on the Kansas City Tract, and all is being actively marketed as is.

     The Company does not plan to engage in further development of any of the Real Estate Assets except to the extent necessary to maximize the value of the properties on hand. Following the disposition of all properties it intends to terminate its real estate operations.

     The Company also owns an interest in certain contingent accounts receivable of Tenenbaum & Associates, Inc. ("TAI"), a real estate tax consulting firm, the business of which was sold in 1995. The Company also has and is actively marketing a leasehold interest in approximately 14,985 square feet of space located on the second floor of an office building in Kansas City, Missouri, that was formerly occupied
by TAI and that was vacant as of  December 31, 1996.   The lease,  which
expires on May 31, 2000, calls for rents of approximately $19,318 per month, subject to yearly increases of approximately $850.

     Environmental.   Scout  is  subject   to  the   following   United
States environmental  laws:  Clean  Air  Act,  Comprehensive
Environmental Response, Compensation, and Liability Act, Emergency Planning and Community Right-to-Know Act, Federal Water Pollution Control Act, Oil Pollution Act of 1990, Resource Conservation and Recovery Act, Safe Drinking Water Act and Toxic Substances Control Act, all as amended. Scout is also subject to the United States environmental regulations promulgated under these acts, and also is subject to state and local environmental regulations which have their foundation in the foregoing United States environmental laws.

     As is the case with many companies, Scout faces exposure to actual or potential claims and lawsuits involving environmental matters. However, no such claims are presently pending and Scout has not suffered, and does not anticipate that it will suffer, a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of compliance with such environmental laws and regulations.

Business and Management of Energy Assets

     General

     The Company's Energy Assets consist of Syntroleum and interests in four oil and gas partnerships that have working interests in producing
wells in the Gulf of  Mexico.   These  assets  are owned  by  BMA
Resources, Inc., a wholly-owned subsidiary of the Company ("BMA Resources"). BMA Resources was formed by Seafield to acquire, hold and develop properties in connection with its insurance business that was sold in 1990. Since that sale, BMA Resources has disposed of all of its assets other than Syntroleum and the Oil and Gas
Interests.   The  Company  intends  to  promote  the  continued
development of Syntroleum. The Company does not intend to acquire additional oil and gas interests with the exception of additional capital expenditures in existing partnerships for the purpose of further developing proven reserves.

     Syntroleum

     Syntroleum Background. The Company owns 5,950,000 shares of Syntroleum Common Stock, which constitutes approximately 32.5% of all outstanding shares. The shares were acquired by the Company over a number of years for an aggregate of approximately $2.1 million. Syntroleum is the developer and owner of a patented process and several related proprietary technologies ("Syntroleum Process") for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene (used by jet aircraft) and naphtha and related non fuel chemical feedstocks and lubricants.

     Syntroleum is a privately owned corporation that was founded in 1984 by Kenneth Agee. Mr. Agee is a chemical engineer who is the inventor of most of Syntroleum's proprietary technology, the Chairman and Chief Executive Officer and a principal stockholder of Syntroleum. Syntroleum built an initial two barrel per day pilot plant in 1990-1991 with the proceeds of the Company's first significant investment in 1988. In 1995 Syntroleum substantially up graded the pilot plant to conduct additional tests. In 1996, Syntroleum entered into a joint development agreement and master license agreement with Texaco. Under the joint development agreement with Texaco, Syntroleum and Texaco have agreed to pool resources for the refinement of certain aspects of the Syntroleum Process. Under the master license agreement, Syntroleum has granted Texaco a nonexclusive license to use the Syntroleum Process outside North America (United States, Canada and Mexico), China and India for the construction of processing plants and the production of liquid fuels. In early 1997, Syntroleum also entered into a nonexclusive master license agreement with Marathon Oil Company.

     Syntroleum's strategy is to license the Syntroleum Process on a non-exclusive basis to producers of natural gas and oil and gas processors in exchange for license fees and royalties, to market the principal catalyst used in the Syntroleum Process to plant operators
(the "  Catalyst")   and  to construct and operate its own plants in the
United States and other parts of the world for the production of chemical feedstocks and lubricants.

     The Syntroleum Process.      Syntroleum's  Syntroleum  Process
essentially involves two catalytic reactions - the first reaction converts natural gas into synthesis gas ("syngas"). In the syngas reaction, natural gas consisting primarily of methane, is combined at high temperature with air, consisting primarily of oxygen and nitrogen, in a proprietary reactor utilizing a commercially available catalyst to form syngas. The resulting syngas consists primarily of carbon monoxide and hydrogen that is "diluted" with nitrogen. The second reaction converts the syngas into hydrocarbons which are primarily liquid at room temperature through a catalytic reaction commonly referred to as the Fischer-Tropsch reaction. In the Fischer-Tropsch reaction, the syngas flows into a reactor containing a proprietary catalyst developed by Syntroleum. As the syngas passes over the catalyst, it is converted into hydrocarbons of various molecular weights, with by-product water and
carbon dioxide also being produced.   The  hydrocarbons  and  water  drain
from the reactor vessel and are subsequently separated. Both reactions generate considerable amounts of heat. The nitrogen helps to remove a portion of the heat from the reactor and is ultimately vented into the atmosphere. The Syntroleum Process contemplates that a portion of the excess heat energy will be used in the compression energy necessary for the syngas and Fischer-Tropsch reactions, with any remaining surplus heat energy being converted for commercial sale if
circumstances permit.   Energy integration is a key component of the
capital efficiency of the Syntroleum Process and is the subject of several patent applications that Syntroleum has in process.

     The Syntroleum Process involves a number of unique characteristics that differentiate it from competing processes developed or under development by a number of large companies. The Syntroleum Process utilizes oxygen directly from the atmosphere for the syngas reaction while others utilize pure oxygen to create a syngas that is free of nitrogen. This difference significantly reduces costs and equipment to
produce  syngas  in  the  Syntroleum  Process.    The Syntroleum  Process
also  utilizes  a  unique  catalyst  under  development  by Syntroleum for
use in the Fischer-Tropsch  conversion  reaction.    The Catalyst produces
hydrocarbon molecules that are primarily in the liquid fuels range. This reduces subsequent processing where the desired product is a liquid fuel. Syntroleum has also developed a catalyst which produces a very waxy synthetic crude oil which requires further processing in order to produce a liquid fuel. A third major difference relates to the use of nitrogen in the Syntroleum Process rather than eliminating it prior to the initial syngas reaction as with competing processes. The combination of these and other features have led Syntroleum to believe that plants using its proprietary Syntroleum Process may be constructed at a capital cost significantly less than those based on competing processes of comparable size. In addition, Syntroleum believes that the Syntroleum Process will permit the construction of relatively small cost effective processing plants that may be used on ships, barges and offshore platforms for the conversion of gas production from small fields in remote locations.

     Patents and Properties.  Syntroleum holds the following patents
relating to the  Syntroleum  Process:   United States  Patent  No.
4,833,170 issued May 23, 1989 and No.  4,973,453 issued November 27, 1990.
These patents were granted for a term of seventeen years from the date of issuance. Patent applications were subsequently filed in Argentina, Australia, Canada, China, India, Malaysia, Mexico, Netherlands, Nigeria, Norway, Pakistan, United Kingdom and Venezuela. Subsequent patents have been granted in Australia, Canada, China, India,
Malaysia,  Mexico,  Nigeria,  Norway,  Pakistan  and  the  United  Kingdom.
The applications  in  Argentina,   Netherlands  and  Venezuela  are  still
pending. Syntroleum also has several additional patent applications filed and others in progress.

     Syntroleum owns a prototype two barrel per day pilot plant located on 2 acres in Tulsa, Oklahoma and leases 2,500 square feet of laboratory and office pace and 4,500 square feet of executive office space in Tulsa.

     Available Natural Gas and Demand for the Syntroleum Process. Syntroleum believes that a significant demand exists for cost effective gas to liquids plants due to the availability of large quantities of natural gas in remote regions of the world that are not currently marketable because the distance to a market makes them uneconomical to transport as natural gas. When crude oil is associated with unmarketable natural gas, it is frequently flared or re-injected in order to produce the associated oil. However, in many countries flaring is not allowed by law and re-injection is frequently not an economical option. Natural gas may also be unmarketable due to the nature or quantity of impurities in the gas, such as excessive quantities of carbon dioxide, nitrogen or hydrogen sulfide. A cost effective Syntroleum plant may be a viable option in many of these cases.

     In the Syntroleum Process certain impurities such as nitrogen and carbon dioxide do not have to be removed in order for the gas to be used
as a viable feedstock.   The  liquid   hydrocarbon  or  "Syncrude"  that
results from the Syntroleum Process is free from sulfur, metals, aromatics, nitrogen, salt and other impurities that may be found in crude oil. These and other characteristics make the Syncrude a valuable blending stock for upgrading natural crude oil products.

     Products. Depending on the catalyst used and the design of the plant the Syntroleum Process will produce short chain liquid hydrocarbons that can be upgraded into liquid fuels such as diesel, kerosene (for jet fuel) and naphtha (for use in gasoline production). These may be differentiated from existing commodity fuels because they are free of sulfur, metals, particulates and aromatics and may therefore be marketed at premium prices as a blending agent in US and European markets and as a substitute for LNG (liquefied natural gas). Other proprietary catalysts may be used to produce longer chain hydrocarbons that can be further processed to produce synthetic lubricants, waxes and petrochemical feedstocks.

     Competition-Early Stage Development.    The Syntroleum Process is in
direct competition with processes developed by or under development by a number of major oil companies which have substantially greater
financial and technical resources   relative  to  those  available  to
Syntroleum.    Furthermore,  the Syntroleum  Process  has  not  been
tested  in  a  plant  designed  to  produce commercial  quantities  and
such  testing  can not occur  until a plant has been developed,   which
could take up to two years from the commencement of construction. Although, Syntroleum has entered into a joint development agreement with Texaco, that agreement does not assure that the development process will be completed or that Texaco will use its license rights to
build a plant using the Syntroleum Process.    Accordingly, until a plant
is constructed and placed in profitable operation, Syntroleum will not have assurance of the commercial feasibility of its process or whether it will be able to successfully compete with processes developed by companies having much greater financial resources.

     No Market for Syntroleum Common Stock. Syntroleum's capital stock consists of a single class of Common Stock, 18,311,057 shares of which were outstanding at December 31, 1996. There is no public market for the Syntroleum Common Stock. It is privately held by approximately 114 stockholders under agreements which restrict the transfer of the stock. Transfers are not permitted except to certain affiliates and in connection with sales to other third parties after the stock has first been offered to Syntroleum and then to the other Syntroleum
stockholders.   During  1996, Syntroleum sold shares in two private
transactions at $7.42 per share, the largest of which transactions involved a catalyst supplier who purchased a portion of the shares for $1 million in cash and agreed to purchase the balance at $7.42 per share through the delivery of $7 million of catalyst and other non cash consideration.

     Syntroleum Financial Condition and Results of Operations. As of December 31, 1996, Syntroleum had an unaudited accumulated deficit of $5 million (1996 losses from operations were $1.8 million) and net shareholders' equity of $450,000.

     Syntroleum Management and Employees.   Syntroleum's officers consist
of :

         Mr. Kenneth Agee, age 39, who has been Chairman and Chief Executive Officer since inception and who is a licensed professional engineer and the inventor of most of Syntroleum's proprietary technology.

         Mr. Mark A. Agee, age 43, who has been the President and Chief Operating Officer of Syntroleum since January 1996, Vice President and Chief Financial Officer from January 1994 until December 1996, and who is the brother of Kenneth Agee. From 1989 to 1993, Mr. Agee was the President and Chief Executive Officer of Convergent Communications, Inc., a private telecommunications company that was sold in 1993.

         Mr. Peter Snyder, age 51, has been Vice President of Marketing since January 1996. From 1990 to 1995 he was the President of C& C Petroleum and Chemicals Group, a wax and lubricants marketing company.

         Mr.  Larry J.  Weick, age 48, has been  employed as Vice
         President of Project Development since January 1996. From 1993 to 1996 he was a consultant for natural gas and electric utilities. Previously he was employed for twelve years in finance, planning and business development for ARCO.

         Mr. Randall M. Thompson, age 38, has been the Vice President and Chief Financial Officer since December 1996. From 1994 to December 1996 he was a Vice President of Tenneco Energy and from 1983 to 1994 was Planning and Evaluation Manager for Atlantic Richfield Company.

     The Syntroleum Board consists of eight directors, two of which are officers of the Company, being Mr. Seward and Mr. Jacobs, Mr. Frank M. Bumstead, a Director of a Seafield Subsidiary, Mr. Kenneth Agee and Mr. Mark Agee, who are Syntroleum officers, and three other non employee directors, consisting of Mr. Alvin Albe, Mr. Robert Rosene, Jr., and Mr. Ted Sheridan.

     At December 31, 1996, Syntroleum had 8 full time and 8 part time employees.

     Oil and Gas Properties

     BMA Resources owns minority general partnership interests in four oil and gas general partnerships, which were formed from 1987 to 1989, with the purpose of engaging in the business of acquiring, exploring and developing oil and gas prospects. The partnerships have working interests in producing wells in the Gulf of Mexico and have a combined carrying value of $3.5 million as of December 31, 1996.

Miscellaneous Assets and Liabilities

     The Company also owned other assets consisting primarily of (a) three investments in privately held venture capital limited partnerships having an aggregate book value at December 31, 1996, of $1,203,000, (b) 184,878 shares (of which 100,000 shares were sold on February 28, 1997), of common stock of Watson Pharmaceuticals, a publicly traded company which closed on March 27, 1997, at $38.38 per share, and (c) a preferred stock interest in Norian Corporation, a privately owned developer of
proprietary  bone  substitute   technology,   which  had  a  carrying
value of approximately $1.0 million at December 31, 1996. These assets were acquired by Seafield in connection with its Insurance Business that was sold in 1990. The Company plans to liquidate all of these investments in an orderly manner with the view to maximizing their value to stockholders.

     Under the Distribution Agreement and the Assignment the Company assumed certain contingent Seafield liabilities, including Seafield's liability for disputed income taxes which the Internal Revenue
Service and the State of California claims to be owed by Seafield for its 1986, 1987, 1988, 1989 and 1990 tax years (the "Tax Claims"). The Tax Claims amount to approximately $14.6 million, plus interest. Although the Company believes that a combination of defenses against the claims and contested offsetting tax losses generated by a real estate project sold at a loss in 1990, could result in a positive outcome, the Company can not provide any assurance that its defense of such claims will be successful. The Company has accrued for the estimated settlement with the IRS in the accompanying combined financial statements.

Company Employees

     The Company and Scout, but not including Syntroleum employed 9 individuals as of March 3, 1997, none of whom are covered by
collective  bargaining agreements.   All of the Company's employees,  other
than 6 property management employees  of  Scout,   provide   management,
financial,   accounting,   tax, administrative and other services with
respect to its assets.      The  Company believes that relations with its
employees are good.

Regulation - Possible Application of the Investment Company Act of 1940

     Generally, and subject to certain exceptions, an issuer of securities is an "investment company" under the Investment Company Act of 1940 (the "1940 Act") if, among other criteria, it is engaged in or proposes to engage in the business of investing, owning, holding or trading of securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. "Investment securities" for purposes of this definition, includes stock of non-majority owned companies, so the Company's holding of Syntroleum would be part of its investment securities. Although the value of the Company's investment securities as of December 31, 1996, based in part on appraisals, do not exceed 40% of the value of its total assets (exclusive of government securities and cash), the Company could meet this definition of an investment company in the future as its real estate assets are sold and if the value of Syntroleum increases.

     However, under a rule adopted under the 1940 Act by the Securities and Exchange Commission (the "SEC"), an issuer generally will not be deemed to be an investment company under the 1940 Act if (a) no more than 45% of the value of the issuer's total assets (exclusive of government securities and cash items) consists of, and no more than 45% of the issuer's net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than (a) government
securities,   (b)  securities  issued  by  certain  employees' securities companies, (c) securities issued by majority owned subsidiaries of the issuer and (d) securities issued by companies other than investment companies which are controlled primarily by the issuer and through which the issuer engages in a business other than that of investing, reinvesting, owning, holding or trading in securities (the "45% Rule"). Under the 1940 Act an issuer is presumed to be in control of another company if it holds more than 25% of the voting stock of the company. The Company believes that Syntroleum is "primarily controlled" by the Company based on the amount of actual control exercised by the Company over Syntroleum's business and the amount of its ownership of voting stock in Syntroleum. Accordingly, the Company believes that its only assets that are securities for purposes of the 45% test are its Miscellaneous Assets. Based in part on appraisals, the Company's Board believes that the value of those assets as of December 31, 1996, would be less than 15% of the Company's total assets as of that date, exclusive of government securities and cash items, that the income from such assets in the future will be less than 45% of the Company's anticipated net income in the future and that the Company should therefore be well within the parameters of the 45% test and not subject to regulation under the 1940 Act.

     Nevertheless, if the Company's percentage ownership interest in Syntroleum should drop below 25% or if the amount of the Company's Miscellaneous Assets and other securities that do not fall within the exclusion should become greater than 45% of the Company's total assets (other than government securities and cash) or if the income derived from such securities exceeds 45% of the Company's net income after taxes, and if the Company can not meet the 40% test, then the Company could become subject to regulation by the SEC under the 1940 Act, which regulation could significantly and adversely affect the Company's activities. In order to minimize the likelihood of such event and to stay within the requirements of the 45% Rule, the Company intends to take such action as may be reasonable and appropriate in order to
maintain  its  primary  control  over Syntroleum   and  to  reinvest  the
proceeds of sales of its Real Estate, Miscellaneous Assets and Oil and Gas properties in government securities and other operating assets pending any merger or other disposition of the Company's assets and businesses.

     If the Company does fail to meet the requirements of the 40% or 45% Rules, it may nevertheless avoid regulation under the 1940 Act if it meets the requirements of another SEC rule applicable to "transient" investment companies. Under this rule, a company will not, for a period of one year, be deemed an investment company, even though it fails the test under the 45% Rule, if it has a bona fide intent to be engaged primarily, and as soon as reasonably possible (and in any event by the end of the one-year period), in a non-investment company business or, under an SEC statement respecting the rule, a bona fide intent to liquidate within such period of time. The transient investment company rule is frequently relied on by companies which have received a substantial amount of cash through a sale of significant assets or through a securities offering; they typically need time to expand their business or to start up or acquire a new operating business.

     Under the transient investment company rule, a company's intent to engage primarily in a non-investment company business must be evidenced by appropriate resolutions of its board of directors and by its business activities. The Company's board of directors has adopted a resolution evidencing its intent to engage primarily in a non-investment company business, and the Company presently believes that its business activities will demonstrate the intent required for it to fall within the rule.


ITEM 2.  PROPERTIES.

     The Company's headquarters occupy approximately 13,700 square feet of leased space in a building at 2600 Grand Boulevard, Suite 500, PO Box 410949, Kansas City, Missouri 64141. The term of this lease expires on April 1, 2002, subject to an option to cancel the lease on April 1, 1999.

     The Company's real estate subsidiary owns diversified types of properties for sale or investment purposes in various geographical locations. In certain cases, projects were developed on a joint venture basis with one or more joint venture partners. Title to property in such cases may be held jointly with such partners or in the name of the venture. Rights and obligations with respect to such properties are governed by the terms of the joint venture agreement. Real estate is described in greater detail in Items 1 and 7 and Schedule III. The Company and subsidiaries lease office space, equipment, land and buildings under various noncancelable leases that expire over the next several years. See Note 9 of the Notes to Consolidated Financial Statements for additional lease information


ITEM 3.   LEGAL PROCEEDINGS.

     Under the Distribution Agreement and Assignment the Company has assumed the rights and obligations of Seafield with respect to the legal matters described below.

     Claim  Against  Skidmore,  Owings  &  Merrill, et al.   In 1986, a
lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement Seafield has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor
of Seafield for the benefit of the Company.    The amount of that judgment,
together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year. Settlement arrangements with other defendants have resulted in payments to plaintiff which have offset legal fees and costs to date of approximately $478,000. Future legal fees and costs can not reliably be estimated.

     Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.

     Internal Revenue Service Audits. Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

     The substantive issues raised in these notices for the years 1986-1990 are primarily composed of the former television subsidiaries' amortization of film rights, the sale of the stock of a former television station, certain insurance company tax issues and a $27 million loss on the sale of a real estate partnership interest.

     The IRS' denial of film right amortization equates to approximately $10.5 million of the $13.9 million in additional taxes; provided that if the IRS were to prevail on the amortization issues, the tax basis in the television stations would be increased. This would have the effect of reducing income taxes in connection with the sale of the television stations.

     With respect to the loss on the sale of the real estate partnership interest, the IRS has claimed that the sale did not occur during 1990, but rather occurred after 1991. If the sale did not occur in 1990, then 1990 losses could not be carried back to 1987, to reduce Seafield's significant taxable income in 1987.

     Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments. Seafield is currently pursuing a compromise with the Appeals Division of the IRS for the 1986-1989 years. The 1990 issues have not yet been formally addressed at the Appeals Division but Seafield is advised by IRS representatives that tax issues in all years under audit will be addressed together. Resolution of these tax disputes may reasonably be expected, but is not certain, during 1997.

     The Company is assuming from Seafield all contingent tax liabilities and is acquiring all rights to refunds as well as any interest thereon related to these tax years (the "Tax Claims") and liabilities and refunds related to any issues raised by the IRS for years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. Based upon the advice of counsel, the Company believes that it will prevail on the 1990 loss carryback issue. In addition, there are meritorious defenses or pending favorable compromises for many of the other substantive issues. The Company believes that adequate accruals for these income tax liabilities have been made.

     California Tax Issues. In December 1996, the California state auditor sent Seafield an audit report covering the 1987- 1989 taxable years.
The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. A billing is expected to be made to Seafield within six months from the submission of the report by the auditor. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000, exclusive of interest. The Company is assuming all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established on the pro forma balance sheet appropriate accruals for the California state income tax liability. See Note 11 to Combined Financial Statements.

      The Company believes that final resolution of the above Tax Claims after taking into account offsetting claims for refunds and amounts accrued, should not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS.

     The Common Stock of the Company has been traded on the OTC Bulletin Board under the symbol SLHO since February 24, 1997. Since that date the high and low closing prices of the Common Stock were $31.00 and $16.62 respectively. At February 24, 1997, there were approximately 1,800 holders of record of the Company's Common Stock. It is believed that the Common Stock is held by more than 1,000 beneficial owners.

DIVIDEND POLICY
     The Company has paid no cash dividends since inception. Under the Distribution Agreement with Seafield, the Company will be restricted from paying dividends, in cash or property, or redeeming its capital stock, for a period of two years following the Distribution Date of March 3, 1997, without the consent of Seafield.






ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected historical financial data for the Company. The historical financial information presented reflects periods during which the Company did not exist but rather reflects the financial information of Seafield's businesses and assets transferred to the Company in connection with the Distribution as well as related liabilities assumed by the Company. The historical financial information presented may not necessarily be indicative of the results of operations or financial condition that would have been obtained if the Company had been a separate, independent company during the periods shown. Neither should the information be deemed to be indicative of the Company's future performances as an independent company. The financial information should be read in conjunction with the Combined Financial Statements and the notes thereto. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".


                                        Years ended December 31,
                                  1996     1995     1994     1993    1992
                                ------------------------------------------
                                              (in thousands)

Statement of Operations Data
----------------------------
Real estate sales              $ 15,606   10,485   10,932   16,297  33,067
Real estate rentals
  and other                         759    1,001    1,059    1,173   1,701
                                ------------------------------------------
  Total Revenues               $ 16,365   11,486   11,991   17,470  34,768
                                ==========================================
Cumulative effect of change
  in accounting principle (1)  $ (1,400)     --       --       --      --
Net loss                         (5,598) (11,232)  (6,545)  (4,166) (5,904)

Balance Sheet Data
------------------
Current assets                 $  5,529   4,432     3,707    6,006    1,538
Real estate held for sale        24,202   35,073   40,998   39,047   50,703
Investment securities             4,718    5,136    6,161    6,624    6,990
Investment in oil and gas
  partnerships and interests      3,526    5,255    6,703    8,543   11,427
Total assets                     38,474   51,638   64,627   70,155   84,471
Current liabilities               2,165      365      239    2,150    1,186
Long-term debt                      --     1,289    2,689    1,153    1,153
Combined equity                  35,813   49,686   61,147   66,438   81,271

(1) Adoption of statement of Financial Accounting Standard No. 121, "Acounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Introductory remarks about results of operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when Company's assets were owned by Seafield and operated as part of Seafield. It should be read in conjunction with Items 1 and 6 and the Notes to Company's Historical Combined Financial Statements included elsewhere herein. It covers the years ended December 31, 1996, 1995 and 1994.


1996 Compared to 1995.

Real estate revenues in 1996 were $16.4 million compared with $11.5 million in 1995. The real estate sales revenues in 1996 include the sale of 40 residential units in Florida and New Mexico ($14.8 million); 20 acres of land in Oklahoma ($275,000) and 1.5 acres of land in Kansas ($580,000). In 1995, the real estate sales revenue included the sale of 29 residential units or lots in Florida, Missouri, New Mexico and Texas ($7.9 million) and 302 acres of land in Kansas and Texas ($2.6 million). Real estate rental and other revenues decreased from $1 million in 1995 to $759,000 in 1996, reflecting sales of rental property and an approximate 15% decrease in rentals at the Reno parking garage.

At the end of 1996, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming, all of which are listed for sale. The total acreage consisted of approximately 1,147acres and approximately 71 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1996 totaled $15.3 million, compared with a cost of approximately $10.9 million in 1995, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $2.7 million in 1996, compared with $3.2 million in 1995. The decrease is attributable to a reduction in expenses associated with the substantial completion of the residential projects and a reduction of depreciation in 1996 as real estate available for sale is not depreciated under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was implemented effective January 1, 1996.

Adoption of SFAS No. 121 on January 1, 1996 resulted in an impairment loss on real estate held for sale of $1.4 million which is included in the accompanying statement of operations for 1996 as the cumulative effect of a change in accounting principle. This impairment loss resulted primarily from discounting expected future cash flows in estimating fair values less cost to sell of certain real estate properties.

An additional $1.1 million net impairment loss on real estate held for sale was recorded in 1996. This impairment loss resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on appraisals and other current market conditions.

General and administrative expenses in the statements of operations include a $1.5 million estimate in both 1996 and 1995 of Seafield's actual costs. Management estimates that the Company will incur approximately $1.5 million of expenses annually when the Company operates on a stand alone basis.

The above factors produced a loss from operations of $4.3 million in 1996, compared with $12.2 million in 1995.

Investment income in 1996 increased to $401,000 from $278,000 in 1995.
The 1996 income primarily reflects cash received in excess of basis from two venture capital funds while 1995's income consists of interest on notes receivable from the sale of real estate.

Equity in affiliates' operations produced a loss of $1.2 million in 1996,
compared with a loss of $267,000 in 1995.   During 1996, the oil and gas
operations recorded affiliated losses of $1.1 million, compared to a $209,000 loss in 1995, reflecting increased costs recorded by Syntroleum and variances in operating results of the oil and gas general partnership interests. Syntroleum is a developmental venture which is expected to incur losses throughout its development stage. See Item 1 and Notes to Combined Financial Statements for additional information regarding Syntroleum."

Interest expense decreased to $107,000 in 1996 from $189,000 in 1995 reflecting retirement of a real estate note payable in 1995.

Equity in earnings of venture capital investment funds totaled $890,000 in 1996 while 1995 produced a loss of $249,000. These funds invested in development stage companies which cause earnings to be subject to significant variations.

The $159,000 of other income in 1996 consists of cash received during the fourth quarter in excess of the $800,000 of Tenenbaum assets at September 30, 1996. See Item 1 for additional information. All future Tenenbaum receipts will be recorded since all costs have been recovered on this asset that has been accounted for on the costs recovery method. The 1995 income on sale of affiliates reflects the Company's net gain of $111,000 on the sale of a partnership interest in a commercial property in Colorado.

Tax expense of $56,000 was recorded in 1996 compared with tax benefits of $1.3 million in 1995. Because the Company is a party to a tax sharing agreement with other Seafield entities, some tax benefits were recorded in 1995 for utilization of the Company's losses by Seafield. Valuation allowances of $2.6 million in 1996 and $3.7 million in 1995 were provided on the tax benefits because utilization within the Seafield group was not expected. See Note 8 to Combined Financial Statements for additional information.

The net loss in 1996 of $5.6 million and $11.2 million in 1995 reflect the above results of operations.


1995 Compared to 1994.

Real estate revenues in 1995 were $11.5 million compared with $12 million in 1994. The real estate sales revenues in 1995 include the sale of 29 residential units or lots in Florida, Missouri, New Mexico and Texas ($7.9 million) and 302 acres of land in Kansas and Texas ($2.6 million). The 1994 real estate sales revenue included the sale of 47 residential units or lots in Florida, New Mexico and Texas ($10.4 million) and land in California ($500,000). Real estate rental and other revenues decreased $58,000 to $1 million in 1995 reflecting the sale of a rental property in 1994.

At the end of 1995, real estate holdings include residential land, undeveloped land, single family housing and commercial structures. The total acreage consisted of approximately 1,165 acres and 99 lots or units for sale.

Cost of the real estate sales totaled approximately $10.9 million in both 1995 and 1994. Real estate operating expenses totaled $3.2 million in 1995, compared with $4 million in 1994. The decrease primarily reflects termination costs in 1994 associated with a real estate project.

During 1995, a $7.9 million net realizable value provision on real estate was recorded. The loss reflected decreases in sales prices during 1995. Management believed the decline was other than temporary and therefore recorded a loss provision on the affected sales inventory. Likewise, in 1994, a $4.4 million loss was recorded on Texas land held for sale when conditions indicated that a decline was occurring in the market for this type of sale inventory. Management regularly analyzes market trends and adjusts the carrying values when an impairment condition is indicated.

General and administrative expenses include a $1.5 million estimate in both 1995 and 1994 of Seafield's actual costs. Management estimates that the Company will incur approximately $1.5 million of expenses annually when the Company operates on a stand alone basis.

The above factors produced a loss from operations of $12.2 million in 1995, compared with $8.9 million in 1994.

Investment income in 1995 was $278,000 compared to $1,127,000 in 1994. The 1994 increase included the recognition of deferred interest income on a real estate note receivable.

Equity in affiliates' operation produced a loss of $267,000 in 1995, compared with earnings of $254,000 in 1994. During 1995, the oil and gas operations recorded affiliated losses of $209,000, compared to earnings of $373,000 in 1994, reflecting variances in operating results of the oil and gas general partnership interests and increased costs recorded by Syntroleum. See Notes to Combined Financial Statements for additional information regarding operations accounted for on the equity method.

Interest expense, all associated with real estate, decreased slightly to $189,000 in 1995 from $222,000 in 1994 reflecting decreases in notes payable.

Equity in losses of venture capital investments were approximately the same in 1995 and 1994. Variance in results are expected as these funds have investment in development stage companies.

Gain on sale of affiliates income in 1995 reflects the Company's net gain of $111,000 on the sale of a partnership interest in a commercial property in Colorado.

Tax benefits of approximately $1.3 million were recorded in 1995 and $1.4 million in 1994. Because the Company is a party to a tax sharing agreement with other Seafield entities, benefits were recorded for utilization of the Company's losses by Seafield. In 1995, valuation allowances were provided on some tax benefits because it was not expected Seafield could realize utilization of the Company's losses.

The net loss in 1995 of $11.2 million and $6.5 million in 1994 reflect the above results of operations.


Liquidity and Capital Resources

Prior to September 30, 1996, the Company's liquidity was provided by Seafield. However, as discussed in Item 1, Seafield transferred to the Company cash of $6.9 million and approximately $3.1 million of short-term investments (consisting of a U.S. Treasury Note which is pledged to a bank for a real estate letter of credit) on March 3, 1997, (Distribution Date). Additionally, any cash generated from operations of or the sale of the Company's assets from October 1, 1996 to March 3, 1997 will be for the benefit of the Company. The $3.9 million of cash and cash equivalents in the December 31, 1996 combined balance sheet represents the net cash generated by the Company during 1996's fourth quarter.

The residential condominiums projects were substantially complete by the end of 1995. Cash provided from operations in 1996 totaled $8.9 million compared to $33,000 of cash used in 1995, reflecting decreased expenditures to complete real estate projects. Additionally, cash provided by real estate sales increased approximately $3 million to $13 million in 1996, including a $225,000 deposit on a sale that closed in 1997. The timing of receipts from real estate sales and/or collections of notes thereon, as well as distributions from venture capital investments, may vary significantly.

Debt associated with real estate totaled $1.2 million at December 31, 1996 and is due in December 1997. This consolidated debt is non-recourse and comprises the increase in current notes payable and decrease in long-term notes payable on the Combined Balance Sheets. The Company is obligated under recourse debt (with an unpaid balance of $6.2 million) of an affiliate accounted for on the equity method. The Company's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury Note transferred to the Company at the Distribution Date. See Notes to Combined Financial Statements for additional information.

Management anticipates that future additions to property, plant and equipment will be minimal. During 1997, management estimates that construction and disposal costs to complete real estate projects in development will be approximately $2 million. The Company may seek its own credit facilities but management expects cash flow from operations, cash from the capitalization at Distribution Date and the sale of assets will be sufficient to fund cash needs. The capitalization and operations cash will increase the Company's December 31, 1996 combined historical equity of $35.8 million. See Note 11 of Combined Financial Statements

Subsequent Events.

On January 21, 1997, the Circuit Court of Jackson County, Missouri entered a judgment favorable to the Company in the claim against Skidmore, Owings & Merrill that is described under Item 3 The amount of the judgment, together with accrued interest at December 31, 1996, is approximately $5.8 million. While the judgment has been appealed, the Company has been advised by its Counsel that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year.

During January and February of 1997, approximately $600,000 of net cash was generated from the Company's real estate assets, including sales and operations. Additionally, the sale of a 547 acre Fort Worth, Texas tract of undeveloped real estate generated a $1.5 million three year secured note which the Company financed. Approximately $650,000 was also received with respect to Tenenbaum receivables that are described under Item 1.

On February 28, 1997, Seafield sold 100,000 shares of Watson Pharmaceutical stock for approximately $4.3 million, producing a gain for the Company of approximately $3 million. The cash generated by the sale was transferred to the Company when received by Seafield in March 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 "Earnings per Share" is required to be implemented for both interim and annual periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not Applicable)



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

Name                       Age     Position

James R. Seward, CFA        44     President, Chief Executive Officer
                                     and Class  A Director
P. Anthony Jacobs, CFA      55     Chairman of the Board  and Class A
                                     Director.
Steven K. Fitzwater         50     Vice President, Chief Accounting and
                                     Financial Officer, Treasurer and
                                     Secretary and Class C Director
Lan C. Bentsen              49     Class C Director
W. D. Grant                 80     Class B Director
W.T. Grant II               46     Class B Director
Michael E. Herman           55     Class A Director
David W. Kemper             46     Class B Director

     Mr. Seward has been a director of Seafield since 1990, the Executive Vice President of Seafield since May 1993; Senior Vice President of Seafield from August 1990 to May 1993 and Chief Financial Officer of Seafield since 1990. Mr. Seward also is a director of Syntroleum, LabOne, Inc. (LabOne) and Response Oncology, Inc. (Response). Seafield owns 82% of LabOne and 67% of Response.

     Mr. Jacobs has been a director of Seafield since 1987, the President of Seafield since May 1993 and Chief Operating Officer of Seafield since 1990. He is also a director of Syntroleum, LabOne, Response and Trenwick Group, Inc..

     Mr. Fitzwater has been the Vice President, Chief Accounting Officer and Secretary of Seafield since 1990.

     Mr. Bentsen has been a Seafield director since 1986 and has been Managing Partner of Remington Partners (Investments) since 1995; prior to its sale in 1994, Mr. Bentsen was Chairman and Chief Executive Officer of Sovereign National Management, Inc. (property management).

     Mr. W. D. Grant has been a consultant to Seafield since August 1990; he was Chairman of the Board of Seafield until May 1993. Mr. Grant also is a director of LabOne and Boatmen's First National Bank of Kansas City.

     Mr. W. T. Grant II has been a director of Seafield since 1980, the Chairman and Chief Executive Officer of Seafield since May 1993; and President of Seafield prior to May 1993. Since November 1995, Mr. Grant has also served as President, Chairman of the Board and Chief Executive Officer of LabOne Mr. Grant also is a director of AMC Entertainment, Inc., Commerce Bancshares, Inc., Kansas City Power & Light Company, and Response.

     Michael E. Herman has been a Seafield director since 1991 and has been engaged in private investments since 1990 (partner Herman
Family Trading Company); he has been President of Kansas City Royals Baseball Team (major league baseball) since 1993; and Chairman of the Finance Committee of Ewing Marion Kauffman Foundation since 1990. Mr. Herman also is a director of Boatmen's First National Bank of Kansas City, Cerner Corporation, Janus Capital Corporation and Agouron Pharmaceuticals, Inc.

     Mr. Kemper has been Chairman of the Board, President and Chief Executive Officer of Commerce Bancshares, Inc. (bank holding company) and Chairman and Chief Executive Officer and a director of Commerce Bank, N.A. (St. Louis) for more than the past five years. Mr. Kemper also is a director of Ralcorp Holdings, Inc., Wave Technologies International, Inc. and Tower Properties Company.

     The Articles of Incorporation and Bylaws provide that the Company Board will be divided into three classes of directors, with the classes to be as nearly equal in number as possible, and that, of the initial directors of the Company following the Distribution as identified above, the Class A directors will continue to serve until the 2000 Annual Meeting of Stockholders, the Class B Directors will continue to serve until the 1998 Annual Meeting of Stockholders and the Class C Directors will continue to serve until the 1999 Annual Meeting of Stockholders. Starting with the 1997 Annual Meeting of Stockholders, which was held in January 1997, one class of directors is elected each year for a three-year term. The Bylaws provide that beginning in 1998 annual meetings of stockholders shall be held on the second Wednesday in May or such other date as may be fixed by resolution of the Company Board. The first annual meeting for which proxies will be solicited from stockholders is expected to be held on May 13, 1998.

Certain Board Committees

     The Company Board has established an Executive Committee consisting of Messrs. Seward, Jacobs, Fitzwater and Grant II, an Audit Committee consisting of Messrs. Kemper, Bentsen and W.D. Grant, and a Nominating Committee and Compensation Committee consisting of Messrs. Bentsen, Kemper and Herman. The specific duties of such committees will be established at a meeting of the Company Board prior to the next annual meeting of the stockholders.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation of Directors

           Nonemployee directors of the Company receive compensation consisting of annual cash retainers, meeting fees and stock option awards.

           Cash Compensation. Directors who are not employees of the Company are paid an annual retainer for Company Board service of $1,000 per quarter and a fee of $500 for each Company Board meeting attended. Directors who are employees of the Company, Messrs. Seward, Jacobs and Fitzwater, are not paid any fee or additional remuneration for services as members of the Company Board or any committee thereof.

           Directors' Stock Options. Pursuant to the SLH Corporation 1997 Stock Incentive Plan (the " SLH Stock Option Plan"), all of the above named directors of the Company other than Messrs. Seward, Jacobs and Fitzwater have received options to purchase 16,200 shares of the Company's Common Stock at the fair market value of such stock as of the close of business on March 3, 1997, which the Company has determined to be $19.15 per share.

Compensation of  Executive Officers

           The following table summarizes compensation paid to all of the Company's Executive Officers for services rendered to Seafield during 1996 . Under the Interim Services Agreement, all of the Company's Executive Officers will remain full time employees of Seafield after the Distribution Date, until the earlier of the termination of that agreement or the cessation of their full time employment with Seafield. Pursuant to that agreement, Seafield will make their services and the services of certain other Seafield employees available to the Company on an as needed basis in exchange for Seafield's use of the Company's offices, equipment and other facilities. See "Item 13. Certain Relationships and Related Transactions." Upon any termination of the arrangement during 1997 it is expected that each of Messrs. Seward, Jacobs and Fitzwater will receive a base salary from the Company in the amount of $75,000, $75,000 and $60,000, respectively , auto allowances and usual health insurance, vacation and other benefits customarily provided to all salaried employees. Each of Messrs. Jacobs, Seward and Fitzwater have also received stock options under the 1997 SLH Stock Incentive Plan to the extent indicated in Note 2 to the table. The principal positions listed in the footnotes to the table are those held by the Named Executive Officers with the Company as of the Distribution Date.

                               SUMMARY COMPENSATION TABLE

                                                   Long-Term
                                                  Compensation
                                                     Awards
Name and                            Annual         Securities
Principal                        Compensation      Underlying     All Other
Position                Year   Salary      Bonus     Options       Compens.
                              ($) (1)       ($)      (#) (2)        ($) (3)
James R. Seward, CFA    1996  $147,290       --         --          20,810
President and Chief
Executive Officer

P. Anthony Jacobs, CFA  1996   249,590       --         --           95,110
Chairman of the Board

Steven K. Fitzwater     1996    94,266       --         --            9,937
Vice President - Chief
Financial and Accounting
Officer, Treasurer and
Secretary

     (1) Consists of cash compensation paid by Seafield for all services rendered to Seafield during 1996. At the Distribution Date, it is anticipated that each Executive Officer's annual rate of salary will be the same as the 1996 amount shown in the Summary Compensation Table; however, under the Interim Services agreement, that part of it which is attributable to services rendered to Seafield will be allocated to Seafield and the remaining part for services to the Company. Following termination of the Interim Services Agreement, the Executive Officers will be compensated by the Company at the following annual rates: James R. Seward:
$75,000;  P.  Anthony  Jacobs:  $75,000 and Steven K. Fitzwater: $60,000.

     (2) On March 3, 1997, Messrs. Seward, Jacobs and Fitzwater received options to purchase 65,000, 65,000 and 40,500 shares, respectively, of the Company Common Stock. All such options are nonqualified stock options with exercise prices equal to the fair market value of the Company Common Stock on the Distribution Date, which was determined by the Company to be $19.15 per share; all options have ten year terms and become exercisable in equal installments as follows: one fourth on March 3, 1997, and one-fourth on each of the first, second and third anniversary dates of such date. See "SLH Stock Incentive Plan."

     (3) The amounts include contributions paid or accrued to the named executive officers' accounts in Seafield's 401(k) Plan ("401(k)") and Money Purchase Pension Plan ("MPP"), pursuant to a Supplemental Retirement Agreement ("SERP") with the executive and for term life insurance for the executive.

Employment Agreements

         Each of the Executive Officers named in the Summary Compensation Table is a party to an Employment Agreement with the Company. Each Employment Agreement provides for employment of the Executive Officer for an initial term commencing on the date the Executive Officer ceases to be employed by Seafield under the Interim Services Agreement on behalf of the Company and ending on the third anniversary of the Distribution Date. The term of the Employment Agreements is automatically extended for successive one year periods unless a notice of non-extension is given by either party at least twelve months prior to the end of the then current term.

         Compensation does not commence under the Employment Agreement until the date the Executive Officer ceases to be employed by Seafield under the Interim Services Agreement. Base compensation, which is initially at the rates per annum set forth above under "Compensation of Executive Officers," is subject to adjustment annually by the Company Board, provided that base salary may not be decreased by more than five percent year to year. The Employment Agreements provide that an Executive Officer's full time is not required and such Executive Officer is entitled to pursue other employment or business opportunities simultaneously with his duties to the Company.

         The employment of each of the Company's Executive Officers is subject to termination for cause, which is defined as including willful misconduct with respect to an Executive Officer's duties, or the perpetration of a fraud, embezzlement, or other act of dishonesty, or a breach of trust or fiduciary duty which materially adversely affects the Company or its stockholders or the other employment or business activities of such Executive Officer conflicting with the Company's business. The Employment Agreements provide that the Executive Officers will not compete with the Company during the term of the Employment Agreements and, if an Executive Officer is terminated with cause or voluntarily terminates his employment, for a period of one year thereafter.

SLH Stock Incentive Plan

         The Company has adopted a stock incentive plan, which provides for the granting of stock options respecting Company Common Stock to officers, employees and non-employee directors of the Company. Pursuant to the stock option plan, the initial non-employee directors of the Company have been granted options respecting 16,200 shares of Company common stock, effective on the Distribution Date. Non-employee directors who first become directors of the Company after the distribution date would be granted stock options respecting 16,200 shares of Company common stock effective on the date such a non-employee director first assumes office as a director of the Company. Each option granted to a non-employee director pursuant to the terms of the stock incentive plan will have a term of ten years, will provide for an exercise price equal to 100% of the fair market value of the Company Common Stock on the Distribution Date and will become exercisable in four installments as follows: one-fourth on the date of grant and one fourth on each of the first, second and third anniversaries of the date of grant. Non-employee directors are entitled to receive additional grants of stock options under the stock option plan, but only subject to approval of such subsequent grants by Company stockholders. The Company does not presently expect that non-employee directors will be granted options other than those described above.

         Except for grants of stock options to non-employee directors as discussed above (which grants are provided for in the stock option plan itself), stock option grants will be administered by the Nominating and Compensation Committee of the Company Board ("Committee"). The Committee shall consist of two or more non-employee directors. The Committee has authority to issue stock options to officers and employees, with such terms and provisions as the Committee shall determine. The stock incentive plan limits the number of shares of Company Common Stock with respect to which stock options may be granted to 260,000 in the aggregate and further limits the number of shares of Company Common Stock which may be subject to stock options granted to any one individual to 65,000. Stock options granted to officers or employees may be either incentive stock options (ISO's) or non-qualified stock options (NQSO's), at the discretion of the Committee. Except in the case of officers or employees who are beneficial owners of more than ten percent of the voting power of Company Common Stock (which is not expected to be the case with any of the Company's officers or employees), options, including both NQSO's and ISO's, may be granted with an exercise price not less than 100% of the fair market value of the underlying shares on the date of grant. Options granted to officers and employees may not expire later than the tenth anniversary of the date of grant and no options may be granted after December 31, 2001. Options granted to officers and employees may contain such vesting schedule as is deemed appropriate by the Committee. The options initially granted to officers and employees and referred to in the Summary Compensation Table above all provide for vesting in four equal installments as follows: one-fourth on the date of grant and one-fourth on each of the first, second and third anniversaries of the date of grant.

         All options held by officers and employees expire six months after an option holder's employment with the Company terminates; provided, however, that except in the case of an ISO, the period is extended to twelve months in the case of a holder's death or disability and is extended to three years in the case of a holder's retirement. A non-employee director's options terminate ninety days after his term as a director terminates, except that said period is extended to twelve months if the non-employee director dies while in office or during the ninety days thereafter. Generally, options which are exercisable following termination of an option holder's employment or the expiration of a non-employee director's term as a director may be exercised only to the extent exercisable on the date employment terminates or the term as a non-employee director expires. However, vesting shall be accelerated in the event of an option holder's death, or in the case of options granted other than to non-employee directors, disability or retirement.

         All unvested options shall become immediately exercisable in the event of one or more of the following: (i) acquisition of beneficial ownership of 25% or more of the voting power of Company common stock by any person other than descendants of W. D. Grant's father; (ii) a change in the composition of the Company Board such that a majority of the Board is comprised of persons other than the initial directors and future directors nominated by the initial directors or persons who have been nominated by the initial directors; (iii) consummation of a merger or consolidation involving the Company; or (iv) adoption of a plan of complete liquidation and dissolution by the Company Board and the Company's stockholders.

          Except in the case of ISOs, payment of the exercise price for options may, at the holder's election, be made either in cash, in the form of shares of Company Common Stock previously owned by the option holder, or by way of the Company withholding shares otherwise issuable upon the exercise of an option with a fair market value at the time of exercise equal to the exercise price.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENTS.

By Management

         The following table sets forth the number of shares of Company Common Stock beneficially owned as of March 3, 1997, directly or indirectly, by each director, each Named Executive Officer and all directors and executive officers as a group, based on their holdings of record of Seafield Common Stock on February 24, 1997. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown.

                              Amount and Nature of
                Name       Beneficial Ownership (1)(2)(11)   Percentage(12)

James R. Seward (9)                 25,444                       1.6%
P. Anthony Jacobs (8)               28,785                       1.8%
Steven K. Fitzwater                 13,837                        --
Lan C. Bentsen (3)                   6,012                        --
W. D. Grant (4)                    271,846                      17.0%
W.T. Grant II (5)                   40,770                       2.5%
Michael E. Herman (6)                5,860                        --
David W. Kemper (7)                  4,702                        --
All Directors and Officers
  as a group of eight (10)         396,227                      23.5%
----------------

(1) A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security. Each person listed has stated that he, either alone or with his spouse, has sole voting power and sole investment power with respect to the shares shown as beneficially owned, except as otherwise indicated.

     (2) Shares of Company Common Stock shown as beneficially owned include shares issuable upon the exercise of stock options that were exercisable on the Distribution Date or that become exercisable within 60 days thereafter, as follows: Lan C. Bentsen, 4,050 shares, W. D. Grant, 4,050 shares; W. T. Grant II, 4,050 shares; Michael E. Herman, 4,050 shares; David W. Kemper, 4,050 shares; P. Anthony Jacobs, 16,250 shares, James R. Seward, 16,250 shares; Steven K. Fitzwater, 10,125 shares, and all directors and executive officers as a group, 62,875 shares.

     (3) Includes 355 shares held by a family trust for the benefit of Mr. Bentsen's children, as to which he disclaims beneficial
ownership.   An unaffiliated person is trustee with sole voting and
investment powers.

     (4) Includes 59,490 shares held by a family trust for which W. D. Grant serves as a co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A.; and 1,350 shares held by a family foundation of which W.D. Grant shares voting and investment power with UMB Bank, N.A.; also including 6,712 shares owned by W. D. Grant's wife, as to which he disclaims beneficial ownership.

     (5) Includes 7,814 shares held by W. T. Grant II as custodian for his children; includes 11,250 shares held in a family trust for which
W. T. Grant II serves as a co-trustee with Laura Gamble and in that capacity shares voting and investment powers; also includes 2,967 shares owned by the wife of W. T. Grant II, as to which he disclaims beneficial ownership.

     (6) Includes 50 shares owned by the Herman Family Trading Company of which Mr. Herman is a general partner and approximately 73% owner.

     (7) Includes 489 shares held in a family trust for which Mr. Kemper serves as a trustee, and in that capacity shares voting power and has sole investment power.

     (8) Includes 250 shares owned by the wife and 50 shares owned by the son of P. Anthony Jacobs as to which he disclaims beneficial ownership.

     (9) Includes 375 shares held in a family trust for which Mr. Seward serves as a co-trustee with his mother, and in that capacity shares voting and investment powers.

     (10) Includes (i) 62,875 shares of Company Common Stock issuable upon the exercise of stock options granted under the SLH 1997 Stock Incentive Plan that became exercisable on March 3, 1997 or that become exercisable within 60 days thereafter.

     (11) Includes as to each of the following individuals, the following numbers of shares held in their respective accounts under the Seafield Capital Corporation 401(k) Plan and Trust, as to which shares the individual shares investment power, but does not have voting power:
James R. Seward, 166 shares; P. Anthony Jacobs, 565 shares; Steven K. Fitzwater, 160 shares; and W.T. Grant II, 297 shares (plus, in the case of both Messrs. Fitzwater and Seward, the balance of the shares in the Seafield 401(K) Plan as to which each shares voting power as a member of the Seafield 401(K) Plan Administrative Committee; the Seafield 401(K) Plan own an aggregate of 1,712 shares).

     (12) The percentages represent the total number of shares of Common Stock shown in the adjacent column divided by 1,622,276 the number of issued and outstanding shares of the Company's Common Stock on March 3, 1997, plus, in each instance, all shares of Common Stock issuable to the person or group named upon the exercise of stock options granted under the SLH Corporation Stock Option Plan for 1997 that were exercisable on March 3, 1997, or that become exercisable within 60 days thereafter. Percentages of less than one percent are omitted.

 By Others

         The table below sets forth each person or entity (other than persons set forth in the preceding table) that has reported to the Company beneficial ownership of more than 5% of the Company's Common Stock as of March 17, 1997. The percentage of ownership is based on 1,622,276 shares outstanding as of March 3, 1997.

                               Amount and Nature of
         Name                  Beneficial Ownership           Percentage(1)

Gotham Partners, L.P (2)                83,215                     5.1%
110 East 42nd Street, 18th
Floor, New York, New York 10017.
------------

     (2) As reported in a Schedule 13D filed on March 17, 1997. Gotham Partners II, L.P. reports ownership of an additional 760 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company and Seafield have entered into certain agreements for the purpose of effecting the Distribution and defining the ongoing
relationship between  them.   These  agreements   consist  of  the
Distribution   Agreement, Assignment, Interim Services Agreement and Tax
Sharing Agreement.

Distribution Agreement and Assignment

         The Distribution Agreement and Assignment provide for, among other things, the principal corporate transactions required to effect the Distribution and certain other matters governing the relationship between Seafield and the Company with respect to or in consequence of the Distribution.

     Transfer Assets and Liabilities. Under the Distribution Agreement and Assignment Seafield placed with the Company (1) the Transfer
Assets and the personnel currently involved in the management of those assets and (2) and the Transfer Liabilities, which include Seafield's financial responsibility for known and contingent or unknown liabilities which relate directly to the Real Estate, Energy and Miscellaneous businesses and assets as conducted on the Distribution Date and certain other liabilities of Seafield described in the Distribution Agreement, including Seafield's obligations under the Tax Claims described under "Item 3. Legal Proceedings."

         As security for the Company's obligations in connection with the Distribution, the Company has agreed in the Distribution Agreement that it will not pay any dividends in cash or property or redeem any of its capital stock for a period of two years following the Distribution Date, without the consent of the Seafield Board. That covenant will also limit the extent to which the Company may pay dividends or otherwise effect a complete liquidation prior to such date.

         Contingent Claims and Insurance. Under the Distribution Agreement, the Company will be entitled to the benefit of insurance coverage under Seafield policies, to the extent such insurance coverage existed and is available, for claims relating to the ownership or operation of the Transfer Assets by Seafield prior to the Distribution Date subject to, among other things, the obligation to reimburse Seafield for increases in insurance premiums as a result of payments for such claims.

         Employee Benefits. The Distribution Agreement and Assignment contain a number of provisions relating to current and former employees. Generally, under those provisions the Company assumed no obligations or liabilities with respect to employee plans or benefits prior to the Distribution Date but did assume responsibility for providing employee benefits for certain Seafield personnel, primarily consisting of employees of Scout Development Corporation, that became employees of the Company through its acquisition of Scout. Pursuant to these agreements the
Company  also   contracted  with  Seafield  for  executive  and
administrative services as described under the Interim Services Agreement described below.

         No Representations or Warranties. The Distribution Agreement and Assignment provide that Seafield transferred the Transfer Assets and Transfer Liabilities to the Company without representation or warranty "as is, where is," except as otherwise expressly provided.

Interim Services Agreement

         At the date of the transfer of the Transfer Assets and Liabilities to the Company under the Distribution Agreement and Assignment (the "Transfer Date"), all of Seafield's operations were conducted by 17 employees from 13,674 square feet of leased offices at 2600 Grand Boulevard, Kansas City, Missouri (the "Lease"). Under the Assignment Seafield transferred the Lease to the Company and all Seafield employees continued to remain employees of Seafield (the "Seafield Personnel") except for 9 employees of Scout Development Corporation and its subsidiaries (the "Company Personnel"). In particular, Messrs. Jacobs, Seward, and Fitzwater and other administrative personnel remained officers and employees of Seafield while also serving the Company under the Interim Services Agreement.

         On the Transfer Date Seafield and the Company entered into the Interim Services Agreement for the purpose of permitting Seafield and the Company to continue to jointly use their respective personnel and facilities until either party elects to terminate the arrangement. Under the arrangement, Seafield has agreed to provide to the Company during the term of the arrangement all services required by the Company for the operation of the offices of the Company's Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer together with clerical and administrative services, but not including services
required   exclusively  by  Scout  Development   Corporation  and  its
subsidiaries. In exchange for those services, the Company agrees to provide the retained Seafield Personnel with office facilities and equipment sufficient for the conduct of Seafield's activities. Seafield and the Company are required to review the amount of personnel and facilities used under the arrangement and each will reimburse the other to the extent that the exchange of facilities for services is not equivalent.

Tax Sharing Agreement

         Generally. In connection with the Distribution the Company and Seafield have entered into a Tax Sharing Agreement which provides, among other things, for the allocation among the parties thereto of Federal, state, local, and foreign tax liabilities for all periods through the Distribution Date. Though valid as between the parties thereto, the Tax Sharing Agreement is not binding on the IRS and does not affect the joint and several liability of Seafield and its subsidiaries to the IRS for all Federal taxes owed to the IRS by such corporations.

         Prior Tax Agreement.  Seafield and all of its  subsidiaries,
including subsidiaries  of  the  Company,   were  members  of  a
consolidated   group  of corporations  that filed  consolidated  Federal
income tax returns, and all of these corporations are parties to a tax sharing agreement dated August 1, 1990 that governs their relationship as members of this consolidated group (the "Prior Tax Agreement"). The Tax Sharing Agreement modifies and amplifies the Prior Tax Agreement in certain respects and expressly provides that the Prior Tax Agreement, as so modified and amplified, will continue in full force and effect with respect to all tax returns for periods beginning prior to the Distribution Date that are otherwise covered by such Prior Tax Agreement.

         Under the Prior Tax Agreement each member of the Seafield consolidated group is essentially liable for the amount of Federal income tax that it would pay if it filed a separate Federal income tax return. As a result of the continuation of the Prior Tax Agreement, among other things, Seafield will be responsible and liable for all Federal income tax liability attributable to it as the payor of the Distribution. Also under the Prior Tax Agreement as continued in effect by the Tax Sharing Agreement, each subsidiary of the Company will be liable to Seafield and will pay to Seafield after the Distribution Date an amount equal to any Federal income tax liability attributable to income generated by the subsidiary prior to such date and Seafield will be liable to the Company and will pay to the Company after the Distribution Date an amount equal to any Federal income tax savings attributable to losses generated by the subsidiary prior to such date..

         Other Matters. The Tax Sharing Agreement generally provides that the parties will cooperate with each other in the preparation and filing of tax returns and with regard to handling post-filing audits and similar proceedings. The Tax Sharing Agreement expressly provides that it does not deal with the liability of the parties with respect to the Tax Claims or any tax liabilities that arise out of or are related to the Tax Claims, since such liability is the subject of the Distribution Agreement and the Assignment.

Conflicts of Interest

          The above agreements were developed by Seafield in connection with its strategy to create the Company and to cause the Company's stock to be distributed to Seafield shareholders in the Distribution. Accordingly, none of the agreements are the result of arm's-length negotiation between independent parties.

         P. Anthony Jacobs, CFA, James R. Seward, CFA, and Steven K. Fitzwater, who are the President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and Vice President and Chief Accounting Officer of Seafield, respectively, are the Chairman, President and Chief Executive Officer, and Vice President and Chief Financial and Accounting Officer of the Company, respectively. All but one of the directors of the Company are also directors of Seafield. These officers and directors of the Company will continue in such dual capacities with Seafield and the Company for an indefinite period of time. Because the management of both Seafield and the Company are essentially identical, conflicts may arise with respect to the operation and effect of the agreements and arrangements described above and also with respect to the negotiation of any additional agreements which may well arise between Seafield and the Company. Although Seafield and the Company plan to utilize independent directors who have no affiliation with the Company to resolve any material issue that may arise between Seafield and the Company following the Distribution, such resolutions may not reflect the results of actual arms-length negotiations. Accordingly, conflicts arising out of the management of both Seafield and the Company by the same persons could have an adverse affect on the Company and its stockholders if not properly resolved.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

(a)(1) Financial Statements:
       Independent Auditors Report on SLH Combined Financial Statements and
         Schedule
       SLH Operations  Combined Balance Sheets as of December 31, 1996 and
         1995
       SLH Operations  Combined  Statements of Operations for the years ended December 31, 1996, 1995 and 1994
       SLH Operations Statements of Combined Equity
       SLH Operations  Combined  Statements  of Cash  Flows for the years ended December 31, 1996, 1995 and 1994
       Notes to SLH Operations Combined Financial Statements

   (2) Financial Statement Schedule:
       III.  Real Estate and Accumulated Depreciation

       All other  schedules are omitted because they are not applicable
         or  the   information  is  contained  in  the   Combined
         Financial Statements or notes thereto.

   (3) Exhibits required by Item 601 of Regulation S-K(see Index to Exhibits in paragraph (c) infra,)

(b)Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended
         December 31, 1996.

(c)Index to Exhibits (Exhibits follow the Schedules);
  Number   Description

   2(a)    Copy  of  Distribution  Agreement   [incorporated  by reference
           to Exhibit 2(a) to Form 10/A of the Company dated February 3,
           1997].

   2(b)  * Copy  of  Blanket  Assignment,  Bill of  Sale,  Deed and
           Assumption Agreement.

   3(a)    Articles   of   Incorporation   of  SLH   Corporation
           [incorporated by reference to Exhibit 3(a) to the Form 10 of the Company filed December 24, 1996].

   3(b) Bylaws of SLH Corporation [incorporated by reference to Exhibit 3(b) to the Form 10 of the Company filed December 24, 1996].

   4       Copy of Rights Agreement dated as of January 31, 1997
           [incorporated by reference to Exhibit 4 to the Form 10/A of the Company filed February 12, 1997].

  10(a)  * Copy of Facilities Management and  Interim Services Agreement.

  10(b)  * Copy of Tax Sharing Agreement .

  10(c)    Copy of SLH  Corporation  1997 Stock  Incentive  Plan
           [incorporated  by reference  to Exhibit  10(c) to the Form 10/A
           of the Company filed February 12, 1997].  **   ***

  10(d)    Form of Employment  Agreements with certain executive officers
           of  SLH   [(incorporated  by  reference  to Exhibit B to Exhibit
           2(a)]. **

  21 Subsidiaries of SLH Corporation (reference is made to Item 1 hereof)

  23     * Consent of KPMG Peat Marwick LLP with respect to Form 10-K

  27 Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1996 Form 10-K


   * These documents may be obtained by stockholders of the Company upon
     written request to:   SLH Corporation, P.0. Box 410949, Kansas City,
     Missouri 64141.

  ** Management Compensatory Plan

 *** Non-Management Director Compensatory Plan

(d)  Not Applicable.





                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SLH CORPORATION
                                     By:    /s/ P. Anthony Jacobs
                                         -----------------------------
                                            P. Anthony Jacobs
                                     Title: Chairman of the Board
                                            Officer and Director
                                     Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons who serve Registrant in the capacities and on the dates indicated.


By:    /s/ James R. Seward           By:    /s/ Steven K. Fitzwater
    -----------------------------        -----------------------------
       James R. Seward                      Steven K. Fitzwater
Title: President and Chief           Title: Vice President, Chief
       Executive Officer                    Financial Officer, Chief
       and Director                         Accounting Officer, and
Secretary and Director
Date:  March 31, 1997                Date:  March 31, 1997


By:    /s/ David W. Kemper           By:    /s/ Michael E. Herman
    -----------------------------        -----------------------------
       David W. Kemper                      Michael E. Herman
Title: Director                      Title: Director
Date:  March 31,1997                 Date:  March 31, 1997




INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
SLH Corporation:

We have audited the combined balance sheets of SLH Operations as of December 31, 1996 and 1995 and the related combined statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SLH Operations at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                      /s/ KPMG Peat Marwick LLP


Kansas City, Missouri
March 31, 1997




SLH OPERATIONS
Combined Balance Sheets
---------------------------------------------------------------------
December 31,                                       1996         1995
---------------------------------------------------------------------
                                                     (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $   3,925          --
  Accounts and notes receivable                       33           69
  Real estate under contract                       1,223        3,868
  Other current assets                               348          495
                                                ---------------------
      Total current assets                         5,529        4,432
Real estate held for sale                         24,202       35,073
Investment securities                              4,718        5,136
Investment in affiliates:
  Oil and gas partnerships and interests           3,526        5,255
  Other                                             (116)         123
Property, plant and equipment                        425          630
Notes receivable                                     --            22
Intangible assets                                    113          839
Deferred income taxes                                 73          118
Other assets                                           4           10
                                                ---------------------
                                               $  38,474       51,638
                                                =====================
LIABILITIES AND COMBINED EQUITY
Current liabilities:
  Accounts payable                             $     289          115
  Notes payable                                    1,194          --
  Other current liabilities                          682          250
                                                ---------------------
      Total current liabilities                    2,165          365
Notes payable                                        --         1,289
Deferred income taxes                                183          183
Other liabilities                                    313          115
                                                ---------------------
      Total liabilities                            2,661        1,952
                                                ---------------------
Total combined equity                             35,813       49,686
                                                ---------------------
                                               $  38,474       51,638
                                                =====================

See accompanying notes to combined financial statements.



SLH OPERATIONS
Combined Statements of Operations
----------------------------------------------------------------------
Year Ended December 31,                     1996      1995      1994
----------------------------------------------------------------------
                                           (In thousands except
                                            per share amounts)
REVENUES
  Real estate sales                     $  15,606    10,485    10,932
  Real estate rentals and other               759     1,001     1,059
                                         ----------------------------
    Total revenues                         16,365    11,486    11,991

COSTS AND EXPENSES
  Real Estate:
     Cost of sales                         15,250    10,984    10,897
     Operating expense                      2,733     3,217     4,048
     Provision for loss on real
       estate held for sale, net            1,069     7,901     4,400
  General and administrative                1,581     1,564     1,554
                                         ----------------------------
  Loss from operations                     (4,268)  (12,180)   (8,908)
Investment income - net                       401       278     1,127
Equity in net earnings (loss)
  of affiliates                            (1,217)     (267)      254
Interest expense                             (107)     (189)     (222)
Equity in net earnings (loss) of
  venture capital investment funds            890      (249)     (233)
Other income                                  159       --        --
Gain on sale of affiliates                    --        111       --
                                         ----------------------------
  Loss before income taxes
    and cumulative effect                  (4,142)  (12,496)   (7,982)
                                         ----------------------------
  Taxes on income (benefits):
    Current                                    11    (1,225)   (1,638)
    Deferred                                   45       (39)      201
                                         ----------------------------
      Total                                    56    (1,264)   (1,437)
                                         ----------------------------
Loss before cumulative effect of
   change in accounting principle          (4,198)  (11,232)   (6,545)
Cumulative effect of change in
  accounting principle                     (1,400)      --        --
                                         ----------------------------
NET LOSS                                $  (5,598)  (11,232)   (6,545)
                                         ============================



See accompanying notes to consolidated financial statements.



SLH OPERATIONS
STATEMENT OF COMBINED EQUITY
--------------------------------------------------------------------
                                                      (in thousands)
--------------------------------------------------------------------

Balance, December 31, 1993                               $ 66,438
Net loss                                                   (6,545)
Capital contributions from Seafield Capital Corporation     1,254
                                                          -------
Balance, December 31, 1994                                 61,147
Net loss                                                  (11,232)
Distributions to Seafield Capital Corporation                (229)
                                                          -------
Balance, December 31, 1995                                 49,686
Net loss                                                   (5,598)
Distributions to Seafield Capital Corporation              (8,275)
                                                          -------
Balance, December 31, 1996                               $ 35,813
                                                          =======



See accompanying notes to combined financial statements.


SLH OPERATIONS
COMBINED STATEMENTS OF CASH FLOWS
                                                   Years Ended December 31,
---------------------------------------------------------------------------
                                                   1996      1995     1994
---------------------------------------------------------------------------
                                                        (in thousands)
OPERATING ACTIVITIES
Net loss                                        $ (5,598)  (11,232) (6,545)
Adjustments to reconcile net loss to net cash
  provided (used) by operations
  Cumulative effect of change in accounting
      principle                                    1,400        --      --
  Depreciation and amortization                      374       582     641
  Equity in net (earnings)loss of affiliates       1,217       267    (254)
  Equity in net (earnings) loss of venture capital
     investment funds                               (890)      249     233
  (Gain) loss on sale of affiliates                   --      (111)     --
  Provision for loss of real estate held for sale  1,069     7,901   4,400
  Sales of real estate                            12,773     9,890   9,400
  Collections of notes receivable from sales
    of real estate                                    14     4,132     658
  Increase of notes receivable from sales of
    real estate                                       --        --    (138)
  Additions to real estate held for sale          (1,726)  (12,637)(10,991)
  Change in accounts receivable                       22       352    (122)
  Change in accounts payable                         174         8    (419)
  Increase in deposits                               225        --      --
  Income taxes and other                            (201)      566  (1,032)
                                                  -------------------------
Net cash provided (used) by operations             8,853       (33) (4,169)
                                                  -------------------------
INVESTING ACTIVITIES
Investments in affiliates                            (44)   (1,000)   (114)
Distributions from affiliates                      1,383     1,447   2,314
Additions to property, plant and equipment, net      (27)      (21)   (112)
Collections of other notes receivable                 22        35     159
Proceeds from sale of affiliates                      --       425      --
Proceeds from sales of leased land                    --        --     438
Net cash received on Tenenbaum assets                800        --      --
Investments in venture capital investment funds       --        --    (120)
Distributions from venture capital
    investment funds                               1,308       776     350
                                                  -------------------------
  Net cash provided by investing activities        3,442     1,662   2,915
                                                  -------------------------
FINANCING ACTIVITIES
Payments of principal on long-term debt              (95)   (1,400)     --
Net transactions with Seafield Capital
    Corporation                                   (8,275)     (229)  1,254
                                                  -------------------------
Net cash provided (used) by financing activities  (8,370)   (1,629)  1,254
                                                  -------------------------
Net change in cash and cash equivalents            3,925        --      --
Cash and cash equivalents - beginning of year         --        --      --
                                                  -------------------------
Cash and cash equivalents - end of year         $  3,925        --      --
                                                  =========================

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
  Interest                                      $    107       189     222
                                                  =========================
  Income taxes, net                             $     12    (1,224) (1,638)
                                                  =========================

See accompanying notes to combined financial statements.



SLH OPERATIONS
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION AND BASIS OF PRESENTATION
Pursuant to a Distribution Agreement between SLH Corporation (SLH) and Seafield Capital Corporation (Seafield), the parent company of SLH, Seafield transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Seafield's historical cost. All stock of SLH was then distributed to the shareholders of Seafield (the Distribution) on March 3, 1997. See Note 11 for additional information about the Distribution.

The accompanying combined financial statements present the financial position, results of operations and cash flows of the business, assets and liabilities comprising the Transfer Assets and Transfer Liabilities which relate directly to the businesses transferred (SLH Operations or the Company). Other Transfer Assets and Transfer Liabilities are discussed in
Note 11. The Company is primarily engaged in the business of managing, developing and disposing of real estate and energy businesses and other assets consisting of stock investments of privately-held corporations and limited partnership interests in privately-held venture capital funds.

Scout's assets consist of partially developed and undeveloped land, residential development projects and commercial property. Resources has investments in oil and gas partnerships and Syntroleum Corporation (Syntroleum), a development-stage company with a process for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels, such as diesel, kerosene and naphtha. All significant intercompany transactions have been eliminated in combination.

The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what these amounts would have been if it had been a separate, stand-alone entity during the periods presented.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant assumptions include estimates of fair value less cost to sell
assets to be disposed of, principally real estate properties.   Management
utilizes a variety of sources in estimating fair values including recent sales of comparable assets, internal appraisals based on current market conditions, discounted cash flows, and, to a lesser extent, independent appraisals. Significant assumptions used in discounting cash flows include the amount and timing of expected cash flows and the discount rate. Management estimates the amount and timing of cash flows as described above. Discount rates estimated to be commensurate with the risk involved for individual properties are selected based on current economic conditions and industry practices. The amounts the Company will ultimately realize could materially differ from the carrying amounts in the accompanying combined balance sheets.

General and administrative expenses have been included in the statements of operations based on management's estimate of what expenses would have been incurred had the Company operated on a stand alone basis for all periods presented. Such amounts are not materially different than what are expected for future periods. The estimated expense is approximately $1.5 million for each of the years ended December 31, 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS
All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

REAL ESTATE AND OTHER LONG-LIVED ASSETS
Real estate sales are recognized when consummated. Profit is recognized using the full accrual method when the down payment, continuing investment, and transfer of risk criteria have been satisfied. Payments received from buyers prior to recording of a sale are recorded as deposits. Real estate rentals and other revenues are accrued in the period when earned.

Prior to January 1, 1996, real estate held for sale was valued at the lower of cost, including development costs less allowances for depreciation, or market. Development costs which are incurred during the period of development or construction are capitalized. Capitalized costs are charged to operations as properties or units are sold or, in the case of income producing properties, are amortized as part of the depreciation charges.

During 1994 and 1995, the Company made provisions for loss on real estate held for sale of $4.4 million and $7.9 million, respectively. The provisions resulted from changes in net realizable value based upon management's analysis of recent sales transactions and other current market conditions.

With the adoption of SFAS 121, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Any impairment loss is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset less cost to sell. The best evidence of fair value is quoted market prices. When quoted market prices are not available, the estimate of fair value is based on the best information available including prices for similar assets or discounted cash flows of estimated expected future cash flows. Assets to be held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) of the asset is less than the carrying amount of the asset, an impairment would be recognized as the difference between the carrying amount and estimated fair value.

Adoption of SFAS 121 on January 1, 1996 resulted in an impairment loss on real estate held for sale of $1.4 million which is included in the accompanying 1996 statement of operations as the cumulative effect of a change in accounting principle. This impairment loss resulted primarily from discounting expected future cash flows in estimating fair values less cost to sell of certain real estate properties.

An additional net impairment loss on real estate held for sale of $1.1 million was recorded in 1996. This impairment loss resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on appraisals and other current market conditions.

INVESTMENT SECURITIES
Investment securities consisting of stock investments of two privately-held corporations (representing 4.8% and 1.9% ownership) are accounted for at cost. Investment in limited partnership interests in privately-held venture capital funds (representing 3.7%, 7.6% and 9.3% ownership) are accounted for using the equity method. Fair values are not readily determinable; however, management believes the estimated fair value of each investment exceeds its carrying value. See Note 10 for additional information about fair values of financial instruments.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is recorded at cost with depreciation provided over the useful lives. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the results of operations.

OIL AND GAS INVESTMENTS
Investments in oil and gas partnerships are accounted for using the equity method as they are less than 50% owned and the Company is a noncontrolling investor. The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs incurred in acquisition and development are capitalized. Depletion is computed on the units of production method based on all proven reserves. All general operating costs are expensed as incurred.

INTANGIBLE ASSETS
Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods up to twenty years. Goodwill is presented net of accumulated amortization of $277,000, $195,000 and $135,000 at December 31, 1996, 1995
and 1994, respectively. On a periodic basis, the Company estimates the fair value of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired.

INCOME TAXES

Income taxes are accounted for as if the Company filed separate tax returns pursuant to tax sharing agreements among Seafield and its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENTLY ISSUED ACCOUNTING STANDARDS
Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (FAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. SLH has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123. SLH had no stock options granted in 1995 or 1996.

Statement of Financial Accounting Standards No. 128 "Earnings per Share" is required to be implemented for both interim and annual periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.



Note 2 - Real Estate Held for Sale

A summary of real estate held for sale follows:


                                              December 31,
                                           1996          1995
                                         --------------------
                                              (in thousands)
Land investments/developments          $   26,658      27,831

Commercial building
  Gross amount                              5,296       5,296
  Less accumulated depreciation             1,293       1,293
                                          -------------------
                                            4,003       4,003

Residential developments
  Gross amount:  Land                       1,940       2,697
                 Buildings/improvements    24,259      34,074
  -------------------
                                           26,199      36,771
                                          -------------------
                                           56,860      68,605
Less valuation allowance for write-downs   28,966      29,664
Less valuation allowance for impairments    2,469         --
                                          -------------------
                                           25,425      38,941
Less real estate under contract             1,223       3,868
                                          -------------------
Net real estate                        $   24,202      35,073
                                          ===================



A summary of real estate revenues follows (dollars in thousands):

                                       Years Ended December 31,
                             1996               1995              1994
                       ----------------   ---------------   ---------------
                                 Units/            Units/            Units/
                                 -----             -----             ------
                        Amounts  Acres    Amounts  Acres    Amounts  Acres
                        -------  -----    -------  -----    -------  -----


Real estate sales:
Condominiums and homes $ 14,751      40     7,348      24     9,165      29
Improved lots               --      --        546       5     1,267      18
Undeveloped land            855    21.5     2,591     302
Leased land investments     --      --        --      --        500       1
                        -------          --------           -------
    Total real estate
      sales              15,606            10,485            10,932
                        -------          --------           -------

Real estate rentals
  and other
Lease revenue               134               134               169
Commercial Parking
  operations                595               744               793
Other                        30               123                97
                        -------          --------           -------
    Total real estate
      rentals and other     759             1,001              1,059
                        -------          --------           --------

     Total real estate
       revenues        $ 16,365            11,486             11,991
                        =======           =======            =======



Note 3 - Investment in Oil and Gas Partnerships and Interests

The Company's investment in oil and gas consists principally of four oil and gas general partnership interests and prior to 1996, oil and gas working interests. The oil and gas partnerships represent 36% and 40% interests in general partnerships. These partnerships are accounted for on the equity method as they are less than 50% owned and the Company is a noncontrolling investor.

Equity in operations of oil and gas partnerships are generally recorded based on periods ended within one month of the Company's accounting period. Shown below is unaudited combined financial information for the oil and gas investments:
                                               Years Ended December 31,
                                             ----------------------------
Results of Operations                         1996       1995        1994
---------------------                        ------     ------      ------
                                                     (in thousands)
Oil and gas revenue                         $ 7,731      6,344       8,989
Net income (loss)                              (797)      (647)      1,386
The Company's equity in net earnings (loss)    (291)       (70)        464

Cash distributions received from the partnerships were $1,382,000, $1,348,000 and $2,264,000 in 1996, 1995 and 1994, respectively.

                                                December 31
                                             -----------------
Financial Position                            1996       1995
------------------                           -----------------
                                               (in thousands)
Current Assets                              $ 7,410      5,146
Oil and gas                                   3,620     10,359
                                            -------    -------
  Total assets                               11,030     15,505
                                            -------    -------
Current liabilities                              25         27
Other liabilities                             1,301      1,297
                                            -------    -------
  Total liabilities                           1,326      1,324
                                            -------    -------

The Company's investment in oil and
  gas partnerships and interests              3,526      5,255

The Company's proportional interest in oil and gas reserves of partnerships accounted for by the equity method (in equivalent barrels) was 440,000 as of December 31, 1995. The Company's proportional share of standardized measure of discounted future net cash flows from these reserves was $3,593,000 at December 31, 1995. Such information is not currently available for any periods subsequent to 1995.

The Company's proportional share of net capitalized costs relating to oil and gas producing activities of partnerships accounted for by the equity method is $1,400,000 and $4,028,000 at December 31, 1996 and 1995,
respectively. The Company's proportional share of costs capitalized was $454,000, $368,000 and $417,000 in 1996, 1995 and 1994, respectively.



Note 4 - Investment in Other Affiliates

The Company's 32.5% investment in Syntroleum Corporation (a development stage enterprise) is accounted for on the equity method. Equity in operations of Syntroleum is generally recorded based on periods with a one to two month delay of the Company's accounting period, depending upon the availability of financial information.

Syntroleum is the developer and owner of a patented process and several related proprietary technologies ("Syntroleum(R) Process") for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene (used by jet aircraft) and naptha and related non-fuel chemical feedstocks and lubricants. Sale of the Company's common shares of Syntroleum is subject to certain restrictions pursuant to shareholder agreements which require that a selling shareholder first offer the shares to be sold to Syntroleum and if Syntroleum does not accept the offer, then to the other Syntroleum shareholders.

Summarized unaudited financial information for Syntroleum is shown below.

                                                    Years Ended
                             Cumulative             December 31,
                            Amounts From    --------------------------
Results of Operations        Inception *     1996      1995       1994
-------------------------   ------------    --------------------------
                                                   (in thousands)
Revenue                      $    721         612        41         68
Net loss                       (5,008)     (1,752)     (426)      (307)
The Company's equity in
  net loss                     (1,465)       (811)     (139)       (91)
----------------
*  November 15, 1984 to December 31, 1996

                                                December 31
                                             -----------------
Financial Position                            1996       1995
------------------                           -----------------
                                               (in thousands)
Current assets                              $  888        500
Other assets                                   658        431
                                             ------     ------
  Total assets                               1,546        931
                                             ------     ------
Current liabilities                             96          4
Long-term borrowing                          1,000         --
                                             ------     ------
  Total liabilities                          1,096          4
                                             ------     ------
The Company's investment in Syntroleum         147        313

Total investment in Syntroleum is presented on the combined balance sheet as follows:

                                                December 31,
                                             -----------------
                                              1996       1995
                                             -----------------
                                               (in thousands)
Investment in affiliate                     $  147        313
Intangible asset - goodwill, net               113        839
                                             ------     ------
  Total                                     $  260      1,152
                                             ======     ======

The Company is a 49.9% partner in a general partnership which owns a shopping center. Prior to September 1995, the Company was also a 49.9% partner in a general partnership which owned a commercial building. Prior to September 1994, the Company was a 50% partner in a general partnership which owned land. All of these partnerships are accounted for on the equity method. Summarized unaudited financial information for these partnerships is shown below.


                                                    Years Ended
                                                    December 31,
                                            --------------------------
                                             1996      1995       1994
                                            --------------------------
                                                   (in thousands)
Results of Operations
---------------------
Revenue                                    $  816       764        956
Net loss                                     (207)     (160)      (255)
The Company's equity in net
  loss of affiliates                         (115)      (58)      (119)

                                                December 31,
                                             -----------------
                                              1996       1995
                                             -----------------
                                               (in thousands)
Financial Position
------------------
Current assets                              $  367        514
Real estate                                  5,190      5,466
Other assets                                   205        229
                                             ------     -----
  Total assets                               5,762      6,209
                                             ------     -----
Short-term borrowings                           --        130
Other current liabilities                      121        292
Long-term borrowings                         6,170      6,170
                                             ------     ------
  Total liabilities                          6,291      6,592
                                             ------     ------
The Company's investment in
  real estate affiliates                      (263)      (190)



Note 5 - Property, Plant and Equipment and Accounts and Notes
Receivable

A summary of property, plant and equipment follows:

                                                  December 31
                                 Rate of       -----------------
                               Depreciation     1996       1995
                               ------------    -----------------
                                                 (in thousands)
Property, plant and equipment     5%-33%      $2,580      2,554
Less accumulated depreciation                  2,155      1,924
                                              -------    -------
                                              $  425        630
                                              =======    =======

A summary of accounts and notes receivable follows:

                                                  December 31,
                                               -----------------
                                                1996       1995
                                               -----------------
                                                 (in thousands)
Accounts receivable                           $   33         55
Notes receivable                                  --         36
                                               ------     ------
                                                  33         91
Less current portion                              33         69
                                               ------     ------
                                              $   --         22
                                               ======     ======


Interest rate on notes receivable was 8%.



Note 6 - Notes Payable

Notes payable are as follows:

                                                  December 31,
                                               -----------------
                                                1996       1995
                                               -----------------
                                                 (in thousands)
  8.625% loan, secured by real estate
    final maturity in December 1997          $ 1,194      1,289
                                               =====      =====


The 8.625% loan requires semiannual payments of interest only and a lump sum payment of any outstanding principal on December 31, 1997. If portions of the secured property are sold prior to December 31, 1997, the Company is required to pay certain minimum release prices to the lender for the partial release of the property from the mortgage lien.

The Company is obligated under recourse debt (with an unpaid balance of $6,170,000 at December 31, 1996) of an affiliate accounted for on the equity method (see Note 4). The Company's obligation on this recourse debt is secured by a $3,150,000 U.S. Treasury note transferred to the Company as part of the Distribution and is not reflected in the accompanying combined balance sheets.



Note 7 - Other Assets and Liabilities

The components of other current assets, other current liabilities and other liabilities follow:

                                                  December 31
                                               -----------------
                                                1996       1995
                                               -----------------
                                                 (in thousands)
Other Current Assets
--------------------
Prepaid expenses                             $   238        386
Restricted cash                                  110        109
                                               -----------------
  Total                                      $   348        495
                                               =================

Other Current Liabilities
-------------------------
Accrued property tax                         $   150        191
Deposits                                         235         12
Accrued rent expense                             250         --
Deferred income                                   47         47
                                               -----------------
  Total                                      $   682        250
                                               =================

Other Liabilities
-----------------
Deferred income                              $    59         106
Accrued rent expense                             250          --
Other                                              4           9
                                               ------------------
  Total                                      $   313         115
                                               ==================



Note 8 - Income Taxes

The real estate assets, energy assets, and other miscellaneous assets of the Company were acquired from Seafield, and were included in Seafield's consolidated U.S. federal income tax returns. The income tax provisions and tax liabilities have been calculated as if the Company had filed separate returns, utilizing a tax sharing agreement with Seafield.

During 1995, the Company generated approximately $1 million in current capital losses that exceeded capital gains. These losses are carried forward through the year 2000. Future realization of these tax assets or any existing deductible temporary differences or carryforwards ultimately depend on sufficient taxable income of the appropriate character occurring within the carryover period. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset.

The components of the provision (benefit) for income taxes on income from the Company are as follows:

                                    Years ended
                                    December 31,
                             --------------------------
                             1996       1995       1994
                             ----       ----       ----
                                    (in thousands)
Current:
   Federal                $    --      (1,234)    (1,480)
   State                       11           9       (158)
                            -----       -----      -----
                               11      (1,225)    (1,638)
                            -----       -----      -----
Deferred:
   Federal                     --          --         --
   State                       45         (39)       201
                            -----       -----      -----
                               45         (39)       201
                            -----       -----      -----
                          $    56      (1,264)    (1,437)
                          =======      ======     ======



The reconciliation of income tax computed at federal statutory tax rates to income tax expense is as follows:

                                                      Years ended
                                                      December 31,
                                                 ----------------------
                                                 1996     1995     1994
                                                 ----     ----     ----
                                                    (in thousands)

Computed expected tax expense (benefit)        $(1,408)  (4,249)  (2,714)
State income taxes, net of federal benefit
  and changes in state valuation allowances         37      (20)      28
  Goodwill amortization                             28       20       16
Tax benefits not available for subsidiary
  losses                                           276       47       31
Increase in federal taxes due to
  valuation allowances                           1,333    2,845    1,518
Other, net                                        (210)      93     (316)
                                                 -----    -----     -----
Actual income tax expense (benefit)            $    56   (1,264)  (1,437)
                                               =======   ======   ======
Effective tax rates                                 1%     (10%)   (18%)



The significant components of deferred income tax assets and liabilities are as follows:

                                                        Years ended
                                                        December 31,
                                                     ----------------
                                                     1996        1995
                                                     ----        ----
                                                       (in thousands)

Current deferred income tax assets(liabilities):

Excess book expense accruals                      $   782         229
State income tax deficiency and interest              661
Other, net                                             19          12
                                                   ------      ------
Gross current deferred income tax assets            1,462         241
Current valuation allowance                        (1,462)       (241)
                                                   ------      ------
Net current deferred income tax assets                 --          --
                                                   ------      ------

Non-current deferred income tax assets (liabilities):

Excess book expense accruals                          176         267
Excess book partnership expenses                      273         200
Excess book oil and gas expenses                      519         225
Real estate valuation allowances and other basis
  differences                                       7,618       7,282
Excess book depreciation and amortization              82         238
Alternative minimum tax credit                         --         157
Other, net                                             92          42
Capital loss carryforwards                            337         337
Federal net operating loss carryforwards            1,100          --
Federal audit adjustment carryback                    535         535
State net operating loss carryforwards              2,954       3,026
                                                   ------      ------
Gross non-current deferred income tax assets       13,686      12,309
Valuation allowance for non-current deferred
  income tax assets                               (13,796)    (12,374)
                                                  -------       ------
Net non-current deferred income tax assets
  (liabilities)                                      (110)        (65)
                                                  -------       ------
Net deferred income tax assets (liabilities)      $  (110)        (65)
                                                  =======       ======
Presented on the balance sheet as:
  Deferred income tax asset                       $    73         118
  Deferred income tax liability                      (183)       (183)
                                                   ------      ------
                                                  $  (110)        (65)
                                                  =======      ======

Included in SLH Operations, on a historical basis, are deferred income tax liabilities that have been accrued for potential Internal Revenue Service
(IRS) audit adjustments to Seafield's 1986-1990 federal income tax years. Please refer to footnote 11 for additional information regarding this matter. Also, included in SLH Operations, on a historical basis, are deferred income tax assets resulting from refund claims filed by Seafield for the 1990 taxable year. This refund claim results primarily from taxable losses generated by the sale of a real estate partnership in 1990. These deferred income tax liabilities and assets are both classified as non-current. The IRS audit issues for all five years will be settled contemporaneously. Therefore, the assets and liabilities for these years have been netted for balance sheet presentation purposes.

The gross accruals are as follows for each of the balance sheet dates presented:

                                                        In thousands
                                                        ------------

Deferred income tax liability for IRS adjustments         $(7,782)
Deferred income tax asset for 1990 loss carryback           7,599
                                                           ------
  Net deferred tax liability for IRS adjustments          $  (183)
                                                           ======

The federal and state valuation allowances increased during 1996 by $2,643,000, increased during 1995 by approximately $3,660,000 and increased by $706,000 during 1994. The federal and state valuation allowances as of December 31, 1993 were $8,249,000.



Note 9 - Lease Commitments

Office space, equipment, land and buildings are leased under various, noncancelable leases that expire over the next several years. Rental expense, including an allocation of Seafield's total lease expense, was $371,000, $372,000 and $352,000 for 1996, 1995 and 1994, respectively.

Total future minimum lease payments under these agreements as of December 31, 1996 are as follows:

     Year	                                                Amount
     ----                                                 ------
                                                      (in thousands)
     1997                                                $  543
     1998                                                   538
     1999                                                   355
     2000                                                   294
     2001                                                   294
     Thereafter                                           6,218

Included above is annual rent for the ground lease on a parking garage in Reno, Nevada of $294,000. The lease agreement provides for increases every five years based on the Consumer Price Index and expires in 2023.




Note 10 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are summarized as follows:

                                  December 31, 1996     December 31, 1995
                                 --------------------  -------------------
                                 Carrying   Estimated  Carrying   Estimated
                                  Amount   Fair Value   Amount   Fair Value
                                 --------  ----------  --------  ----------
                                               (in thousands)
  Cash equivalents              $  3,925       3,925        --          --
  Accounts and notes receivable       33          33        69          69
  Investment securities-not
    practical to estimate
    fair value                     4,718         --      5,136          --
  Note payable                     1,194       1,012     1,289       1,092

The fair value of accounts and notes receivable approximate cost because of the short-term maturity of these financial instruments. The estimated fair value of the note payable was calculated by discounting scheduled cash flows using estimated market discount rates.

At December 31, 1996 the Company owned (a) three equity investments in privately held venture capital limited partnerships having an aggregate carrying value of $1.2 million, (b) a common stock interest in Oclassen Pharmaceuticals, Inc., a privately owned pharmaceutical manufacturer, which had a carrying value of $2.5 million and (c) a preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $1 million. Investment in these closely-held enterprises was made on a principal-to-principal basis at negotiated values. Therefore, it is not practical to estimate fair value for these investments at December 31, 1996 and 1995.

On February 27, 1997, Watson Pharmaceuticals, a publicly traded company, merged with Oclassen Pharmaceuticals which converted the Company's Oclassen stock into 184,878 shares of Watson. On February 28, 1997, the Company sold 100,000 shares of Watson for proceeds of $4.4 million and a gain of approximately $3 million.



Note 11- Subsequent Events, Contingencies and
         Pro Forma Financial Information

Transfer of Certain Assets and Liabilities from Seafield

On February 28, 1997, Seafield transferred to the Company the Transfer Assets and Transfer Liabilities pursuant to a Distribution Agreement and a Blanket Assignment, Bill of Sale, Deed and Assumption Agreement (the Agreements). These Agreements also provide for the Company to receive cash and a U.S. Treasury note, rights with respect to claims in pending litigation and to incur obligations described below.

Employee Benefits

The Agreements contain a number of provisions relating to employees. The provisions generally contemplate that the Company will assume no obligations or liabilities with respect to Seafield employee plans or benefits prior to the Distribution Date and that after the Distribution Date, the Company will be responsible for providing employee benefits for Seafield personnel that become employees of the Company.

The Agreements provide that the Company will provide each executive officer of the Company employment agreements and participation in a new
stock incentive plan.   SLH has adopted a stock incentive plan which
provides for the granting of stock options of SLH Common Stock to officers, employees and non-employee directors of SLH. Except for grants of stock options to non-employee directors, stock option grants will be administered by the Nominating and Compensation Committee of the Board of Directors.
The Committee has authority to issue stock options to officers and employees with such terms and provisions as the Committee shall determine. The stock incentive plan limits the number of shares of SLH Common Stock with respect to which stock options may be granted to 260,000 in the aggregate. Pursuant to the stock option plan, the initial non-employee directors of SLH were granted options in 1997 totaling 81,000 shares of SLH common stock effective on the Distribution Date. The officers and employees were granted options totaling 179,000 shares effective on the Distribution Date. Each option initially granted to non-employee directors and officers and employees has a term of ten years, provides for an exercise price equal to the fair market value ($19.15) of SLH Common Stock on the Distribution Date and become exercisable in four installments as follows: one-fourth on the date of grant and one-fourth on each of the first, second and third anniversaries of the date of grant.

Tax Agreements

Through the Distribution Date, the results of the operations of the Company will be included in Seafield's consolidated federal income tax returns. As part of the Distribution, the Company and Seafield entered into a Tax Sharing Agreement which provides, among other things, for the allocation among the parties of federal, state, local and foreign tax liabilities for all periods through the Distribution Date. In general, the Tax Sharing Agreement provides that the Company will be liable for all federal, state, local and foreign tax liabilities, including any such liabilities resulting from the audit or other adjustment to previously filed tax returns, which are attributable to the Company, and that Seafield will be responsible for all other such taxes, except for the tax liabilities arising out of or that are related to the tax claims as described below.

Interim Services Agreement

Seafield and the Company entered into the Interim Services Agreement for the purpose of permitting Seafield and the Company to continue to jointly use their respective personnel and facilities. Under the arrangement, Seafield agrees to provide to the Company services required by the Company for its executive and administrative operations. In exchange for those services, the Company agrees to provide the retained Seafield personnel with office facilities and equipment sufficient for the conduct of Seafield's activities. Following the Distribution, Seafield and the Company will review the amount of personnel and facilities used under the arrangement and each will reimburse the other to the extent that the exchange of facilities for services is not equivalent.

Claims in Pending Litigation

In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Pursuant to the Distribution Agreement this lawsuit has been assigned to the Company. Thus, any recovery will be for the benefit of the Company and all future costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in
1992.  In July 1996, this case was retried to a judge.   On January 21,
1997, the judge entered a judgment in favor of Seafield. The amount of that judgment, together with interest is approximately $5.8 million. Although the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected for at least another year.

Tax Issues

Internal Revenue Service Audits. Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service
(IRS) with respect to 1986-1990 federal income taxes. These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon.

The substantive issues raised in these notices for the years 1986-1990 are primarily composed of the former television subsidiaries' amortization of film rights, the sale of the stock of a former television station, certain insurance company tax issues and a $27 million loss on the sale of a real estate partnership interest.

The IRS' denial of film right amortization equates to approximately $10.5 million of the $13.9 million in additional taxes; provided that if the IRS were to prevail on the amortization issues, the tax basis in the television stations would be increased. This would have the effect of reducing income taxes in connection with the stations' sales; all have been sold.

With respect to the loss on the sale of the real estate partnership interest, the IRS has claimed that the sale did not occur during 1990, but rather occurred after 1991. If the sale did not occur in 1990, then 1990 losses could not be carried back to 1987, to reduce Seafield's significant taxable income in 1987.

Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments. Seafield is currently pursuing a compromise with the Appeals Division of the IRS for the 1986-1989 years. The 1990 issues have not yet been formally addressed at the Appeals Division but Seafield is advised by IRS representatives that tax issues in all years under audit will be addressed together. Resolution of these tax disputes may reasonably be expected, but is not certain, during 1997.

The Company assumed from Seafield all of the contingent tax liabilities described above and acquired all rights to refunds plus any interest related to these tax years. SLH also assumed all contingent liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. Based upon the advice of counsel, the Company believes that it will prevail on the 1990 loss carryback issue. In addition, there are meritorious defenses or pending favorable compromises for many of the other substantive issues. The Company believes that adequate accruals for these income tax liabilities have been made in the accompanying Combined Financial Statements.

California Tax issues.   In December 1996, the California state auditor
sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000, exclusive of interest. The Company is assuming all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 tax years.

The Company believes that final resolution of the above Tax Claims after taking into account offsetting claims for refunds and amounts reserved, should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Other

Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company expects to deny liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.


Unaudited Pro Forma Combined Financial Information

The following unaudited Pro Forma Combined Balance Sheet of the Company as of December 31, 1996 has been prepared pursuant to the Distribution Agreement to reflect the transfer to the Company of the Transfer Assets and Transfer Liabilities including the assumption by the Company of certain federal and state tax and related interest claims of Seafield and the distribution of the shares to Seafield's stockholders. The accounting for this transfer of assets and liabilities represents a reorganization of companies under common control and, accordingly, all assets and liabilities will be reflected at their historical carrying value. The unaudited Pro Forma Combined Balance Sheet has been prepared as if the transactions had occurred on December 31, 1996. Pro forma statements of operations are not included because there are no material adjustments to be made.

Pro forma per share loss before cumulative effect of a change in accounting principle was $(2.58), $(6.92) and $(4.03) for the years ended December 31, 1996, 1995 and 1994, respectively, based on 1,622,276 shares outstanding on the date of distribution.

The SLH Board of Directors declared a dividend of one preferred share purchase right, effective and paid as of the Distribution Date, on each share of SLH Common Stock. Each Right entitles the registered holder to purchase from SLH one one-hundredth of a share of junior participating preferred stock, par value $0.01 per share with a $100 liquidation preference, at a price of $125.00 per one one-hundredth of a share, subject to adjustment.

Under the Distribution Agreement with Seafield, SLH will be restricted from paying dividends, in cash or property, or redeeming its capital stock for a period of two years following the Distribution Date of March 3, 1997, without the consent of the Seafield Board of Directors.


SLH OPERATIONS
Unaudited Pro Forma Combined Balance Sheets
----------------------------------------------------------------------
                                          December 31, 1996
                              ----------------------------------------
                              Historical     Adjustments     Pro Forma
---------------------------------------------------------------------
                                            (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents      $  3,925        6,850 (a)   10,775
  Short-term investments              --         3,150 (a)    3,150
  Accounts and notes receivable        33                        33
  Real estate under contract        1,223                     1,223
  Other current assets                348                       348
                                  ----------------------------------
      Total current assets          5,529       10,000       15,529
Real estate held for sale          24,202                    24,202
Investment securities               4,718                     4,718
Investment in affiliates:
  Oil and gas partnerships
    and interests                   3,526                     3,526
  Other                              (116)                     (116)
Property, plant and equipment         425                       425
Intangible assets                     113                       113
Deferred income taxes                  73                        73
Other assets                            4                         4
                                  ----------------------------------
                                 $ 38,474       10,000       48,474
                                  ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable               $    289                       289
  Notes payable                     1,194                     1,194
  Income tax payable                  --           750 (b)      750
  Other current liabilities           682        1,350 (b)(c) 2,032
                                  ----------------------------------
      Total current liabilities     2,165        2,100        4,265
Deferred income taxes                 183                       183
Other liabilities                     313          350 (c)      663
                                  ----------------------------------
      Total liabilities             2,661        2,450        5,111
                                  ----------------------------------

Stockholders' equity:
  Preferred stock of $0.01 par
    value with $100 liquidation
    preference.  Authorized
    1,000,000 shares; none issued     --           --           --
  Common stock of $0.01 par value.
    Authorized 30,000,000 shares;
    issued 1,622,276 shares           --            16 (d)       16
  Paid-in capital                     --        35,797 (d)   43,347
                                                10,000 (a)
                                                (1,750)(b)
                                                  (700)(c)

Total combined equity              35,813      (35,813)(d)      --
                                  ----------------------------------
  Total stockholders' equity       35,813        7,550       43,363
                                  ----------------------------------
                                 $ 38,474       10,000       48,474
                                  ==================================


Notes to Pro Forma Combined Financial Information:

(a) Represents the cash and short-term investments, consisting of U.S. Treasury obligations, transferred to the Company on the date of distribution.
(b) Represents the estimated state tax liability ($750,000) and accrued interest ($1,000,000) assumed by the Company.
(c) Represents contractual lease obligation for the Seafield office space (approximately $700,000 through April 1999). The lease to be assumed from Seafield expires in April 2002 with a right to cancel in April 1999. The lease has been accounted for as an operating lease.
(d) Represents the issuance of 1,622,276 shares of $.01 par value stock to Seafield's stockholders and the reclassification of the combined equity in excess of par value to the paid-in capital account.



                                  SLH OPERATIONS
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (Page 1 of 2)


                                  Costs Capitalized       Gross Amount
                 Initial Cost         Subsequent        At Which Carried
                  to Company        to Acquisition    at December 31, 1996
               -----------------  -----------------  ----------------------
                       Buildings &                         Buildings &
                        Improve-  Improve- Carrying         Improve-
Description      Land    ments     ments    Costs   Land     ments    Total
-------------------------------   -----------------  ----------------------
                                    (In thousands)
Land Investments/
Developments:
Houston, TX   $  6,158      49      977    1,553    4,283       --    4,283
Ft Worth, TX    11,501      --       91       --    7,720       --    7,720
Ft Worth, TX    11,289      --       --       42   11,331       --   11,331
Ft Worth, TX     1,000      --       --       --      665       --      665
Olathe, KS       3,292      --       49       --    2,659       --    2,659

Parking:
Reno, NV            --   5,277       19       --       --    5,296    5,296

Residential:
Juno Beach, FL  13,740      --   33,233    2,723    1,313    6,601    7,914
Santa Fe, NM     4,576      --   66,236   17,423      627   17,658   18,285
             --------------------------------------------------------------
              $ 51,556   5,326  100,605   21,741   28,598   29,555   58,153
                ==================================================

Reserves                                                            (31,435)
                                                                    -------
Net real estate before depreciation                                  26,718
Accumulated depreciation                                             (1,293)
                                                                    -------
Net real estate                                                      25,425
Less current portion                                                 (1,223)
                                                                    -------
 Real estate, net of current portion                               $ 24,202
                                                                    =======

(1) Reserves have been established to reflect lower net realizable values based on periodic evaluation of changes in market conditions, recent sales prices, and appraisals.










                                  SLH OPERATIONS
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                                December 31, 1996
                                  (Page 2 of 2)


                                                  Date
                              Accum.    Tax      Constr.     Date      Depr.
Description        Reserves    Depr.   Basis      Began    Acquired    Life
---------------------------------------------------------------------------
                                  (In thousands)
Land Investments/
Developments
Houston, TX       $  2,065      --      4,580       --        1974       --
Ft Worth, TX         5,569      --      7,495       --        1986       --
Ft Worth, TX        10,559      --      8,021       --        1986       --
Ft Worth, TX           632      --        665       --        1986       --
Olathe, KS              --      --      2,438       --        1991       --

Parking:
Reno, NV               947   1,293      4,385       --        1989    20 yrs

Residential:
Juno Beach, FL       2,393      --      5,557      1985       1983       --
Santa Fe, NM         9,270      --     12,078      1987       1985       --
                    -------------------------
                  $ 31,435   1,293     45,219
                    =========================



                                  SLH OPERATIONS
                                   Schedule III
                     Real Estate and Accumulated Depreciation
                           Reconciliation Between Years


A) Reconciliations of total real estate carrying value for the three years ended December 31, 1996 are as follows:

                                            1996         1995         1994
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $   40,234       44,595       44,550

Additions during year:
  Improvements                              1,726       12,637       10,991
  Consolidate joint venture                   --           --         3,292
                                         ----------------------------------
                                           41,960       57,232       58,833

Deductions during year:
  Value of real estate sold                12,773        9,890        9,838
  Provision for loss on sale of
    real estate                             1,069        7,108        4,400
  Cumulative effect of change in
    accounting principle                    1,400          --           --
                                         ----------------------------------
                                           15,242       16,998       14,238
                                         ----------------------------------
Balance at end of year                 $   26,718       40,234       44,595
                                         ==================================


B) Reconciliations of accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                            1996         1995         1994
---------------------------------------------------------------------------
                                                    (In thousands)
Balance at beginning of year           $    1,293        1,081          868

Additions during year - depreciation          --           212          213
                                         ----------------------------------
                                            1,293        1,293        1,081

Deductions during year - accumulated
  depreciation of real estate sold            --           --           --
                                         ----------------------------------
Balance at end of year                 $    1,293        1,293        1,081
                                         ==================================