Form 10-Q
period 1997-03-31
SLH CORP
filed 1997-05-15
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-21911


                                SLH CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Missouri                              43-1764632
           -------------------------------            ------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


                  P.O. Box 410949
             2600 Grand Ave., Suite 500
               Kansas City, Missouri                           64141
          --------------------------------              ----------------
             (Address of principal                          (Zipcode)
               executive offices)

       Registrant's telephone number, including area code (816) 842-7000
                                                          --------------

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----          ----
Number of shares outstanding of only class of Registrant's common stock as of
May 8, 1997:   $1 par value common - 1,622,276


SLH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                           (unaudited)
                                             March 31,    December 31,
                                               1997           1996
---------------------------------------------------------------------
                                                  (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $   9,822          3,925
  Short-term investments                      10,133            --
  Accounts and notes receivable                  117             33
  Real estate under contract                   2,198          1,223
  Other current assets                           313            348
                                            ------------------------
    Total current assets                      22,583          5,529
Real estate held for sale                     19,399         24,202
Investment securities                          4,815          4,718
Investment in affiliates:
  Oil and gas partnerships                     3,463          3,526
  Other                                         (247)          (116)
Property, plant and equipment                    116            425
Notes receivable                               1,525            --
Intangible assets                                 68            113
Deferred income taxes                             97             73
Other assets                                       4              4
                                            ------------------------
                                           $  51,823         38,474
                                            ========================
LIABILITIES AND COMBINED EQUITY
Current liabilities:
  Accounts payable                         $     206            289
  State income tax payable                       794            --
  Notes payable                                1,194          1,194
  Other current liabilities                    1,406            682
                                            ------------------------
    Total current liabilities                  3,600          2,165
Notes payable                                     41            --
Deferred income taxes                            --             183
Other liabilities                                246            313
                                            ------------------------
    Total liabilities                          3,887          2,661
                                            ------------------------
Stockholders' Equity:
  Perferred stock of $.01 par value
    with $100 liquidation preference.
    Authorized 1,000,000 shares;
    none issued.                                 --
  Common stock of $.01 par value.
    Authorized 30,000,000 shares;
    issued 1,622,276 shares                       16
  Paid-in capital                             47,947
  Net unrealized gains on marketable
    equity securities                          1,375
  Accumulated deficit                         (1,402)
                                            ------------------------
    Total stockholders' equity                47,936
Combined equity                                              35,813
                                            ------------------------
                                           $  51,823         38,474
                                            ========================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
----------------------------------------------------------------------
                                               Three Months Ended
                                                     March 31,
                                               1997          1996
----------------------------------------------------------------------
                                              (In thousands except
                                                  share amounts)

                                           (unaudited)
REVENUES
  Real estate sales                       $    4,040         4,787
  Real estate rentals and other                  174           182
                                             ----------------------
    Total revenues                             4,214         4,969

COSTS AND EXPENSES
  Real Estate:
     Cost of sales                             4,038         4,787
     Operating expenses                          745           619
     Provision for loss on real
       estate held for sale, net                 179          (364)
  General and administrative                     333           397
                                             ----------------------
Loss from operations                          (1,081)         (470)
  Investment income - net                      3,206             2
  Interest expense                               (44)          (28)
  Equity in net loss of affiliates              (232)         (231)
  Equity in net earnings of
    venture capital investment funds              58           177
  Other income                                   266           --
                                             ----------------------
Earnings (loss) before income taxes
    and cumulative effect                      2,173          (550)
  Income taxes (benefit)                          (3)          (10)
                                             ----------------------
Earnings (loss) before cumulative effect
   of change in accounting principle           2,176          (540)
  Cumulative effect of change in
    accounting principle                         --         (1,400)
                                             ----------------------
NET EARNINGS (LOSS)                       $    2,176        (1,940)
                                             ======================

Per share of common stock:
  Net earnings (loss)                     $     1.28         (1.13)

Average shares outstanding                 1,703,504     1,703,504
Shares outstanding end of period           1,622,276     1,622,276

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
SLH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
-------------------------------------------------------------------
                                                  (unaudited)
                                               Three Months Ended
                                                  March 31, 1997
-------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $        1
  Capitalization by Seafield Capital Corporation          15
                                                    ---------
  Balance, end of period                                  16
                                                    ---------

Paid-in capital:
  Balance, beginning of year                              99
  Capitalization by Seafield Capital Corporation      47,848
                                                    ---------
  Balance, end of period                              47,947
                                                    ---------
Net unrealized gains on marketable equity securities:
  Balance, beginning of year                             --
  Net change during period                             1,375
                                                    ---------
  Balance, end of period                               1,375
                                                    ---------
Accumulated deficit:
  Balance, beginning of year                             --
  Net loss for the period from the date of
    distribution (March 3, 1997) to March 31, 1997    (1,402)
                                                    ---------
  Balance, end of period                              (1,402)
                                                    ---------

Stockholders' Equity                              $   47,936
                                                    =========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------
                                                   Three months ended
                                                        March 31,
                                                   1997        1996
---------------------------------------------------------------------------
                                                        (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                             $  2,176       (1,930)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operations
  Cumulative effect of change in accounting
      principle                                       --        1,400
  Depreciation and amortization                       96           96
  Equity in net loss of affiliates                   193          224
  Equity in net earnings of venture capital
     investment funds                                (58)        (111)
  Provision for loss of real estate held for sale    179         (364)
  Sales of real estate                             3,765        3,696
  Increase of notes receivable from sales
    of real estate                                (1,525)          --
  Collections of notes receivable from sales
    of real estate                                    --           14
  Additions to real estate held for sale            (115)        (765)
  Change in accounts receivable                      (84)        (784)
  Change in accounts payable                         (83)          68
  Increase in deposits                              (225)          (1)
  Income taxes and other                             343          187
                                                  -------------------------
Net cash provided by operations                    4,662        1,730
                                                  -------------------------
INVESTING ACTIVITIES
Investments in affiliates                             --          (44)
Purchase of investments available for sale       (10,119)          --
Sale of investments available for sale             1,350           --
Additions to property, plant and equipment, net      (37)          --
Collections of other notes receivable                 --           13
                                                  -------------------------
  Net cash used by investing activities           (8,806)         (31)
                                                  -------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                          41           --
Capitalization by Seafield Capital Corporation    10,000           --
Net transactions with Seafield Capital
    Corporation                                       --       (1,699)
                                                  -------------------------
Net cash provided (used) by financing activities  10,041       (1,699)
                                                  -------------------------
Net change in cash and cash equivalents            5,897           --
Cash and cash equivalents - beginning of year      3,925           --
                                                  -------------------------
Cash and cash equivalents - end of year         $  9,822           --
                                                  =========================

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
  Interest                                      $     --           --
                                                  =========================
  Income taxes, net                             $      5            6
                                                  =========================

See accompanying notes to combined financial statements.

SLH CORPORATION
Notes to Consolidated Financial Statements
March 31, 1997 and 1996

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state SLH's financial position at March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. All adjustments made in the interim period were of a normal recurring nature except for costs associated with the move of SLH to a new location in June 1997. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See SLH's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Pursuant to a Distribution Agreement between SLH and Seafield Capital Corporation (Seafield), the former parent company of SLH, Seafield transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Seafield's historical cost. All stock of SLH was then distributed to the shareholders of Seafield (the Distribution) on March 3, 1997.

The accompanying consolidated statement of operations and statement of cash flows for the period ending March 31, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Seafield.

The accompanying combined balance sheet as of December 31, 1996 and the combined statement of operations and combined statement of cash flows for the three months ended March 31, 1996 present the financial position, results of operations and cash flows of the business, assets and liabilities comprising the Transfer Assets and Transfer Liabilities which relate directly to the businesses transferred.

(3) Cash and cash equivalents include all highly liquid investments with an original maturity of three months for less when purchased.

(4)  The components of "Other Liabilities" are as follows:

                             March 31, 1997           December 31, 1996
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued property tax   $     61           --           150           --
Interest payable          1,035           --           --            --
Accrued rent expense        300           246          250           250
Deposits                     10           --           235           --
Deferred income             --            --            47            59
Other                       --            --           --              4
                        ----------------------     ----------------------
                       $  1,406           246          682           313
                        ======================     ======================

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(6) Under the Distribution Agreement and Assignment the Company has assumed the rights and obligations of Seafield with respect to the legal matters described below.

     (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement Seafield has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $481,000. Future legal fees and costs can not reliably be estimated.

     (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.

     (c) Internal Revenue Service Audits. Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes.
These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997.

     The Company assumed from Seafield all contingent tax liabilities and is acquiring all rights to refunds as well as any interest thereon related to these tax years (the Tax Claims) and liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. The Company believes that adequate accruals for these income tax liabilities have been made.

     (d) California Tax Issues. In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. A billing is expected to be made within six months from the submission of the report by the auditor. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000 plus interest of approximately $1 million. The Company is assuming all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

 (7) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Seafield's fiscal year ending December 31, 1997. Retroactive application will be required. Seafield believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Selected financial data:
                                        Three months ended March 31,
                                        ----------------------------
                                           1997              1996
                                       -----------        ----------

Revenues                              $  4,040,000         4,787,000
Loss from operations                  $ (1,081,000)         (470,000)
Investment income - net               $  3,206,000             2,000
Net earnings (loss)                   $  2,176,000        (1,940,000)

Per share:
  Net earnings (loss)                 $       1.28             (1.13)

Average shares outstanding               1,703,504         1,703,504
Shares outstanding end of period         1,622,276         1,622,276


Introductory remarks about results of operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when the Company's assets were owned by Seafield Capital Corporation (Seafield) and operated as part of Seafield. It should be read in conjunction with the Notes to the Company's Financial Statements.

On March 3, 1997, Seafield distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Seafield common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Seafield and SLH, Seafield transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million.

1997 Compared to 1996.

Real estate revenues in 1997's first quarter were $4.2 million compared with $5 million in 1996. The real estate sales revenues in 1997 include the sale of 10 residential units or lots in Florida, New Mexico and Texas ($1.8 million) and 547 acres of land in Texas ($2.3 million). In 1996, the real estate sales revenue included the sale of 11 residential units in New Mexico ($4.8 million). Real estate rental and other revenues were approximately the same in both the first quarters of 1997 and 1996.

At March 31, 1997, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming. The total acreage consisted of approximately 600 acres and 56 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1997's first quarter totaled $4 million, compared with a cost of approximately $4.8 million in the first quarter of 1996, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $745,000 in 1997, compared with $619,000 in 1996. The increase is attributable to increased expenses associated with the completion of the residential projects.

Real estate available for sale is not depreciated under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was implemented effective January 1, 1996. Adoption of SFAS No. 121 resulted in an impairment loss on real estate held for sale of $1.4 million which is included in the accompanying statement of operations for 1996 as the cumulative effect of a change in accounting principle. This impairment loss resulted primarily from discounting expected future cash flows in estimating fair values less cost to sell of certain real estate properties.

An additional $179,000 net impairment loss on real estate held for sale was recorded in 1997's first quarter. The 1997 impairment loss resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on current market conditions. The first quarter 1996 operations included a net recovery of the discounted expected future cash flows under SFAS No. 121.

General and administrative expenses include estimates for overhead operating costs totaling $250,000 for the months of January and February 1997 and $375,000 for the first three months of 1996. Actual SLH post-distribution expenses on a stand alone basis of $77,000 were recorded in March 1997.

The above factors produced a loss from operations of $1.1 million in the first quarter of 1997, compared with a loss of $470,000 in the first quarter of 1996.

Investment income totaled $3.2 million in 1997's first quarter compared with $2,000 in 1996's first quarter. The 1997 income consists primarily of the sale of 100,000 shares of Watson Pharmaceuticals, Inc. common stock. This sale resulted in a gain of approximately $3 million.

Equity in affiliates' operating losses were approximately $232,000 in both 1997 and 1996's first quarters. During 1997's first three months, the oil and gas operations recorded affiliated losses of $248,000, compared to a $98,000 loss in the first three months of 1996, reflecting increased costs recorded by Syntroleum Corporation and variances in operating results of the oil and gas general partnership interests. Syntroleum is a developmental venture which is expected to incur losses throughout its development stage.

Interest expense increased to $44,000 in 1997 from $28,000 in 1996's comparable quarter reflecting interest accrual on the expected state tax liability.

Equity in earnings of venture capital investment funds totaled $58,000 in 1997's first quarter while 1996's comparable quarter produced earnings of $177,000. These funds invest in development stage companies which cause earnings to be subject to significant variations.

The $266,000 of other income in 1997 primarily reflects $508,000 in receipts on Tenenbaum receivables accounted for on the cost recovery method and $300,000 for costs associated with the move of SLH to a new location in June 1997.

Tax benefits of $3,000 were recorded in 1997 compared with tax benefits of $10,000 in 1996. Valuation allowances were provided on the federal tax benefits because utilization within the group is not expected.

The combined effect of the above factors resulted in net earnings of $2.2 million in the first quarter of 1997 and a net loss of $1.9 million in the first quarter of 1996.


Liquidity and Capital Resources

Prior to September 30, 1996, the Company's liquidity was provided by Seafield. However, as provided in the Distribution Agreement, Seafield transferred to the Company on March 3, 1997, cash of $6.9 million and approximately $3.1 million of short-term investments (consisting of a U.S. Treasury Note which is pledged to a bank for a real estate letter of credit). Additionally, cash generated from operations of or the sale of the Company's assets from October 1, 1996 to March 3, 1997 totaling $9.6 million was transferred to the Company as provided in the Distribution Agreement. The $3.9 million of cash and cash equivalents in the December 31, 1996 balance sheet represents the net cash generated by the Company during 1996's fourth quarter and was included in the transferred cash.

Cash provided by operations in the first quarter of 1997 totaled $4.7 million compared to $1.7 million in the first quarter of 1996. The increase in funds provided is primarily the result of earnings reported in 1997's first quarter of $2.2 million compared to a loss of $1.9 million in the first quarter of 1996. Cash provided by real estate sales was approximately the same in both quarters ($3.8 million and $3.7 million, respectively). Cash used by investing activities was $8.8 million in 1997's first quarter reflecting the $10 million increase in investments available for sale as a result of the capitalization of SLH by Seafield. The funds used were partially offset by a $1.4 million sale of marketable common stock. Cash used by investing activities in the first quarter of 1996 was $31,000. The $10 million cash provided by financing activities in the first quarter of 1997 represents the capitalization by Seafield. The first quarter of 1996 had net cash used by financing activities of $1.7 million which represents the net cash transactions with Seafield on SLH assets. The timing of receipts from real estate sales and/or collections of notes thereon, as well as distributions from venture capital investments, may vary significantly.

Debt associated with real estate totaled $1.2 million at both March 31, 1997 and December 31, 1996 and is due in December 1997. This consolidated debt is non-recourse and comprises the current notes payable on the balance sheets. The Company is obligated under recourse debt (with an unpaid balance of $6.2 million) of an affiliate accounted for on the equity method. The Company's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury Note transferred to the Company at the Distribution Date.

The Company may seek its own credit facilities but management expects cash flow from operations, cash from the capitalization at the Distribution Date and the sale of assets will be sufficient to fund cash needs.

On January 21, 1997, the Circuit Court of Jackson County, Missouri entered a judgment favorable to the Company in the claim against Skidmore, Owings & Merrill (see Notes to Consolidated Financial Statements). The amount of the judgment, together with accrued interest at December 31, 1996, is approximately $5.8 million. While the judgment has been appealed, the Company has been advised by its Counsel that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998.


Subsequent Events.

The Company is entering into a joint development agreement for its 370 acres in Houston, Texas. The Company will contribute the land to a partnership in exchange for a note receivable with a 10% preferential return on both the land contribution and future development cash requirements. The estimated future development cash requirements is approximately $2.5 million. The Company's ownership position will be approximately 75%.

The Company has committed to make a $1.5 million equity investment in a Syntroleum chemical plant. The Company's equity investment will allow for the commencement of certain engineering and permitting efforts on the plant. Syntroleum is presently negotiating with other potential capital providers and the development of the plant is contingent upon financing. Syntroleum has executed two additional master license agreements since March 3, 1997 (Texaco previously completed an agreement) with Marathon Oil Company (Marathon) and Atlantic Richfield Company (ARCO).

A $2.6 million contract was signed on May 6, 1997 for the sale of one home in Florida. The closing is scheduled for early July 1997. Additionally, on May 8, 1997 a $820,000 contract was signed for the sale of 205 acres in Ft. Worth, Texas. This closing is scheduled for June 1997 with the Company providing $255,000 purchase money financing at 12% interest per annum with principal due in three years.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997. The Company assumed the liability and rights to any refund as part of the Distribution Agreement. Accordingly, the Company will record a significant gain when the agreement is formally approved.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Seafield's fiscal year ending December 31, 1997. Retroactive application will be required. Seafield believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Under the Distribution Agreement and Assignment the Company has assumed the rights and obligations of Seafield with respect to the legal matters described below.

     (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement Seafield has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $481,000. Future legal fees and costs can not reliably be estimated.

     (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.

     (c) Internal Revenue Service Audits. Seafield has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes.
These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Seafield has filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Seafield received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997.

     The Company assumed from Seafield all contingent tax liabilities and is acquiring all rights to refunds as well as any interest thereon related to these tax years (the Tax Claims) and liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. The Company believes that adequate accruals for these income tax liabilities have been made.

     (d) California Tax Issues. In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report has been forwarded to the California Franchise Tax Board for action. A billing is expected to be made within six months from the submission of the report by the auditor. The total amount of California state income taxes due for the 1987-1989 years is expected to be approximately $750,000 plus interest of approximately $1 million. The Company is assuming all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Kansas General Corporation Code, dividends may be paid out of the Corporation's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At March 31, 1997, the Corporation's surplus (as defined under the Kansas General Corporation
Code) was approximately $47,920,000. However, in connection with the distribution by Seafield Capital Corporation (Seafield) of all shares of SLH Corporation common stock to Seafield shareholders, effected March 3, 1997, the Corporation agreed that it will not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Seafield.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              None.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SLH Corporation

Date May 9, 1997                     By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        President and Chief
                                        Executive Officer


Date May 9, 1997                     By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial and
                                        Accounting Officer, Treasurer and
                                        Secretary