Form 10-Q
period 1997-06-30
SLH CORP
filed 1997-08-11
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1997

        -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to ____________


                        Commission file number 0-21911


                                SLH CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                     Kansas                               43-1764632
           -------------------------------            ------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


                  P.O. Box 7568
             5000 W. 95th St., Suite 260
               Shawnee Mission, KS                           66207
          --------------------------------              ----------------
             (Address of principal                          (Zipcode)
               executive offices)

       Registrant's telephone number, including area code (913) 652-1000
                                                          --------------
   P. O. Box 410949   2600 Grand Blvd.  Suite 500  Kansas City, MO  64141
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----          ----
Number of shares outstanding of only class of Registrant's common stock as of
August 4, 1997:   $1 par value common - 4,866,828 (after three for one stock split on July 21, 1997)


SLH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                             June 30,     December 31,
                                               1997           1996
                                           (unaudited)
---------------------------------------------------------------------
                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $  12,797          3,925
  Short-term investments                      12,468            --
  Accounts and notes receivable                1,212             33
  Real estate under contract                   3,469          1,223
  Other current assets                           270            348
                                            ------------------------
    Total current assets                      30,216          5,529
Real estate held for sale                      9,852         24,202
Real estate under development                  2,071            --
Investment securities                          1,855          4,718
Investment in affiliates:
  Oil and gas partnerships                     3,383          3,526
  Other                                        1,262           (116)
Property, plant and equipment                    113            425
Notes receivable                               1,680            --
Intangible assets                                --             113
Deferred income taxes                            --              73
Other assets                                       8              4
                                            ------------------------
                                           $  50,440         38,474
                                            ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $     262            289
  State income tax payable                        96            --
  Notes payable                                1,194          1,194
  Other current liabilities                    1,404            682
                                            ------------------------
    Total current liabilities                  2,956          2,165
Notes payable                                     21            --
Deferred income taxes                           (199)           183
Other liabilities                                133            313
                                            ------------------------
    Total liabilities                          2,911          2,661
                                            ------------------------
Stockholders' Equity:
  Perferred stock of $.01 par value
    with $100 liquidation preference.
    Authorized 1,000,000 shares;
    none issued.                                 --
  Common stock of $.01 par value.
    Authorized 30,000,000 shares;
    issued 1,622,276 shares                       16
  Paid-in capital                             47,947
  Net unrealized gains on marketable
    equity securities                             42
  Accumulated deficit                           (476)
                                            ------------------------
    Total stockholders' equity                47,529
Combined equity                                              35,813
                                            ------------------------
                                           $  50,440         38,474
                                            ========================



See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                    (unaudited)
                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                    1997        1996         1997        1996
------------------------------------------------------------------------------
                                       (in thousands except share amounts)
REVENUES
  Real estate sales            $    6,975       3,426       11,015      8,213
  Real estate rentals and other       211         189          385        371
                                 ---------------------    --------------------
    Total revenues                  7,186       3,615       11,400      8,584
COSTS AND EXPENSES
  Real Estate:
    Cost of sales                   6,981       3,426       11,019      8,213
    Operating expenses                818         684        1,563      1,303
    Provision for loss on real
      estate held for sale, net        41         549          220        185
  General and administrative          354         400          687        797
                                 ---------------------    --------------------
Loss from operations               (1,008)     (1,444)      (2,089)    (1,914)
  Investment income                 1,942           4        5,124          6
  Interest expense                    (45)        (27)         (89)       (55)
  Equity in net loss of affiliates   (137)       (205)        (369)      (436)
  Equity in net earnings of
    venture capital investment        --          380           82        557
    funds
  Other income                        169         --           435        --
                                 ---------------------    --------------------
Earnings (loss) before
  income taxes and
  cumulative effect                   921      (1,292)       3,094     (1,842)
  Income taxes (benefit)               (5)        135           (8)       125
                                 ---------------------    --------------------
Earnings (loss) before cumulative
  effect of change in accounting
  principle                           926      (1,427)       3,102     (1,967)
    Cumulative effect of change
      in accounting principle         --          --           --      (1,400)
                                 ---------------------    --------------------
Net earnings (loss)            $      926      (1,427)       3,102     (3,367)
                                =====================    ====================

Per share of common stock:
  Net earnings (loss)          $      .48        (.78)        1.76      (1.91)
  Book value                   $    29.30                    29.30
Average shares outstanding      1,830,276   1,830,276    1,766,890  1,766,890
Shares outstanding
  end of period                 1,622,276   1,622,276    1,622,276  1,622,276
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
-------------------------------------------------------------------
                                                   (unaudited)
                                                 Six Months Ended
                                                   June 30, 1997
-------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $        1
  Capitalization by Seafield Capital Corporation          15
                                                    ---------
  Balance, end of period                                  16
                                                    ---------

Paid-in capital:
  Balance, beginning of year                              99
  Capitalization by Seafield Capital Corporation      47,848
                                                    ---------
  Balance, end of period                              47,947
                                                    ---------
Net unrealized gains on marketable equity securities:
  Balance, beginning of year                             --
  Net change during period                                42
                                                    ---------
  Balance, end of period                                  42
                                                    ---------
Accumulated deficit:
  Balance, beginning of year                             --
  Net loss for the period from the date of
    distribution (March 3, 1997) to June 30, 1997       (476)
                                                    ---------
  Balance, end of period                                (476)
                                                    ---------

Stockholders' Equity                              $   47,529
                                                    =========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.





SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                                      (unaudited)
                                                   Six  months ended
                                                        June 30,
                                                   1997        1996
-----------------------------------------------------------------------
                                                     (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                             $  3,102       (3,367)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operations
  Cumulative effect of change in accounting
      principle                                       --        1,400
  Depreciation and amortization                       78          220
  Equity in losses of affiliates                     369          436
  Equity in earnings of venture capital
     investment funds                                (82)        (557)
  Provision for loss on real estate held for sale    220          185
  Sales of real estate                            10,045        6,706
  Increase in notes receivable from sales
    of real estate                                (1,780)         --
  Collections of notes receivable from sales
    of real estate                                   100           14
  Additions to real estate held for sale            (233)      (1,193)
  Change in short-term trading portfolio, net     (2,279)         --
  Change in accounts receivable                   (1,178)         (15)
  Change in accounts payable                         (27)          39
  Increase in deposits                              (225)          (2)
  Income taxes and other                            (534)          36
                                                  ---------------------
Net cash provided by operations                    7,576        3,902
                                                  ---------------------
INVESTING ACTIVITIES
Investments in affiliates                         (1,500)         (44)
Distribution from afiliates                          --           272
Distribution from venture capital
  investment funds                                   445          916
Purchase of investments available for sale       (10,119)         --
Sale of investments available for sale             2,500          --
Additions to property, plant and equipment, net      (51)         --
Collections of other notes receivable                 --           22
                                                  ---------------------
Net cash provided (used) by investing
  activities                                      (8,725)       1,166
                                                  ---------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                          41          --
Payment of principal on long-term debt               (20)         (95)
Capitalization by Seafield Capital Corporation    10,000          --
Net transactions with Seafield Capital
    Corporation                                      --        (4,973)
                                                  ---------------------
Net cash provided (used) by financing
  activities                                      10,021       (5,068)
                                                  ---------------------
Net change in cash and cash equivalents            8,872          --
Cash and cash equivalents - beginning of year      3,925          --
                                                  ---------------------
Cash and cash equivalents - end of year         $ 12,797          --
                                                  =====================

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
  Interest                                      $     54          --
                                                  =====================
  Income taxes, net                             $     33            5
                                                  =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



                              SLH CORPORATION
                Notes to Consolidated Financial Statements
                               June 30, 1997

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state SLH's financial position at June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the six month periods ended June 30, 1997 and 1996. All adjustments made in the interim period were of a normal recurring nature except for costs associated with the move of SLH to a new location in June 1997. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See SLH's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

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

The accompanying consolidated statement of operations and statement of cash flows for the six month period ending June 30, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Seafield.

The accompanying combined balance sheet as of December 31, 1996 and the combined statement of operations and combined statement of cash flows for the six months ended June 30, 1996 present the financial position, results of operations and cash flows of the business, assets and liabilities comprising the Transfer Assets and Transfer Liabilities which relate directly to the businesses transferred.

(3) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

(4)  The components of "Other Liabilities" are as follows:

                              June 30, 1997           December 31, 1996
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued property tax   $     91           --           150           --
Interest payable          1,053           --           --            --
Accrued rent expense        250           133          250           250
Deposits                     10           --           235           --
Deferred income             --            --            47            59
Other                       --            --           --              4
                        ----------------------     ----------------------
                       $  1,404           133          682           313
                        ======================     ======================

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable.

(6) On July 3, 1997, the Registrant's board of directors declared a three for one split of the Registrant's shares of common stock. As a result of the split, which was effected as a stock dividend, each stockholder of record on July 14, 1997 received two additional shares of common stock for each share of common stock held. Certificates for the additional shares were mailed to stockholders on July 21, 1997. Shares outstanding after the stock split total 4,866,828.

(7) Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Seafield with respect to the legal matters described below.

     (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement Seafield has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated.

     (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus. The fetus was aborted, allegedly as a result of an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.

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

     (d) California Tax Issues. In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received in the third quarter and is expected to be approximately $1 million. The Company has assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

 (8) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for SLH's fiscal year ending December 31, 1997. Retroactive application will be required. SLH believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on Seafield's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on SLH's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on SLH's financial position or results of operations.






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Selected financial data:

                             Three months ended        Six Months Ended
                                   June 30,                June 30,
                           -----------------------  ----------------------
                              1997        1996        1997         1996
                           ----------   ----------  ----------   ---------

Revenues                 $ 7,186,000     3,615,000  11,400,000   8,584,000
Loss from operations     $(1,008,000)   (1,444,000) (2,089,000) (1,914,000)
Investment income - net  $ 1,942,000         4,000   5,124,000       6,000
Earnings (loss) from
  continuing operations  $   926,000    (1,427,000)  3,102,000  (1,967,000)
Net earnings (loss)      $   926,000    (1,427,000)  3,102,000  (3,367,000)

Per share:
  Net earnings (loss)    $      0.48         (0.78)       1.76       (1.91)
  Book value per share   $     29.30                     17.36

Average shares
    outstanding            1,830,276     1,830,276   1,766,890   1,766,890
Shares outstanding
    end of period          1,622,276     1,622,276   1,622,276   1,622,276

The above per share and shares totals do not reflect a stock split in July 1997, when SLH declared a three for one split in the form of a stock dividend. Each stockholder of record received two additional shares of common stock for each share of common stock held on July 14, 1997. The stock certificates were distributed on July 21, 1997 resulting in 4,866,828 shares outstanding.


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

Second Quarter Analysis

Real estate revenues in 1997's second quarter were $7.2 million compared with $3.6 million in 1996's second quarter. The real estate sales revenues in 1997 include the closing on sales of 10 residential units or lots in Florida, New Mexico and Texas ($6.2 million) and 205 acres of land in Texas ($820,000). The last Florida residential unit sale closed on July 1, 1997. In 1996's second quarter, real estate sales revenue included the closing on sales of 12 residential units in New Mexico and Florida ($2.8 million) and
1.5 acres of land in Kansas ($580,000). Real estate rental and other revenues increased slightly to $211,000 in 1997's second quarter from $189,000 in 1996's second quarter.

At June 30, 1997, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures located in the following states: Kansas, Nevada, New Mexico, Texas and Wyoming.
The total acreage consisted of approximately 415 acres and 43 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1997's second quarter totaled $6.9 million, compared with a cost of approximately $3.4 million in the second quarter of 1996, reflecting the mix of real estate sale closings during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $818,000 in 1997's second quarter, compared with $684,000 in 1996's second quarter. The increase is attributable to increased expenses associated with termination benefits resulting from position eliminations associated with the decreasing real estate portfolio.

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

A $41,000 net impairment loss on real estate held for sale was recorded in 1997's second quarter as compared with $549,000 in 1996's second quarter. The impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on current market conditions.

General and administrative expenses include estimates for overhead operating costs totaling $375,000 for the second quarter of 1996. Actual SLH post-distribution expenses on a stand alone basis, were approximately $354,000 in 1997's second quarter.

The above factors produced a loss from operations of $1 million in the second quarter of 1997, compared with a loss of $1.4 million in the second quarter of 1996.

Investment income totaled $1.9 million in 1997's second quarter compared with $4,000 in 1996's second quarter. The 1997 income consists primarily of the sale of Watson Pharmaceuticals, Inc. common stock and other marketable common stocks. The Watson sale resulted in a gain of approximately $1.4 million. SLH received the Watson shares as a result of an SLH venture investment in O'Classen Pharmaceuticals which was acquired by Watson Pharmaceuticals.

Equity in affiliates' operating losses were $137,000 in 1997's second quarter and $205,000 in 1996's second quarter. During 1997's second quarter, the oil and gas operations recorded affiliated losses of $145,000, as compared to a $70,000 loss in the second quarter of 1996, reflecting variances in operating results of the oil and gas general partnership interests and $65,000 for costs recorded by Syntroleum Corporation. As Syntroleum is a developmental venture, it is expected to incur losses during its development stage. However, the above $65,000 reduces SLH's book value in Syntroleum to zero.

Interest expense increased to $45,000 in 1997's second quarter from $27,000 in 1996's comparable quarter reflecting an interest accrual on a state tax liability.

Equity in earnings of venture capital investment funds totaled $24,000 in 1997's second quarter while 1996's comparable quarter produced earnings of $380,000. These funds invest in development stage companies which cause earnings to be subject to significant variations.

The $169,000 of other income in 1997's second quarter primarily reflects receipts on Tenenbaum receivables accounted for on the cost recovery method.

Tax benefits of $5,000 were recorded in 1997's second quarter, as compared to a tax provision of $135,000 in 1996's second quarter. Valuation allowances were provided in 1997 on the federal tax benefits generated because utilization within the group is not expected.

The combined effect of the above factors resulted in net earnings of $926,000 in the second quarter of 1997 and a net loss of $1.4 million in the second quarter of 1996.


Year To Date Analysis

Real estate revenues in 1997's first six months were $11.4 million compared with $8.6 million in 1996's first six months. The real estate sales revenues in 1997 include the closing on sales of 20 residential units or lots in Florida, New Mexico and Texas ($7.9 million) and 752 acres of land in Texas ($3.1 million). In 1996's first six months, real estate sales revenue included the closing on sales of 23 residential units in New Mexico and Florida ($7.6 million) and 1.5 acres of land in Kansas ($580,000).

Real estate rental and other revenues increased slightly to $385,000 in 1997's first six months from $371,000 in 1996's first six months. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1997's first six months totaled $11 million, compared with a cost of $8.2 million in the first six months of 1996, reflecting the mix of real estate sale closings during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $1.6 million in 1997's first six months, compared with $1.3 million in 1996's first six months. The increase is attributable to increased expenses associated with termination benefits resulting from position eliminations associated with the decreasing real estate portfolio.

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

A $220,000 net impairment loss on real estate held for sale was recorded in 1997's first six months, as compared with $185,000 in 1996's first six months. The impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on current market conditions.

General and administrative expenses include estimates for overhead operating costs totaling $750,000 for the first six months of 1996. The 1997's first six months includes an estimate of $250,000 for overhead operating costs in January and February. Actual SLH post-distribution expenses for March through June 1997, on a stand alone basis, were approximately $430,000.

The above factors produced a loss from operations of $2.1 million in the first six months of 1997, as compared with a loss of $1.9 million in the first six months of 1996.

Investment income totaled $5.1 million in 1997's first six months, as compared with $6,000 in 1996's first six months. The 1997 income consists primarily of the sales of Watson Pharmaceuticals, Inc. common stock and other marketable common stocks. The Watson shares were received as a result of an venture investment in O'Classen Pharmaceuticals which was acquired by Watson Pharmaceuticals. The Watson sales resulted in a gain of approximately $4.4 million during 1997's first six months.

Equity in affiliates' operating losses were $369,000 in 1997's first six months and $436,000 in 1996's first six months. During 1997, the oil and gas operations recorded affiliated losses of $394,000, as compared to a $301,000 loss in the first six months of 1996, reflecting variances in operating results of the oil and gas general partnership interests and $251,000 for costs recorded by Syntroleum Corporation. As Syntroleum is a developmental venture, it is expected to incur losses during its development stage. However, the above expense reduces SLH's book value in Syntroleum to zero.

Interest expense increased to $89,000 in 1997's first six months from $55,000 in 1996's comparable period reflecting an interest accrual on a state tax liability.

Equity in earnings of venture capital investment funds totaled $82,000 in 1997's first six months while 1996's comparable period produced earnings of $557,000. These funds invest in development stage companies which cause earnings to be subject to significant variations.

The $435,000 of other income in 1997 primarily reflects receipts on Tenenbaum receivables accounted for on the cost recovery method and net of costs of approximately $300,000 associated with the move of SLH to a new location in June 1997.

Tax benefits of $8,000 were recorded in 1997's first six months, as compared to a tax provision of $125,000 in 1996's first six months. Valuation allowances were provided in 1997 on the federal tax benefits generated because utilization within the group is not expected.

The combined effect of the above factors resulted in net earnings of $3.1 million in the first six months of 1997 and a net loss of $3.4 million in the first six months of 1996.


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

At June 30, 1997, SLH had available approximately $25.3 million in cash and short-term investments. An additional $3.5 million of cash was collected in early July from real estate sale closings. Current assets totaled approximately $30 million while current liabilities totaled $3 million. Changes in assets and liabilities on the balance sheet resulted primarily from reductions in the real estate portfolio and the initial capitalization of SLH.

Cash provided by operations in the first six months of 1997 totaled $7.6 million, as compared to $3.9 million in the first six months of 1996. The increase in funds provided is primarily the result of earnings reported in 1997 of $3.1 million compared to a loss of $3.4 million in 1996, net of cash additions invested in the short-term trading portfolio. Cash provided by real estate operations (sales less notes received, net of additions) was approximately $8 million in the 1997, as compared with $5.5 million in 1996.

Cash used by investing activities was $8.7 million in 1997's first six months reflecting a $7.6 million net increase in investments available for sale and a $1.5 million equity investment in a Syntroleum chemical plant. The $1.2 million of cash provided by investing activities in 1996 reflects distributions from venture capital investment funds and from affiliates. SLH's equity investment in the Syntroleum chemical plant will allow for the commencement of certain engineering and permitting efforts on the plant. Syntroleum is presently negotiating with other potential capital providers; the development of the plant is contingent upon financing.

The $10 million cash provided by financing activities in the first six months of 1997 represents SLH's capitalization by Seafield. In the first six months of 1996, SLH had net cash used by financing activities of $5.1 million which primarily represented the net cash transactions with Seafield on SLH assets. The timing of receipts from real estate sales and/or collections of notes thereon, as well as distributions from venture capital investments, may vary significantly.

Debt associated with real estate totaled $1.2 million at both June 30, 1997 and December 31, 1996 and is due in December 1997. This consolidated debt is non-recourse and comprises the current notes payable on the balance sheets. SLH is obligated under recourse debt (with an unpaid balance of $6.2 million) of an affiliate accounted for on the equity method. SLH's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury Note transferred to SLH at the Distribution Date.

SLH may seek its own credit facilities but management expects cash flow from operations, cash from the capitalization at the Distribution Date and the sale of assets to be sufficient to fund cash needs.

During 1997's second quarter, SLH entered into a joint development agreement for its 370 acres in Houston, Texas. The land was contributed to a partnership in exchange for a note receivable with a 10% preferential return on both the land contribution and future development cash requirements. The estimated future development cash requirements is approximately $2.5 million. SLH's ownership position is approximately 75%.

During the second quarter, a major oil company licensee of Syntroleum, converted a previously issued Syntroleum $1 million debenture into Syntroleum common stock at a previously negotiated conversion price of $12 per share, thereby decreasing SLH's ownership position in Syntroleum slightly to 32.3%. SLH owns 5,950,000 shares of Syntroleum common stock.

On May 9, 1997, Seafield received a formal agreement to the issues discussed in Note 7(c) to the financial statements and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement is subject to approval by the Congressional Joint Committee on Taxation. Consideration by the Joint Committee is expected before the end of 1997. The Company assumed the liability and rights to any refund as part of the Distribution Agreement. Accordingly, the Company would record a significant gain if the agreement is formally approved.

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

As further assurance for SLH's obligations in connection with the Distribution Agreement, SLH has agreed that it will not pay cash dividends or redeem any of its capital stock for a period of two years after the Distribution Date (March 3, 1997), without the consent of the Seafield Board.


Subsequent Events

In July 1997, SLH declared a three for one split in the form of a stock dividend. Each stockholder of record received two additional shares of common stock for each share of common stock held on July 14, 1997. The stock certificates were distributed on July 21, 1997 resulting in 4,866,828 shares outstanding.

The stock of SLH was accepted for listing on the National Market System of NASDAQ and began trading on July 29, 1997, under the symbol - SLHO. The symbol is the same as before when SLH's stock traded on the OTC electronic bulletin board.

On August 4, 1997, Syntroleum announced the execution of a non-exclusive license agreement with YPF International. In addition to YPF, Syntroleum has license agreements with Texaco, ARCO and Marathon. Syntroleum is the developer and owner of a patented process and several related proprietary technologies for the conversion of natural gas into synthetic liquid fuels. Syntroleum has retained the rights to build "natural gas refineries" for the production of synthetic lubricants, solvents and chemical feedstocks from natural gas. The Syntroleum Process (registered trademark) has not been tested in a plant designed to produce commercially viable quantities and such testing cannot occur until a plant has been developed and constructed, which could take up to two years from the commencement of construction.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for SLH's fiscal year ending December 31, 1997. Retroactive application will be required. SLH believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" is required to be implemented for periods ending after December 15, 1997. The adoption of this standard is not expected to have any significant impact on SLH's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on SLH's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on SLH's financial position or results of operations.

No other recently issued accounting standards presently exist which will require adoption in future periods.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Seafield with respect to the legal matters described below.

     (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Seafield's former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Seafield negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement Seafield has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Seafield; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Seafield for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have substantially offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated.

     (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus. The fetus was aborted, allegedly as a result of an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance.

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

     (d) California Tax Issues. In December 1996, the California state auditor sent Seafield an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Seafield. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest due should be received in the third quarter and is expected to be approximately $1 million. The Company has assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Kansas General Corporation Code, dividends may be paid out of the Corporation's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At June 30, 1997, the Corporation's surplus (as defined under the Kansas General Corporation Code) was approximately $47,513,000. However, in connection with the distribution by Seafield Capital Corporation (Seafield) of all shares of SLH Corporation common stock to Seafield shareholders, effected March 3, 1997, the Corporation agreed that it will not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Seafield.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         On July 3, 1997, the Registrant's board of directors declared a three for one split of the Registrant's shares of common stock. As a result of the split, which was effected as a stock dividend, each stockholder of record on July 14, 1997 received two additional shares of common stock for each share of common stock held. Certificates for the additional shares were mailed to stockholders on July 21, 1997.

         The stock of SLH was accepted for listing on the National Market System of NASDAQ and began trading on July 29, 1997, under the symbol - SLHO. The symbol is the same as before when SLH's stock traded on the OTC electronic bulletin board.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K dated July 3, 1997 was filed to report that the Registrant's board of directors had declared a three for one split of the Registrant's shares of common stock.

              A current report on Form 8-K dated July 28, 1997 was filed to report that the Registrant's common stock had been accepted for listing on the National Market System of NASDAQ. Trading commenced on NASDAQ on July 29, 1997 under the symbol "SLHO".


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SLH Corporation

Date August 8, 1997                  By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        President and Chief
                                        Executive Officer


Date August 8, 1997                  By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial and
                                        Accounting Officer, Treasurer and
                                        Secretary