Form 10-Q/A
period 1997-06-30
SLH CORP
filed 1997-08-12
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q/A
                                (Amendment No. 1)


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

On August 4, 1997, Syntroleum announced the execution of a non-exclusive license agreement with YPF International. In addition to YPF, Syntroleum has license agreements with Texaco, ARCO and Marathon. Syntroleum is the developer and owner of a patented process and several related proprietary technologies for the conversion of natural gas into synthetic liquid fuels. Syntroleum has retained the rights to build lube and specialty chemical plants for the production of synthetic lubricants, solvents and chemical feedstocks from natural gas. The Syntroleum Process (registered trademark) has not been tested in a plant designed to produce commercially viable quantities and such testing cannot occur until a plant has been developed and constructed, which could take up to two years from the commencement of construction.


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