Form 10-Q
period 1997-09-30
SLH CORP
filed 1997-11-13
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1997

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
Number of shares outstanding of only class of Registrant's common stock as of
November 4, 1997:   $1 par value common - 4,933,554 (after three for one stock split on July 21, 1997)


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


SLH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                           September 30,  December 31,
                                               1997           1996
                                           (unaudited)
---------------------------------------------------------------------
                                                  (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $  22,821          3,925
  Short-term investments                       6,178            --
  Accounts and notes receivable                4,346             33
  Real estate under contract                     910          1,223
  Other current assets                           303            348
                                            ------------------------
    Total current assets                      34,558          5,529
Real estate held for sale                      8,372         24,202
Real estate under development                  2,173            --
Investment securities                          1,587          4,718
Investment in affiliates:
  Oil and gas partnerships                       --           3,526
  Other                                        1,276           (116)
Property, plant and equipment                     94            425
Notes receivable                               1,680            --
Intangible assets                                --             113
Deferred income taxes                            --              73
Other assets                                      15              4
                                            ------------------------
                                           $  49,755         38,474
                                            ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $     118            289
  Notes payable                                1,194          1,194
  Other current liabilities                    1,562            682
                                            ------------------------
    Total current liabilities                  2,874          2,165
Notes payable                                     21            --
Deferred income taxes                             --            183
Other liabilities                                 73            313
                                            ------------------------
    Total liabilities                          2,968          2,661
                                            ------------------------
Minority interests                                50            --
                                            ------------------------
Stockholders' Equity:
  Preferred stock of $.01 par value
    with $100 liquidation preference.
    Authorized 1,000,000 shares;
    none issued.                                  --
  Common stock of $.01 par value.
    Authorized 30,000,000 shares;
    issued 4,933,554 shares                       49
  Paid-in capital                             46,109
  Net unrealized gains on marketable
    equity securities                             69
  Retained earnings                              510
                                            ------------------------
    Total stockholders' equity                46,737
Combined equity                                              35,813
                                            ------------------------
                                           $  49,755         38,474
                                            ========================



See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                    (unaudited)
                                    Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                    1997        1996         1997        1996
------------------------------------------------------------------------------
                                        (in thousands except share amounts)
REVENUES
  Real estate sales            $    4,438       4,588	     15,453     12,801
  Real estate rentals and other       216         205          601        576
                                 ---------------------    --------------------
    Total revenues                  4,654       4,793       16,054     13,377
COSTS AND EXPENSES
  Real Estate:
    Cost of sales                   4,443       4,507       15,462     12,720
    Operating expenses                391         627        1,954      1,930
    Provision for loss on real
      estate held for sale, net        --       1,315          220      1,500
  General and administrative          777         398        1,464      1,195
                                 ---------------------    --------------------
Loss from operations                 (957)     (2,054)      (3,046)    (3,968)
  Investment income                 1,060         393        6,184        399
  Interest expense                    (27)        (26)        (116)       (81)
  Equity in net loss of affiliates     14        (136)        (355)      (572)
  Equity in net earnings of
    venture capital investment
    funds                              82         233          164        790
  Other income                        927          --        1,362         --
                                 ---------------------    --------------------
Earnings (loss) before
  income taxes and
  cumulative effect                 1,099      (1,590)       4,193     (3,432)
  Income taxes (benefit)               81         (54)          73         71
                                 ---------------------    --------------------
Earnings (loss) before cumulative
  effect of change in accounting
  principle                         1,018      (1,536)       4,120     (3,503)
    Cumulative effect of change
      in accounting principle         --           --           --     (1,400)
                                 ---------------------    --------------------
Net earnings (loss)            $    1,018      (1,536)       4,120     (4,903)
                                ======================    ====================

Per share of common stock:
  Net earnings (loss)          $      .18        (.27)         .77       (.91)
  Book value                   $     9.47                     9.47
Average shares outstanding      5,510,532   5,510,532    5,370,624  5,370,624
Shares outstanding
  end of period                 4,933,554   4,933,554    4,933,554  4,933,554
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
-------------------------------------------------------------------
                                                   (unaudited)
                                                 Nine Months Ended
                                                 September 30, 1997
-------------------------------------------------------------------
                                                  (in thousands)

Common stock:
  Balance, beginning of year                      $        1
  Capitalization by Lab Holdings, Inc.                    15
  Stock dividend                                          32
  Exercise of stock options                                1
                                                    ---------
  Balance, end of period                                  49
                                                    ---------

Paid-in capital:
  Balance, beginning of year                              99
  Capitalization by Lab Holdings, Inc.                47,848
  Exercise of stock options                           (1,838)
                                                    ---------
  Balance, end of period                              46,109
                                                    ---------
Net unrealized gains on marketable equity securities:
  Balance, beginning of year                             --
  Net change during period                                69
                                                    ---------
  Balance, end of period                                  69
                                                    ---------
Retained earnings:
  Balance, beginning of year                             --
  Net earnings for the period from the date of
    distribution (March 3, 1997) to Sept. 30, 1997       543
  Stock dividend                                         (33)
                                                    ---------
  Balance, end of period                                 510
                                                    ---------

Stockholders' Equity                              $   46,737
                                                    =========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                                      (unaudited)
                                                  Nine months ended
                                                     September 30,
                                                   1997        1996
-----------------------------------------------------------------------
                                                     (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)                             $  4,120       (4,903)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operations
  Cumulative effect of change in accounting
      principle                                      --         1,400
  Depreciation and amortization                       92          297
  Equity in losses of affiliates                     355          572
  Equity in earnings of venture capital
     investment funds                               (164)        (790)
  Provision for loss on real estate held for sale    220        1,500
  Sales of real estate                            14,095       10,612
  Increase in notes receivable from sales
    of real estate                                (1,780)         --
  Collections of notes receivable from sales
    of real estate                                   100           14
  Additions to real estate held for sale            (245)      (1,436)
  Additions to real estate under development        (102)         --
  Change in accounts receivable                   (4,313)        (527)
  Change in accounts payable                        (171)          45
  Increase in deposits                               --           225
  Income taxes and other                            (535)         195
                                                  ---------------------
Net cash provided by operations                   11,672        7,204
                                                  ---------------------
INVESTING ACTIVITIES
Investments in affiliates                         (1,500)         (44)
Distribution from affiliates                          36          872
Distribution from venture capital
  investment funds                                   796        1,047
Purchase of investments available for sale       (11,347)         --
Sale of investments available for sale             7,738          --
Additions to property, plant and equipment, net      (79)         (25)
Sale of oil and gas partnerships                   3,346          --
Other                                                 50           22
                                                  ---------------------
Net cash provided (used) by investing
  activities                                        (960)       1,872
                                                  ---------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                          41          --
Payment of principal on long-term debt               (21)         (95)
Capitalization by Lab Holdings, Inc.              10,000          --
Net issuance of stock pursuant to stock option
    plan                                          (1,836)         --
Net transactions with Lab Holdings, Inc.             --        (8,981)
                                                  ---------------------
Net cash provided (used) by financing
  activities                                       8,184       (9,076)
                                                  ---------------------
Net increase in cash and cash equivalents         18,896          --
Cash and cash equivalents - beginning of period    3,925          --
                                                  ---------------------
Cash and cash equivalents - end of period       $ 22,821          --
                                                  =====================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest (net of amount capitalized)          $     55          --
                                                  =====================
  Income taxes, net                             $    769          --
                                                  =====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



                              SLH CORPORATION
                Notes to Consolidated Financial Statements
                             September 30, 1997

(1) The financial information furnished herein is unaudited; however, in the opinion of management, the financial information reflects all adjustments which are necessary to fairly state SLH's financial position at September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the nine month periods ended September 30, 1997 and 1996. In the opinion of management, all adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1996 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See SLH's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Pursuant to a Distribution Agreement between SLH and Lab Holdings, Inc. (formerly named Seafield Capital Corporation), the former parent company of SLH, Lab Holdings transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Lab Holdings' historical cost. All stock of SLH was then distributed to the shareholders of Lab Holdings (the Distribution) on March 3, 1997.

The accompanying consolidated statement of operations and statement of cash flows for the nine month period ending September 30, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Lab Holdings.

The accompanying combined balance sheet as of December 31, 1996 and the combined statement of operations and combined statement of cash flows for the nine months ended September 30, 1996 present the financial position, results of operations and cash flows of the business, assets and liabilities comprising the Transfer Assets and Transfer Liabilities which relate directly to the businesses transferred.

(3) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

(4)  The components of "Other Liabilities" are as follows:

                           September 30, 1997         December 31, 1996
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued property tax   $    126           --           150           --
Interest payable          1,053           --           --            --
Accrued rent expense        250            73          250           250
Payroll taxes payable       121           --           --            --
Deposits                     10           --           235           --
Deferred income             --            --            47            59
Other                         2           --           --              4
                        ----------------------     ----------------------
                       $  1,562            73          682           313
                        ======================     ======================

(5) Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding and the common share equivalents of dilutive stock options, where applicable, and are adjusted for the Registrant's three for one split in the form of a two for one stock dividend of the Registrant's shares. As a result of the split, each stockholder of record on July 14, 1997 received two additional shares of common stock for each share of common stock held. Certificates for the additional shares were mailed to stockholders on July 21, 1997.

(6) Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Lab Holdings with respect to the legal matters described below.

     (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have significantly offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated.

     (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus. The fetus was aborted, allegedly as a result of an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance. In October 1997, a court ordered mediation was held which did not result in a settlement of the matter. However, settlement discussions continue.

     (c) Internal Revenue Service Audits. Lab Holdings has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes.
These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Lab Holdings has filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997.

     The Company assumed from Lab Holdings all contingent tax liabilities and is acquiring all rights to refunds as well as any interest thereon related to these tax years (the Tax Claims) and liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. The Company believes that adequate accruals for these income tax liabilities have been made.

     (d) California Tax Issues. In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest is expected to be approximately $1 million. The Company has assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

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






ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Selected financial data:

                             Three months ended       Nine Months Ended
                                September 30,           September 30,
                           -----------------------  ----------------------
                              1997        1996        1997         1996
                           ----------   ----------  ----------   ---------

Revenues                 $ 4,654,000     4,793,000  16,054,000  13,377,000
Loss from operations     $  (957,000)   (2,054,000) (3,046,000) (3,968,000)
Other income             $   927,000            --   1,362,000          --
Investment income - net  $ 1,060,000       393,000   6,184,000     399,000
Earnings (loss) before
  cumulative effect of
  change in accounting
  principle              $ 1,018,000    (1,536,000)  4,120,000  (3,503,000)
Net earnings (loss)      $ 1,018,000    (1,536,000)  4,120,000  (4,903,000)

Per share:
  Net earnings (loss)    $      0.18        (0.27)       0.77       (0.91)
  Book value per share   $      9.47                     9.47

Average shares
    outstanding            5,510,532     5,510,532   5,370,624   5,370,624
Shares outstanding
    end of period          4,933,554     4,933,554   4,933,554   4,933,554

The above per share and shares totals reflect a July 1997, three for one stock split in the form of a two for one stock dividend. Each SLH Corporation (SLH) stockholder of record on July 14, 1997, received two additional shares of common stock for each share of common stock held. These stock dividend certificates were distributed on July 21, 1997.


Introductory remarks about results of operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when the Company's assets were owned by Lab Holdings, Inc. (Lab Holdings) and operated as part of Lab Holdings. It should be read in conjunction with the Notes to the Company's Financial Statements. Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, an 82% ownership of LabOne, Inc.

On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation, on the basis of one share of common stock of SLH for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million.


Third Quarter Analysis

Real estate revenues in 1997's third quarter were $4.7 million compared with $4.8 million in 1996's third quarter. The real estate sales revenues in 1997 include the closing on sales of 4 residential units or lots in Florida and New Mexico ($4.4 million). The last Florida residential unit sale closed on July 1, 1997. In 1996's third quarter, real estate sales revenue included the closing on sales of 11 residential units in New Mexico ($4.3 million). Real estate rental and other revenues increased slightly to $216,000 in 1997's third quarter from $205,000 in 1996's third quarter.

At September 30, 1997, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures located in the following states: Kansas, Nevada, New Mexico, Texas and Wyoming.
The total acreage consisted of approximately 415 acres and 42 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles.

Cost of the real estate sales in 1997's third quarter totaled $4.4 million, compared with a cost of approximately $4.5 million in the third quarter of 1996, reflecting the mix of real estate sale closings during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $391,000 in 1997's third quarter, compared with $627,000 in 1996's third quarter. The decrease is attributable to reduced expenses associated with position eliminations related to the decreasing real estate portfolio.

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

A $1.3 million net impairment loss on real estate held for sale was recorded in 1996's third quarter. The impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on market conditions.

General and administrative expenses include estimates for overhead operating costs totaling $375,000 for the third quarter of 1996. The third quarter 1997 general and administrative expenses totaled $863,000. The increase primarily reflects expenses of an executive stock performance based bonus program and other expenses associated with the recent move of SLH's office.

The above factors produced a loss from operations of $957,000 in the third quarter of 1997, compared with a loss of $2.1 million in the third quarter of 1996.

Investment income totaled $1.1 million in 1997's third quarter compared with $393,000 in 1996's third quarter. The increase in investment income reflects additional funds available for investments resulting from the significant reduction in the real estate portfolio during the past year and the sale of other assets.

Equity in affiliates' operating earnings totaled $14,000 in 1997's third quarter while losses of $136,000 were incurred in 1996's third quarter.
The 1997 earnings were from a real estate partnership as compared to the third quarter 1996 losses which reflected $72,000 in operating losses by the oil and gas general partnership interests, $3,000 of earnings by the real estate partnership, and $67,000 for costs recorded by Syntroleum Corporation. As Syntroleum was a developmental venture, it was expected to incur losses during its development stage. However, during 1997's second quarter, losses reduced SLH's book value in Syntroleum to zero.

Interest expense of $27,000 in 1997's third quarter and $26,000 in 1996's comparable quarter reflect interest accruals on a real estate note payable.

Equity in earnings of venture capital investment funds totaled $82,000 in 1997's third quarter while 1996's comparable quarter produced earnings of $233,000. These funds invest in development stage companies which cause earnings to be subject to significant variations.

The $927,000 of other income in 1997's third quarter reflects $146,000 of receipts on Tenenbaum receivables accounted for on the cost recovery method, a $760,000 gain on the sale of most of SLH's oil and gas interests for $4.1 million on September 30, 1997 and a gain on the sale of excess office furniture and equipment.

Income taxes of $81,000 were recorded in 1997's third quarter, as compared to a tax benefits of $54,000 in 1996's third quarter. Valuation allowances were provided in 1997 on the federal tax benefits generated because utilization within the group is not expected.

The combined effect of the above factors resulted in net earnings of $1 million in the third quarter of 1997 and a net loss of $1.5 million in the third quarter of 1996.


Year To Date Analysis

Real estate revenues in 1997's first nine months were $16 million compared with $13.4 million in 1996's first nine months. The real estate sales revenues in 1997 include the closing on sales of 24 residential units or lots in Florida, New Mexico and Texas ($12.4 million) and 752 acres of land in Texas ($3.1 million). In 1996's first nine months, real estate sales revenue included the closing on sales of 34 residential units in New Mexico and Florida ($11.9 million), 20 acres of land in Oklahoma ($275,000) and
1.5 acres of land in Kansas ($580,000).

Real estate rental and other revenues increased slightly to $601,000 in 1997's first nine months from $576,000 in 1996's first nine months. Real estate operations have been influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico. All units have been sold in Florida and only 11 units remain in inventory in New Mexico.

Cost of the real estate sales in 1997's first nine months totaled $15.5 million, compared with a cost of $12.7 million in the first nine months of 1996, reflecting the mix of real estate sale closings during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $2 million in 1997's first nine months, compared with $1.9 million in 1996's first nine months. The slight increase is attributable to expenses associated with termination benefits resulting from position eliminations associated with the decreasing real estate portfolio.

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

A $220,000 net impairment loss on real estate held for sale was recorded in 1997's first nine months, as compared with $1.5 million in 1996's first nine months. The impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on current market conditions.

General and administrative expenses include estimates for overhead operating costs totaling $1.1 million for the first nine months of 1996. The 1997's first nine months includes an estimate of $250,000 for overhead operating costs in January and February. Actual SLH post-distribution expenses for March through September 1997, on a stand alone basis, were approximately $1.2 million.

The above factors produced a loss from operations of $3 million in the first nine months of 1997, as compared with a loss of $4 million in the first nine months of 1996.

Investment income totaled $6.2 million in 1997's first nine months, as compared with $399,000 in 1996's first nine months. The 1997 income consists of the sales of Watson Pharmaceuticals, Inc. common stock, other marketable common stocks and interest earned on invested cash. The Watson shares were received as a result of an venture investment in O'Classen Pharmaceuticals which was acquired by Watson Pharmaceuticals. The Watson sales resulted in a gain of approximately $4.4 million during 1997's first nine months.

Equity in affiliates' operating losses were $355,000 in 1997's first nine months and $572,000 in 1996's first nine months. During 1997, the oil and gas operations recorded affiliated losses of $394,000, as compared to a $597,000 loss in the first nine months of 1996, reflecting variances in operating results of the oil and gas general partnership interests and $251,000 for costs recorded by Syntroleum Corporation. As Syntroleum is a developmental venture, it is expected to incur losses during its development stage. However, the above expense reduced SLH's book value in Syntroleum to zero.

Interest expense increased to $116,000 in 1997's first nine months from $81,000 in 1996's comparable period reflecting additional interest accruals on a state tax liability.

Equity in earnings of venture capital investment funds totaled $164,000 in 1997's first nine months while 1996's comparable period produced earnings of $790,000. These funds invest in development stage companies which cause earnings to be subject to significant variations.

The $1.4 million of other income in 1997 primarily reflects a $760,000 gain on the sale of most of SLH's oil and gas interests for $4.1 million on September 30, 1997, and receipts on Tenenbaum receivables accounted for on the cost recovery method, net of costs associated with the move of SLH to a new location in June 1997.

A $73,000 provision for income taxes was recorded in 1997's first nine months, as compared to a $71,000 provision in 1996's first nine months. Valuation allowances were provided on the federal tax benefits generated because utilization within the group is not expected.

The combined effect of the above factors resulted in net earnings of $4.1 million in the first nine months of 1997 and a net loss of $4.9 million in the first nine months of 1996.


Liquidity and Capital Resources

Prior to September 30, 1996, the Company's liquidity was provided by Lab Holdings. However, as provided in the Distribution Agreement, Lab Holdings transferred to the Company on March 3, 1997, cash of $6.9 million and approximately $3.1 million of short-term investments (consisting of a U.S. Treasury Note which is pledged to a bank for a real estate letter of credit). Additionally, cash generated from operations of or the sale of the Company's assets from October 1, 1996 to March 3, 1997 totaling $9.6 million was transferred to the Company as provided in the Distribution Agreement. The $3.9 million of cash and cash equivalents in the December 31, 1996 balance sheet represents the net cash generated by the Company during 1996's fourth quarter and was included in the transferred cash.

At September 30, 1997, SLH had available approximately $29 million in cash and short-term investments. Approximately $4 million is being collected in early fourth quarter from the oil and gas interests sale on September 30, 1997. Subject to the completion of closing documentation, SLH anticipates receiving approximately an additional $1 million from selling its remaining oil and gas assets during the fourth quarter. Current assets totaled approximately $34.6 million while current liabilities totaled $2.9 million. Changes in assets and liabilities on the balance sheet resulted primarily from reductions in the real estate portfolio, sale of the oil and gas interests and the initial capitalization of SLH.

Cash provided by operations in the first nine months of 1997 totaled $11.7 million, as compared to $7.2 million in the first nine months of 1996. The increase in funds provided reflects earnings reported in 1997 of $4.1 million compared to a loss of $4.9 million in 1996, net of an increase in accounts receivable resulting from the oil and gas interest sales on September 30, 1997. Cash provided by real estate operations (sales less notes received, net of additions) was approximately $12.1 million in 1997, as compared with $9.2 million in 1996.

Cash used by investing activities was $960,000 in 1997's first nine months primarily reflecting a $1.5 million equity investment in a Syntroleum chemical plant while receipts from sales were slightly less than purchase
of investments.   The $1.9 million of cash provided by investing activities
in 1996 reflects distributions from venture capital investment funds and from affiliates. SLH's equity investment in the Syntroleum chemical plant will allow for the commencement of certain engineering and permitting efforts on the plant. Syntroleum is presently negotiating with other potential capital providers; the development of the plant is contingent upon financing.

Cash provided by financing activities was $8.2 million in the first nine months of 1997 primarily representing SLH's capitalization by Lab Holdings. In the first nine months of 1996, SLH's net cash used by financing activities of $9.1 million primarily represents the net cash transactions with Lab Holdings on SLH assets. The timing of receipts from real estate sales and/or collections of notes thereon, as well as distributions from venture capital investments, may vary significantly.

Debt associated with real estate totaled $1.2 million at both September 30, 1997 and December 31, 1996 and is due in December 1997. The lender has made a proposal to extend the maturity date which SLH is currently reviewing. This consolidated debt is non-recourse and comprises the current notes payable on the balance sheets. SLH is obligated under recourse debt (with an unpaid balance of $6.2 million) of an affiliate accounted for on the equity method. SLH's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury Note transferred to SLH at the Distribution Date.

SLH management expects cash flow from operations, cash from the capitalization at the Distribution Date and the sale of assets to be sufficient to fund cash needs.

In July 1997, SLH declared a three for one split in the form of a two for one stock dividend. Each SLH stockholder of record on July 14, 1997, received two additional shares of common stock for each share of common stock held. These stock dividend certificates were distributed on July 21, 1997.

The stock of SLH was accepted for listing on the National Market System of NASDAQ and began trading on July 29, 1997 under the symbol - SLHO. The symbol is the same as used when SLH's stock traded on the OTC electronic bulletin board.

During 1997, SLH entered into a joint development agreement for its 370 acres in Houston, Texas. The land was contributed to a partnership in exchange for a note receivable with a 10% preferential return on both the land contribution and future development cash requirements. The estimated future development cash requirements are approximately $2.5 million. SLH's ownership position is approximately 75%. This investment is classified as real estate under development on the September 30, 1997 balance sheet.

On May 9, 1997, Lab Holdings received a formal agreement to the issues discussed in Note 7(c) to the financial statements and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997. The Company assumed the liability and rights to any refund as part of the Distribution Agreement. Accordingly, the Company would record a significant gain if the agreement is formally approved.

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

As further assurance for SLH's obligations in connection with the Distribution Agreement, SLH has agreed that it will not pay cash dividends or redeem any of its capital stock for a period of two years after the Distribution Date (March 3, 1997), without the consent of the Lab
Holdings Board of Directors.

During 1997's second quarter, a major oil company licensee of Syntroleum, converted a previously issued Syntroleum $1 million debenture into Syntroleum common stock at a previously negotiated conversion price of $12 per share, thereby decreasing SLH's ownership position in Syntroleum slightly to 32.3%. SLH owns 5,950,000 shares of Syntroleum common stock.

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


Recent Developments

On October 20, 1997, Criterion Catalyst exercised its option to purchase Syntroleum common stock for $2 million cash, modified an agreement regarding the purchase of future catalyst by Syntroleum and canceled future stock option rights. The option exercise decreased SLH's ownership position in Syntroleum slightly to 31.3%.

On October 24, 1997, Syntroleum announced a joint development project in which ARCO will construct a pilot-scale, natural gas-to-liquids (GTL) conversion facility on the West Coast. The project will demonstrate a new reactor design that enhances the GTL conversion process licensed by Syntroleum for large-scale applications.

On October 29, 1997, Syntroleum announced the execution of a definitive agreement that will permit AMEC Process and Energy Limited to represent and market the Syntroleum Process and provide engineering services to Syntroleum licensees.



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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Lab Holdings with respect to the legal matters described below.

         (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed any costs relating to the prosecution of any of the above described claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company.
Any ultimate recovery will be recognized as income when received and would be subject to income taxes. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a jury trial limited to the question of whether or not the applicable statute of limitations barred the claim. The Appeals Court also set aside $1.7 million of the judgment originally granted in 1992. Subsequently, the parties waived a jury trial and in July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.8 million. While the judgment has been appealed, counsel for the Company expects that it will be difficult for the defendants to cause the judgment to be reversed. The final outcome is not expected until at least 1998. Settlement arrangements with other defendants have resulted in payments to plaintiff which have significantly offset legal fees and costs to date of approximately $487,000. Future legal fees and costs can not reliably be estimated.

         (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus. The fetus was aborted, allegedly as a result of an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The Company has denied liability, has turned the matter over to its insurance carrier and believes that if it has any liability, it is adequately covered by an existing policy of insurance. In October 1997, a court ordered mediation was held which did not result in a settlement of the matter. However, settlement discussions continue.

         (c) Internal Revenue Service Audits. Lab Holdings has received notices of proposed adjustments (Revenue Agent's Reports) from the Internal Revenue Service (IRS) with respect to 1986-1990 federal income taxes.
These notices claim total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, exclusive of interest thereon. Lab Holdings has filed protests regarding the 1986-1990 notices of proposed adjustments.

On May 9, 1997, Lab Holdings received a formal agreement to the issues and the final tax computation from the IRS. The agreement provides for a tax refund of approximately $5.8 million, before interest. The Company expects to owe interest of approximately $700,000. The agreement has been submitted to the Congressional Joint Committee on Taxation for approval. Consideration by the Joint Committee is expected before the end of 1997.

     The Company assumed from Lab Holdings all contingent tax liabilities and is acquiring all rights to refunds as well as any interest thereon related to these tax years (the Tax Claims) and liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 whose resolution may extend to tax years beyond the 1990 tax year. The Company believes that adequate accruals for these income tax liabilities have been made.

         (d) California Tax Issues. In December 1996, the California state auditor sent Lab Holdings an audit report covering the 1987-1989 taxable years. The State of California has determined to include, as a "unitary taxpayer," all majority owned non-life insurance subsidiaries and joint ventures of Lab Holdings. The auditor's report was forwarded to the California Franchise Tax Board for action. In June 1997, the California Franchise Tax Board sent a notice of taxes due for the 1987-1989 years of $769,213 which was paid in the same month. A billing for the interest is expected to be approximately $1 million. The Company has assumed all potential tax liabilities and interest thereon regarding the California audit for the 1987-1989 taxable years. The Company believes that it has established appropriate accruals for the California state income tax liability.

Item 2.  Changes in Securities
         (a)  Changes in Securities:  None

         (b) Under the Kansas General Corporation Code, dividends may be paid out of the Corporation's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At September 30, 1997, the Corporation's surplus (as defined under the Kansas General Corporation
Code) was approximately $46,688,000. However, in connection with the distribution by Lab Holdings, Inc. of all shares of SLH Corporation common stock to Lab Holdings shareholders, effected March 3, 1997, the Corporation agreed that it will not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Lab Holdings.

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


                                     SLH Corporation

Date November 12, 1997               By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        President and Chief
                                        Executive Officer


Date November 12, 1997               By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial and
                                        Accounting Officer and Secretary