Form 10-K
period 1997-12-31
SLH CORP
filed 1998-03-31
CIK 1029023

     As Filed with the Securities and Exchange Commission on March 31, 1998
===============================================================================


                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-K


                       Annual Report Pursuant to Section 13
                      of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1997

                                  SLH CORPORATION
                  (name of registrant as specified in its charter)
                             Commission File No. 0-21911

                 Kansas                                   43-1764632
(State of incorporation or organization)      (IRS  Employer Identification No.)

                               5000 West 95th Street
                             Suite 260, P.O. Box 7568
                          Shawnee Mission, Kansas 66207
         (Address, including zip code, of principal executive offices)

                                   913-652-1000
              (Registrant's telephone number, including area code)

       Securities  registered pursuant to Section 12(b) of the Act:  None

         Securities  registered  pursuant to Section  12(g) of the Act:

       Common Stock, $0.01 par value and Preferred Share Purchase Rights

   Number of shares outstanding of only class of Registrant's common stock as of March 12, 1998:

                   Common Stock,  $0.01 par value - 10,074,721

         The aggregate market value of the Common Stock of the Company held by non-affiliates, based upon the last sales price of such stock at $35.25 per share on February 24, 1998 was $282,466,005.

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               SLH CORPORATION


                                  FORM 10-K



                      For the Year Ended December 31,  1997

                                    CONTENTS

                                                                          PAGE
-------------------------------------------------------------------------------
PART I
  Item 1.     Business..................................................    4
              Overview..................................................    4
              Syntroleum................................................    6
              Management and Disposition of Real Estate and
                 Miscellaneous Assets...................................   13
              Miscellaneous Contingent Interests and Liabilities........   14
                 Company Employees......................................   15
              Regulation--Potential
 Application of the Investment
                 Company Act of 1940....................................   15
  Item 2.     Properties................................................   16
  Item 3.     Legal Proceedings.........................................   16
  Item 4.     Submission of Matters to a Vote of Security Holders.......   17

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters....................................   18
  Item 6.     Selected Financial Data...................................   19
  Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   19
  Item 8.     Financial Statements and Supplementary Data...............   25
  Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................   46

PART III
  Item 10.    Directors and Executive Officers of the Registrant........   47
  Item 11.    Executive Compensation....................................   48
  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..................................   54
  Item 13.    Certain Relationships and Related Transactions............   55

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...............................................   56


SIGNATURES..............................................................   58


FINANCIAL STATEMENT SCHEDULE...........................................   S-1
 Schedule III.  Real Estate and Accumulated Depreciation...............   S-2



         The calculation of the aggregate market value of the Common Stock of the Company held by non-affiliates is based on the assumption that non-affiliates do not include directors. Such assumption does not constitute an admission by the Company or any director that any director is an affiliate of the Company.

                                     PART I

     This report contains forward-looking statements as well as historical information. Forward-looking statements are identified by or are associated with such words as "intend," "believe," "estimate," "expect," "anticipate," "hopeful," "should" and similar expressions. They reflect management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results and are not guarantees of future performance. In particular, all statements relating to GTL plants using the Syntroleum Process are based on Syntroleum's experience in operating the pilot plant, laboratory data and numerous engineering feasibility studies and no assurance can be given that commercial-scale GTL plants using the Syntroleum Process will achieve similar results. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be met. These and other forward-looking statements are based on many assumptions and factors, all of which may not be detailed in this report. Any changes in the assumptions or factors could produce materially different results than those predicted and could impact stock values.

Item 1.  Business.

Overview.

         SLH Corporation (the "Company") was incorporated in Kansas on December 5, 1996. The Company is primarily engaged in promoting the development of Syntroleum Corporation, an Oklahoma corporation ("Syntroleum") that is 31% owned by the Company. Syntroleum is the developer and owner of a proprietary process (the "Syntroleum Process"). The Syntroleum Process is designed for use in the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene and naphtha and related nonfuel chemical feed stocks and lubricants ("gas to liquids" or "GTL"). The Company is also in the business of managing, developing and disposing of real estate and certain miscellaneous assets.

         These assets, together with the stock of Syntroleum, were acquired from Lab Holdings, Inc. ( formerly Seafield Capital Corporation). Concurrent with that acquisition Lab Holdings distributed to its stockholders on March 3, 1998, all of the outstanding shares of the Company's Common Stock and certain Preferred Share Purchase Rights in a transaction commonly referred to as a "spin-off" or "distribution" (the "Distribution"). The Distribution was effected pursuant to a Distribution Agreement (the "Distribution Agreement"), a Blanket Bill of Sale and Assumption Agreement (" the Assignment Agreement"), a Facilities Management and Interim Services Agreement ("Interim Services Agreement") and a Tax Sharing Agreement ("Tax Sharing Agreement"), copies of which are exhibits to this report. The Distribution is more particularly described in the Information Statement that was furnished to all stockholders on February 13, 1997 (the "Information Statement"), and the Company's related Registration Statement on Form 10 ("Form 10").

          The Syntroleum Process is a simplification of traditional GTL technologies aimed at substantially reducing both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. Syntroleum believes that the Syntroleum Process can be cost effective at GTL plants with throughput levels as low as 2,000 barrels per day ("Bbls/d") (based on energy prices experienced during recent years), and can be competitive with other GTL processes at any plant size. GTL plants can be designed to further refine the synthetic liquid hydrocarbons (or "synthetic crude oil") produced by the Syntroleum Process into liquid fuels such as diesel, kerosene and naphtha, or specialty products such as liquid normal paraffins, synthetic drilling fluid, synthetic lubricants, waxes and certain chemical feedstocks. Due to their relatively small footprint, Syntroleum believes that GTL plants using the Syntroleum Process can be built stand alone or placed on skids, barges and ocean-going vessels ("mobile GTL plants"), allowing these plants to be used at a variety of locations, including isolated and offshore areas. Although no commercial-scale GTL plant using the Syntroleum Process has yet been built, Syntroleum owns and operates a 2 Bbls/d pilot plant in Tulsa, Oklahoma where it has successfully demonstrated certain elements critical to the Syntroleum Process.

          Syntroleum is currently focusing on commercializing the Syntroleum Process by (i) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce

                                        4

synthetic crude oil and liquid fuels, (ii) establishing joint ventures with Texaco, Inc. ("Texaco"), Enron Capital & Trade Resources Corp. ("Enron") and other oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce fuels and specialty products and (iii) providing mobile GTL plants to customers on a contract basis through efforts with Brown & Root, Inc. ("Brown & Root") and others. To date, Syntroleum has entered into license agreements with Texaco, Atlantic Richfield Company ("ARCO"), Marathon Oil Company ("Marathon"), an affiliate of Yacimientos Petroliferos Fiscales, S.A. ("YPF"), Enron and Kerr-McGee Corporation ("Kerr-McGee"), and is currently in discussions with several other oil and gas companies with respect to additional license agreements and joint ventures to develop specialty product GTL plants. In summary, Syntroleum's strategy is to be a leading GTL technology provider to the oil and gas industry by broadly licensing the Syntroleum Process, to participate as an equity partner in specialty product GTL plants, to provide mobile GTL plants to customers on a contract basis and to continue to improve Syntroleum's technology with the participation of licensees and joint development partners.

          Syntroleum's major customers for licensing and contract GTL plants are expected to be energy companies worldwide with significant stranded natural gas reserves that cannot be economically marketed and are therefore generally shut-in, flared or reinjected. Syntroleum believes that these energy companies could significantly enhance the value of their reserves by using the Syntroleum Process to convert stranded natural gas to liquids that could be economically marketed. Syntroleum's major customers for specialty products are expected to include these energy companies, as well as a variety of manufacturing, chemical and refining companies.

          Because Syntroleum has not constructed and operated a commercial scale GTL plant, no assurances can be given that the Syntroleum Process will ultimately be commercially viable.

     The Company's real estate assets reflect the remaining assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. Real estate assets, as of December 31, 1997, consist of (i) the remaining inventory from a condominium development located in Santa Fe, New Mexico (comprising 9 completed homes that have been priced for sale between $375,000 and $600,000; "Quail Run"); (ii) a seven story parking garage in Reno, Nevada (the "Reno Parking Garage"); (iii) a 49.9% interest in a community shopping center in Gillette, Wyoming (the "Shopping Center Interest"); and (iv) undeveloped land in Houston, Texas (370 acres comprising the "Houston Project"), Corinth, Texas (9 acres comprising the "Corinth Tract") and the Kansas City metropolitan area (16 acres at the intersection of I-35 and 119th Streets, comprising the "Kansas City Tracts"). The total real estate inventory had an aggregate carrying value at December 31, 1997, of approximately $10.8 million. All of the real estate assets are held for sale except for the Houston Project that is being developed.

     The Company's miscellaneous assets at December 31, 1997, consisted of (i) a convertible preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology which had a carrying value of approximately $1 million, (ii) $39 million of cash, government securities and current receivables, and (iii) an investment in a privately held venture capital limited partnership which had a carrying value of $515,000 ("Miscellaneous Assets").

          The Company's majority owned significant subsidiaries consist of BMA Resources, Inc., a wholly owned Missouri corporation ("BMA Resources"), Scout Development Corporation ("Scout Development"), a wholly owned Missouri corporation, Scout Development Corporation of New Mexico ("Scout New Mexico"), a Missouri corporation wholly owned by Scout Development (with Scout Development and Scout New Mexico referred to collectively as "Scout"), and 529 Partners, Ltd. ("529 Partners"), a Texas limited partnership in which Scout Development owns a 75% equity interest. The Company owns a 31% interest in Syntroleum. The interest is held by BMA Resources. See Item 7 and Notes to Consolidated Financial Statements for additional information.

           The Company's principal executive offices are located at 5000 West 95th Street, Suite 260, Shawnee Mission, Kansas 66207, and its telephone number is (913) 652-1000.
                                        5

Syntroleum

           The Company owns 5,950,000 shares of the common stock of Syntroleum, which constitutes approximately 31% of Syntroleum's outstanding shares. The shares were acquired by the Company over a number of years for an aggregate of approximately $2.1 million. Syntroleum is a privately owned corporation that was founded in 1984 by Kenneth Agee. Mr. Agee is a chemical engineer who is the inventor of most of Syntroleum's proprietary technology. He is the Chairman and Chief Executive Officer and a principal stockholder of Syntroleum.

          The Syntroleum Process essentially involves two catalytic reactions-- the first reaction converts natural gas into synthesis gas ("syngas"). In the syngas reaction, natural gas consisting primarily of methane, is combined at high temperature with air and a small amount of steam, consisting primarily of oxygen and nitrogen, in a proprietary reactor utilizing a commercially available catalyst to form syngas. The resulting syngas consists primarily of carbon monoxide and hydrogen that is "diluted" with nitrogen. The second reaction converts the syngas into hydrocarbons through a catalytic reaction commonly referred to as the Fischer-Tropsch reaction. In the Fischer-Tropsch reaction, the syngas flows into a reactor containing a proprietary catalyst developed by Syntroleum. As the syngas passes over the catalyst, it is converted into hydrocarbons of various molecular weights, with by-product water and carbon dioxide also being produced. The hydrocarbons and water drain from the reactor vessel and are subsequently separated. Both reactions generate considerable amounts of heat. The nitrogen helps to remove a portion of the heat from the reactor and is ultimately vented into the atmosphere. The Syntroleum Process utilizes a portion of the excess heat energy to drive the compression necessary for the syngas and Fischer-Tropsch reactions, with any remaining surplus heat energy being dissipated or converted to electricity for commercial sale if circumstances permit. Energy integration is a key component of the capital efficiency of the Syntroleum Process and is the subject of several patent applications that Syntroleum has in process.

          The Syntroleum Process involves certain unique characteristics that differentiate it from competing processes developed or under development by a number of other companies. The Syntroleum Process utilizes air directly from the atmosphere for the syngas reaction while others utilize pure oxygen to create a syngas that is free of nitrogen. This difference significantly reduces costs and equipment to produce syngas in the Syntroleum Process. The Syntroleum Process also utilizes a proprietary catalyst developed by Syntroleum for use in the Fischer-Tropsch conversion reaction. In addition, the Syntroleum process incorporates other proprietary methods, a number of which are the subject of pending Syntroleum patent applications.


          Syntroleum's goal in developing this process has been to substantially reduce both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. Syntroleum believes that by reducing the complexity of the process it has achieved this goal and that plants utilizing the Syntroleum Process will be economic at relatively low levels of throughput (2,000 Bb1/day and higher) based on energy prices of between ($15 to $20 per Bbl for oil and $.50 per MMBtu for stranded natural gas in remote locations. Due to their relatively small footprint, Syntroleum believes that GTL plants using the Syntroleum Process can be built stand alone or placed on skids, barges and ocean-going vessels, allowing these plants to be used at a variety of locations, including isolated and offshore areas.

         Syntroleum completed construction of its first pilot plant in 1990, and the plant was successfully operated in 1990 and 1991. The proceeds of the Company's first significant investment in 1988 were used by Syntroleum in the construction of this pilot plant. Between 1991 and 1995, Syntroleum focused the majority of its research and development efforts on catalyst development for the Fischer-Tropsch reaction. The pilot plant was extensively modified in 1995 to test new catalysts and again in 1997 to test new reactor designs. Syntroleum's 2 Bb1/d pilot plant has successfully demonstrated certain elements critical to the Syntroleum Process. However, no commercial-scale GTL plant that uses the Syntroleum Process has yet been constructed.

         Syntroleum is currently focusing on commercializing the Syntroleum Process by (i) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels, (ii) establishing joint ventures with Texaco and other oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce fuels and specialty products and (iii) providing mobile GTL plants to customers on a contract basis through efforts with Brown & Root. However, there can be no assurance that licensees will construct any plants under their license agreements, that financing for mobile and specialty product GTL plants will be obtained by Syntroleum, that construction of any of these plants will be successfully completed, that any of these plants will be commercially successful, that these plants will be constructed or utilized on a cost-effective basis or that these plants will yield the same economics and results as those demonstrated on a pilot plant basis. Adverse energy prices and other operating conditions may negatively impact the economic application of GTL plants using the Syntroleum Process. In addition, certain improvements to the Syntroleum Process are under development and may not prove to be commercially applicable.

         Licensing Agreements. Syntroleum currently markets four types of license agreements: (i) master license agreements, (ii) regional license agreements, (iii) volume license agreements and (iv) site license agreements. Syntroleum's first license agreement was a master license agreement entered into with Texaco in September 1996. To date, Syntroleum has also entered into master license agreements with ARCO and Marathon, and has entered into volume license agreements with YPF, Enron and Kerr-McGee. Syntroleum has received an aggregate of $11 million as initial payments and rights to certain technologies under its existing agreements. Syntroleum intends to continue to market the Syntroleum Process for license primarily to major oil and gas companies with significant stranded natural gas reserves and is currently in negotiations with several companies.

     Specialty Product GTL Plants. All current licenses of the Syntroleum Process limit the licensee to the production of fuel products and prohibit the licensee from producing specialty products. Syntroleum intends to design and construct GTL plants that produce specialty products, such as synthetic lubricants, synthetic drilling fluid, waxes, solvents and certain chemical feedstocks. Syntroleum intends to own these plants through joint ventures and may retain significant equity interests in these joint ventures. In most cases, these specialty plants will require additional refining technologies and expertise to convert and separate synthetic crude oil into the desired products.

     In May 1997, Syntroleum formed Syntroleum/Sweetwater Company, L.L.C., ("Sweetwater LLC") through which Syntroleum intends to design and construct an 8,000 Bbl/d specialty product plant in Sweetwater County, Wyoming. In June 1997, the Company contributed $1.5 million in exchange for an interest in Sweetwater LLC (which is expected to be approximately 1% following expected additional equity contributions). Syntroleum has contributed a site license and $500,000 to Sweetwater LLC and plans, subject to the necessary capital being available, to make additional contributions that would result in the retention by Syntroleum of a majority interest in Sweetwater LLC. In January 1998, Enron contributed $1 million in exchange for a 4% interest in Sweetwater LLC, and agreed to contribute an additional approximately $14 million in exchange for an additional 7% interest in Sweetwater LLC upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for the plant and the execution of fixed price engineering and construction contracts. If financing is obtained, construction of the plant is scheduled to commence in 1999, and the plant is scheduled to be operational in

2001. Syntroleum is the managing member of Sweetwater LLC, but it may subcontract with a third party that would manage the operations of the plant. Syntroleum currently anticipates that this plant will produce lube oil, normal paraffins, drilling fluid and naphtha. Syntroleum also anticipates that Sweetwater LLC would enter into supply and offtake agreements with respect to this plant.

     In November 1997, Syntroleum, Texaco and Brown & Root entered into a project development agreement that provides for the development of a 2,500 Bbl/d GTL plant using the Syntroleum Process. The parties currently anticipate that the plant would use a hybrid, multi-phase (HMX) reactor currently under development by Syntroleum and Texaco. It is anticipated that Syntroleum, Texaco and Brown & Root would each initially own a 33-1/3% interest in a joint venture to be formed to own the plant and that Texaco would be the designated operator of the plant. However, the parties contemplate that additional interests would likely be sold to third parties, including existing or future licensees of Syntroleum, which would dilute such interests. Under the project development agreement, decisions with respect to the development of the plant, including expenses and additional equity participants, require unanimous approval of the parties. Although the agreement terminates on July 15, 1998, Syntroleum anticipates that the parties will, if necessary, extend the term of the project development agreement to allow sufficient time to execute definitive documents. However, no assurance can be given that this plant will ultimately be constructed.

          Syntroleum is also in discussions with several oil and gas companies and anticipates forming several joint ventures in order to finance and operate additional specialty product GTL plants. Syntroleum's plans for international plants will focus on partnering with companies who have low-cost gas reserves and/or have distribution networks in place for the specialty products to be produced in the plant.

          Syntroleum's major customers for licensing and contract GTL plants are expected to be energy companies worldwide with significant stranded natural gas reserves that cannot be economically marketed and are therefore generally shut-in, flared or reinjected. Syntroleum believes that these energy companies could significantly enhance the value of their reserves by using the Syntroleum Process to convert stranded natural gas to liquids that could be economically marketed. Syntroleum's major customers for specialty products are expected to include these energy companies, as well as a variety of manufacturing, chemical and refining companies.

     Research and Development. One of Syntroleum's strategies is to continue to lower the cost of its GTL technologies through research and development. Syntroleum's research and development. Syntroleum's research and development effort is being conducted in three primary areas: catalyst development; reactor design; and heat integration and power recovery. Currently, Syntroleum has ongoing joint development activities with Texaco, ARCO, Marathon, Catalytica Combustion Systems, Catalytica Advanced Technologies and AGC Manufacturing Services, Inc. Generally, Syntroleum acquires ownership or licensing rights to inventions or improvements to the Syntroleum Process resulting from these joint development efforts.

         Syntroleum Intellectual Property

         Syntroleum pursues protection of the Syntroleum Process primarily through trade secrets and patents. Syntroleum's policy is to seek, when appropriate, protection for its proprietary products and processes by filing patent applications in the United States and certain foreign countries, and to encourage or further the efforts of others who have licensed technology to Syntroleum to file such patent applications. It is also Syntroleum's policy to seek, when appropriate, a license under the patents of others, so that it can sell the products or use the processes covered by those patents in connection with its own technology.

         The following patents relating to the Syntroleum Process have been issued to Syntroleum: United States Patent No.4,833,170 which was issued May 23, 1989 entitled "Process Applications for the Production of Heavier Hydrocarbons from Gaseous Light Hydrocarbons" and No.4,973,453, which was issued November 27, 1990 and entitled "Apparatus for the Production of Heavier Hydrocarbons from Gaseous Light Hydrocarbons." In addition, Syntroleum has acquired United States Patent No. 5,593,569 which was issued January 14, 1997 entitled "Hydro-cracking Processes Using a Homogenous Catalysis System Comprising a Metal Halide Lewis Acid, a Bronsted Acid and an Alkane, as well as two pending patent applications. Subsequent patents related to the Syntroleum Process have been granted in Argentina, Australia, Canada, China, India, Malaysia, Mexico, Nigeria, Norway, Pakistan, the United Kingdom and Venezuela and an application in The Netherlands is currently pending.

         Syntroleum also has seven additional patent applications filed in the United States and approximately fifteen foreign applications based on one or more of them.

         In general, the patent position of Syntroleum involves complex legal, scientific and factual questions and is uncertain. There can be no assurance that any other patents will be granted with respect to any of Syntroleum's patent applications filed by Syntroleum or its licensors. Further, there can be no assurance that any patents issued or licensed to Syntroleum will provide commercial benefit to Syntroleum or will not be infringed, invalidated or circumvented by others.

         In addition to patent protection, Syntroleum also relies significantly on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborators, licensees, employees and consultants. There can be no assurance that these agreements will not be breached, that Syntroleum would have adequate remedies for any breach or that Syntroleum's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         Syntroleum has received federal trademark and service mark registrations for the name "Syntroleum" in the United States. Syntroleum also has pending United States trademark applications seeking protection for marks that will be used as brand names for Syntroleum products.

         Commercialization of Syntroleum's GTL technologies may give rise to claims that they infringe upon the patents or other proprietary rights of others. Many major oil and gas companies have an interest in protecting proprietary technologies in order to maintain their competitive advantage and may be particularly protective vis-a-vis competitors, such as Syntroleum, that have the ability to broadly license similar technologies to their competitors and erode their competitive advantage. As a result, no assurance can be given that one or more of such companies will not attempt to prevent Syntroleum from commercializing the Syntroleum Process by claiming infringement of new patents. Syntroleum may not become aware of such patents or rights until after it has made a substantial investment in the development and commercialization of the Syntroleum Process. Such other persons, companies or institutions could bring legal actions against Syntroleum, its partners or licensees, claiming damages and seeking an injunction that would prevent Syntroleum, its partners or licensees, from testing, marketing or commercializing the affecting technologies. If such action were successful, in addition to potential liability for damages, Syntroleum, its partners or licensees, could be required to obtain from a license in order to continue to test, market or commercializing the affected technologies. There can be no assurance that any such required license would be made available or, if available, would be available on acceptable terms, and syntroleum may be prevented entirely from testing, marketing or commercialize the affected technology by a company that intends to maintain its competitive advantage. Syntroleum may have to expend substantial resources in litigation, either in enforcing its patents, defending against the infringement claims of others, or both, and many possible claimants, such as major oil and gas companies, have significantly more resources to spend on such litigation. Syntroleum intends to vigorously enforce its patents and defend against the infringement claims of others. Syntroleum has conducted a limited review of existing patents, and believes that it is not infringing on the patents of others. However, Syntroleum has not conducted an exhaustive patent search.

         Syntroleum Employees

     Syntroleum had 42 employees at February 28, 1998, including 14 engineering and research personnel, five employees in business development and marketing, and seven employees in administration, legal and finance. None of Syntroleum's employees is represented by a labor union. Syntroleum has experienced no work stoppages and believes that its relations with its employees are excellent.

         Syntroleum Property

         Syntroleum owns a two barrel-per-day pilot plant located on two acres in Tulsa, Oklahoma. Syntroleum also leases 4,500 square feet of laboratory and office space and approximately 37,000 square feet of executive office space in Tulsa, Oklahoma. In addition, Syntroleum has entered into an agreement to acquire approximately 16,500 square feet of laboratory space and approximately 100 acres of property on which the laboratory is located. Syntroleum has also entered into a letter of intent with respect to the acquisition of 35 acres of land in Sweetwater County, Wyoming on which the Sweetwater Plant is planned to be constructed.

         Syntroleum Competition

         The development of GTL technology is highly competitive, and the Syntroleum Process is based on technology that has been used by several companies in synthetic fuel projects during the past 60 years. Given expensive alternatives and volumes of trapped natural gas reserves, a significant opportunity exists to anyone who can develop economic GTL technology. Syntroleum competes with several major integrated oil and gas companies and other companies having materially greater financial and other resources. These competitors have a greater ability to bear the economic risks inherent in the development of GTL technology. Several companies have developed GTL conversion technology, including Exxon, Shell and Sasol. Each of these companies has significantly more resources to spend on research and development of its technology and on funding construction and operation of commercial GTL plants. In addition, several small companies are developing competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology, including a recent program relating to the development of a ceramic membrane technology that could potentially lower the cost of producing oxygen needed to produce synthetic gas in competitive processes. There can be no assurance that these companies or the Department of Energy will not develop technologies that will be more commercially successful or accepted than Syntroleum's technology or that renders the Syntroleum Process obsolete.

         The market for natural gas is highly competitive in many areas of the world and may affect Syntroleum's business, operating results and financial condition. The conversion of natural gas to liquefied natural gas (LNG) will compete with GTL plants for use of natural gas as feedstocks in many locations. Local markets, power generation, ammonia, methanol and petrochemicals are alternative markets for natural gas which will also be competitive uses. Unlike Syntroleum, many of its competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as feedstocks for GTL plants may also depend on whether natural gas pipelines are located in the areas where such plants are located. New pipelines may need to be built in, or existing pipelines may need to be expanded into, areas where GTL plants are built, and this may affect the operating margins of such plants. The United States and Western Europe have well developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices is such that investments in GTL plants that produce fuels are unlikely to be economic in most circumstances. Other areas around the world that have developed local markets for gas may also have higher valued uses than GTL technology. In addition, the commercialization of the GTL technologies may have an adverse effect on the availability to GTL plants of natural gas at economic prices. The oil and gas industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial, individual and other consumers.

         Syntroleum Government Regulation

         Syntroleum will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, Syntroleum's GTL plants will be subject to the environmental and health and safety laws and regulations of any foreign countries in which such plants are to be located.

         Although Syntroleum does not believe that compliance with environmental and health and safety laws in connection with current Company operations will have a material adverse effect on Syntroleum, the future costs of complying with environmental laws and regulations and containing or remediating contamination cannot be predicted with certainty and there can be no assurance that material liabilities or costs related to environmental matters will not be incurred in the future or that such environmental liabilities or costs will not have a material adverse effect on Syntroleum's business, operating results and financial condition. Syntroleum does not currently carry environmental impairment liability insurance to protect it against such contingencies but may, in the future, seek to obtain such insurance in connection with its participation in the construction and execution of GTL plants if such coverage is available at reasonable cost and without unreasonably broad exclusions.

         Syntroleum Legal Proceedings

         Syntroleum is not a party to, nor is any of its property the subject of, any pending legal proceedings, which, in the opinion of management, are expected to have a material adverse effect on Syntroleum's consolidated results of operations or financial position.

         Syntroleum Common Stock.

         Syntroleum's outstanding capital stock consists of a single class of Common Stock, 18,993,950 shares of which were outstanding at March 30, 1998, and 747,434 shares of which were subject to outstanding employee and director stock options. There is no public market for the Syntroleum Common Stock, which is privately held by approximately 144 stockholders, a substantial number of which have entered into agreements which restrict the transfer of the stock.
 Transfers are not permitted except to certain affiliates and into in connection with sales to other third parties after the stock has first been offered to Syntroleum and then to the other Syntroleum stockholders.

         Syntroleum Financial Condition and Results of Operations.

         For summary information concerning Syntroleum's financial condition and results of operations see Note 4 to the Notes to Consolidated Financial Statements under Item 8.

         Syntroleum Management

         Kenneth L. Agee is the Chief Executive Officer and Chairman of the Board of Syntroleum. Mr. Kenneth L. Agee is the founder of Syntroleum and has served as the Chief Executive Officer of Syntroleum since February 1996 and Chairman of the Board of Syntroleum since November 1995. Prior thereto, he served as Syntroleum' s President and as a director of Syntroleum. He is a graduate of Oklahoma State University and is a licensed Professional Engineer in the State of Oklahoma. In addition, he has over 15 years of experience in the oil and gas industry and is listed as Inventor on two U.S. Patents and several foreign patents, all of which have been assigned to Syntroleum.

         Mark A. Agee is President, Chief Operating Officer and a director of Syntroleum. Mr. Mark A. Agee joined Syntroleum in January 1994 and has served as President and Chief Operating Officer of Syntroleum since February 1996. He has also served as a director of Syntroleum since March 1985. From 1989 to May 1993, he served as President, Chief Executive Officer and Director of Convergent Communications, a company which he founded in 1989. From 1981 to 1989, he served as President, Chief Executive Officer and a Director of XETA Corp., a computer company which he founded in 1981 and which became public in 1987. He holds a Bachelor's degree in Chemical Engineering from the University of Tulsa and is a licensed Professional Engineer in the State of Oklahoma.

         Eric Grimshaw is Vice President, General Counsel and Secretary of Syntroleum. Mr. Grimshaw joined Syntroleum in June 1997. Prior to joining
Syntroleum, Mr. Grimshaw was a partner with the law firm of Pray, Walker, Jackman, Williamson & Malar. Mr. Grimshaw received a B.A. degree from the University of Colorado and received his law degree from the University of Tulsa.

         Peter Snider is the Vice President of Sales for Syntroleum. He joined Syntroleum in January 1996. From 1979 to 1984, he served as Product Manager of Synthetic Waxes for Moore and Manger ("M&M"), Sasol's North American distribution company. From 1984 until 1989, he served as Director of Specialty Products for M&M and became Vice President and Director of Marketing in 1989. He joined C&C Petroleum and Chemicals Group in January 1991 as President and Chief Executive Officer. Mr. Snider has over 18 years of experience in the lubes, chemicals and wax business and has been a member of the board of the Adhesive and Sealants Council, one of the largest wax-consuming industries in the world, since 1996. He is also a graduate of the Taft School and the University of North Carolina.

         Randal M. Thompson is the Chief Financial Officer and Vice President of Syntroleum. Mr. Thompson joined Syntroleum in January 1997. From January 1994 through December 1996, he held various financial and marketing positions with Tenneco Energy Corporation, as vice president of strategic planning, marketing and business development. From 1983 through 1994, Mr. Thompson was employed by Atlantic Richfield Company and held management/analyst positions. Mr. Thompson holds a B.A. in Economics from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.

         Larry J Weick is Vice President of Business Development for Syntroleum. Mr. Weick joined Syntroleum in 1996 and has served as Vice President of Business Development since April 1997. From 1971 to 1982 he was a consultant in the natural gas and electric utility industry. From 1982 to 1993, he held several finance, planning and business development positions with Atlantic Richfield Company. He holds a B.S. in Electrical Engineering from the University of
Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University. Mr. Weick is also a Licensed Professional Engineer in both Nebraska and Texas.

         Charles A.Bayens joined Syntroleum in July 1997 as Business Development Manager and became Vice President of Engineering in December 1997. Prior to joining Syntroleum, Mr. Bayens was with Shell Oil Company from 1967-97 in various technical and business assignments. From 1991-97 he was President of Shell Synthetic Fuels, Inc. where he managed commercialization of Shell's $500 million suite of synfuels technologies. Concurrently, from 1991-194, he was also Manager, Technology Licensing, for Shell. Mr. Bayens holds a Ph.D. in Chemical Engineering from Johns Hopkins University.

         Alvin Albe has served as a director of Syntroleum since December 1988. Mr. Albe is currently the managing director of Trust Company of the West("TCW"), a capital management firm. Prior to joining TCW in 1991, Mr. Albe was President of Oakmont Corporation, a privately held corporation which administers and manages assets for several families and individuals. Mr. Albe was associated with Oakmont from 1982 to 1991. Before that, he was Manager of Accounting at McMoRan Oil and Gas Co., and a Certified Public Accountant with Arthur Andersen & Co. in New Orleans. Mr. Albe graduated from the University of New Orleans with a B.S. in Accounting. Mr. Able also serves as a director of TCW Americas Development, Inc.

         Frank M. Bumstead has served as a director of Syntroleum since May 1993. He has also served as the President of Flood, Bumstead, McCready & McCarthy, Inc., a financial and business management firm. Mr. Bumstead has served as Vice Chairman of the Board of Response Oncology, Inc., a health care services firm, since 1986. He has served as a director of First Union National Bank of Tennessee since 1996. He has also served as a director of American Retirement Corp. since 1995 and of TBA Entertainment, Inc. since 1991.

         P. Anthony Jacobs has served as a director of Syntroleum since November 1995. Mr. Jacobs has served as the Chairman of the Board of the Company since December 1996. Mr. Jacobs also serves as President and Chief Executive Officer of Lab Holdings, a company principally engaged in the laboratory testing business, a position he has held since December 1997. From 1990 to 1993, he served as Executive Vice President and Chief Operating Officer of Lab Holdings, and from May 1993 to December 1997, he also served as President and Chief Operating Officer of Lab Holdings. He also serves on the board of directors for Lab Holdings as well as the board of directors for Trenwick Group, Inc. and Response Oncology, Inc. Mr. Jacobs holds an M.B.A. from the University of Kansas and also is a Chartered Financial Analyst.

         Robert Rosene, Jr. has served as a director of Syntroleum since March 1985. In 1984, Mr. Rosene co-founded Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and Director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University.

         James R. Seward has served as a director of Syntroleum since November 1988. Mr. Seward has served as the President and Chief Executive Officer and a director of the Company since its inception in December 1996. From 1990 to September 1997, Mr. Seward served as Chief Financial Officer and a director of Lab Holdings, and from 1990 to May 1993 also served as Senior Vice President and from May 1993 to September 1997 served as Executive Vice President of Lab Holdings. He also serves as a Director of Response Technologies, Inc., LabOne, Inc. and Concorde Career Colleges. Mr. Seward holds an M.B.A. in Finance and a M.P.A. from the University of Kansas and is also a Chartered Financial Analyst.

         J. Edward Sheridan has served as a director of Syntroleum since November 1995. In 1985 he founded and is President of Sheridan Management Corporation, a company whose purpose is to provide support services to businesses in industries deemed critical to the globalized markets of the next century. Mr. Sheridan also holds an M.B.A. from Harvard University with an emphasis on Finance and International Operations.

         There are no family relations, of first cousin or closer, among Syntroleum's directors or executive officers, by blood, marriage or adoption, except that Mr. Kenneth L. Agee and Mr. Mark A. Agee are brothers.

Management and Disposition of Real Estate and Miscellaneous Assets

         Real estate assets are owned and operated by Scout. Scout was initially formed in 1990 to acquire, develop and manage improved and unimproved real estate as a means of investing assets of Lab Holdings' insurance business, which was then Lab Holdings' primary business. Scout has focused on the completion of all of its development projects and the disposition of its real estate assets in an orderly manner to maximize the value of each asset. By the end of 1997, the bulk of the undeveloped real estate assets had been disposed of and all real estate development activities had been concluded other than ongoing development of the 370 acre Houston Project.

     Real estate assets at December 31, 1997 primarily consist of (a) the remaining inventory from the Quail Run condominium development located in Santa Fe, New Mexico; (b) the seven story Reno Parking Garage in Reno, Nevada; (c) a 49.9% interest in a community shopping center in Gillette, Wyoming; and (d) undeveloped land in the Houston Project (370 acres), the Corinth Tract (9 acres) and the Kansas City Tracts (16 acres at the intersection of I-35 and 119th Streets). The total real estate inventory had an aggregate carrying value at December 31, 1997 of approximately $10.8 million. All of the real estate assets are held for sale other than the 370 acre Houston Project.

         The following table shows the carrying value of the inventory of the Company's real estate assets as of December 31, 1997:

                             REAL ESTATE INVENTORY

                                                            Carrying value as of
     Asset                              Location              December 31, 1997

Quail Run Residential Condominiums     Santa Fe New Mexico      $  3,177,000
The Reno Parking Garage                Reno, Nevada                2,738,000
The Houston Project                    Houston, Texas              2,424,000
The Corinth Tract                      Ft Worth, Texas                33,000
The Kansas City Tracts                 Olathe, Kansas              2,659,000
                                                                 -----------
                                                                  11,031,000
The Shopping Center Interest           Gillette, Wyoming            (220,000)
                                                                 -----------
         Total                                                  $ 10,811,000
                                                                 ===========

     The Quail Run residential condominium development consists of inventory remaining from real estate development projects commenced by Scout. The nine homes remaining at December 31, 1997 have been listed for sale at prices ranging from $375,000 to $600,000 and two were subject to contracts of sale at that date. The Company is actively involved in marketing these properties and had reduced the inventory to seven homes by March 1, 1998, with three homes subject to contracts of sale. The Company anticipates that the remaining inventory should be liquidated by the end of 1998.

     The Reno Parking Garage is a seven story 850-space parking garage located in downtown Reno, Nevada. Scout owns the building unencumbered except for a ground lease which expires on February 28, 2023 and which calls for annual lease payments in the amount of $294,000. The Reno Parking Garage contains a total of 144,500 square feet
                                       13

of leasable parking space. Parking revenue totaled approximately $591,000 or $695 per space or $4.09 per square foot in 1997. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1997 was $149,000 or $18.08 per square foot. In addition to basic rent, the retail tenant is responsible for its pro rata share of real estate taxes and insurance. During 1997, approximately $5,400 was collected from the retail tenant for taxes and insurance. Scout is presently actively marketing the property for sale.

     The Shopping Center Interest consists of a 49.9% joint venture interest in a retail shopping center containing approximately 163,000 square feet of net leasable area and 14 acres of undeveloped land in Gillette, Wyoming. At the end of 1997, the center was 86% occupied. Rental revenue totaled $801,000 for 1997. The average annual gross rental per occupied square foot was $5.62. In addition to rental revenue, tenants are responsible for their share of common area maintenance ("CAM"). During 1997, CAM collections from tenants totaled $112,000. The property is subject to industrial revenue refunding bonds in the amount of $6.1 million that are secured by a bank letter of credit and guaranteed by Scout. The letter of credit is secured by a $3.1 million Treasury Note that is pledged by the Company to the issuer of the letter of credit.

     Undeveloped land consists of an aggregate of approximately 395 acres, with 370 acres in Houston, Texas comprising the Houston Project, 16 acres near the intersection of 119th Street and Interstate 35 in the southern portion of the Kansas City metropolitan area comprising the Kansas City Tracts and approximately 9 acres in Corinth, Texas, comprising the Corinth Tract. The Company has conveyed the Houston Project to 529 Partners, in exchange for a $2.1 million note and a 75% interest in the partnership. 529 Partners intends to develop the property for residential and light commercial purposes. Recently, 529 Partners entered into a contract to sell 17 acres of the Houston Project for retail use for approximately $2.3 million. It is expected that the balance of the tract will be developed by 529 Partners for residential use. The Corinth Tract, is zoned for commercial use and is being actively marketed.

     The Kansas City Tracts consist of tracts aggregating approximately 16 acres near the intersection of Interstate Highway 35 and 119th Street in the
southwestern section of the Kansas City metro area. In January 1998, approximately 3 acres were sold for $800,000. As of March 1, 1998, 4 acres were under contract for sale for retail purposes for approximately $1.1 million. The remaining 9 acres, which is also zoned for retail purposes, is being actively marketed.

     The Company believes that the real estate properties are adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garage keepers legal liability, earthquake, flood, windstorm and hail.

     The Company also owns a convertible preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $1.0 million at December 31, 1997 and an investment in a privately held venture capital limited partnership having a carrying value at December 31, 1997, of $515,000. The

Company plans to liquidate all of these investments in an orderly manner to maximize their value to stockholders.

     Miscellaneous Contingent Interests and Liabilities. The Company and Scout are subject to certain contingent liabilities and rights which are mentioned below, none of which the Company believes to be materially adverse, individually or in the aggregate, with respect to its financial condition.

     The Company is the holder of a judgment against Skidmore, Owings & Merrill, et al in the approximate amount of $5.6 million, including interest. An appeal of the judgement is expected to be heard during the 2nd quarter of 1998.
See "Legal Proceedings" under Item 3.

     Under the Distribution Agreement, the Company assumed from Lab Holdings all contingent tax liabilities, and received all of Lab Holdings' rights to refunds, related to the 1986-1990 tax years of Lab Holdings, including any liabilities and refunds related to any issues raised by the IRS for the years 1986-1990 and whose resolution may extend to tax years beyond the 1990 tax year. The Company also assumed all of Lab Holdings' potential tax liabilities arising out of an audit by the state of California for the 1987-1989 taxable years. Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement will make it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. The Company believes that it has established adequate accruals for any additional liability that might arise from the filing of any amended state returns.

     The Company and Scout are subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. The Company believes that adequate accruals have been made for the contingent liabilities on the Company's financial statements and that none of these are deemed to be material, individually or in the aggregate.

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

     As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate as well as previously owned real estate. However, no such claims are presently pending and Scout has not suffered, and does not anticipate that it will suffer, a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of compliance with such environmental laws and regulations.

Company Employees

     The Company and Scout, but not including Syntroleum, employed nine full time and four part time individuals as of March 1, 1998, none of whom are covered by collective bargaining agreements. All of the Company's employees, other than three property maintenance employees of Scout, provide management, financial, accounting, tax, administrative and other services with respect to its assets. The Company believes that relations with its employees are good.

Regulation--Potential Future Application of the Investment Company Act of 1940

     Generally, and subject to certain exceptions, an issuer of securities is an "investment company" under the Investment Company Act of 1940 (the "1940 Act") if, among other criteria, it is engaged in or proposes to engage in the business of investing, owning, holding or trading of securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis (the "40% Test"). "Investment securities" for purposes of this definition, includes stock of non-majority owned companies, so the Company's holding of Syntroleum would be part of its investment securities. Although the value of the Company's investment securities as of December 31, 1997, appear to exceed 40% of the value of its total assets due to value attributable to the Syntroleum common stock held by the Company, the Company believes that it was not an investment company at that date due to the application of Rule 3a-1 adopted under the 1940 Act by the Securities and Exchange Commission (the "SEC").

     Under Rule 3a-1, an issuer generally will not be deemed to be an investment company under the 1940 Act if (a) no more than 45% of the value of the issuer's total assets (exclusive of government securities and cash items) consists of, and no more than 45% of the issuer's net income after taxes is derived from, investment securities (for the last four fiscal quarters combined). For purposes of this test, "investment securities" are securities other than (i) government securities, (ii) securities issued by certain employees' securities companies,
(iii) securities issued by majority owned subsidiaries of the issuer and (iv) securities issued by companies other than investment companies which are controlled primarily by the issuer and through which the issuer engages in a business other than that of investing, reinvesting, owning, holding or trading in securities (the "45% Test"). Under the 1940 Act an issuer is presumed to be in control of another company if it holds more than 25% of the voting stock of the company. The Company believes that Syntroleum is "primarily controlled" by the Company based on the amount of actual control exercised by the Company over Syntroleum's business and the amount of its ownership of voting stock in Syntroleum. Accordingly, the Company believes that its only assets as of December 31, 1997 that are investment securities for purposes of the 45% test are its limited partnership interests and investments in Norian and miscellaneous receivables which had a December 31, 1997 carrying value of approximately $1.7 million, and which the Board of Directors has valued on a "fair value" basis at approximately $1.5 million. Based on these values, the Company's Board believes that the value of those assets as of December 31, 1997, would be less than one percent of the Company's total assets as of that date, exclusive of government securities and cash items, and that the income from such assets and other investment securities held from March 3, 1997 until December 31, 1997, was approximately 26% of the Company's net income after taxes. Based on current estimates, the Company also believes that it will satisfy the 45% Test through the end of 1998.

     Nevertheless, if the Company's percentage ownership interest in Syntroleum should drop below 25% or if the amount of the Company's Miscellaneous Assets and other securities that do not fall within the exclusion should become greater than 45% of the Company's total assets (other than government securities and cash) or if the income derived from such securities exceeds 45% of the Company's net income after taxes, and if the Company can not meet the 40% Test, then the Company could become subject to regulation by the SEC under the 1940 Act, which regulation could significantly and adversely affect the Company's activities. Syntroleum has been considering a public or private offering of its common stock as a means of raising capital for the construction of plants and other developmental activities. Such an offering could dilute the Company's ownership of Syntroleum below the 25% level. Accordingly, no assurance can be given that it will continue to meet the 45% Test.

     If the Company fails to meet the requirements of the 40% and 45% Tests, it may nevertheless avoid regulation under the 1940 Act if it meets the requirements of another SEC rule applicable to "transient" investment companies. Under this rule, a company will not, for a period of one year, be deemed an investment company, even though it fails the test under the 45% Rule, if it has a bona fide intent to be engaged primarily, and as soon as reasonably possible (and in any event by the end of the one-year period), in a non-investment company business or, under an SEC statement respecting the rule, a bona fide intent to liquidate within such period of time. The transient investment company rule is frequently relied on by companies which have received a substantial amount of cash through a sale of significant assets or through a securities offering; they typically need time to expand their business or to start up or acquire a new operating business.

     Under the transient investment company rule, a company's intent to engage primarily in a non-investment company business must be evidenced by appropriate resolutions of its board of directors and by its business activities. Although the Company is not currently relying on the transient investment company rule, the Company's Board of Directors has adopted a resolution evidencing its intent to engage primarily in a non-investment company business.

Item 2.  Properties.

      The Company's headquarters occupy approximately 3,400 square feet of leased space in a building at 5000 West 95th street, Shawnee Mission, Kansas. The term of this lease expires on April 30, 2000. Owned real estate is described under "Management and Disposition of Real Estate Assets."

Item 3.   Legal Proceedings.

     Under the Distribution Agreement and Assignment Agreement, the Company has assumed the rights and obligations of Lab Holdings with respect to the legal matters described below.

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

Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings; the Court of Appeals and remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of the Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.6 million as of December 31, 1997. In 1997, the defendants appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgement pending the outcome of the appeal. The Company expects the appeal to be heard during the second quarter of 1998, with a final decision by the end of 1998.

     Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the "Revenue Agent's Reports") from the Internal Revenue Service (the "IRS") with respect to its 1986- 1990 federal income taxes. These notices claimed total federal income taxes due for the entire five year period in the approximate net amount of $13,867,000, plus interest. However, Lab Holdings also had claims against the IRS for refunds relating to a $27 million loss claimed for 1990 on a sale of a real estate partnership interest which the IRS claimed had not occurred in 1990. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years entitling the Company to a net refund of $5.5 million. This refund, which is primarily due to the Company's real estate operations, resulted in a $5.1 million increase in the Company's net income for 1997.

     California Tax Issues. The Company also assumed Lab Holdings' rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in 1998.

      Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement will make it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. The Company believes that it has established adequate accruals for any additional liability that might arise from the filing of any amended state returns.

     Claims Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The claim was settled in 1998 with payment of the settlement being made by the Company's insurance carrier.

     Scout has pending against it warranty claims by the purchasers of a home in Florida and the purchasers of a home in the Quail Run development in Santa Fe, New Mexico, neither of which are deemed material to the financial condition of the Company. During 1997, the Company entered into a global settlement of claims by the homeowners' association of the Company's real estate development in Quail Run. Pursuant to that settlement, the Company was released from future claims with respect to the common elements and limited common elements of the development.

Item 4.  Submissions of Matters to a Vote of Security Holders.

     No matters have been submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholders Matters.

     The Common Stock of the Company has been traded on the National Market System of The NASDAQ Stock Market under the symbol SLHO since July 29, 1997. Prior to that it traded over-the-counter through the OTC Bulletin Board and NQB Pink Sheets.

     The table below reflects the high and low sales prices of the Company's Common Stock for each quarter during the year ended December 31, 1997. Trading in the first quarter of 1997 did not commence until February 24, 1997. Cash dividends have not been paid since inception. The information has been adjusted for a three-for-one stock split on July 21, 1997 and a two-for-one stock split on February 9, 1998 (the "1997 and 1998 stock splits").

                                                            Sales Price
                                                   High                    Low
     Year Ended December 31, 1997:
         First Quarter.....................     $  5.16                    2.66*
         Second Quarter....................       13.29                    5.00
         Third Quarter.....................       29.87                   12.08
         Fourth Quarter....................       36.50                   23.87
     ------------------
         *       Reflects  when  issued  trading  prior  to  the  March  3, 1997
                      Distribution Date.

         At March 9, 1998, there were approximately 1,582 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data.

     The following table sets forth a summary of selected historical financial data for the Company. The historical financial information presented reflects periods during which the Company did not exist but rather reflects the financial information of Lab Holdings' businesses and assets transferred to the Company on March 3, 1997, in connection with the Distribution as well as related liabilities assumed by the Company. The historical financial information presented may not necessarily be indicative of the results of operations or financial condition that would have been obtained if the Company had been a separate, independent company during the periods shown. Neither should the information be deemed to be indicative of the Company's future performance. The financial information should be read in conjunction with the Financial
Statements and the notes thereto. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

                                         Years ended December 31,
                                ------------------------------------------
                          1997        1996         1995         1994       1993
                          ----        ----         ----         ----       ----
                                         (in thousands)

Statement of Operations
  Data
Real estate sales..... $ 16,557      15,606      10,485        10,932    16,297
Real estate rentals
  and other............     786         759       1,001         1,059     1,173
                      ----------------------------------------------------------
  Total Revenues...... $ 17,343      16,365      11,486        11,991    17,470
                      ==========================================================
Cumulative effect of
  change in accounting
  principle (1)....... $     --      (1,400)         --            --        --
Net earnings (loss)...    9,093      (5,598)    (11,232)       (6,545)    4,166)

Balance Sheet Data
Current assets........ $ 39,517       5,529       4,432         3,707     6,006
Real estate held for
  sale................    6,791      24,202      35,073        40,998    39,047
Real estate under
  development.........    2,267          --          --            --        --
Investment securities.    1,530       4,718       5,136         6,161     6,624
Investment in oil and gas
  partnerships and
  interests...........       --       3,526       5,255         6,703     8,543
Total assets..........   53,169      38,474      51,638        64,627    70,155
Current liabilities...    2,039       2,165         365           239     2,150
Long-term debt .......       21          --       1,289         2,689     1,153
Stockholders' equity .   51,051          --          --            --        --
Combined equity.......       --      35,813      49,686        61,147    66,438

(1) Adoption of statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Introductory remarks about results of operations

     On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of the Company, on the basis of one share of common stock of the Company for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to the Distribution Agreement, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to the Company. The net assets distributed to the Company totaled approximately $48 million.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when the Company's assets were owned by Lab Holdings and operated as part of Lab Holdings. It should be read in conjunction with Items 1 and 6 and the Notes to Consolidated Financial Statements.

     Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, an 82% ownership of LabOne, Inc.

1997 Compared to 1996

     Real estate revenues in 1997 were $17.3 million compared with $16.4 million in 1996. The real estate sales revenues in 1997 include the sale of 28 residential units and lots in Florida, New Mexico and Texas totaling $13.5 million, and 752 acres of land in Texas totaling $3.1 million. In 1996, the real estate sales revenue included the sale of 40 residential units in Florida and New Mexico totaling $14.8 million; 20 acres of land in Oklahoma for $275,000 and
1.5 acres of land in Kansas for $580,000. Real estate rental and other revenues increased slightly from $759,000 in 1996 to $786,000 in 1997, primarily reflecting easements and forfeited deposits on real estate property.

     At the end of 1997, real estate holdings include residential land, undeveloped land, single-family housing, and commercial structures (all of which are listed for sale, except the Houston Project which is being developed) located in the following states: Kansas, Nevada, New Mexico, Texas and Wyoming. The total acreage consisted of approximately 395 acres and approximately 40 lots or units for sale. Real estate operations have been influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico. The recent substantial reduction in inventory will influence future period to period comparisons.

     Cost of the real estate sales in 1997 totaled $16.6 million, compared with a cost of approximately $15.3 million in 1996, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $2.4 million in 1997, compared with $2.7 million in 1996. The decrease is attributable to a reduction in expenses associated with the completion of the residential projects and the inventory reductions.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was implemented effective January 1, 1996. Adoption of SFAS No. 121 resulted in an impairment loss on real estate held for sale of $1.4 million which is included in the accompanying statement of operations for 1996 as the cumulative effect of a change in accounting principle. This impairment loss resulted primarily from discounting expected future cash flows in estimating fair values less cost to sell of certain real estate properties.

     Net impairment losses of $706,000 in 1997 and $1.1 million in 1996 were recorded on real estate held for sale. The impairment losses resulted from changes in estimated expected future cash flows and sales prices on certain properties based on appraisals and other current market conditions.

     General and administrative expenses totaled $1.9 million in 1997 as compared to $1.6 million in 1996. General and administrative expenses in 1997 include an estimate of $250,000 for overhead operating costs in January and February of 1997, expenses of an executive stock performance based bonus program and other expenses associated with the move of the Company's office in 1997. The 1996 general and administrative expenses in the statements of operations included a $1.5 million estimate of Lab Holdings' actual costs.

     The above factors produced a loss from operations of $4.3 million in both 1997 and 1996.

     Investment income totaled $6.6 million in 1997, as compared with $401,000 in 1996. Investment income for 1997 consists of the sales of Watson Pharmaceuticals, Inc. ("Watson") common stock by Lab Holdings before the Distribution and by the Company following the Distribution and the sale of other marketable common stocks and interest earned on invested cash. The Watson shares were received as a result of a venture investment in Oclassen Pharmaceuticals,

Inc. which was acquired by Watson. The Watson sales resulted in a gain of approximately $4.4 million during 1997. Investment income for 1996 primarily reflects cash received in excess of basis from two venture capital funds.

     Interest expense increased to $570,000 in 1997 from $107,000 in 1996 primarily due to interest costs associated with tax issues.

     Equity in affiliates' operations produced a loss of $350,000 in 1997, compared with a loss of $1.2 million in 1996. During 1997, the oil and gas partnership interests were sold. The Company's share of these partnerships' 1997 losses prior to the sale totaled $143,000 while the Company's share of the partnerships' losses for 1996 were $291,000. Equity in Syntroleum's operations resulted in a loss of $251,000 in 1997 and a loss of $811,000 in 1996. The 1997 loss was limited as the Company's investment in Syntroleum was reduced to zero. Syntroleum is expected to incur losses until it demonstrates the commercial viability of its proprietary technology. The real estate joint venture had earnings of $43,000 in 1997 compared to a loss of $115,000 in 1996. See Item 1 and Notes to Consolidated Financial Statements for additional information.

     Equity in earnings of venture capital investment funds totaled $207,000 in 1997 and $890,000 in 1996. These funds invested in development stage companies which caused earnings to be subject to significant variations.

     The $1.8 million gain on sale of affiliates in 1997 reflects the Company's sale of its oil and gas partnership interests. The $632,000 of other income in 1997 consists of receipts on receivables from the formerly owned Tenenbaum & Associates, Inc. ("Tenenbaum") net of costs associated with the Company's move to a new location in 1997. The $159,000 of other income in 1996 consists of receipts on Tenenbaum receivables. All future Tenenbaum receipts, if any, will be recognized as earnings since all costs have been recovered on this asset that has been accounted for on the cost recovery method.

     Net tax benefits of $5 million were recorded in 1997 as compared with a tax expense of $56,000 in 1996. The 1997 results reflect the resolution of certain tax refund issues and the Company's negotiated tax settlement with the Internal Revenue Service relating to tax years of 1986 through 1990, which refund has been approved by Congress' Joint Committee on Taxation. The Company expects to receive a federal refund in 1998 of approximately $5.5 million, net of interest costs. The agreement with the IRS will require the filing of amended state income tax returns during 1998 for the tax years 1986 through 1990. A liability of $750,000 was established in the financial statements for state payments that may result from the filing of the amended state returns. The federal and state valuation allowances decreased by approximately $2.7 million during 1997 and increased by approximately $2.6 million during 1996. See Note 8 to Consolidated Financial Statements for additional information.

     The net earnings in 1997 of $9.1 million and a net loss of $5.6 million in 1996 reflect the above results of operations.

1996 Compared to 1995

     Real estate revenues in 1996 were $16.4 million compared with $11.5 million in 1995. The real estate sales revenues in 1996 include the sale of 40 residential units in Florida and New Mexico totaling $14.8 million; 20 acres of land in Oklahoma for $275,000 and 1.5 acres of land in Kansas for $580,000. In 1995, the real estate sales revenue included the sale of 29 residential units or lots in Florida, Missouri, New Mexico and Texas totaling $7.9 million and 302 acres of land in Kansas and Texas totaling $2.6 million. Real estate rental and other revenues decreased from $1 million in 1995 to $759,000 in 1996, reflecting sales of rental property and an approximate 15% decrease in rentals at the Reno Parking Garage.

     At the end of 1996, real estate holdings include residential land, undeveloped land, single-family housing and commercial structures (all of which are listed for sale) located in the following states: Florida, Kansas, Nevada, New Mexico, Texas and Wyoming. The total acreage consisted of approximately 1,160 acres and approximately 68 lots or units for sale. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

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

     Adoption of SFAS No. 121 resulted in an impairment loss on real estate held for sale of $1.4 million which is included in the accompanying statement of operations for 1996 as the cumulative effect of a change in accounting principle. This impairment loss resulted primarily from discounting expected future cash flows in estimating fair values less costs to sell certain real estate properties.

     An additional $1.1 million net impairment loss on real estate held for sale was recorded in 1996. This impairment loss resulted from changes in estimated expected future cash flows based primarily on lower than expected sales prices on certain properties based on appraisals and other current market conditions.

     General and administrative expenses in the statements of operations include a $1.5 million estimate in both 1996 and 1995 of Lab Holdings' actual costs. Management estimated that the Company would incur approximately $1.5 million of expenses annually when the Company operated on a stand alone basis.

     The above factors produced a loss from operations of $4.3 million in 1996, compared with $12.2 million in 1995.

     Investment income in 1996 increased to $401,000 from $278,000 in 1995. The 1996 income primarily reflects cash received in excess of basis from two venture capital funds while 1995 income consists of interest on notes receivable from the sale of real estate.

     Interest expense decreased to $107,000 in 1996 from $189,000 in 1995 reflecting retirement of a real estate note payable in 1995.

     Equity in affiliates' operations produced a loss of $1.2 million in 1996, compared with a loss of $267,000 in 1995. During 1996, the oil and gas operations produced a loss of $291,000, as compared to a $70,000 loss in 1995, reflecting variances in operating results. Equity in Syntroleum's operations resulted in a loss of $811,000 in 1996 and a loss of $139,000 in 1995. A real estate joint venture had a loss of $115,000 in 1996 compared to a loss of $58,000 in 1995.

     Equity in earnings of venture capital investment funds totaled $890,000 in 1996 while 1995 produced a loss of $249,000. These funds invested in development stage companies which cause earnings to be subject to significant variations.

     The $159,000 of other income in 1996 consists of cash received during the fourth quarter in excess of the $800,000 of Tenenbaum assets at September 30, 1996. The 1995 gain on sale of affiliates reflects the Company's net gain of $111,000 on the sale of a partnership interest in a commercial property in Colorado.

     Tax expense of $56,000 was recorded in 1996 compared with tax benefits of $1.3 million in 1995. Because the Company is a party to a tax sharing agreement with other Lab Holdings entities, some tax benefits were recorded in 1995 for utilization of the Company's losses by Lab Holdings. Valuation allowances of $2.6 million in 1996 and $3.7 million in 1995 were provided for the tax benefits because utilization within the Lab Holdings group was not expected.
See Note 8 to Consolidated Financial Statements for additional information.

     The net loss in 1996 of $5.6 million and $11.2 million in 1995 reflect the above results of operations.

Liquidity and Capital Resources

     Prior to September 30, 1996, the Company's liquidity was provided by Lab Holdings. However, as provided in the Distribution Agreement, Lab Holdings transferred to the Company on March 3, 1997, cash of $6.9 million and approximately $3.1 million of short-term investments (consisting of a U.S. Treasury Note which is pledged to a bank for a real estate letter of credit). Additionally, cash generated from operations and the sale of the Company's assets from October 1, 1996 to March 3, 1997 totaling $9.6 million, was transferred to the Company as provided in the Distribution Agreement. The $3.9 million of cash and cash equivalents in the December 31, 1996 balance sheet represents the net cash generated by the Company during the fourth quarter of 1996 and was included in the transferred cash.

     At December 31, 1997, the Company had available approximately $32 million in cash and short-term investments. The Company expects to receive a federal income tax net refund of approximately $5.5 million in early 1998. Current assets totaled approximately $39.5 million while current liabilities totaled $2 million. Changes in assets and liabilities on the balance sheet resulted primarily from reductions in the real estate portfolio, sale of the oil and gas interests, the IRS settlement agreement and the initial capitalization of the Company during 1997.

     Cash provided by operations in 1997 totaled $11 million, as compared to $8.9 million in 1996. The increase in funds provided primarily reflects earnings reported in 1997 of $9.1 million, a loss of $5.6 million in 1996 and changes in tax assets resulting from the IRS settlement agreement. Cash provided by real estate operations (sales less notes received, net of additions) was approximately $12 million in 1997, as compared with $11.1 million in 1996.

     Cash used by investing activities was $1.4 million in 1997 primarily reflecting a $1.5 million equity investment in Syntroleum's proposed plant to be located in Sweetwater County, Wyoming (the "Sweetwater Plant"), purchases of investments available for sale exceeding sales of investments by $5.9 million and $5.1 million from the sales of the oil and gas partnership interests. The $3.4 million of cash provided by investing activities in 1996 primarily reflects distributions from venture capital investment funds and from affiliates.

     Cash provided by financing activities was $6.3 million in 1997 primarily representing the Company's capitalization by Lab Holdings, payment of long-term debt and the net issuance of the Company's common stock pursuant to the Company's stock option plan. In 1996, the Company's net cash used by financing activities of $8.4 million primarily represented the net cash transferred to Lab Holdings from the Company's sale of real estate assets.

     Debt associated with real estate totaled $21,000 at December 31, 1997, down from $1.2 million at December 31, 1996. A $1.2 million note payable was paid off at maturity in December 1997. The Company is obligated under recourse debt (with an unpaid balance of $6.2 million) of an affiliate which is accounted for on the equity method. The Company's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury Note transferred to the Company at the Distribution Date. See Notes to Consolidated Financial Statements for additional information.

     The 1997 results reflect Congress' Joint Committee on Taxation recent approval of tax refund issues included in the Company's negotiated tax settlement with the Internal Revenue Service relating to tax years of 1986 through 1990. The Company expects to receive a federal refund of approximately $5.5 million net of an interest expense amount which will be finalized in early 1998. The settlement will require the filing of amended state income tax returns during 1998 for the tax years 1986 through 1990. A liability of $750,000 is reflected in the Company's 1997 financial statements for potential state payments that may result from the filing of the amended state returns.

     Management anticipates that future additions to property, plant and equipment will be minimal. The Company estimates that construction and disposal costs to complete real estate projects in development will be approximately $2 million. The Company is actively addressing Year 2000 computer concerns and will upgrade one computer system. Management expects that the total cost for Year 2000 compliance should be approximately $15,000.

Subsequent Events

     The Company's $1.5 million equity investment in the Sweetwater Plant allowed for the commencement of certain engineering and permitting efforts on the plant. In February 1998, Syntroleum announced the signing of definitive agreements with a capital investor to fund an additional $1 million for detailed engineering, land purchase and other development costs. Subject to certain conditions, the capital investor committed an additional $14.5 million for a minority ownership interest in the plant.

     The Company's Board of Directors declared a two for one split of the Company's common stock effective February 9, 1998. As a result of the split, which was effected as a stock dividend, each stockholder of record on February 2, 1998 received one additional share of common stock for each share of common stock held of record on that date.

     On  February  17,  1998,  the  Company   announced  that   Syntroleum  will
participate in funding Catalytica Advanced Technologies' research project to develop an advanced process for directly converting natural gas into liquid fuels, such as methanol and gasoline.

     A contract has been signed for the sale of the commercial part of the Houston project for approximately $2.3 million.

Recently Issued Accounting Standards

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". The adoption of this standard did not have any significant impact on the Company's reported earnings per share.

     Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" has been implemented for the year ended December 31, 1997. The adoption of this standard did not have any significant impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This standard requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

     No other recently issued accounting standards presently exist which will require adoption in future periods.

Item 8.  Financial Statements and Supplementary Data.

                        Index to Financial Statements


                                                                           Page

     Report of Independent Auditors with Respect to SLH Corporation.......  26

     SLH Corporation Consolidated Balance Sheets as of December 31, 1997
        and 1996..........................................................  27

     SLH Corporation Consolidated Statements of Operations for the years ended December 31, 1997,  1996 and 1995...........................  29

     SLH Corporation Statement of Consolidated Equity.....................  30

     SLH Corporation  Consolidated Statements of Cash Flows for the years ended December 31, 1997,  1996 and 1995..........................  31

     Notes to SLH Corporation Consolidated Financial Statements...........  32

                           Independent Auditors' Report


The Board of Directors and Stockholders
SLH Corporation:

We have audited the accompanying consolidated balance sheets of SLH and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management, Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SLH Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 S/KPMG PEAT MARWICK LLP

                                                 KPMG PEAT MARWICK LLP


Kansas City, Missouri
February 20, 1998

                         SLH CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets


                                                                December 31,
                                                           1997            1996
                                                           --------------------
                                                               (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents........................ $  20,054          3,925
     Short-term investments...........................    11,992             --
     Accounts and notes receivable....................       146             33
     Real estate under contract.......................     1,973          1,223
     Current income taxes.............................     5,109             --
     Other current assets.............................       243            348
                                                       -------------------------
        Total current assets .........................    39,517          5,529

Real estate held for sale.............................     6,791         24,202
Real estate under development.........................     2,267             --
Investment securities ................................     1,530          4,718
Investment in affiliates:
     Oil and gas partnerships.........................        --          3,526
     Other   .........................................     1,280           (116)
Property, plant and equipment.........................        83            425
Notes receivable .....................................     1,680             --
Intangible assets.....................................        --            113
Deferred income taxes.................................        --             73
Other assets..........................................        21              4
                                                       -------------------------
     Total Assets..................................... $  53,169         38,474
                                                       =========================

                       SLH CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                December 31,
                                                           1997            1996
                                                           ---------------------
                                                               (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................ $     150             289
     Interest payable ...............................     1,479              --
     Notes payable ..................................        --           1,194
     Other current liabilities ......................       410             682
                                                       -------------------------
        Total current liabilities....................     2,039           2,165
Notes payable........................................        21              --
Deferred income taxes ...............................        --             183
Other liabilities ...................................        12             313
                                                       -------------------------
     Total liabilities...............................     2,072           2,661
                                                       -------------------------
Minority interests ..................................        46              --
                                                       -------------------------

Stockholders' equity:
     Preferred stock of $.01 par value with $100
        liquidation preference.  Authorized
        1,000,000 shares; none issued ...............        --
Common stock of $.01 par value.  Authorized
     30,000,000 shares; issued 9,902,588 shares .....        99
Paid-in capital....................................      45,438
Net unrealized gains on marketable equity securities.        81
Retained earnings....................................     5,433
                                                       -------------------------
     Total stockholders' equity .....................    51,051
                                                       -------------------------
Combined equity.....................................                     35,813
                                                       -------------------------
Commitments and contingencies.......................   -------------------------
Total Liabilities and Stockholders' Equity.......... $   53,169          38,474
                                                       =========================

See accompanying notes to consolidated financial statements.

                       SLH CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations

                                                    Year Ended December 31,
                                               1997          1996         1995
                                               --------------------------------
                                                        (in thousands)
REVENUES
    Real estate sales....................  $  16,557        15,606       10,485
    Real estate rentals and other........        786           759        1,001
                                              ----------------------------------
       Total revenues....................     17,343        16,365       11,486

COSTS AND EXPENSES
    Real Estate:
       Cost of sales.....................     16,566        15,250       10,984
       Operating expense.................      2,428         2,733        3,217
       Provision for loss on real estate.
         held for sale, net..............        706         1,069        7,901
       General and administrative........      1,937         1,581        1,564
                                              ----------------------------------
Loss from operations ....................     (4,294)       (4,268)     (12,180)
    Investment income - net..............      6,642           401          278
    Equity in net loss of affiliates.....       (350)       (1,217)        (267)
    Equity in net earnings (loss) of
      venture capital investment funds...        207           890         (249)
    Interest expense.....................       (570)         (107)        (189)
    Gain on sale of affiliates...........      1,795            --          111
    Other income.........................        632           159           --
                                              ----------------------------------
Earnings (loss) before income taxes......      4,062        (4,142)     (12,496)
                                              ----------------------------------
    Taxes on income (benefits):
       Current...........................     (5,100)           11       (1,225)
       Deferred..........................         73            45          (39)
                                              ----------------------------------
       Total ............................     (5,027)           56       (1,264)
                                              ----------------------------------
Earnings (loss) before minority interests.     9,089        (4,198)     (11,232)
    Minority interests....................        (4)           --           --
                                              ----------------------------------
Earnings (loss) before cumulative effect
    of change in accounting principle.....     9,093        (4,198)     (11,232)
Cumulative effect of change in
    accounting principle..................        --        (1,400)          --
                                              ----------------------------------
NET EARNINGS (LOSS)....................... $   9,093        (5,598)     (11,232)
                                              ==================================

Earnings per share--basic................. $     .92
Earnings per share--diluted............... $     .84

See accompanying notes to consolidated financial statements.

                          SLH CORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity


                                                                Period Ended
                                                             December 31, 1997
                                                             -----------------
                                                               (in thousands)
Common stock:
   Capitalization on February 28, 1997.....................         $     16
   Stock split effected in the form of a dividend..........               82
   Issuance of 84,466 shares pursuant to stock option plan.                1
                                                                --------------
     Balance, end of year...................................              99
                                                                -------------

Paid-in capital:
   Capitalization on February 28, 1997......................          47,947
   Exercise of stock options................................          (2,509)
                                                                -------------
     Balance, end of year...................................          45,438
                                                                -------------

Net unrealized gains on marketable equity securities:
   Change during the period.................................              81
                                                                -------------
     Balance, end of year...................................              81
                                                                -------------

Retained earnings:
   Net earnings.............................................           5,515
   Stock split effected in the form of a dividend...........             (82)
                                                                -------------
   Balance, end of year.....................................           5,433
                                                                -------------

Stockholders' Equity........................................       $  51,051
                                                                =============

See accompanying notes to consolidated financial statements.

                        SLH CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                                    Year Ended December 31,
                                               1997          1996         1995
                                               --------------------------------
                                                        (in thousands)
OPERATING ACTIVITIES
Net earnings (loss)..........................$ 9,093       (5,598)      (11,232)
Adjustments to reconcile net earnings
    (loss) to net cash provided (used)  by
       operations:
       Cumulative effect of change in
       accounting principle..................     --        1,400            --
    Depreciation and amortization............    106          374           582
    Losses applicable to minority interests..     (4)          --            --
    Equity in net loss of affiliates.........    350        1,217           267
    Equity in net (earnings) loss of
       venture capital investment funds......   (207)        (890)          249
    Gain on sale of oil and gas partnerships. (1,795)          --            --
    Gain on sale of affiliates  .............     --           --          (111)
    Provision for loss on sale of real estate
       held for sale ........................    706        1,069         7,901
    Sales of real estate .................... 15,042       12,773         9,890
    Collections of notes receivable from
       sales of real estate..................    100           14         4,132
    Increase in notes receivable from sales
       of real estate........................ (1,780)          --            --
    Additions to real estate held for sale... (1,157)      (1,726)      (12,637)
    Additions to real estate under
       development...........................   (196)          --            --
    Change in short-term trading portfolio,
       net................................... (3,498)          --            --
    Change in accounts receivable............   (113)          22           352
    Change in accounts payable...............   (140)         174             8
    Decrease (increase) in deposits..........   (225)         225            --
    Income taxes and other................... (5,094)        (201)          566
                                              ----------------------------------
    Net cash provided (used) by operations .. 11,188        8,853           (33)
                                              ----------------------------------

INVESTING ACTIVITIES
Investments in affiliates ................... (1,500)         (44)       (1,000)
Distributions from affiliates ...............     36        1,383         1,447
Distributions from venture capital investment
    funds  ..................................    896        1,308           776
Purchase of investments available  for sale..(13,650)          --            --
Sale of investments available for sale  .....  7,738           --            --
Additions to property, plant and  equipment,
    net .....................................    (89)         (27)          (21)
Sale of oil and gas partnerships.............  5,142           --            --
Proceeds from sale of affiliates.............     --           --           425
Other     ...................................     50          822            35
                                              ----------------------------------
  Net cash provided (used) by  investing
    activities............................... (1,377)       3,442         1,662
                                              ----------------------------------

FINANCING ACTIVITIES
Proceeds from long-term debt  ...............     41           --            --
Payments of principal on long-term debt...... (1,215)         (95)       (1,400)
Capitalization by Lab Holdings, Inc.......... 10,000           --            --
Net issuance of stock pursuant to  stock
    option plan.............................. (2,508)          --            --
Net transactions with Lab Holdings, Inc. ....     --       (8,275)         (229)
                                              ----------------------------------
  Net cash provided (used) by financing
    activities...............................  6,318       (8,370)       (1,629)
                                              ----------------------------------
Net change in cash and cash equivalents ..... 16,129        3,925            --
Cash and cash equivalents--beginning of year.  3,925           --            --
                                              ----------------------------------
Cash and cash equivalents--end of year ......$20,054        3,925            --
                                              ==================================

    Supplemental disclosures of cash flow information: Cash paid (received) during the year for:
       Interest..............................$   109          107           189
                                              ==================================
       Income taxes, net ....................$   769           12        (1,224)
                                              ==================================
     See accompanying notes to consolidated financial statements.

SLH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     Pursuant to a Distribution Agreement between SLH Corporation (SLH or the Company) and Lab Holdings, Inc. (Lab Holdings), the former parent company of SLH, Lab Holdings transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The net amount transferred to SLH totaled approximately $48 million. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Lab Holdings' historical cost. All stock of SLH was then distributed to the shareholders of Lab Holdings (the Distribution) on March 3, 1997. Lab Holdings was formerly known as Seafield Capital Corporation and changed its name to Lab Holdings in October 1997.

     The accompanying consolidated statement of operations and statement of cash flows for the twelve month period ending December 31, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Lab Holdings.

     The accompanying combined balance sheet as of December 31, 1996 and the combined statements of operations and combined statements of cash flows for the twelve month periods ended December 31, 1996 and 1995 present the financial position, results of operations and cash flows of the business, assets and liabilities comprising the Transfer Assets and Transfer Liabilities which relate directly to the businesses transferred.

     The accompanying consolidated financial statements include the accounts of SLH and all majority-owned subsidiaries and joint ventures. Investments in affiliated companies of 20% to 50% in which SLH does not have a controlling interest are accounted for by the equity method. All significant intercompany transactions have been eliminated in consolidation. Certain 1996 and 1995 amounts have been reclassified for comparative purposes with no effect on net earnings.

     The Company is primarily engaged in promoting the development of Syntroleum Corporation, an Oklahoma corporation (Syntroleum) that is 31% owned by the Company. Syntroleum is the developer and owner of a proprietary process (the Syntroleum(R) Process) designed for use in the conversion of natural gas into synthetic liquid hydrocarbons (gas to liquids or GTL). The Company is also in the business of managing, developing and disposing of Real Estate and certain miscellaneous assets which, together with the stock of Syntroleum, were acquired from Lab Holdings.

     The financial information included herein may not necessarily be indicative of the financial position and results of operations of the Company in the future or reflect what these amounts would have been if it had been a separate, stand-alone entity during the periods presented.

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

     Significant assumptions include estimates of fair value less cost to sell assets to be disposed of, principally real estate properties. Management utilizes a variety of sources in estimating fair values including recent sales of comparable assets, internal appraisals based on current market conditions, discounted cash flows, and, to a lesser extent, independent appraisals. Significant assumptions used in discounting cash flows include the amount and timing of expected cash flows and the discount rate. Management estimates the amount and timing of cash flows as described above. Discount rates estimated to be commensurate with the risk involved for individual properties are selected based on current economic conditions and industry practices. The amounts the Company will ultimately realize could materially differ from the carrying amounts in the accompanying balance sheets.

     General and administrative expenses have been included in the 1996 and 1995 statements of operations based on management's estimate of what expenses would have been incurred had the Company operated on a stand alone basis. Estimated general and administrative expenses included in the statements of operations were approximately $250,000 for January and February 1997 and $1.5 million for each of the years ended December 31, 1996 and 1995.

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

     During 1995, the Company made a provision for loss on real estate held for sale of $7.9 million. The provisions resulted from changes in net realizable value based upon management's analysis of recent sales transactions and other current market conditions.

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

     Additional net impairment losses on real estate held for sale of $706,000 and $1.1 million were recorded in 1997 and 1996, respectively. These impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on appraisals and other current market conditions.

Short-Term Investments

     Short-term investments consist of US Treasury securities, debt obligations of US Government Agencies and equity securities. The classification of debt and equity securities as trading, available for sale or held to maturity is made at the time of purchase. Trading securities are stated at fair value and unrealized holding gains and losses are included in income. Marketable equity securities and all debt securities which are classified as available for sale are stated at market value, with unrealized gains and losses, if any, excluded from earnings and reported in a separate component of stockholders' equity. Securities which the Company has the intent and ability to hold to maturity are stated at amortized cost.

Investment Securities

     Investment securities consisting of stock investments of two privately-held corporations (representing 2% ownership in 1997 and 1996 and 5% ownership in 1996) are accounted for at cost. Investment in limited partnership interests in privately-held venture capital funds (representing 4%, 9% and 8% ownership) are accounted for using the equity method. Fair values are not readily determinable; however, management believes the estimated fair value of each investment exceeds its carrying value. See Note 10 for additional information about fair values of financial instruments.

Property, Plant and Equipment

     Property, plant and equipment is recorded at cost with depreciation provided over the useful lives. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the results of operations.

Oil and Gas Investments

     Prior to 1997, investments in oil and gas partnerships were accounted for using the equity method as they were less than 50% owned and the Company was a noncontrolling investor. The Company used the full cost method of accounting for oil and gas properties. Under this method, all costs incurred in acquisition and development were capitalized. Depletion was computed on the units of production method based on all proven reserves. All general operating costs were expensed as incurred. During 1997, the Company sold its interests in these oil and gas partnerships.

Intangible Assets

     Goodwill is recorded at acquisition as the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over periods up to twenty years. Goodwill is presented net of accumulated amortization of $286,000, $277,000 and $195,000 at December 31, 1997, 1996 and
1995, respectively. On a periodic basis, the Company estimates the fair value of the business to which goodwill relates in order to ensure that the carrying value of goodwill has not been impaired. During 1997, the goodwill was fully amortized.

Income Taxes

     Income taxes are accounted for as if the Company filed separate tax returns pursuant to tax sharing agreements among its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". The adoption of this standard did not have any significant impact on the Company's reported earnings per share.

     Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per shares is computed using the weighted average number of common shares and dilutive stock options. All share and per share amounts presented in the financial statements reflect the two for one common stock split that was effective on February 9, 1998.

Recently issued Accounting Standards

     Statement  of  Financial   Accounting  Standards  No.  129  "Disclosure  of
Information  about Capital  Structure" has been  implemented  for the year ended

December 31, 1997. The adoption of this standard did not have any significant impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This standard requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. Retroactive application will be required. The adoption of this standard is not expected to have any significant impact on the Company's financial position or results of operations.

     No other recently issued accounting standards presently exist which will require adoption in future periods.

NOTE 2 - REAL ESTATE HELD FOR SALE AND REAL ESTATE UNDER DEVELOPMENT

A summary of real estate held for sale follows:
                                                               December 31,
                                                          1997            1996
                                                          ---------------------
                                                              (In thousands)

Land investments/developments.......................... $ 3,480          26,658
                                                        -----------------------
Commercial building
     Gross amount......................................   5,296           5,296
     Less accumulated depreciation    .................   1,293           1,293
                                                        -----------------------
                                                          4,003           4,003
                                                        -----------------------
Residential developments
     Gross amount:    Land     ........................     204           1,940
                      Buildings/improvements ..........  12,780          24,259
                                                        -----------------------
                                                         12,984          26,199
                                                        -----------------------
                                                         20,467          56,860
Less valuation allowance for write-downs...............  10,543          28,966
Less valuation allowance for impairments...............   1,160           2,469
                                                        -----------------------
                                                          8,764          25,425
     Less real estate under contract         ..........   1,973           1,223
                                                        -----------------------
              Net real estate.......................... $ 6,791          24,202
                                                        =======================

Real estate under development consists of land being developed with a joint venture partner.

A summary of real estate revenues follows (dollars in thousands):


                                           Year Ended December 31
                                 -----------------------------------------
                                 1997              1996               1995
                                 -----------------------------------------
                                       Units/            Units/           Units/
                             Amounts   Acres   Amounts   Acres   Amounts  Acres
                             ---------------------------------------------------
Real estate sales:
     Condominiums and homes.$ 13,487     28     14,751     40     7,348     24
     Improved lots..........      --     --         --     --       546      5
     Undeveloped land.......   3,070    752        855     21.5   2,591    302
                              ------            ------           ------
     Total real estate sales. 16,557            15,606           10,485
                              ------            ------           ------

Real estate rentals and other:
     Lease revenue..........     149               134              134
     Commercial parking
        operations..........     591               595              744
     Other..................      46                30              123
                                  --                --              ---
     Total real estate rentals
        and other...........     786               759             1,001
        Total real estate    -------           -------           -------
          revenues.......... $17,343           $16,365           $11,486
                             =======           =======           =======


NOTE 3 - INVESTMENT IN OIL AND GAS PARTNERSHIPS AND INTERESTS

                  The Company's interests in four oil and gas general partnerships were sold during 1997 for $5.1 million. The oil and gas partnerships represented 36% and 40% interests in general partnerships. These partnerships were accounted for on the equity method as they were less than 50% owned and the Company was a noncontrolling investor. Prior to 1996, the Company also had investments in oil and gas working interests.

                  Equity in operations of oil and gas partnerships were generally recorded based on periods ended within one month of the Company's accounting period. Shown below is unaudited financial information for the oil and gas investments:

                                 5 Months Ended       Year Ended December 31
                                   May 31, 1997       1996               1995
                                 -----------------------------------------------
Results of Operations                            (in thousands)
---------------------
   Oil and gas revenue               $ 2,038          7,731             6,344
   Net loss                             (202)          (797)             (647)
   The Company's equity in net loss     (143)          (291)              (70)

         Cash  distributions   received  from  the  partnerships  were  $36,000,
$1,382,000 and $1,348,000 in 1997, 1996 and 1995, respectively.
                                       36
NOTE 4 - INVESTMENT IN OTHER AFFILIATES

         The Company's 31% investment in Syntroleum Corporation (Syntroleum) is accounted for on the equity method. During 1997, the Company's investment in Syntroleum was reduced to zero as the result of Syntroleum's cumulative losses.

         Syntroleum is the developer and owner of a patented process and several related proprietary technologies (Syntroleum Process) for the conversion of natural gas into synthetic liquid hydrocarbons which can be further processed into fuels such as diesel, kerosene (used by jet aircraft) and naphtha and related non-fuel chemical feedstocks and lubricants. Sale of the Company's common shares of Syntroleum is subject to certain restrictions pursuant to shareholder agreements which require that a selling shareholder first offer the shares to be sold to Syntroleum and if Syntroleum does not accept the offer, then to the other Syntroleum shareholders.

Summarized financial information derived from Syntroleum audited financial statements is shown below.
                                                     Year Ended December 31,
                                                 1997         1996         1995
                                                 ------------------------------
                                                         (in thousands)
         Results of Operations
         Revenue............................ $  2,007          616           45
         Net loss...........................   (9,612)      (1,937)      (1,146)
         The Company's equity in net loss...     (251)        (811)        (139)

                                                              December 31,
                                                        1997             1996
                                                        ----------------------
                                                              (in thousands)
         Financial Position
         Current assets                                 10,622            $888
         Other assets                                    1,469             664
                                                        -----------------------
              Total assets                              12,091           1,552
                                                        -----------------------
         Current liabilities                               776             287
         Deferred revenue                               11,000              --
         Other liabilities                                  60              --
         Long-term borrowing                                --           1,000
                                                        -----------------------
              Total liabilities                         11,836           1,287
                                                        -----------------------
         Minority interest                               1,497              --
                                                        -----------------------
         The Company's investment in Syntroleum             --             147

Total investment in Syntroleum is presented on the balance sheets as follows:

                                                              December 31,
                                                        1997             1996
                                                        -----------------------
                                                             (in thousands)

     Investment in affiliate                         $      --             147
     Intangible asset - goodwill, net                       --             113
                                                        -----------------------
         Total                                       $      --             260
                                                        =======================
   The Company has a $1.5 million equity investment in Syntroleum-Sweetwater LLC, a subsidiary of Syntroleum. The Company acquired an initial 6% interest in the Sweetwater subsidiary which will be diluted to approximately 1% after financing by additional equity investors. The Sweetwater subsidiary plans to commence construction of a commercial
                                       37
plant during 1998. The Company's investment in Sweetwater allowed for the commencement of certain engineering and permitting efforts for the plant.

   The Company is a 49.9% partner in a general partnership which owns a shopping center. Prior to September 1995, the Company was also a 49.9% partner in a general partnership which owned a commercial building. These partnerships are accounted for on the equity method. Summarized unaudited financial information for these partnerships is shown below.

                                                            Year Ended
                                                           December 31,
                                                     1997       1996      1995
                                                     --------------------------
                                                          (in thousands)
Results of Operations
Revenue                                          $    913        816       764
Net earnings (loss)                                    86       (207)     (160)
The Company's equity in
  net earnings (loss) of affiliates                    44       (115)      (58)

                                                               December 31,
                                                           1997           1996
                                                          ---------------------
                                                              (in thousands)
Financial Position

Current assets                                         $    726            367
Real estate                                               4,909          5,190
Other assets                                                191            205
                                                          ---------------------
  Total assets                                            5,826          5,762

Short-term borrowings                                       165             --
Other current liabilities                                    98            121
Long-term borrowings                                      6,005          6,170
                                                          ---------------------
  Total liabilities                                       6,268          6,291
                                                          ---------------------
The Company's investment in
  real estate affiliates                                   (220)          (263)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT AND ACCOUNTS AND NOTES RECEIVABLE A summary of property, plant and equipment follows:

                                             Rate of            December 31,
                                           Depreciation     1997         1996
                                           -----------------------------------
                                                       (in thousands)
            Property, plant and equipment     20%-33%      $ 320         2,580
            Less accumulated depreciation                    237         2,155
                                                            -------------------
                                                          $   83           425
                                                            ===================
                                       38
A summary of accounts and notes receivable follows:

                                                                December 31,
                                                            1997         1996
                                                            -------------------
                                                               (in thousands)
                  Accounts receivable                     $  146            33

                  Notes receivable:
                      16% note receivable, secured
                          by real estate, final maturity
                                in January 2000            1,425            --
                      12% note receivable, secured
                                by real estate, final
                                maturity in June 2000        255            --
                                                           --------------------
                                                           1,826            33
                                  Less current portion       146            33
                                                           --------------------
                                                          $1,680            --
                                                           ====================
         The 16% note receivable was issued in conjunction with the sale of land in 1997 (see Note 6). The note requires quarterly payments of interest only and a lump sum payment of any outstanding principal on January 15, 2000. In addition, certain prepayment charges may be assessed if principal payments are made prior to the maturity date.

         The 12% note receivable was issued upon the sale of land in 1997. The note requires quarterly payments of interest only, and all outstanding principal is due June 20, 2000. The note may be prepaid without penalty.

NOTE 6 - NOTES PAYABLE

Notes payable are as follows:
                                                              December 31,
                                                         1997             1996
                                                         ---------------------
                                                             (in thousands)
                  16% unsecured note,
                    final maturity in January 2000     $  21               --

                  8.625% loan, secured by real estate,
                    final maturity in December 1997       --            1,194
                                                       ------------------------
                                                       $  21            1,194
                                                       ========================

     The 16% note represents a portion of the real estate commission due a broker arising from a land sale. Principal and interest is payable only when like payments of principal and interest are received under a note receivable (See Note 5) issued in conjunction with the 1997 sale of land.

     The 8.625% loan required semiannual payments of interest only and a lump sum payment of any outstanding principal on December 31, 1997. The loan was paid off at maturity.

     The Company is obligated under recourse debt (with an unpaid balance of $6,170,000 at December 31, 1997) of an affiliate accounted for on the equity method (see Note 4). The Company's obligation on this recourse debt is secured by a $3.1 million U.S. Treasury note transferred to the Company as part of the Distribution and is included in Short- Term Investments in the accompanying balance sheet at December 31, 1997.

NOTE 7 - OTHER ASSETS AND LIABILITIES

The components of other current assets, other current liabilities and other liabilities follow:

                                                              December 31
                                                          1997            1996
                                                         ----------------------
                                                             (in thousands)
Other Current Assets
Prepaid expenses                                     $     132             238
Restricted cash                                            111             110
                                                         ----------------------
       Total                                         $     243             348
                                                         ======================

Other Current Liabilities
Accrued property tax                                 $     124             150
Deposits                                                    10             235
Accrued rent expense                                       250             250
Other                                                       26              47
                                                         ----------------------
  Total                                              $     410             682
                                                         ======================

Other Liabilities
Deferred income                                      $      --              59
Accrued rent expense                                        12             250
Other                                                       --               4
                                                         ----------------------
  Total                                              $      12             313
                                                         ======================

NOTE 8 - INCOME TAXES
The real estate assets, energy assets, and other miscellaneous assets of the Company were acquired from Lab Holdings, and were included in Lab Holdings' consolidated U.S. federal income tax returns through the distribution date. For the pre-distribution periods, the income tax provisions and tax liabilities have been calculated as if the Company had filed separate returns, utilizing a tax sharing agreement with Lab Holdings. The Company files a consolidated federal income tax return for taxable years beginning after the Distribution Date. During 1997, the Company generated approximately $5.7 million in current capital losses that exceeded capital gains and generated a net operating loss of approximately $11.4 million. These losses are carried forward through the year 2002 and the year 2012, respectively. Future realization of these tax assets or any existing deductible temporary differences or carry- forwards ultimately depend on sufficient taxable income of the appropriate character occurring within the carryover period. When it becomes more likely than not that a deferred tax asset will not be realized, a valuation allowance is accrued against that deferred tax asset.
The components of the provision (benefit) for income taxes on income from the Company are as follows:
                                                     Year ended December 31,
                                                  1997        1996        1995
                                                  ----------------------------
                                                          (in thousands)
         Current:
            Federal                          $   (5,850)       --       (1,234)
            State                                   750        11            9
                                                  ----------------------------
                                                 (5,100)       11       (1,225)
                                                  ----------------------------
         Deferred:
            Federal                                  --        --           --
            State                                    73        45          (39)
                                                  -----------------------------
                                                     73        45          (39)
                                                  -----------------------------
                                             $   (5,027)       56       (1,264)
                                                  =============================
The reconciliation of income tax computed at federal statutory tax rates to income tax expense is as follows:
                                                     Year ended December 31,
                                                  1997        1996       1995
                                                  ---------------------------
                                                         (in thousands)
Computed expected tax expense (benefit)        $ 1,381      (1,408)     (4,249)
State income taxes, net of federal benefit
   and changes in state valuation allowances       543          37         (20)
Goodwill amortization                                3          28          20
Tax benefits not available for subsidiary losses    85         276          47
Increase in federal taxes due to
   valuation allowances                             --       1,333       2,845
Other, net                                          29        (210)         93
Pretax income not included in SLH tax return    (1,218)         --          --
Resolution of IRS dispute                       (5,850)         --          --
                                                 ------------------------------
Actual income tax expense (benefit)            $(5,027)         56      (1,264)
                                                 ==============================
Effective tax rates                              (124%)       (1%)          10%

The significant components of deferred income tax assets and liabilities are as follows:
                                                                Year ended
                                                                December 31,
                                                           1997           1996
                                                           -------------------
                                                               (in thousands)
Current deferred income tax assets(liabilities):
Excess book expense accruals                            $   347            782
State income tax deficiency and interest                     --            661
IRS interest accrual                                        145             19
Other, net                                                  (53)            --
                                                         ---------------------
Gross current deferred income tax assets                    439          1,462
Current valuation allowance                                (439)        (1,462)
                                                         ---------------------
Net current deferred income tax assets                       --             --

Non-current deferred income tax assets (liabilities):
Excess book expense accruals                                 --            176
Excess book partnership expenses                            268            273
Excess book oil and gas expenses                             --            519
Real estate valuation allowances and other basis
  differences                                             2,436          7,618
Excess book depreciation and amortization                   (19)            82
Other, net                                                  (34)            92
Capital loss carryforwards, federal and state             2,842            337
Federal net operating loss carryforwards                  3,881          1,100
Federal audit adjustment carryback                           --            535
State net operating loss carryforwards                    2,702          2,954
                                                         ---------------------
Gross non-current deferred income tax assets             12,076         13,686
Valuation allowance for non-current deferred
  income tax assets                                     (12,076)       (13,796)
                                                         ---------------------
  Net non-current deferred income tax assets
  (liabilities)                                              --           (110)
                                                         ---------------------
Net deferred income tax assets (liabilities)          $      --           (110)
                                                         =====================
Presented on the balance sheet as:
  Deferred income tax asset                           $      --             73
  Deferred income tax liability                              --           (183)
                                                         ---------------------
                                                      $      --           (110)
                                                         =====================

     Included in SLH, on a historical basis, are deferred income tax liabilities that had been accrued for potential Internal Revenue Service (IRS) audit adjustments to Lab Holdings' 1986-1990 federal income tax years. During early 1998, the tentative settlement reached during 1997 was ratified by the Joint Committee on Taxation. The result of this agreement will be a refund of federal income tax of approximately $5.8 million before interest of $350,000 which is included in Interest Payable on the December 31, 1997 balance sheet.

     The accruals for the IRS audit adjustment were as follows for the year ended December 31, 1996 (in thousands).

     Deferred income tax liability for IRS adjustments              $(7,782)
     Deferred income tax asset for 1990 loss carryback                7,599
                                                                   ---------
     Net deferred tax liability for IRS adjustments                $   (183)
                                                                   =========

     The federal and state valuation allowances decreased during 1997 by approximately $2,743,000 and increased during 1996 by approximately $2,643,000. The federal and state valuation allowances as of January 1, 1996 were $12,615,000.

NOTE 9 - LEASE COMMITMENTS

    Office space, equipment, land and buildings are leased under various, noncancelable leases that expire over the next several years. Rental expense, including an allocation of Lab Holdings' lease expense, was $500,000, $371,000 and $372,000 for 1997, 1996 and 1995, respectively.

    Total future minimum lease payments under these agreements as of December 31, 1997 are as follows:
                                                        Year       Amount
                                                        ----       ------
                                                               (in thousands)

                                                        1998       $   406
                                                        1999           379
                                                        2000           321
                                                        2001           294
                                                        2002           294
                                                        Thereafter   5,924

    Included above is annual rent for the ground lease on a parking garage in Reno, Nevada of $294,000. The lease agreement provides for increases every five years based on the Consumer Price Index and expires in 2023.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments are summarized as follows:

                                   December 31, 1997         December 31, 1996
                                 Carrying    Estimated     Carrying   Estimated
                                  Amount    Fair Value     Amount    Fair Value
                                 ----------------------------------------------
                                               (in thousands)
    Cash equivalents            $ 20,054      20,054         3,925      3,925
    Short-term investments        11,992      11,992            --         --
    Accounts receivable              146         146            33         33
    Investment securities-not
      practical to estimate
      fair value                   1,530          --         4,718         --
    Notes receivable               1,680       1,680            --         --
    Notes payable                     21          21         1,194      1,012

    The fair value of the short-term investments and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable and notes payable were calculated by discounting scheduled cash flows using estimated market discount rates.

    At December 31, 1997, the Company owned an equity investment in a privately held venture capital limited partnership having a carrying value of approximately $515,000; and a preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $1 million. At December 31, 1996 the Company owned (a) three equity investments in privately held venture capital limited partnerships having an aggregate carrying value of $1.2 million, (b) a common stock interest in Oclassen Pharmaceuticals, Inc., a privately owned pharmaceutical manufacturer, which had a carrying value of $2.5 million and (c) a preferred stock interest in Norian Corporation with a carrying value of approximately $1 million. Investment in these closely-held enterprises was made on a principal-to-principal basis at negotiated values. Therefore, it is not practical to estimate fair value for these investments at December 31, 1997 and 1996.

    On February 27, 1997, Watson Pharmaceuticals, Inc., a publicly traded company, merged with Oclassen Pharmaceuticals which converted the Company's Oclassen stock into 184,878 shares of Watson. During 1997, the Company sold its investment in Watson for proceeds of $6.9 million and a gain of approximately $4.4 million.

NOTE 11 - EARNINGS PER SHARE

There were no adjustments to the income available to common stockholders used in the computation of diluted earnings per share. The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation.

                                                                  1997
                                                               ---------
  Weighted average common shares                               9,790,864
  Employee stock options                                       1,190,890
                                                               ---------
  Weighted average common shares and
    common share equivalents                                  10,981,754
                                                              ==========


   All share and per share amounts in the accompanying financial statements reflect the two for one common stock split that was effective on February 9, 1998. Earnings per share are not presented for 1996 and 1995 because the Company did not become public until March 3, 1997.


NOTE 12 - INVESTMENT SECURITIES

    A summary of investment securities information relating to quoted market values and holding gains and losses at December 31, 1997 is in the following table.

                                               Amount at
                                                 Which
                             Amortized  Market  Shown in  Unrealized  Unrealized
                                Cost    Value   Balance     Holding    Holding
                                                 Sheet       Gains      Losses
                             --------------------------------------------------
                                             (In thousands)
Available for Sale
  US Treasury Securities     $  5,273   5,354    5,354         81          --
                             ===================================================

Held to Maturity
  US Treasury Note           $  3,140   3,140    3,140         --          --
                             ===================================================

The US Treasury Note will mature in 1998.

    Information about proceeds from sales of available for sale securities and the gross realized gains and losses on those sales for the year ended December 31, 1997 is summarized in the following table. Cost is determined by specific identification for computing realized gains and losses.

                                                               (In thousands)
              Proceeds                                            $   7,738
                                                                  =========
                   Gross realized gains                           $   4,396
                                                                  =========
                   Gross realized losses                          $      --
                                                                  =========

    Trading securities consist of United States government agency securities and totaled approximately $3.5 million at December 31, 1997. The change in net unrealized holding gains and losses on trading securities that has been included in operations is a gain $6,000 for the year ended December 31, 1997.

NOTE 13 - RELATED PARTY TRANSACTIONS

    The Company has entered into an agreement with Lab Holdings whereby the Company will provide accounting and administrative services and record storage space for Lab Holdings. Under this agreement, Lab Holdings pays $75,000 annually for these services and storage space.

    During the year, the Company sold certain common stock holdings in its trading portfolio for total proceeds of approximately $1.2 million. At the same time, Lab Holdings purchased an identical number of shares of these securities. These sales were accomplished through stock brokers at market rates.

NOTE 14 - STOCK OPTIONS

         The Company has a Stock Option Plan which provides for the granting of non-qualified stock options for not more than 1,560,000 shares of the Company's common stock. The Company granted these stock options at their fair market value on the March 3, 1997 Distribution Date. All options have ten year terms and become exercisable in equal installments as follows: one fourth on March 3, 1997, and one-fourth on each of the first, second and third anniversary dates of the grant.

         The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (FAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

         A summary of the status of the Company's stock option plan as of December 31, 1997 and changes during the year then ended is presented below:

                                                    Weighted        Options
                                       Number of    Average         Exercisable
                                       Shares       Exercise Price  at Year-end
--------------------------------------------------------------------------------

Granted                                1,560,000      3.1917
Exercised                               (292,798)     3.1917
                                       ---------

Outstanding December 31, 1997          1,267,202      3.1917           97,202
                                       =========


The following table summarizes information about stock options at December 31, 1997.

         Options outstanding                            Options Exercisable
--------------------------------------------     ------------------------------
                        Weighted
                        Average     Weighted                        Weighted
                        Remaining   Average                         Average
Exercise  Number        Contractual Exercise     Number             Exercise
Price     Outstanding   Life (yrs)  Price        Exercisable        Price
--------------------------------------------     ------------------------------
$3.1917    1,267,202      9.17      $3.1917         97,202          $3.1917

The weighted average per share fair value of stock options granted during 1997 was $.64 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0% (SLH is prohibited from paying dividends for at least two years in accordance with the Distribution Agreement), risk-free interest rate of 5.5%, expected volatility factor of 25.4% and an expected life of 2.3 years.
                                       45

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's 1997 net earnings would have been reduced by approximately $530,000. Basic and diluted earnings per share would each have been reduced by $.05.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized 1997 quarterly financial data is as follows:

                                     Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                          1997       1997       1997       1997
--------------------------------------------------------------------------------
                                      (In thousands except per share amounts)
Revenues                         $    4,214      7,186       4,654      1,289
                                      ==========================================
Net earnings                     $    2,176        926       1,018      4,973
                                      ==========================================

Earnings Per share:
  Basic                          $      .22        .10         .10        .50
  Diluted                        $      .21        .09         .09        .45
Stock prices:
  High                           $     5.165     13.295      29.875     36.500
  Low                            $     2.660*     5.000      12.080     23.875


     *Reflects when issued trading prior to the March 3, 1997 Distribution Date.

                                     Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,
Quarter Ended                          1996       1996       1996       1996
--------------------------------------------------------------------------------
                                      (In thousands except per share amounts)
Revenues                         $    4,969      3,615      4,793      2,988
Net loss                         $   (1,940)    (1,427)    (1,536)     ( 695)

1997 quarterly earnings per share and stock prices have been adjusted to reflect the two for one common stock split effective on February 9, 1998. Quarterly earnings per share amounts may not add to the annual earnings per share amounts due to the effect of common stock equivalents.

The first quarter 1997 and all 1996 revenues and earnings include amounts when the Transfer Assets and Transfer Liabilities were owned and operated by Lab Holdings.

Earnings per share and stock prices are not presented for 1996 because the Company did not become public until March 3, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Directors and Officers

         The directors and executive officers of the Company are as follows:

Name                        Age   Position
----                        ---   --------

James R. Seward, CFA         45   President, Chief Executive Officer and Class A
                                      Director
P. Anthony Jacobs, CFA       56   Chairman of the Board  and Class A Director.
Steven K. Fitzwater          51   Vice President, Chief Accounting and Financial
                                      Officer, Treasurer and Secretary and Class
                                      C Director
Lan C. Bentsen               50   Class C Director
W. D. Grant                  81   Class B Director
W.T. Grant II                47   Class B Director
Michael E. Herman            56   Class A Director
David W. Kemper              47   Class B Director

     Mr. Seward has been the President, Chief Executive Officer and director of the Company since its inception in December 1996. Previously he was the Executive Vice President, Chief Financial Officer and a director of Lab Holdings from 1993 until September 1997 and Senior Vice President, Chief Financial
Officer and director of Lab Holdings from 1990 to 1993. Mr. Seward also is a director of Syntroleum, Response Oncology, Inc., a public company that manages oncology practices and clinics and that was a former subsidiary of Lab Holdings ("Response"), LabOne, Inc, a publicly traded subsidiary of Lab Holdings ("LabOne") and Concorde Career Colleges, Inc.

     Mr. Jacobs has been the Chairman of the Board and a director since inception. He has been the President, Chief Executive Officer and a director of Lab Holdings since September 1997, and previously was the President, Chief Operating Officer and a director of Lab Holdings from May 1993 to September 1997, and Chief Operating Officer and a director of Lab Holdings from May 1990 to May 1993. He is also a director of Response, Syntroleum, and Trenwick Group, Inc.

     Mr. Fitzwater has been the Vice President, Chief Accounting and Financial Officer, Treasurer and Secretary and a director of the Company since inception. Mr. Fitzwater has also been the Vice President, Chief Accounting and Financial Officer, Secretary and director of Lab Holdings since September 1997. Previously he was the Vice President, Chief Accounting Officer and Secretary of Lab Holdings from 1990 to September 1997.

     Mr. Bentsen has been a director of the Company since inception. Mr. Bentsen has been the Executive Vice President of Frontera Resources since 1996 (oil and gas). He has been Managing Partner of Remington Partners (investments) since 1995. Prior to its sale in 1994, Mr. Bentsen was Chairman and Chief Executive Officer of Sovereign National Management, Inc.(property management). Mr. Bentsen is also a director of Lab Holdings.

     Mr. W. D. Grant has been a director of the Company since inception. He was a consultant to Lab Holdings from August 1990 to December 1997 and Chairman of the Board of Lab Holdings until May 1993. Mr. W. D. Grant also is a director of LabOne and NationsBank, N.A.

     Mr. W. T. Grant II has been a director of the Company since inception. He has been Chairman, President and Chief Executive Officer of LabOne since September 1997. Previously he was the Chairman and Chief Executive Officer of Lab Holdings from May 1993 to September 1997, and President of Lab Holdings prior to May 1993. Mr. W.T. Grant also is a director of AMC Entertainment, Inc., Commerce Bancshares, Inc., Kansas City Power & Light Company, LabOne and Response.

     Michael E. Herman has been a director of th e Company since inception. He has been engaged in private
                                       47

investments since 1990 (partner Herman Family Trading Company), President of Kansas City Royals Baseball Team (major league baseball) since 1993 and Chairman of the Finance Committee of Ewing Marion Kauffman Foundation since 1990. Mr. Herman also is a director of NationsBank, N.A., Cerner Corporation, Janus Capital Corporation and Agouron Pharmaceuticals, Inc.

     Mr. Kemper has been a director of the Company since inception. He has been Chairman of the Board, President and Chief Executive Officer of Commerce Bancshares, Inc. (bank holding company) and Chairman and Chief Executive Officer and a director of Commerce Bank, N.A. (St. Louis) for more than the past five years. Mr. Kemper also is a director of Ralcorp Holdings, Inc., Wave Technologies International, Inc. and Tower Properties Company.

     The Articles of Incorporation and Bylaws provide that the Company Board will be divided into three classes of directors, with the classes to be as nearly equal in number as possible. The Bylaws further provide that of the initial directors of the Company as identified above, the Class A directors will continue to serve until the 2000 Annual Meeting of Stockholders, the Class B Directors will continue to serve until the 1998 Annual Meeting of Stockholders and the Class C Directors will continue to serve until the 1999 Annual Meeting of Stockholders. Starting with the 1997 Annual Meeting of Stockholders, which was held in January 1997, one class of directors is elected each year for a three-year term. The Bylaws provide that beginning in 1998, annual meetings of stockholders shall be held on the second Wednesday in May or such other date as may be fixed by resolution of the Company Board. Due to the proposed Merger, the Board intends to fix the date of the annual meeting for 1998 to coincide with the date fixed for the proposed vote on the Merger. It is expected that date will be a date in June 1998.

Certain Board Committees

      The Company Board has established an Executive Committee consisting of Messrs Seward, Jacobs, Fitzwater and Grant II, an Audit Committee consisting of Messrs. Kemper, Bentsen and W.D. Grant, and a Nominating and Compensation Committee (the "Compensation Committee") consisting of Messrs. Bentsen, Kemper and Herman.

     During the year ended December 31, 1997, the Board met 5 times, the Nominating and Compensation Committee met twice and the Executive Committee met once. The attendance at Committee and Board meetings by all Directors in the aggregate was 98% and each Director attended at least 80% of the meetings of the Board and the Committees of which the Director was a member.

     The Audit Committee recommends to the Board of Directors an independent auditor to audit the books and records of the Company and its subsidiaries for the year. It also reviews, to the extent it deems appropriate, the Company's Employee Conduct Policy, litigation and pending claims, the scope, plan and findings of the independent auditors' annual audit and internal audits, recommendations of the auditor, the adequacy of internal accounting controls and audit procedures, the Company's audited financial statements, non-audit services performed by the independent auditor, and fees paid to the independent auditor for audit and non-audit services.

     The Compensation Committee recommends to the Board of Directors the compensation of all officers and administers the Company's Stock Incentive Plan. It also recommends to the Board of Directors the qualifications for new Director nominees, candidates for nomination, and policies concerning director compensation and length of service.

Item 11.   Executive Compensation.

Compensation of Directors

           Non-employee directors of the Company receive compensation consisting of annual cash retainers, meeting fees and stock option awards.

           Cash Compensation. Directors who are not employees of the Company are paid an annual retainer for Company Board service of $1,000 per quarter and a fee of $500 for each Company Board meeting attended. Directors who are employees of the Company, which presently consist of Messrs Seward, Jacobs and Fitzwater, are not paid any fee or additional remuneration for services as members of the Company Board or any committee thereof.

           Directors' Stock Options. Pursuant to the SLH Corporation 1997 Stock Incentive Plan (the "Stock Option Plan"), all of the above named directors of the Company other than Messrs. Seward, Jacobs and Fitzwater received options to purchase 16,200 shares of the Company's Common Stock (97,200 shares after adjustment for the 1997 and 1998 stock splits) at the fair market value of such stock as of the close of business on March 3, 1997. The Board determined the fair market value to be $19.15 per share on that date ($3.19 after adjustment for the 1997 and 1998 stock splits) based on an appraisal rendered by George K. Baum & Company and over-the-counter trading in the Company's Common Stock on and immediately before that date.

Compensation of  Executive Officers

           The table below sets forth information concerning compensation for the year ending December 31, 1997 awarded to, earned by, or paid to all persons who served as executive officers of the Company during 1997 for services rendered during that year ("Named Executive Officers"). Information for prior years is not included since compensation arrangements were not placed in effect until the Distribution which occurred on March 3, 1997.

                            SUMMARY COMPENSATION TABLE

                                                          Long-Term
                                                        Compensation
                            Annual Compensation             Awards
                       -----------------------------    ------------
                                                         Securities
                                            Other Annual Underlying   All Other
       Name and               Salary  Bonus Compensation   Options  Compensation
  Principal Position    Year  ($)(1) ($)(2)     ($)      (#)(3)     ($)(4)
--------------------- ------- ------  ----- ------------ ----------  -----------

James R. Seward, CFA
 President and Chief    1997 $64,647 $450,000    ---       390,000      $854
 Executive Officer

P. Anthony Jacobs, CFA
 Chairman of the Board  1997 111,204      ---    ---       390,000       980

Steven K. Fitzwater
 Vice President-Chief
 Financial Officer,
 Chief Accounting       1997  50,129      ---    ---       243,000      1,302
 Officer, Secretary
 and Treasurer
 -----------------

(1) From the date of the Distribution until June 1, 1997, the base salaries of the Named Executive Officers were paid by Lab Holdings pursuant to the Interim Services Agreement between the Company and Lab Holdings that is Exhibit 10(a) to this report. On that date the arrangement was terminated and the Company commenced the payment of base compensation to Messrs. Seward and Jacobs at the rate of $75,000 per annum and to Mr. Fitzwater at the rate of $60,000 per annum as contemplated by employment agreements between the Company and each executive, the form of which is shown at Exhibit 10(d) to this report. The table reflects amounts paid to the Executives by Lab Holdings during 1997 less the share of such compensation that is properly allocable to Lab Holdings plus all amounts paid to the executives by the Company.

(2) The bonus was paid to Mr. Seward pursuant to an action of the Compensation Committee in June 1997, as described under "Report of the Compensation Committee."

(3) The options reflect adjustments made for the 1997 and 1998 stock splits. All options were granted pursuant to the Stock Option Plan concurrent with the Distribution and are non-qualified stock options. The options were granted at their fair market value on the March 3, 1997 Distribution Date. The Board determined the fair market value to be $19.15 per share on that date ($3.19 after adjustment for 1997 and 1998 stock splits) based on an appraisal rendered by George K. Baum & Company and over-the-counter trading in the Company's Common Stock on and immediately before that date. All options have ten year terms and become exercisable in equal installments as follows: one-fourth on March 3, 1997, and one-fourth on each of the first, second and third anniversary dates of such date. The Stock Option Plan and form of option agreements are shown at Exhibits 10(c) and 10(e) to this report.

(4)      Reflects auto allowances.

Employment Agreements and Termination of Interim Services Agreement

         Each of the Named Executive Officers is a party to an Employment Agreement with the Company. Each Employment Agreement provides for employment of the Executive Officer for an initial term commencing on the date the Executive Officer ceases to be employed by Lab Holdings under the Interim Services Agreement on behalf of the Company and ending on the third anniversary of the Distribution Date. The three Named Executive Officers ceased to be employees of Lab Holdings on May 31, 1997 so that the Employment Agreements were activated and became effective on June 1, 1997. The term of the Employment Agreements is automatically extended for successive one year periods unless a notice of non-extension is given by either party at least twelve months prior to the end of the then current term.

         The initial base compensation payable under the employment agreements is as described in Note 3 to the Summary Compensation Table. It is subject to adjustment annually by the Board, provided that base salary may not be decreased by more than five percent year to year. The Employment Agreements provide that an executive officer's full time is not required and that the executive officer is entitled to pursue other employment or business opportunities simultaneously with his duties to the Company.

         The employment of each of the Company's Named Executive Officers is subject to termination for cause, which is defined as including willful misconduct with respect to an executive officer's duties, or the perpetration of a fraud, embezzlement, or other act of dishonesty, or a breach of trust or fiduciary duty which materially adversely affects the Company or its stockholders or the other employment or business activities of such executive officer conflicting with the Company's business. The Employment Agreements provide that the Named Executive Officers will not compete with the Company during the term of the Employment Agreements and, if an executive officer is terminated with cause or voluntarily terminates his employment, for a period of one year thereafter.

         Effective with the termination of the Interim Service Agreement, the Company and Lab Holdings entered into a similar arrangement pursuant to which the Company agreed to provide Lab Holdings with administrative and accounting services as well as space in the Company's offices for books and records in exchange for an annual fee of $75,000. The arrangement is terminable by either party on 30 days notice.

Stock Options

         The table shown below contains information concerning the grant of stock options under the Company's Stock Option Plan to the Named Executive Officers during 1997. All information has been adjusted to reflect the 1997 and 1998 stock splits.

                            OPTION GRANTS IN 1997

                                                                   Potential
                        Individual Grants                       Realizable Value
                    Number of  % of Total                         at Assumed
                    Securities Options                          Annual Rates of
                    Underlying Granted to                         Stock Price
                    Options    Employees  Exercise             Appreciation for
                    Granted    in Fiscal   Price   Expiration     Option Term
      Name           (#)(1)      Year     ($/Sh)      Date      5%($)    10%($)
      ----          ---------- ---------- -------- ----------  -----------------

James R. Seward, CFA   390,000    36.3      3.19     3/3/07  $780,000 $1,981,200
P. Anthony Jacobs, CFA 390,000    36.3      3.19     3/3/07   780,000  1,981,200
Steven K. Fitzwater    243,000    22.6      3.19     3/3/07   486,000  1,234,440

Option Exercises and Year End Holdings

         The table shown below provides information, with respect to the Named Executive Officers, concerning the exercise of options during the year ended December 31, 1997, and unexercised options held as of the end of fiscal 1997. All information has been adjusted to reflect the 1997 and 1998 stock splits.


                       AGGREGATED OPTION EXERCISES IN 1997
                             AND FY-END OPTION VALUES

                                                    Number of
                                                    Securities       Value of
                                                    Underlying     Unexercised
                                                   Unexercised    In-the-Money
                                                    Options at      Options at
                                                    FY-End (#)      FY-End ($)
                  Shares Acquired  Value Realized  Exercisable/   Exercisable/
      Name         on Exercise(#)        ($)      Unexercisable Unexercisable(1)
      ----        ---------------  -------------- ------------- ---------------

James R. Seward, CFA   97,500        $2,346,858     0/292,500    0/$7,256,428
P. Anthony Jacobs, CFA 97,500         2,391,463     0/292,500    0/ 7,256,428
Steven K. Fitzwater    60,750         1,546,895     0/182,250    0/ 4,521,313

Performance of the Company's Common Stock

         The following performance graph compares the performance of the Company's Common Stock during the period beginning from the Distribution Date on March 3, 1997, and ending December 31, 1997, to the NASDAQ Stock Market index consisting of US companies (the "NASDAQ COMPOSITE") and a peer group index consisting of 114 publicly traded companies having a segment of business with SIC code 1321 for the same period. SIC code 1321 covers establishments primarily engaged in producing hydrocarbons from oil and gas field gases. The graph assumes a $100 investment in the Company's Common Stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

                         VALUE OF $100 INVESTMENTS
              ASSUMING REINVESTMENT OF DIVIDENDS AT MARCH 3, 1997
         AND AT THE END OF EVERY OTHER MONTH THROUGH DECEMBER 31, 1997


   [PERFORMANCE GRAPH OMITTED. GRAPH WHICH REFLECTS DATA SHOWN IN TABLE BELOW]

                         Mar 3   April 30   June 30   Aug 31   Oct 31   Dec 31

SLH                      $100      $220       $385     $702     $766     $841
SIC CODE 1321            $100       $99       $107     $114     $123     $111
NASDAQ COMPOSITE         $100       $96       $110     $121     $122     $120

Report of the Compensation Committee

         Compensation Committee Interlocks and Insider Participation. Executive compensation is based primarily upon (a) the structure created by Lab Holdings as the organizer and sole shareholder of the Company in connection with the structuring of the Distribution and the related agreements, including the Stock Option Plan and Employment Agreements and (b) the recommendations made to the Board of Directors by the Compensation Committee (the "Committee"). The Committee for the year ended December 31, 1997 consisted of Lan C. Bentsen (Chairman), Michael E. Herman and David W. Kemper. All of the members of the Committee are non-employee directors of the Company. Mr. Bentsen is also a director of Lab Holdings and Messrs. Herman and Kemper were directors of Lab Holdings until September, 1997. The Committee administers the Stock Option Plan. Subject to the terms of the
                                       52

Employment Agreements, the Committee also recommends to the Board of Directors other compensation and compensation plans for officers. Committee recommendations are acted upon by the full board which includes Messrs. Seward, Jacobs and Fitzwater who are the Named Executive Officers. Mr. Seward and Mr. Jacobs were also members of the Lab Holdings Board which passed on the arrangements for the Distribution.

         This report is provided by the Committee to assist stockholders in understanding the Committee's philosophy in establishing the compensation of the

Chief Executive Officer and all other Executive Officers of the Company for the year ended December 31, 1997 ("the Year").

         Compensation Philosophy. The basic compensation structure for the Company consisting of the Stock Option Plan, the employment agreements and the Interim Services Agreement were developed by Lab Holdings as the Company's sole shareholder and by the Board in connection with the Lab Holdings strategy to create the Company and to cause the Company's stock to be distributed to Lab Holdings shareholders in the Distribution. Accordingly, as described under Item 13 below, none of the compensation arrangements implemented pursuant to the Distribution are the result of arm's-length negotiation between independent parties.

         The intent of Lab Holdings and the Company's Board in developing the initial compensation structure was to have compensation for executive officers focus on two elements: (a) base salary and (b) long term compensation in the nature of non-qualified stock options. It was believed that base compensation should be kept relatively low and that superior performance should be rewarded in relation to the growth in value of each stockholder's investment in the Company. The low base compensation also reflected the fact that the Named Executive Officers under the employment Agreements are not required to devote full time to the affairs of the Company. In connection with and following the Distribution it has been the policy of the Compensation Committee during 1997 to follow this philosophy.

         Base Salary. Following the March 3, 1997, Distribution and until June 1, 1997, the Named Executives were compensated by Lab Holdings under the Interim Services Agreement and as reflected in the Summary Compensation Table. That agreement was terminated effective at the close of business on May 31, 1997, and the Employment Agreements were activated. Under the Employment Agreements, annual base salary for Messrs. Seward and Jacobs is fixed at $75,000 each and $60,000 for Mr. Fitzwater. During 1997, no adjustments were made to base salaries since the employment agreements generally contemplate that adjustments, if any, be made annually.

         Stock Option Plan. Grants under the Stock Option Plan were made to the Named Executive Officers in connection with the Distribution as discussed under the Summary Compensation Table. The intent of Lab Holdings and the Committee, was to structure the Stock Option Plan to provide for the grant of non qualified stock options at exercise prices equal to fair market value for the Board, all Executive Officers and other key employees for up to approximately 15% of the Company's outstanding stock assuming the exercise of all covered options. It was believed that this was consistent with option programs adopted by many small cap companies in similar businesses. The option plan was considered to be an appropriate vehicle to provide incentives for management to take steps that would maximize the values of the assets being contributed to the Company and therefore provide long term benefits to stockholders. Also, by having stock options granted at the market price at the Distribution Date executive rewards would accrue only with increases in the value of stockholder interests. In this way, it was believed that the Company's stock price would provide an appropriate yardstick by which to measure and reward management performance.

         Compensation of the Chief Executive Officer for 1997. All of the components of the 1997 compensation of the Chief Executive Officer other than cash bonuses were determined in accordance with the criteria described above for the other Named Executive Officers. In connection with the termination of the Interim Services Agreement and the implementation of the Employment Agreements the Committee concluded that in addition to the relatively low base compensation, a performance based bonus be established for the Company's CEO. The Committee decided to use the Company stock price as a measurement of both performance and reward so that benefits would accrue only in proportion to increases in the value of stockholder interests. Accordingly, under the program that was adopted in June 1997, Mr. Seward was granted a cash bonus equal to one times his $75,000 base annual compensation at such time as (a) the thirty-day average trading price of the Company's common stock equaled or exceeded $10.00 per share (as adjusted for the 1997 and 1998 stock splits) and (b) that a bonus in the same amount be paid each time the thirty-day average trading price of the Company 's Common Stock equaled or exceeded $3.34 more than the price for which the then most recent bonus had been paid (as adjusted for the 1997 and 1998 stock splits). Pursuant to this program, Mr. Seward's cash bonus for 1997 amounted to $450,000. The cash bonus program terminates on June 1, 1998.

         This report is being made over the names of Lan C. Bentsen, Michael E. Herman and David W. Kemper who were the members of the Committee which passed on executive compensation for the year.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

By Management

         The table shown below sets forth the number of shares of Company Common Stock beneficially owned as of February 1, 1998, directly or indirectly, by each director, each Named Executive Officer and all directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown. All holdings have been adjusted to reflect the 1997 and 1998 stock splits.

                                          Amount and Nature of
                Name                   Beneficial Ownership (1)(2) Percentage(3)
                ----                   --------------------------- ------------
      James R. Seward (4).............           190,460                1.9%
      P. Anthony Jacobs (5)...........           222,606                2.2%
      Steven K. Fitzwater.............           107,908                1.1%
      Lan C. Bentsen (6)..............            60,372                 --
      W. D. Grant (7).................         1,504,386               15.0%
      W.T. Grant II (8)...............           128,526                1.3%
      Michael E. Herman (9)...........           115,302                1.1%
      David W. Kemper (10)  ..........            34,258                 --
      All Directors and Officers
        as a group of eight (11)......         2,363,818               22.5%
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

 (2) Shares of Company Common Stock shown as beneficially owned include shares issuable upon the exercise of stock options that were exercisable on February 1, 1998, or that become exercisable within 60 days thereafter, as follows:Lan C. Bentsen, 48,600 shares, W. D. Grant, 48,600 shares; W.T. Grant II, 48,600 shares; Michael E. Herman, 48,600 shares; David W. Kemper, 24,300 shares; P. Anthony Jacobs, 97,500 shares, James R. Seward, 97,500 shares; Steven K. Fitzwater, 60,750 shares, and all directors and executive officers as a group, 474,450 shares.

(3) The percentages represent the total number of shares of Common Stock shown in the adjacent column divided by 9,902,588, the number of issued and outstanding shares of the Company's Common Stock on February 1, 1998, plus, in each instance, all shares of Common Stock issuable to the person or group named upon the exercise of stock options granted under the SLH Corporation Stock Option Plan for 1997 that were exercisable on February 1, 1998, or that become exercisable within 60 days thereafter. Percentages of less than one percent are omitted.

(4) Includes 2,250 shares held in a family trust for which Mr. Seward serves as a co-trustee with his mother, and in that capacity shares voting and investment powers.

(5) Includes 1,500 shares owned by the wife of P. Anthony Jacobs as to which he disclaims beneficial ownership.

(6) Includes 2,148 shares held by a family trust for the benefit of Mr. Bentsen's children for which Mr. Bentsen serves as trustee with sole voting and investment powers.

(7) Includes 746,802 shares held by W.D. Grant in trust for himself; 356,940 shares held by a family trust for which W.D. Grant serves as a co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A., as to which he disclaims beneficial ownership; 170,124 shares in a trust for the benefit of W.D. Grant for which W.D. Grant acts as co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A.; 60,648 shares held by a trust for the benefit of W.D. Grant in which UMB Bank, Kansas City, N.A. is the sole trustee but W.D. Grant has sole investment control, as to which he disclaims beneficial ownership; 60,648 shares held by a family trust for which W. D. Grant serves as a co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A., as to which he disclaims beneficial ownership; also including 10,176 shares owned by W.D. Grant's wife and 40,272 shares held by a trust for the benefit of W.D. Grant's wife, as to which he disclaims beneficial ownership.

 (8)     Includes 46,884 shares held  by  W. T.  Grant  II as  custodian for his
         children;  also   includes  17,802  shares  owned  by  the wife of W.T.
         Grant II, as to which he disclaims beneficial ownership.

 (9) Includes 30,000 shares owned by the Herman Family Trading Company of which Mr. Herman is a general partner and approximately 73% owner and 300 shares owned by ARK Management.

(10) Includes 8,980 shares held in a family trust for which Mr. Kemper serves as a trustee, and in that capacity shares voting power and has sole investment power.

(11) Includes 474,450 shares of Company Common Stock issuable upon the exercise of stock options granted under the SLH 1997 Stock Incentive Plan that were exercisable on February 1, 1998 or that become exercisable within 60 days thereafter.

 By Others

         The table below sets forth each person or entity (other than persons set forth in the preceding table) that has reported to the Company beneficial ownership of more than 5% of the Company's Common Stock as of February 15, 1998. The percentage of ownership is based on 9,902,588 shares outstanding as of February 1, 1998.

                                      Amount and Nature of
         Name                         Beneficial Ownership           Percentage
         ----                         --------------------           ----------

Gotham Partners, L.P. (1)............        746,750                    7.46%
110 East 42nd Street, 18th Floor,
New York, New York 10017.

------------
(1)      The shares include 6,006 shares reported in the Gotham  Partners,  L.P.
         Schedule 13D, filed on February 3, 1998, as being owned by Gotham Partners II, L.P.

Item 13.  Certain Relationships and Related Transactions.

         The Company and Lab Holdings have entered into certain agreements for the purpose of effecting the Distribution and defining the ongoing relationship between them. These agreements consist of the Distribution Agreement, an Assignment and Assumption Agreement , the Interim Services Agreement (which was terminated effective June 1, 1997) and a Tax Sharing Agreement. These agreements have been described in the Company's registration statement on Form 10, as amended and the Company's Form 10-K for the year ended December 31, 1996.
Copies of the Agreements are Exhibits to this report.

          The above agreements were developed by Lab Holdings in connection with its strategy to create the Company and to cause the Company's stock to be distributed to Lab Holdings shareholders in the Distribution. Accordingly, none of the agreements are the result of arm's-length negotiation between independent parties.

         P. Anthony Jacobs, CFA, and Steven K. Fitzwater, who are the President and Chief Executive Officer and Vice President and Chief Financial and
Accounting  Officer of Lab  Holdings,  respectively,  are the  Chairman and Vice
President and Chief Financial and Accounting Officer of the Company, respectively. All but one of the directors of Lab Holdings are also directors of the Company. These officers and directors of the Company will continue in such dual capacities with Lab Holdings and the Company for an indefinite period of time. Because the management of both Lab Holdings and the Company are essentially identical, conflicts may arise with respect to the operation and effect of the agreements and arrangements described above and also with respect to the negotiation of any additional agreements which may well arise between Lab Holdings and the Company. Although Lab Holdings and the Company plan to utilize independent directors who have no affiliation with the Company to resolve any material issue that may arise between Lab Holdings and the Company following the Distribution, such resolutions may not reflect the results of actual arms-length negotiations. Accordingly, conflicts arising out of the management of both Lab Holdings and the Company by the same persons could have an adverse affect on the Company and its stockholders if not properly resolved.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         The following documents are filed as part of this report:

             (a) Financial Statements:
                 Report of Independent Auditors with respect to SLH Corporation SLH Corporation Consolidated Balance Sheets as of December 31, 1997 and 1996 SLH Corporation Consolidated Statements of Operations for the years ended December 31, 1997,
                    1996 and 1995
                 SLH Corporation Statements of Consolidated Equity SLHCorporation Consolidated Statements of Cash Flows for the
                    years ended December 31, 1997, 1996 and 1995
                 Notes to SLH Corporation Consolidated Financial Statements

             (b) Financial Statement Schedules:

                 Auditors Report on Financial Statement Schedules
                 III.  Real Estate and Accumulated Depreciation

                 Allother  schedules are omitted because they are not applicable
                    or  the   information  is  contained  in  the   Consolidated
                    Financial Statements or notes thereto.

             (c) Exhibits:

                  Exhibit
                   Number                 Description
                  -------                 -----------

                  2(a)     Copy  of  Distribution  Agreement   [incorporated  by
                           reference to Exhibit 2(a) to Form 10/A of the Company dated February 3, 1997].

                  2(b) Copy of Blanket Assignment, Bill of Sale, Deed and Assumption Agreement [incorporated by reference to
                           Exhibit 2(b) to the Company's Report on Form 10-K for the year ended December 31, 1996].

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

                  10(a) Copy of Facilities Management and Interim Services Agreement [incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-K for the year ended December 31, 1996].

                  10(b)    Copy  of  Tax  Sharing  Agreement   [incorporated  by
                           reference to Exhibit 10(b) to the Company's Report on Form 10-K for the year ended December 31, 1996] .

                  10(c) Copy of SLH Corporation 1997 Stock Incentive Plan [incorporated by reference to Exhibit 10(c) to the Form 10/A of the Company filed February 12, 1997].

                  10(d) Form of Employment Agreements with certain executive officers of SLH [incorporated by reference to Exhibit B to Exhibit 2(a)].

                  10(e) Form of Option Agreement with certain executive officers under the Stock Option Plan.

                  10(f) Form of Option Agreement with directors under the Stock Option Plan.

                  10(g) Certified copy of resolutions approving a certain bonus arrangement for James R. Seward.

                  21       Subsidiaries of SLH Corporation

                           Scout Development Corporation
                             (a Missouri Corporation)
                           Scout Development Corporation of New Mexico
                             (a Missouri Corporation)
                           BMA Resources, Inc. (a Missouri Corporation)
                           529 Partners, Ltd. (a Texas Limited Partnership) Lot Development, Inc. (a Texas Corporation) Carousel Apartment Homes, Inc.
                             (a Georgia Corporation)

                  23       Consent of Independent Auditors

                  24       Powers of Attorney for  officers and directors of the
                             Registrant  (incorporated   by  reference   to  the
                             signature page).

                  27       Financial Data Schedule

         No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Prairie Village, State of Kansas, on this 30th day of March 1998.

                                            SLH CORPORATION

                                            By S/ James R. Seward
                                               -------------------------------
                                               James R. Seward, President

                                 POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Seward, P. Anthony Jacobs and Steven K. Fitzwater and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all reports of the Registrant on Form 10-K and to sign any and all amendments to such reports and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

            Name                        Title                        Date
            ----                        -----                        ----
   S/James R. Seward
----------------------------   President (Principal
    James R. Seward            Executive Officer) and Director    March 30, 1998

   S/P. Anthony Jacobs
----------------------------   Chairman of the Board and
    P. Anthony Jacobs          Director                           March 30, 1998


   S/Steven K. Fitzwater
----------------------------   Vice President, Treasurer,
    Steven K. Fitzwater        Secretary and Chief Financial and
                               Accounting Officer and Director    March 30, 1998


   S/Lan C. Bentsen
---------------------------    Director
    Lan C. Bentsen                                                March 30, 1998

   S/W. D. Grant
---------------------------    Director
    W.D. Grant                                                    March 30, 1998


   S/W. T. Grant II
---------------------------    Director
      W. T. Grant II                                              March 30, 1998


   S/Michael E. Herman
---------------------------    Director
    Michael E. Herman                                             March 30, 1998


   S/David W. Kemper
---------------------------    Director
    David W. Kemper                                               March 30, 1998

                               SLH CORPORATION

                    Consolidated Financial Statement Schedule
                                  (Form 10-K)

                               December 31, 1997

                                  SLH CORPORATION
                                    Schedule III
                       Real Estate and Accumulated Depreciation

                                 December 31, 1997
                                   (Page 1 of 2)

                                       Costs Capitalized        Gross Amount
                      Initial Cost         Subsequent         At Which Carried
                       to Company       to Acquisition      at December 31, 1997
                      ----------------------------------------------------------
                          Buildings &                         Buildings &
                            Improve-   Improve-  Carrying       Improve-
Description           Land    ments     ments     Costs   Land    ments  Total
------------          ----------------------------------------------------------
                                            (In thousands)
Land Investments/
Developments:
Houston, TX        $  6,158      49     1,120     1,604   2,228     195   2,423
Ft Worth, TX          1,000      --        --        --     665      --     665
Olathe, KS            3,292      --        49        --   2,659      --   2,659

Parking:
Reno, NV                 --   5,277        19        --      --   5,296   5,296

Residential:
Santa Fe, NM          4,576      --    67,202    17,607     204  12,780  12,984
                     -----------------------------------------------------------
                   $ 15,026   5,326    68,390    19,211   5,756  18,271  24,027
                     ===========================================================

Reserves                                                                (11,703)
Net real estate before depreciation                                      12,324
Accumulated depreciation                                                 (1,293)
                                                                         -------
Net real estate                                                          11,031
Less current portion                                                     (1,973)
                                                                         -------
Real estate, net of current portion                                      $ 9,058
                                                                         =======

(1)Reserves have been established to reflect lower net realizable values based on periodic evaluation of changes in market conditions, recent sales prices, and appraisals.

                                 SLH CORPORATION
                                   Schedule III
                      Real Estate and Accumulated Depreciation

                                December 31, 1997
                                  (Page 2 of 2)



                                                      Date
                        (1)     Accum.       Tax     Constr.     Date      Depr.
Description          Reserves    Depr.      Basis     Began    Acquired    Life
--------------------------------------------------------------------------------
                                        (In thousands)

Land Investments/
Developments
Houston, TX         $     --       --        4,779     1997       1974      --
Ft Worth, TX             632       --          665       --       1986      --
Olathe, KS                --       --        2,442       --       1991      --

Parking:
Reno, NV               1,264    1,293        4,205       --       1989    20 yrs

Residential:
Santa Fe, NM           9,807       --        4,195     1987       1985      --
                      -------------------------------------
                    $ 11,703    1,293       16,286
                      =====================================

                                 SLH CORPORATION
                                   Schedule III
                       Real Estate and Accumulated Depreciation
                            Reconciliation Between Years

A) Reconciliations of total real estate carrying value for the three years ended December 31, 1997 are as follows:

                                              1997          1996         1995
                                             ----------------------------------
                                                        (In thousands)
Balance at beginning of year             $   26,718        40,234       44,595

Additions during year:
  Improvements                                1,353         1,726       12,637
                                             ----------------------------------
                                             28,071        41,960       57,232

Deductions during year:
  Value of real estate sold                  15,041        12,773        9,890
  Provision for loss on real estate held
    for sale                                    706         1,069        7,108
  Cumulative effect of change in accounting
    principle                                    --         1,400           --
                                             ----------------------------------
                                             15,747        15,242       16,998
                                             ----------------------------------
 Balance at end of year                   $  12,324        26,718       40,234
                                             ==================================

B) Reconciliations of accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                              1997          1996         1995
                                             ----------------------------------
                                                        (In thousands)
Balance at beginning of year              $   1,293         1,293        1,081
Additions during year - depreciation             --            --          212
                                             ----------------------------------
                                              1,293         1,293        1,293

Deductions during year - accumulated
  depreciation of real estate sold               --            --           --
                                             ----------------------------------
Balance at end of year                    $   1,293         1,293        1,293
                                             ==================================

                                  EXHIBIT INDEX

  Exhibit
  Number                   Description
  -------                  -----------

   2(a) Copy of Distribution Agreement [incorporated by reference to Exhibit 2(a) to Form 10/A of the Company dated February 3, 1997].

   2(b) Copy of Blanket Assignment, Bill of Sale, Deed and Assumption Agreement [incorporated by reference to Exhibit 2(b) to the Company's Report on Form 10-K for the year ended December 31, 1996].

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

   10(a) Copy of Facilities Management and Interim Services Agreement [incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-K for the year ended December 31, 1996].

   10(b) Copy of Tax Sharing Agreement [incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-K for the year ended December 31, 1996].

   10(c)              Copy  of   SLH   Corporation  1997  Stock  Incentive  Plan
                      [incorporated by reference to Exhibit 10(c) to the Form 10/A of the Company filed February 12, 1997].

   10(d) Form of Employment Agreements with certain executive officers of SLH [incorporated by reference to Exhibit B to
                      Exhibit 2(a)].

   10(e) Form of Option Agreement with certain executive officers under the Stock Option Plan.

   10(f)              Form of Option Agreement  with  directors  under the Stock
                      Option Plan.

   10(g) Certified copy of resolutions approving a certain bonus arrangement for James R. Seward.

   21                 Subsidiaries of SLH Corporation

                      Scout Development Corporation (a Missouri corporation) Scout Development Corporation of New Mexico
                        (a Missouri corporation)

                      BMA Resources, Inc. (a Missouri corporation)
                      529 Partners, Ltd. (a Texas Limited Partnership)
                      Lot Development, Inc. (a Texas Corporation)
                      Carousel Apartment Homes, Inc. (a Georgia Corporation)

   23                 Consent of Independent Auditors

   24 Powers of Attorney for officers and directors of the Registrant (incorporated by reference to the signature page).

   27                 Financial Data Schedule