Form 10-K/A
period 1997-12-31
SLH CORP
filed 1998-04-13
CIK 1029023

     As Filed with the Securities and Exchange Commission on April 13, 1998
===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-K/A

                                  (Amendment No. 1)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               SLH CORPORATION


                                 FORM 10-K/A



                      For the Year Ended December 31,  1997

                                    CONTENTS

                                                                          PAGE
-------------------------------------------------------------------------------
PART I
  Item 1.     Business..................................................    4
              Overview..................................................    4
              Syntroleum................................................    6
              Management and Disposition of Real Estate and
                 Miscellaneous Assets...................................   13
              Miscellaneous Contingent Interests and Liabilities........   14
                 Company Employees......................................   15
              Regulation--Potential
 Application of the Investment
                 Company Act of 1940....................................   15
  Item 2.     Properties................................................   16
  Item 3.     Legal Proceedings.........................................   16
  Item 4.     Submission of Matters to a Vote of Security Holders.......   17

PART II
  Item 5.     Market for the Registrant's Common Equity and Related
                 Stockholder Matters....................................   18
  Item 6.     Selected Financial Data...................................   19
  Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   19
  Item 8.     Financial Statements and Supplementary Data...............   25
  Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.................   46

PART III
  Item 10.    Directors and Executive Officers of the Registrant........   47
  Item 11.    Executive Compensation....................................   49
  Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management..................................   54
  Item 13.    Certain Relationships and Related Transactions............   56

PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...............................................   56


SIGNATURES..............................................................   58


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

         These assets, together with the stock of Syntroleum, were acquired from Lab Holdings, Inc. ( formerly Seafield Capital Corporation). Concurrent with that acquisition Lab Holdings distributed to its stockholders on March 3, 1997, all of the outstanding shares of the Company's Common Stock and certain Preferred Share Purchase Rights in a transaction commonly referred to as a "spin-off" or "distribution" (the "Distribution"). The Distribution was effected pursuant to a Distribution Agreement (the "Distribution Agreement"), a Blanket Bill of Sale and Assumption Agreement ( the "Assignment Agreement"), a Facilities Management and Interim Services Agreement ("Interim Services Agreement") and a Tax Sharing Agreement ("Tax Sharing Agreement"), copies of which are exhibits to this report. The Distribution is more particularly described in the Information Statement that was furnished to all stockholders on February 13, 1997 (the "Information Statement"), and the Company's related Registration Statement on Form 10 ("Form 10").

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


          Syntroleum's goal in developing this process has been to substantially reduce both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. Syntroleum believes that by reducing the complexity of the process it has achieved this goal and that plants utilizing the Syntroleum Process will be economic at relatively low levels of throughput (2,000 Bb1/day and higher) based on energy prices of between $15 to $20 per Bbl for oil and $.50 per MMBtu for stranded natural gas in remote locations. Due to their relatively small footprint, Syntroleum believes that GTL plants using the Syntroleum Process can be built stand alone or placed on skids, barges and ocean-going vessels, allowing these plants to be used at a variety of locations, including isolated and offshore areas.

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

Compliance with Securities Laws

         Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of Company Common Stock and other equity securities of the Company. Insiders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the year ended December 31, 1997, Insiders complied with all applicable Section 16(a) filing requirements, except that Mr. Herman failed to include in his Form 4 for March of 1997, the acquisition of 700 shares in March of 1997 (4200 shares post-July 1997 and February 1998 stock splits) by the Herman Family Trading Company of which Mr. Herman is a general partner, which acquisition is being reported in an amendment to the March 1997 Form 4.

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
                                                    Securities       Value of
                                                    Underlying     Unexercised
                                                   Unexercised    In-the-Money
                                                    Options at      Options at
                                                    FY-End (#)      FY-End ($)
                  Shares Acquired  Value Realized  Exercisable/   Exercisable/
      Name         on Exercise(#)        ($)      Unexercisable Unexercisable
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

                                       53

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

                                          Amount and Nature of
                Name                   Beneficial Ownership (1)(2) Percentage(3)
                ----                   --------------------------- ------------
      James R. Seward (4).............           191,200                1.9%
      P. Anthony Jacobs (5)...........           222,606                2.2%
      Steven K. Fitzwater.............           107,908                1.1%
      Lan C. Bentsen (6)..............            60,372                 --
      W. D. Grant (7).................           904,884                9.1%
      W.T. Grant II (8)...............           128,526                1.3%
      Michael E. Herman (9)...........           115,602                1.1%
      David W. Kemper (10)  ..........            34,258                 --
      All Directors and Officers
        as a group of eight (11)......         1,764,316               17.0%
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

(7) Includes: (i) 356,940 shares held by a family trust for which W.D. Grant serves as a co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A., as to which he
                                       54
         disclaims beneficial ownership; (ii) 170,124 shares in a trust for the benefit of W.D. Grant for which W.D. Grant acts as co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A.; (iii) 60,648 shares held by a family trust for which W. D. Grant serves as a co-trustee and in that capacity shares voting and investment powers with UMB Bank, Kansas City, N.A., as to which he disclaims beneficial ownership; and (iv) 10,176 shares owned by W.D. Grant's wife, as to which he disclaims beneficial ownership. Does not include: (a) 746,802 shares that are reported herein by UMB Bank, n.a., that were contributed by W.D. Grant to a grantor remainder annuity trust ("GRAT"), in which UMB Bank, n.a., is the trustee, that entitles W.D. Grant to receive a fixed annual annuity payment from the GRAT and the beneficiaries of the GRAT to receive the remainder; and (b) 40,272 shares that are reported herein by UMB Bank, n.a., that were contributed by W.D. Grant's wife to a GRAT, in which UMB Bank, n.a., is the trustee, that entitles W.D. Grant's wife to receive a fixed annual annuity payment from the GRAT and the beneficiaries of the GRAT to receive the remainder.

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

                                      Amount and Nature of
         Name                         Beneficial Ownership           Percentage
         ----                         --------------------           ----------

Gotham Partners, L.P. (1)............        746,750                    7.46%
110 East 42nd Street, 18th Floor,
New York, New York 10017.

UMB Bank, n.a. (2)...................      1,473,594                    14.9%
1010 Grand Boulevard
Kansas City, Missouri 64106

------------
(1)      The shares include 6,006 shares reported in the Gotham  Partners,  L.P.
         Schedule 13D, filed on February 3, 1998, as being owned by Gotham Partners II, L.P.

(2) The shares include: (i) 746,802 shares that were contributed by W.D. Grant (as described above) to a grantor remainder annuity trust ("GRAT"), in which UMB Bank, n.a., is the trustee, that entitles W.D. Grant to receive a fixed annual annuity payment from the GRAT and the beneficiaries of the GRAT to receive the remainder, (ii) 40,272 shares that were contributed by W.D. Grant's wife (as described above) to a GRAT, in which UMB Bank, n.a., is the trustee, that entitles W.D. Grant's wife to receive a fixed annual annuity payment from the GRAT and the beneficiaries of the GRAT to receive the remainder and (iii) 126,924 shares reported as beneficially owned by W.D. Grant above which are held in a family trust in which W.D. Grant's sister Frances Peterson is the income beneficiary, UMB Bank, n.a., is the trustee and W.D. Grant has investment and voting powers.

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

                                   SIGNATURES

     Pursuant to requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Prairie Village, State of Kansas, on this 13th day of April 1998.

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

            Name                        Title                        Date
            ----                        -----                        ----
   S/James R. Seward
----------------------------   President (Principal
    James R. Seward            Executive Officer) and Director    April 13, 1998

   S/P. Anthony Jacobs
----------------------------   Chairman of the Board and
    P. Anthony Jacobs*         Director                           April 13, 1998


   S/Steven K. Fitzwater
----------------------------   Vice President, Treasurer,
    Steven K. Fitzwater        Secretary and Chief Financial and
                               Accounting Officer and Director    April 13, 1998
   S/Lan C. Bentsen
---------------------------    Director
    Lan C. Bentsen*                                               April 13, 1998

   S/W. D. Grant
---------------------------    Director
    W.D. Grant*                                                   April 13, 1998

   S/W. T. Grant II
---------------------------    Director
      W. T. Grant II*                                             April 13, 1998

   S/Michael E. Herman
---------------------------    Director
    Michael E. Herman*                                            April 13, 1998

   S/David W. Kemper
---------------------------    Director
    David W. Kemper*                                              April 13, 1998

* Signed by Steven K. Fitzwater, as Attoreny-In-Fact for the person indicated, pursuant to the power of attorney appearing on the signature page of the initial Form 10-K filed March 31, 1998.

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