Form 10-Q
period 1998-03-31
SLH CORP
filed 1998-05-15
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

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
Number of shares outstanding of only class of Registrant's common stock as of
May 4, 1998:   $.01 par value common - 10,074,721

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


SLH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                           (unaudited)
                                             March 31,    December 31,
                                               1998           1997
---------------------------------------------------------------------
                                                  (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $   2,866         20,054
  Short-term investments                      27,469         11,992
  Accounts and notes receivable                1,397            146
  Real estate under contract                   2,074          1,973
  Current income taxes                         6,047          5,109
  Other current assets                           348            243
                                            ------------------------
    Total current assets                      40,201         39,517
Real estate held for sale                      5,489          6,791
Real estate under development                  1,028          2,267
Investment securities                          1,545          1,530
Investment in affiliates                       1,287          1,280
Property, plant and equipment                     62             83
Notes receivable                               1,680          1,680
Other assets                                      27             21
                                            ------------------------
                                           $  51,319         53,169
                                            ========================
LIABILITIES AND COMBINED EQUITY
Current liabilities:
  Accounts payable                         $     269            150
  Other accrued expenses                         173            --
  Interest payable                               --           1,479
  Notes payable                                   21            --
  Other current liabilities                      180            410
                                            ------------------------
    Total current liabilities                    643          2,039
Notes payable                                    --              21
Other liabilities                                111             12
                                            ------------------------
    Total liabilities                            754          2,072
                                            ------------------------
Minority interests                                45             46
                                            ------------------------
Stockholders' Equity:
  Preferred stock of $.01 par value
    with $100 liquidation preference.
    Authorized 1,000,000 shares;
    none issued.                                 --             --
  Common stock of $.01 par value.
    Authorized 30,000,000 shares;
    issued 10,074,721 shares
    (1997-9,902,588 shares)                      101             99
  Paid-in capital                             42,455         45,438
  Retained earnings                            7,964          5,433
  Accumulated other comprehensive income         --              81
                                            ------------------------
    Total stockholders' equity                50,520         51,051
                                            ------------------------
                                           $  51,319         53,169
                                            ========================



See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
----------------------------------------------------------------------
                                                  (unaudited)
                                               Three Months Ended
                                                     March 31,
                                               1998          1997
----------------------------------------------------------------------
                                              (In thousands except
                                                  share amounts)

REVENUES
  Real estate sales                       $    3,068         4,040
  Real estate rentals and other                  170           174
                                             ----------------------
    Total revenues                             3,238         4,214

COSTS AND EXPENSES
  Real Estate:
     Cost of sales                             2,904         4,038
     Operating expenses                          323           745
     Provision for loss on real
       estate held for sale, net                 --            179
  General and administrative                   1,003           333
                                             ----------------------
Loss from operations                            (992)       (1,081)
  Investment and interest income - net         2,521         3,206
  Interest expense                                (1)          (44)
  Equity in net earnings (loss) of affiliates      6          (232)
  Equity in net earnings of
    venture capital investment funds              49            58
  Other income                                    34           266
                                             ----------------------
Earnings before income taxes                   1,617         2,173
  Income taxes (benefit)                        (913)           (3)
                                             ----------------------
Earnings before minority interests             2,530         2,176
  Minority interests                              (1)          --
                                             ----------------------
NET EARNINGS                              $    2,531         2,176
                                             ======================

Per share of common stock:
  Basic net earnings                      $      .25           .22
  Diluted net earnings                    $      .23           .21
  Book value                              $     5.01          4.92

Weighted average common shares             9,953,179     9,733,656
Weighted average common shares
  and equivalents                         11,007,268    10,221,028
Shares outstanding end of period          10,074,721     9,733,656

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income Three Months Ended March 31, 1998 (unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                     (in thousands)

Common stock:
  Balance, beginning of period               $                         99
  Exercise of stock options                                             2
                                                                 --------
  Balance, end of period                                              101
                                                                 --------

Paid-in capital:
  Balance, beginning of period                                     45,438
  Exercise of stock options                                        (2,983)
                                                                 --------
  Balance, end of period                                           42,455
                                                                 --------

Retained earnings:
  Balance, beginning of period                                      5,433
  Net earnings                                   2,531              2,531
                                                                 --------
  Balance, end of period                                            7,964
                                                                 --------

Accumulated other comprehensive income
  Balance, beginning of year                                           81
  Unrealized gains on securities, net of
    reclassification adjustment                    (81)               (81)
                                                                 --------
  Balance, end of period                      --------                 --
                                                                 --------

    Totals                                   $   2,450             50,520
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                                        (unaudited)
                                                     Three months ended
                                                          March 31,
                                                      1998        1997
-----------------------------------------------------------------------
                                                       (in thousands)
OPERATING ACTIVITIES
Net earnings                                       $  2,531       2,176
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                        14          57
    Losses applicable to minority interests              (1)        --
    Equity in losses of affiliates                       (6)        232
    Equity in earnings of venture capital
      investment funds                                  (49)        (58)
    Provision for loss on real estate held for sale     --          179
    Sales of real estate                              2,588       3,765
    Increase in notes receivable from sales
    of real estate                                      --       (1,525)
    Additions to real estate                           (149)       (115)
    Change in short-term trading portfolio, net       1,968         --
    Change in accounts receivable                    (1,252)        (84)
    Change in accounts payable                          191         (83)
    Change in interest payable                       (1,479)        --
    Increase in deposits                                 50        (225)
    Income taxes and other                           (1,122)        343
                                                   --------------------
Net cash provided by operations                       3,284       4,662
                                                   --------------------
INVESTING ACTIVITIES
Distribution from venture capital
  investment funds                                       34         --
Purchase of investments available for sale          (26,067)    (10,119)
Sale of investments available for sale                8,540       1,350
Additions to property, plant and equipment, net           2         (37)
                                                   --------------------
Net cash used by investing activities               (17,491)     (8,806)
                                                   --------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                            --           41
Capitalization by Lab Holdings, Inc.                    --       10,000
Net issuance of stock pursuant to stock option
    plan                                             (2,981)        --
                                                   --------------------
Net cash provided (used) by financing
  activities                                         (2,981)     10,041
                                                   --------------------
Net increase (decrease) in cash
  and cash equivalents                              (17,188)      5,897
Cash and cash equivalents - beginning of period      20,054       3,925
                                                   --------------------
Cash and cash equivalents - end of period          $  2,866       9,822
                                                   ====================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest (net of amount capitalized)             $      1         --
                                                   ====================
  Income taxes, net                                $     25           5
                                                   ====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION
Notes to Consolidated Financial Statements
March 31, 1998 and 1997

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1997 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state SLH's financial position at March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1997 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See SLH's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K as amended) for additional information not required by this Quarter's Report (Form 10-Q).

(2) Pursuant to a Distribution Agreement between SLH Corporation (SLH or the Company) and Lab Holdings, Inc. (Lab Holdings), the former parent company of SLH, Lab Holdings transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The net amount transferred to SLH totaled approximately $48 million. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Lab Holdings' historical cost. All stock of SLH was then distributed to the shareholders of Lab Holdings (the Distribution) on March 3, 1997. Lab Holdings was formerly known as Seafield Capital Corporation and changed its name to Lab Holdings in October 1997.

The accompanying consolidated statement of operations and statement of cash flows for the three month period ending March 31, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Lab Holdings.

(3) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

(4)  The components of "Other Liabilities" are as follows:

                             March 31, 1998           December 31, 1997
                         Current    Noncurrent      Current    Noncurrent
                        ----------------------     ----------------------
                                          (in thousands)
Accrued property tax   $    --            --           124           --
Accrued rent expense        120           111          250            12
Deposits                     60           --            10           --
Other                       --            --            26           --
                        ----------------------     ----------------------
                       $    180           111          410            12
                        ======================     ======================

(5) Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options.

There were no adjustments to the income available to common stockholders used in the computation of diluted earnings per share. The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per share calculation.

                                                 Three Months Ended
                                                       March 31,
                                                 1998           1997
                                             -------------------------
Weighted average common shares                9,953,179      9,733,656
Stock options                                 1,054,089        487,372
                                             -------------------------
Weighted average common shares and
  common share equivalents                   11,007,268     10,221,028
                                             =========================

(6) The Company adopted the provisions of the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources. For SLH, those changes are composed of reported net income and changes in unrealized holding gains and losses on marketable equity securities. The components of comprehensive income are as follows.

                                                            March 31,
                                                        1998        1997
                                                       ------------------
                                                          (in thousands)

Net earnings                                         $  2,531       2,176
                                                       ------------------
Other comprehensive income
  Unrealized gains on securities:
    Unrealized holding gain arising
      during the period                                   --        1,375
    Less:  reclassification adjustment
      for gains included in net income                    (81)        --
    Tax expense                                           --          --
                                                       ------------------
    Total other comprehensive income                      (81)      1,375
                                                       ------------------
      Total Comprehensive Income                     $  2,450       3,551
                                                       ==================






ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Selected Financial Data
                                         Three months ended
                                               March 31,
                                        -----------------------
                                           1998        1997
                                        ----------   ----------

Revenues                               $ 3,238,000    4,214,000
Loss from operations                   $  (992,000)  (1,081,000)
Investment and interest income - net   $ 2,521,000    3,206,000
Net earnings                           $ 2,531,000    2,176,000

Per share of common stock:
  Basic net earnings                   $       .25          .22
  Diluted net earnings                 $       .23          .21
Book Value per share                   $      5.01         4.92

Introductory remarks about results of operations

On March 3, 1997, Lab Holdings Inc. (Lab Holdings) distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH or the Company), on the basis of one share of common stock of SLH for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million. The common stock was split three for one on July 21, 1997 and two for one on February 9, 1998 through stock dividends of the additional shares.

This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods when SLH's assets were owned by Lab Holdings and operated as part of Lab Holdings. It should be read in conjunction with the Notes to Consolidated Financial Statements.

Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, an 82% ownership of LabOne, Inc.


FIRST QUARTER ANALYSIS

Real estate revenues in 1998's first quarter were $3.2 million as compared with $4.2 million in 1997's first quarter. The real estate sales revenues in 1998 include the sale of 5 residential units in New Mexico totaling $2.2 million, and approximately 3 acres of undeveloped land zoned for retail use in Kansas for $800,000. In 1997, the real estate sales revenue included the sale of 10 residential units in Florida, New Mexico and Texas totaling $1.8 million and 547 acres of undeveloped land in Texas for $2.2 million. Real estate rental and other revenues were approximately the same in both the first quarters of 1998 and 1997.

At March 31, 1998, real estate holdings include undeveloped commercial and residential land, single-family housing, and commercial structures (all of which are listed for sale, except for the Houston Project which is being developed) located in the following states: Kansas, Nevada, New Mexico, Texas and Wyoming. The total acreage consisted of approximately 400 acres and approximately 35 lots or units for sale. Real estate operations have been influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico. The recent substantial reduction in inventory will influence future period to period comparisons.

Cost of the real estate sales in 1998's first quarter totaled $2.9 million, compared with a cost of approximately $4 million in 1997's first quarter, reflecting the mix of real estate sold during each period as discussed above in the revenue analysis. Real estate operating expenses totaled $323,000 in 1998, compared with $745,000 in 1997. The decrease is attributable to a reduction in expenses associated with the completion of the residential projects and the inventory reductions.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was implemented effective January 1, 1996. A net impairment loss of $179,000 in 1997's first quarter was recorded on real estate held for sale. The impairment loss resulted from changes in estimated expected future cash flows and sales prices on certain properties based on appraisals and other current market conditions.

General and administrative expenses totaled $1 million in 1998's first quarter as compared to $333,000 in 1997's first quarter. General and administrative expenses in 1997's statements of operations included a $250,000 estimated allocation of Lab Holdings' actual costs. The increase in general and administrative expenses during 1998 primarily reflects costs associated with the proposed merger of SLH with Syntroleum, expenses of executive bonuses and slightly increased expenses as a stand alone company in 1998.

The above factors produced a loss from operations of $992,000 in 1998 and $1.1 million 1997.

Investment and interest income in 1998's first quarter totaled $2.5 million, as compared with $3.2 million in 1997's first quarter. The first quarter of 1998 included a gain of approximately $1 million on the sale of shares of a public company (Watson Pharmaceuticals, Inc.) received as the result of a merger with one of SLH's venture capital investments. Additionally in 1998, interest of $856,000 on the federal income tax refunds was recognized resulting from the IRS finalizing interest calculations. In 1997's first quarter, investment income consisted primarily of the sale of shares in the same venture investment for a gain of approximately $3 million.

Interest expense decreased to $1,000 in 1998's first quarter from $44,000 in the same period of 1997 primarily due to interest costs last year associated with state tax issues and the fourth quarter 1997 payment of a real estate mortgage.

Equity in affiliates' operations produced earnings of $6,000 in 1998, compared with a loss of $232,000 in 1997's first quarter. During 1997, the oil and gas partnership interests were sold. SLH's share of these partnerships' first quarter 1997 losses totaled $248,000. The real estate joint venture had earnings of $11,000 in 1998 compared to earnings of $16,000 in 1997.

Equity in earnings of venture capital investment funds totaled $49,000 in 1998 and $58,000 in 1997. These funds invested in development stage companies which may cause earnings to be subject to significant variations.

The $34,000 of other income in 1998 primarily consists of gain on sale of miscellaneous assets and Lab Holdings' services agreement fees, while 1997's other income of $266,000 reflects $508,000 in receipts on receivables accounted for on the cost recovery method and $300,000 for costs associated with the move of SLH to a new location in 1997.

During the first quarter of 1998, income tax benefits of $913,000 were recognized after filing amended state income tax returns reflecting the IRS settlement last year. In 1997's first quarter, tax benefits of $3,000 were recorded as valuation allowances were provided on the federal tax benefits because utilization within the group was not expected.

The net earnings in 1998's first quarter of $2.5 million and $2.2 million in 1997 reflect the above results of operations.


Liquidity and Capital Resources

Prior to September 30, 1996, SLH's liquidity was provided by Lab Holdings. However, as provided in the Distribution Agreement, Lab Holdings transferred to SLH on March 3, 1997, cash of $6.9 million and approximately $3.1 million of short-term investments (consisting of a U.S. Treasury Note which is pledged to a bank for a real estate letter of credit). Additionally, cash generated from operations and the sale of SLH's assets from October 1, 1996 to March 3, 1997 totaling $9.6 million, was transferred to SLH as provided in the Distribution Agreement.

At March 31, 1998, SLH had available $30.3 million in cash and short-term investments. SLH received a federal income tax net refund of approximately $5.9 million in May 1998 for the 1986 to 1989 tax years. SLH has been informed that a federal tax refund of approximately $436,000 for the 1990 tax year is being processed by the IRS. Current assets totaled approximately $40.2 million while current liabilities totaled $643,000. Changes in assets and liabilities on the balance sheet include reductions in the real estate portfolio, the payment of interest on a state income tax liability and the federal income tax refunds.

Cash provided by operations in 1998 totaled $3.3 million, as compared to $4.7 million in 1997. During 1998, the net cash provided by operations included $2.5 million of net earnings, $2.6 million of real estate sales, a decrease in trading portfolios of $2 million, a $1.3 million decrease in accounts receivable, a $1.5 million decrease in interest payable and a $1.1 million change in taxes and other items. During 1997, the net cash provided by operations included $2.2 million of net earnings, $3.8 million of real estate sales and a $1.5 million increase in notes receivable from sales of real estate.

Cash used by investing activities was $17.5 million in 1998's first quarter reflecting purchases of investments available for sale exceeding sales of investments by $17.5 million, while the 1997 cash used by investing activities also reflected purchases of investments available for sale exceeding sales of investments.

Cash used by financing activities in 1998's first quarter reflects the net issuance of SLH's common stock pursuant to SLH's stock option plan, while in 1997's first quarter the cash provided by financing activities represented the capitalization of SLH by Lab Holdings.

Debt associated with real estate totaled $21,000 at both March 31, 1998 and December 31, 1997. SLH is obligated under recourse debt (with an unpaid balance of $6.1 million) of an affiliate which is accounted for on the equity method. SLH's obligation on this recourse debt is secured by a $3 million U.S. Treasury Note. A $1.4 million note receivable was prepaid during 1998's second quarter, therefore the associated debt of $21,000 was also prepaid during 1998's second quarter.

In January 1998, Congress' Joint Committee on Taxation approved the tax refund issues included in SLH's negotiated tax settlement with the Internal Revenue Service relating to tax years 1986 through 1990. SLH received a federal refund of approximately $5.6 million which had been accrued at December 31, 1997 (plus interest of $300,000) in May 1998 for the tax years 1986-1989. An additional check for the 1990 tax year is still pending.
The settlement required the filing of amended state income tax returns during 1998 for the tax years 1986 through 1990.

Management anticipates that future additions to property, plant and equipment will be minimal. SLH estimates that construction and disposal costs to complete real estate projects in development will be approximately
$2 million.   SLH is actively addressing Year 2000 computer concerns and is upgrading one computer system. Management expects that the total cost for Year 2000 compliance should be approximately $15,000.

SLH's Board of Directors declared a two for one split of SLH's common stock effective February 9, 1998. As a result of the split, which was effected as a stock dividend, each stockholder of record on February 2, 1998 received one additional share of common stock for each share of common stock held of record on that date.

On March 31, 1998, SLH Corporation and Syntroleum Corporation announced a definitive agreement to merge the two companies. SLH currently owns approximately 31% of the outstanding capital stock of Syntroleum. The merger has been approved by the Boards of Directors of both companies and is expected to be consummated near the end of the second quarter of 1998. Pursuant to terms of the merger agreement, Syntroleum will merge into SLH and SLH will change its name to Syntroleum Corporation. The consummation of the merger is subject to stockholder approval and customary closing conditions. Stockholder meetings to vote on the proposed merger will be scheduled as soon as a registration statement becomes effective with the Securities and Exchange Commission and proxy materials are finalized.


Recently Issued Accounting Standards

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Lab Holdings with respect to the legal matters described below.

         (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.7 million. In 1997, the defendants appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. The Company expects the appeal to be heard during the second quarter of 1998, with a final decision by the end of 1998.

         (b) Claim Against Scout. On January 30, 1997, Scout Development Corporation was served with a complaint filed in the District Court of Tarrant County, Texas by the parents of a 36 week old fetus who did not survive an automobile accident at an intersection in Fort Worth, Texas, the view of which is alleged to have been obstructed by weeds growing on property that is alleged to have been owned by Scout. The claim was settled in the first quarter 1998 with payment of the settlement being made by the Company's insurance carrier.

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

      (c) Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the Revenue Agent's Reports) from the Internal Revenue Service (the IRS) with respect to its 1986-1990 federal income taxes. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years. In May 1998, the Company received a refund in the amount of $5,966,000, including interest, for the 1986-1989 years. A refund of approximately $436,000 is being processed by the IRS for the 1990 year.

      (d)  California Tax Issues.   The Company also assumed Lab Holdings'
rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in the first quarter 1998.

Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement made it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. Approximately $20,000 was paid with the amended state returns and a $170,000 delayed state tax refund is now expected.

Item 2.  Changes in Securities

         (a)  Changes in Securities:  None

         (b) Under the Kansas General Corporation Code, dividends may be paid out of the Corporation's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At March 31, 1998, the Corporation's surplus (as defined under the Kansas General Corporation
Code) was approximately $50,419,000. However, in connection with the distribution by Lab Holdings, Inc. of all shares of SLH Corporation common stock to Lab Holdings shareholders, effected March 3, 1997, the Corporation agreed that it will not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Lab Holdings.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              27     Financial Data Schedule - as filed electronically by
the Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              A current report on Form 8-K was filed on January 27, 1998 to report that the Registrant's board of directors declared a two for one split of the Registrant's shares of common stock. As a result of the split, which was effected as a stock dividend, each stockholder of record on February 2, 1998 received one additional share of common stock for each share of common stock held. Certificates for the additional shares were mailed to stockholders on February 9, 1998.
              A current report on Form 8-K was filed on March 31, 1998 to report that the Registrant and Syntroleum Corporation have signed a definitive agreement to merge the two companies. The Registrant owns approximately 31% of the outstanding capital stock of Syntroleum. The merger has been approved by the Boards of Directors of both companies and is expected to be consummated near the end of the second quarter 1998.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SLH Corporation

Date May 12, 1998                    By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        President and Chief
                                        Executive Officer


Date May 12, 1998                    By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial and
                                        Accounting Officer and Secretary