Form 10-Q
period 1998-06-30
SLH CORP
filed 1998-08-03
CIK 1029023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----              SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998

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
Number of shares outstanding of only class of Registrant's common stock as of
July 27, 1998:   $.01 par value common - 10,074,721

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


SLH CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
---------------------------------------------------------------------
                                           (unaudited)
                                              June 30,    December 31,
                                               1998           1997
---------------------------------------------------------------------
                                                  (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $     866         20,054
  Short-term investments                      38,094         11,992
  Accounts and notes receivable                3,267            146
  Real estate under contract                   1,436          1,973
  Current income taxes                           180          5,109
  Other current assets                           245            243
                                            ------------------------
    Total current assets                      44,088         39,517
Real estate held for sale                      3,969          6,791
Real estate under development                  2,011          2,267
Investment securities                          1,522          1,530
Investment in affiliates                       1,400          1,280
Property, plant and equipment                     69             83
Notes receivable                                 255          1,680
Other assets                                      29             21
                                            ------------------------
                                           $  53,343         53,169
                                            ========================
LIABILITIES AND COMBINED EQUITY
Current liabilities:
  Accounts payable                         $     162             75
  Other accrued expenses                         451            475
  Interest payable                               --           1,479
  Other current liabilities                       10             10
                                            ------------------------
    Total current liabilities                    623          2,039
Notes payable                                    --              21
Other liabilities                                 79             12
                                            ------------------------
    Total liabilities                            702          2,072
                                            ------------------------
Minority interests                               473             46
                                            ------------------------
Stockholders' Equity:
  Preferred stock of $.01 par value
    with $100 liquidation preference.
    Authorized 1,000,000 shares;
    none issued.                                 --             --
  Common stock of $.01 par value.
    Authorized 30,000,000 shares;
    issued 10,074,721 shares
    (1997-9,902,588 shares)                      101             99
  Paid-in capital                             42,455         45,438
  Retained earnings                            9,612          5,433
  Accumulated other comprehensive income         --              81
                                            ------------------------
    Total stockholders' equity                52,168         51,051
                                            ------------------------
                                           $  53,343         53,169
                                            ========================



See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
                                                    (unaudited)
                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                    1998        1997         1998        1997
------------------------------------------------------------------------------
                                       (in thousands except share amounts)
REVENUES
  Real estate sales            $    3,886       6,975        6,954     11,015
  Real estate rentals and other       251         211          421        385
                                 ---------------------    --------------------
    Total revenues                  4,137       7,186        7,375     11,400
COSTS AND EXPENSES
  Real Estate:
    Cost of sales                   2,044       6,981        4,948     11,019
    Operating expenses                299         818          622      1,563
    Provision for loss on real
      estate held for sale, net      (199)         41         (199)       220
  General and administrative          529         354        1,532        687
                                 ---------------------    --------------------
Earnings (loss) from operations     1,464      (1,008)         472     (2,089)
  Investment and interest income      519       1,918        3,040      5,124
  Interest expense                    --          (45)          (1)       (89)
  Equity in net earnings (loss)
    of affiliates                      14        (137)          20       (369)
  Equity in net earnings of
    venture capital investment
    funds                              61          24          110         82
  Other income                         18         169           52        435
                                 ---------------------    --------------------
Earnings before income taxes        2,076         921        3,693      3,094
  Income taxes (benefit)              --           (5)        (913)        (8)
                                 ---------------------    --------------------
Earnings before minority interests  2,076         926        4,606      3,102
  Minority interests                  428         --           427        --
                                 ---------------------    --------------------
Net earnings                   $    1,648         926        4,179      3,102
                                 =====================    ====================

Per share of common stock
  Basic net earnings           $      .16         .10          .42        .32
  Diluted net earnings         $      .15         .09          .38        .29
  Book value                   $     5.18        4.88         5.18       4.88
Weighted average common shares 10,074,721   9,733,656   10,014,286  9,733,656
Weighted average common shares
  and equivalents              10,925,601  10,697,394   10,966,308 10,624,866
Shares outstanding
  end of period                10,074,721   9,733,656   10,074,721  9,733,656

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity and Comprehensive Income
Six Months Ended June 30, 1998 (unaudited)
---------------------------------------------------------------------------
                                            Comprehensive     Stockholders'
                                                Income           Equity
---------------------------------------------------------------------------
                                                     (in thousands)

Common stock:
  Balance, beginning of period               $                         99
  Exercise of stock options                                             2
                                                                 --------
  Balance, end of period                                              101
                                                                 --------

Paid-in capital:
  Balance, beginning of period                                     45,438
  Exercise of stock options                                        (2,983)
                                                                 --------
  Balance, end of period                                           42,455
                                                                 --------

Retained earnings:
  Balance, beginning of period                                      5,433
  Net earnings                                   4,179              4,179
                                                                 --------
  Balance, end of period                                            9,612
                                                                 --------

Accumulated other comprehensive income
  Balance, beginning of year                                           81
  Unrealized gains on securities, net of
    reclassification adjustment                    (81)               (81)
                                                                 --------
  Balance, end of period                      --------                 --
                                                                 --------

    Totals                                   $   4,098             52,168
                                              ========           ========


See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.




SLH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------
                                                        (unaudited)
                                                       Six months ended
                                                           June 30,
                                                      1998        1997
-----------------------------------------------------------------------
                                                       (in thousands)
OPERATING ACTIVITIES
Net earnings                                       $  4,179       3,102
Adjustments to reconcile net earnings
  to net cash provided by operations:
    Depreciation and amortization                        27          78
    Earnings applicable to minority interests           427         --
    Equity in (earnings) losses of affiliates           (20)        369
    Equity in earnings of venture capital
      investment funds                                  (76)        (82)
    Provision for loss on real estate held for sale    (199)        220
    Sales of real estate                              4,334      10,045
    Increase in notes receivable from sales
      of real estate                                    --       (1,780)
    Collections of notes receivable from sales
      of real estate                                  1,425         100
    Additions to real estate held for sale             (133)       (233)
    Additions to real estate under development         (235)        --
    Change in short-term trading portfolio, net       1,968      (2,279)
    Change in accounts receivable                    (3,122)     (1,178)
    Change in accounts payable                           87         (27)
    Change in interest payable                       (1,479)        --
    Increase in deposits                                --         (225)
    Income taxes and other                            4,760        (534)
                                                   --------------------
Net cash provided by operations                      11,943       7,576
                                                   --------------------
INVESTING ACTIVITIES
Investments in affiliates                              (100)     (1,500)
Distribution from venture capital
  investment funds                                       84         445
Purchase of investments available for sale          (59,567)    (10,119)
Sale of investments available for sale               31,473       2,500
Additions to property, plant and equipment, net         (19)        (51)
                                                   --------------------
Net cash used by investing activities               (28,129)     (8,725)
                                                   --------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                            --           41
Payment of principal on long-term debt                  (21)        (20)
Capitalization by Lab Holdings, Inc.                    --       10,000
Net issuance of stock pursuant to stock option
    plan                                             (2,981)        --
                                                   --------------------
Net cash provided (used) by financing
  activities                                         (3,002)     10,021
                                                   --------------------
Net increase (decrease) in cash
  and cash equivalents                              (19,188)      8,872
Cash and cash equivalents - beginning of period      20,054       3,925
                                                   --------------------
Cash and cash equivalents - end of period          $    866      12,797
                                                   ====================

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
  Interest (net of amount capitalized)             $      2          54
                                                   ====================
  Income taxes, net                                $ (5,842)         33
                                                   ====================

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



SLH CORPORATION
Notes to Consolidated Financial Statements
June 30, 1998 and 1997

(1) The interim financial information furnished herein is unaudited while the balance sheet at December 31, 1997 is derived from audited financial statements. In the opinion of management, the financial information reflects all adjustments which are necessary to fairly state SLH Corporation's (SLH or the Company) financial position at June 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997. All adjustments made in the interim period were of a normal recurring nature. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and therefore included in the financial statements are certain amounts based on management's informed estimates and judgments. The financial information herein is not necessarily representative of a full year's operations because levels of sales, interest rates and other factors fluctuate throughout the fiscal year. These same considerations apply to all year to year comparisons. Certain 1997 amounts have been reclassified for comparative purposes with no effect on net earnings (loss). See SLH's Annual Report pursuant to Section 13 to the Securities Exchange Act of 1934 (Form 10-K as amended) for additional information not required by this Quarterly Report on Form 10-Q.

(2) On March 31, 1998, SLH and Syntroleum Corporation (which is 31% owned by SLH) announced a definitive agreement to merge the two companies. The merger had been approved by the boards of directors of both companies. On July 2, 1998, the Securities and Exchange Commission declared effective the SLH Registration Statement on Form S-4 which includes a Joint Proxy Statement for SLH and Syntroleum Corporation (Syntroleum) stockholders' meetings to consider and vote on the merger. Both stockholders' meetings will take place on August 6, 1998.

In the merger, each outstanding share of Syntroleum common stock will be converted into a number of SLH shares of common stock equal to the ratio of an "implied" market value of Syntroleum common stock divided by the market value of the SLH common stock during the five trading days before the SLH meeting of stockholders. In addition, the name of SLH will be changed to Syntroleum, and SLH management and six of the eight SLH directors will be replaced with Syntroleum management and directors.

(3) Pursuant to a Distribution Agreement between SLH and Lab Holdings, Inc. (Lab Holdings), the former parent company of SLH, Lab Holdings transferred certain assets (the Transfer Assets) and liabilities (the Transfer Liabilities), including two wholly-owned subsidiaries, Scout Development Corporation (Scout) and BMA Resources, Inc. (Resources), to SLH on February 28, 1997. The net amount transferred to SLH totaled approximately $48 million. The Transfer Assets and Transfer Liabilities are reflected in SLH's financial statements at Lab Holdings' historical cost. All stock of SLH was then distributed to the shareholders of Lab Holdings (the Distribution) on March 3, 1997. Lab Holdings was formerly known as Seafield Capital Corporation and changed its name to Lab Holdings in October 1997.

The accompanying consolidated statement of operations and statement of cash flows for the six month period ending June 30, 1997 includes the results of operations and cash flows for January and February 1997 when the Transfer Assets and Transfer Liabilities were owned and operated by Lab Holdings.

(4) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

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

                                                  Six Months Ended
                                                       June 30,
                                                 1998           1997
                                             -------------------------
Weighted average common shares               10,014,286      9,733,656
Stock options                                   952,022        891,210
                                             -------------------------
Weighted average common shares and
  common share equivalents                   10,966,308     10,624,866
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
                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                      1998     1997         1998     1997
                                   ---------------------------------------
                                                (in thousands)

Net earnings                       $  1,648      926        4,179    3,102
                                     --------------------------------------
Other comprehensive income:
  Unrealized gains on securities:
      Unrealized holding gain
        arising during the period       --        56          --     1,431
      Less:  reclassification
        adjustment for gains
        included in net income          --    (1,389)         (81)  (1,389)
      Tax expense                       --       --           --       --
                                     --------------------------------------
    Total other comprehensive income    --    (1,333)         (81)      42
                                     --------------------------------------
Total Comprehensive Income         $  1,648     (407)       4,098    3,144
                                     ======================================

(7) (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings; the Court of Appeals remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.7 million. In 1997, the defendants appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. The appeal was heard during the second quarter of 1998, and a final decision is expected by the end of 1998.

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

(c) Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the Revenue Agent's Reports) from the Internal Revenue Service (the IRS) with respect to its 1986-1990 federal income taxes. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years. In the second quarter 1998, the Company received federal tax refunds of approximately $5.9 million for the 1986-1990 years. An additional check for interest on the 1990 tax refund is still pending.

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






 ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Selected Financial Data

                             Three months ended        Six Months Ended
                                   June30,                 June 30,
                           -----------------------  ----------------------
                              1998        1997        1998         1997
                           ----------   ----------  ----------   ---------

Revenues                 $ 4,137,000     7,186,000   7,375,000  11,400,000
Earnings (loss) from
  operations             $ 1,464,000    (1,008,000)    472,000  (2,089,000)
Investment and interest
  income - net           $   519,000     1,918,000   3,040,000   5,124,000
Net earnings             $ 1,648,000       926,000   4,179,000   3,102,000

Per share of common stock:
  Basic net earnings     $       .16           .10         .42        .32
  Diluted net earnings   $       .15           .09         .38        .29
Book Value per share     $      5.18          4.88        5.18       4.88

Introductory remarks about results of operations

On March 3, 1997, Lab Holdings, Inc. (Lab Holdings) distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH Corporation (SLH or the Company), on the basis of one share of common stock of SLH for each four shares of Lab Holdings common stock held. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities, including two wholly-owned subsidiaries, Scout Development Corporation and BMA Resources, Inc., to SLH. The net assets distributed to SLH totaled approximately $48 million.

The 1997 financial information reflects the split of SLH's common stock three for one on July 21, 1997 and two for one on February 9, 1998 through stock dividends of additional shares.

This Management's Discussion and Analysis of Financial Condition and Results of Operations covers periods during which SLH's assets were owned and operated by Lab Holdings. It should be read in conjunction with the Notes to Consolidated Financial Statements.

Prior to October 20, 1997, Lab Holdings was named Seafield Capital Corporation (Seafield). Seafield changed its name to Lab Holdings for better identification with its primary asset, an 82% ownership of LabOne, Inc.



SECOND QUARTER ANALYSIS

Real estate revenues in 1998's second quarter were $4.1 million compared with $7.2 million in 1997's second quarter. The real estate sales revenues in 1998 include the sale of 17.5 acres of land for commercial usage in Texas for $2.3 million, the sale of one residential unit in New Mexico for $525,000, and the sale of approximately 4 acres of land zoned for retail use in Kansas for $1.1 million. In 1997, the real estate sales revenue included the sale of 10 residential units in Florida and New Mexico for a total of $6.2 million and 205 acres of undeveloped land in Texas for $820,000. Real estate rental and other revenues increased slightly in the second quarter primarily reflecting prepayment fees received on a purchase money mortgage.

At June 30, 1998, real estate holdings include undeveloped commercial and residential land (359 acres), three single-family condominium units in New Mexico, and commercial structures. The real estate holdings are all listed for sale, except the 341 acre Houston Project which is being developed and a second quarter 1998 equity investment in a hotel in Tulsa, and are located in the following states: Kansas, Nevada, New Mexico, Oklahoma, Texas and Wyoming. Real estate under contract for sale at June 30, 1998 included the last three residential units in New Mexico and 23 lots in Texas. Real estate operations have been influenced from period to period by several factors including seasonal sales cycles. The recent substantial reduction in real estate inventory will influence future period to period comparisons. Revenues should decrease with less inventory available for sale. The timing of these fewer sales will also create variances in period to period earnings recognition.

Cost of the real estate sales in 1998's second quarter totaled $2 million, compared with a cost of approximately $7 million in 1997's second quarter, reflecting the mix of real estate sold during each period as discussed in the revenue analysis above. Real estate operating expenses totaled $299,000 in 1998, compared with $818,000 in 1997. The reduction is attributable to position eliminations and other cost reductions associated with the decreasing real estate portfolio.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was implemented effective January 1, 1996. A net impairment loss of $41,000 in 1997's second quarter was recorded on real estate held for sale. The impairment loss resulted from changes in estimated expected future cash flows and sales prices on certain properties based on appraisals and other current market conditions. In 1998's second quarter, the significant reductions in real estate inventory from sales, project completion and market condition changes produced net gains of $199,000.

General and administrative expenses totaled $529,000 in 1998's second quarter compared to $354,000 in 1997's second quarter. The increase during 1998 primarily reflects costs associated with the proposed merger of SLH with Syntroleum Corporation (Syntroleum) and slightly increased expenses as a stand alone company in 1998.

The above factors produced earnings from operations of $1.5 million in 1998's second quarter compared to a loss of $1 million in 1997's second quarter.

Investment and interest income in 1998's second quarter totaled $519,000, compared with $1.9 million in 1997's second quarter. The second quarter of 1997 included a gain of approximately $1.4 million on the sale of shares of a public company (Watson Pharmaceuticals, Inc.) owned by SLH and received as the result of a merger with one of SLH's venture capital investments.

Interest expense was zero in 1998's second quarter compared to $45,000 in 1997's second quarter. Interest expense last year was primarily due to non-recurring interest costs in 1997 associated with state tax issues and the fourth quarter 1997 payment of a real estate mortgage.

Equity in affiliates' operations produced earnings of $14,000 in 1998's second quarter compared with a loss of $137,000 in 1997's second quarter. During 1997, the Company's oil and gas partnership interests were sold. SLH's share of these partnerships' second quarter 1997 losses totaled $145,000. SLH's shopping center joint venture had earnings of $14,000 in 1998's second quarter compared to earnings of $8,000 in 1997's second quarter.

Equity in earnings of venture capital investment funds totaled $61,000 in 1998's second quarter and $24,000 in 1997's second quarter. These funds are invested in development stage companies which may cause earnings in these funds to be subject to significant variations.

The $18,000 of other income in 1998's second quarter primarily consists of Lab Holdings' services agreement fees, while 1997's second quarter other income of $169,000 reflects receipts on receivables accounted for on the cost recovery method.

Taxable gains on the sale of real estate in 1998 were offset by loss carryovers from 1997. In 1997's second quarter, limited tax benefits of $5,000 were recorded as valuation allowances were provided on the remaining federal tax benefits because utilization within the group was not expected.

Minority interest of $428,000 in 1998's second quarter reflects a minority partner's share of the sale of the commercial acres in the Houston real estate project.

The net earnings in 1998's second quarter of $1.6 million and $926,000 in 1997 reflect the above results of operations.


FIRST SIX MONTHS ANALYSIS

Real estate revenues in 1998's first six months were $7.4 million compared with $11.4 million in 1997's first six months. Real estate sales revenues in 1998 include the closing on sales of 6 residential units or lots in New Mexico ($2.8 million) and 24.5 acres of land in Texas and Kansas ($4.2 million). In 1997's first six months, real estate sales revenue included the closing on sales of 20 residential units or lots in Florida, New Mexico and Texas ($7.9 million) and 752 acres of land in Texas ($3.1 million).

Real estate rental and other revenues increased slightly to $421,000 in 1998's first six months from $385,000 in 1997's first six months. Real estate operations are influenced from period to period by several factors including seasonal sales cycles for projects in Florida and New Mexico.

Cost of the real estate sales in 1998's first six months totaled $4.9 million, compared with a cost of $11 million in the first six months of 1997, reflecting the mix of real estate sale closings during each period as discussed in the revenue analysis above. Real estate operating expenses totaled $622,000 in 1998's first six months, compared with $1.6 million in 1997's first six months. The reduction is attributable to position eliminations and other cost reductions associated with the decreasing real estate portfolio.

A $220,000 net impairment loss on real estate held for sale was recorded in 1997's first six months. The impairment losses resulted from changes in estimated expected future cash flows based primarily on lower expected sales prices on certain properties based on current market conditions. In 1998's second quarter, the significant reductions in real estate inventory from sales, project completion and market condition changes produced net gains of $199,000.

General and administrative expenses totaled $1.5 million in 1998's first six months compared to $687,000 in 1997's first six months. The increase during 1998 primarily reflects costs associated with the proposed merger of SLH with Syntroleum, executive bonuses and increased expenses as a stand alone company in 1998.

The above factors produced earnings from operations of $472,000 in 1998's first six months compared to a loss of $2.1 million in 1997's first six months.

Investment and interest income in 1998's first six months totaled $3 million, compared with $5.1 million in 1997's first six months. The first six months of 1998 included a gain of approximately $1 million on the sale of shares of a public company (Watson Pharmaceuticals, Inc.) owned by SLH and received as the result of a merger with one of SLH's venture capital investments. Additionally in 1998, interest of $885,000 on the federal income tax refunds was recognized as well as interest on invested cash. In 1997's first six months, investment income consisted primarily of the sale of Watson Pharmaceuticals shares for a gain of approximately $4.4 million.

Interest expense decreased to $1,000 in 1998's first six months from $89,000 in the same period of 1997 primarily due to non recurring interest costs in 1997 associated with state tax issues and the fourth quarter 1997 payment of a real estate mortgage.

Equity in affiliates' operations produced earnings of $20,000 in 1998's first six months, compared with a loss of $369,000 in 1997's first six months. During 1997, the Company's oil and gas partnership interests were sold. SLH's share of these partnerships' losses during the first six months of 1997 losses were $394,000. SLH's shopping center joint venture had earnings of approximately $25,000 in the first six months of both 1998 and 1997.

Equity in earnings of venture capital investment funds totaled $110,000 in 1998's first six months and $82,000 in 1997's first six months. These funds invested in development stage companies which may cause earnings in these funds to be subject to significant variations.

The $52,000 of other income in 1998's first six months primarily consists of gain on sale of miscellaneous assets and Lab Holdings' services agreement fees. The $435,000 of other income in 1997's first six months reflects receipts on receivables accounted for on the cost recovery method, net of $300,000 for costs associated with the move of SLH offices to a new location in 1997.

During the first six months of 1998, income tax benefits of $913,000 were recognized after filing amended state income tax returns reflecting the IRS settlement last year. Taxable gains on the sale of real estate in 1998's first six months were offset by losses carried forward from 1997. In 1997's first six months, limited tax benefits of $8,000 were recorded as valuation allowances were provided on the remaining federal tax benefits because utilization within the group was not expected.

Minority interest of $427,000 in 1998's first six months reflects a minority partner's share of the sale of commercial acres in the Houston real estate project.

The net earnings in 1998's first six months of $4.2 million and $3.1 million in 1997 reflect the above results of operations.

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

At June 30, 1998, SLH had available $39 million in cash and short-term investments. SLH received a federal income tax net refund of approximately $5.9 million in the second quarter of 1998 for the 1986 to 1990 tax years. Current assets totaled approximately $44.1 million while current liabilities totaled $623,000. Changes in assets and liabilities on the balance sheet reflect reductions in the real estate portfolio, the payment of interest on a state income tax liability and the federal income tax refunds.

Cash provided by operations in 1998's first six months totaled $11.9 million, compared to $7.6 million in 1997's first six months. During 1998, net cash provided by operations primarily consisted of federal tax refunds and real estate sales. During 1997, the net cash provided by operations primarily resulted from real estate sales net of changes in accounts receivable and the short-term trading portfolio.

Cash used by investing activities was $28.1 million in 1998's first six months reflecting purchases of investments available for sale exceeding sales of investments and a $100,000 equity investment in a hotel being renovated in Tulsa adjacent to Syntroleum's corporate headquarters. Cash used by investing activities totaled $8.7 million in 1997's first six months and reflected purchases of investments available for sale exceeding sales of investments and a $1.5 million equity investment in an affiliate of Syntroleum engaged in the proposed development of a specialty products GTL plant.

Cash used by financing activities in 1998's first six months reflects the net issuance of SLH's common stock pursuant to SLH's stock option plan, while in 1997's first six months the cash provided by financing activities represented the capitalization of SLH by Lab Holdings.

A $1.4 million note receivable was prepaid during 1998's second quarter, therefore the associated debt of $21,000 was also prepaid during 1998's second quarter. SLH is obligated under recourse debt (with an unpaid balance of $6 million) of an affiliate which is accounted for on the equity method. SLH's obligation on this recourse debt is secured by a $3 million U.S. Treasury Note.

In January 1998, the United States Congress Joint Committee on Taxation approved the tax refund issues included in SLH's negotiated tax settlement with the Internal Revenue Service relating to tax years 1986 through 1990. In 1998's second quarter, SLH received federal tax refunds of approximately $5.9 million which had been accrued at December 31, 1997 for the tax years 1986-1990. An additional refund for interest on the 1990 tax year is still pending. The settlement required the filing of amended state income tax returns during 1998 for the tax years 1986 through 1990.

Management anticipates that future additions to property, plant and equipment will be minimal. SLH estimates that construction and disposal costs to complete real estate projects in development will be approximately
$3 million.   SLH is actively addressing Year 2000 computer concerns and is upgrading one computer system. Management expects that the total cost for Year 2000 compliance should be approximately $15,000.

SLH's Board of Directors declared a two for one split of SLH's common stock effective February 9, 1998. As a result of the split, which was effected as a stock dividend, each stockholder of record on February 2, 1998 received one additional share of common stock for each share of common stock held of record on that date.


Merger

On March 31, 1998, SLH and Syntroleumr Corporation (Syntroleum) signed a definitive agreement to merge the two companies.

On July 2, 1998, SLH announced that the Securities and Exchange Commission
(SEC) had declared effective the SLH Registration Statement on Form S-4 which includes a Joint Proxy Statement for SLH and Syntroleum stockholders' meetings on August 6, 1998 to consider and vote on the merger.

In the merger, each outstanding share of Syntroleum common stock is to be converted into a number of SLH shares of common stock equal to the ratio of an "implied" market value of Syntroleum common stock divided by the market value of the SLH common stock during the five trading days before the SLH meeting of stockholders. In addition, the name of SLH will be changed to Syntroleum, and SLH management and six of the eight SLH directors will be replaced with Syntroleum management and directors. P. Anthony Jacobs, Chairman of SLH, and James R. Seward, President and CEO of SLH, who are currently directors of both companies, will remain as directors of the merged company.

The merger will be accounted for as a reverse acquisition using the purchase method of accounting in accordance with the Accounting Principles Board Opinion No. 16. Although SLH is the surviving corporation in the merger for legal purposes, Syntroleum will be the acquirer for accounting purposes. For purposes of preparing its consolidated financial statements, the combined company will establish a new accounting basis for SLH's assets and liabilities using the fair values thereof, based upon the consideration paid in the merger and Syntroleum's costs of the merger. A final determination of required purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has not yet been made; however, management does not believe the adjustments to the SLH assets, if any, will be material. For financial reporting purposes, the results of operations of SLH will be included in the combined company's consolidated statement of operations following the effective date of the merger.

Because Syntroleum expects to incur significant costs in connection with the development, design and construction of its specialty product plants and plants constructed through its efforts with industry partners and others and does not anticipate receiving any revenues from such ventures in the near future, the combined company may operate at a loss unless and until revenues are recognized from these plants or additional license fees are received from licensees and recognized as revenue. In this regard, Syntroleum reported a net loss of $2.7 million during the second quarter of 1998 and a net loss of $5.6 million for the six months ended June 30, 1998. Syntroleum's operating revenues during the second quarter of 1998 and the six months ended June 30, 1998 were $466,000 and $851,000, respectively. Syntroleum's total costs and expenses during the second quarter of 1998 and the six months ended June 30, 1998 were $3.3 million and $6.7 million, respectively. Syntroleum's other income during the second quarter of 1998 and the six months ended June 30, 1998 were $85,000 and $205,000, respectively. Syntroleum funded its expenses during the first quarter of 1998 primarily using its operating revenues and cash received as deposits and option fees under its license agreements. Syntroleum's accounting policy is to initially defer recognition as revenue of the deposits and option fees under its license agreements and recognize 50% of such deposits and option fees in the period in which the process design package under the agreement is delivered and recognize 50% of such fees when the plant has passed certain performance tests.

Syntroleum's estimated expenses of $1,250,000 incurred in connection with the merger will be capitalized in accordance with the purchase method of accounting. SLH's estimated expenses of approximately $1,750,000 in connection with the merger are being expensed.

The Assignment and Assumption Agreement between SLH and Lab Holdings imposes a restriction on the payment of dividends and redemptions of SLH capital stock that expires on February 28, 1999. On June 1, 1998, SLH and Lab Holdings agreed that the restrictions would expire upon the effective date of the Merger.

Recently Issued Accounting Standards

No recently issued accounting standards presently exist which will require adoption in future periods.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Under the Distribution Agreement and Related Assignment, the Company has assumed the rights and obligations of Lab Holdings with respect to the legal matters described below.

         (a) Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill (SOM) which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings. The Court of Appeals remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to a judge. On January 21, 1997, the judge entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest is approximately $5.7 million. The defendants appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. The appeal was heard during the second quarter of 1998, and a final decision is expected by the end of 1998.

      (b) Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the Revenue Agent's Reports) from the Internal Revenue Service (the IRS) with respect to its 1986-1990 federal income taxes. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years. In the second quarter 1998, the Company received federal tax refunds of approximately $5.9 million for the 1986-1990 years. An additional amount for interest on the 1990 tax refund is still pending.

      (c)  California Tax Issues.   The Company also assumed Lab Holdings'
rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in the first quarter 1998.

Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement made it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. Approximately $20,000 was paid with the amended state returns and a $170,000 delayed state tax refund is now expected.

Item 2.  Changes in Securities

         (a)  Changes in Securities:  None

         (b) Under the Kansas General Corporation Code, dividends may be paid out of the Corporation's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At June 30, 1998, the Corporation's surplus (as defined under the Kansas General Corporation Code) was approximately $52,067,000. In connection with the distribution by Lab Holdings of all shares of SLH common stock to Lab Holdings shareholders, effected March 3, 1997, SLH agreed that it will not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Lab Holdings. On June 1, 1998, SLH and Lab Holdings agreed that the restrictions would expire upon the effective date of the proposed merger between SLH and Syntroleum.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Securities Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              4.1 Certificate of Designations of Series A Junior Participating Preferred Stock of SLH Corporation dated February 19, 1997, together with Statement of Increase dated June 1, 1998 (incorporated by reference to Exhibit 4.3 to the SLH Registration Statement on Form S-4, Registration No. 333-50253).
             10.1 Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement, dated as of June 1, 1998, (incorporated by reference to
Exhibit 10.29 to the SLH Registration Statement on Form S-4, Registration No. 333-50253).
             27    Financial Data Schedule - as filed electronically by the
Registrant in conjunction with this Form 10-Q.

         (b)  Reports on Form 8-K:
              None.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SLH Corporation

Date August 3, 1998                  By  /s/  James R. Seward
                                        ----------------------------
                                        James R. Seward
                                        President and Chief
                                        Executive Officer


Date August 3, 1998                  By  /s/  Steven K. Fitzwater
                                        ----------------------------
                                        Steven K. Fitzwater
                                        Vice President, Chief Financial and
                                        Accounting Officer and Secretary