Form 10-Q
period 1998-09-30
SYNTROLEUM CORP
filed 1998-11-13
CIK 1029023

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number 000-21911


                            SYNTROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)


                  Kansas                                 43-1764632
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      1350 South Boulder, Suite 1100                     74119-3295
             Tulsa, Oklahoma                             (Zip Code)
  (Address of principal executive offices)

                                 (918)592-7900
             (Registrant's telephone number, including area code)

                                SLH CORPORATION
                          5000 W. 95th St., Suite 260
                        Shawnee Mission, Kansas  66207
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes    X        No      .
                                                         -------       ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                    Class                         NOVEMBER 1, 1998
                    -----                         ----------------
                   Common                            26,900,052

                            SYNTROLEUM CORPORATION
                              INDEX TO FORM 10-Q


                       PART I.    FINANCIAL INFORMATION

                                                                                            Page
ITEM 1.  Financial Statements.
     Unaudited Condensed Consolidated Balance Sheets as of
      September 30, 1998 and December 31, 1997.............................................   3

     Unaudited Condensed Consolidated Statements of Operations for
      the Three and Nine Month Periods ended September 30, 1998 and 1997...................   4

     Unaudited Condensed Consolidated Statements of Stockholders'
      Equity for the Nine Month Period ended September 30, 1998............................   5

     Unaudited Condensed Consolidated Statements of Cash Flows for
      the Nine Month Periods ended September 30, 1998 and 1997.............................   6

 Notes to Unaudited Condensed Consolidated Financial Statements............................   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................  11

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk........................  18

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................  19

ITEM 2.  Changes in Securities and Use of Proceeds.........................................  20

ITEM 3.  Defaults Upon Senior Securities...................................................  20

ITEM 4.  Submission of Matters to a Vote of Security Holders...............................  20

ITEM 5.  Other Information.................................................................  21

ITEM 6.  Exhibits and Reports on Form 8-K..................................................  22

SIGNATURES.................................................................................  24

INDEX TO EXHIBITS..........................................................................  25

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                          SEPTEMBER 30, 1998                    DECEMBER 31, 1997
                                                                         --------------------                   -----------------
                                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $ 27,829                            $ 10,158
     Short-term investments                                                           13,777                                  --
     Accounts and notes receivable                                                     1,041                                 448
     Income taxes receivable                                                             180                                  --
     Other current assets                                                                548                                  16
                                                                       ---------------------                    -----------------
          Total current assets                                                        43,375                              10,622

REAL ESTATE HELD FOR SALE                                                              3,969                                  --
REAL ESTATE UNDER DEVELOPMENT                                                          2,142                                  --
INVESTMENT SECURITIES                                                                  1,451                                  --
PROPERTY, PLANT AND EQUIPMENT, net                                                     3,092                               1,245
OTHER ASSETS                                                                             542                                 224
                                                                       ---------------------                    -----------------
                                                                                    $ 54,571                            $ 12,091
                                                                       =====================                    =================

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $  1,571                            $    677
     Other liabilities                                                                   627                                  99
                                                                       ---------------------                    -----------------
          Total current liabilities                                                    2,198                                 776

OTHER NONCURRENT LIABILITIES                                                             129                                  60
DEFERRED REVENUE                                                                      11,000                              11,000
                                                                       ---------------------                    -----------------
          Total liabilities                                                           13,327                              11,836
MINORITY INTERESTS                                                                     1,335                               1,497
                                                                       ---------------------                    -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock                                                                      --                                  --
     Common stock                                                                        346                                 245
     Paid-in capital                                                                  63,810                              14,028
     Notes receivable from sale of common stock                                         (699)                               (699)
     Accumulated deficit                                                             (23,471)                            (14,805)
                                                                       ---------------------                    -----------------
                                                                                      39,986                              (1,231)
     Less-treasury stock                                                                 (77)                                (11)
                                                                       ---------------------                    -----------------
          Total stockholders' equity                                                  39,909                              (1,242)
                                                                       ---------------------                    -----------------
                                                                                    $ 54,571                            $ 12,091
                                                                       =====================                    =================

      See notes to unaudited condensed consolidated financial statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                  FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                            -----------------------------          ---------------------------------
                                                                  1998           1997                   1998                1997
                                                            -------------    ------------          --------------     --------------


REVENUES:
     Real estate sales                                      $       1,560     $        --          $        1,560     $           --
     Joint development revenue                                        635             747                   1,486              1,579
     Other                                                            119              --                     119                  1
                                                            -------------    ------------          --------------     --------------

          Total revenues                                            2,314             747                   3,165              1,580


COSTS AND EXPENSES:
     Cost of real estate sold                                       1,538              --                   1,538                 --
     Real estate operating expense                                    145              --                     145                 --
     Pilot plant and research and development                         687             771                   2,243              2,265
     General and administrative and other                           3,387           1,326                   8,535              2,754
                                                            -------------    ------------          --------------     --------------

          Income (loss) from operations                            (3,443)         (1,350)                 (9,296)           (3,439)


INVESTMENT AND INTEREST INCOME                                        412             110                     603               214
EQUITY IN LOSS OF AFFILIATES                                          (16)             --                     (16)               --
INTEREST EXPENSE                                                       --              --                      --               (22)

OTHER INCOME                                                           11              --                      11                --
                                                            -------------    ------------          --------------     --------------


    Income (loss) before income taxes                              (3,036)         (1,240)                 (8,698)           (3,247)

PROVISION (BENEFIT) FOR INCOME TAXES                                   --              --                      --                --
INCOME (LOSS) BEFORE MINORITY INTERESTS                            (3,036)         (1,240)                 (8,698)           (3,247)
MINORITY INTERESTS                                                     18               1                      32                 2
                                                            -------------    ------------          --------------     --------------

NET INCOME (LOSS)                                             $    (3,018)    $    (1,239)         $      (8,666)     $      (3,245)
                                                            =============    ============          ==============     ==============

NET INCOME (LOSS) PER SHARE
   BASIC AND DILUTED                                          $     (0.12)    $     (0.05)         $       (0.35)     $       (0.14)
                                                            =============    ============          ==============     ==============

COMMON SHARES OUTSTANDING                                      26,900,052      24,500,236              26,900,052        24,500,236
                                                            =============    ============          ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                                25,934,909      23,888,052              24,983,715        23,769,047
                                                            =============    ============          ==============     ==============


      See notes to unaudited condensed consolidated financial statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)



                                                                                NOTES
                                         COMMON STOCK                        RECEIVABLES
                                    ----------------------    ADDITIONAL      FROM SALE                                  TOTAL
                                        NUMBER                 PAID IN        OF COMMON      ACCUMULATED   TREASURY   STOCKHOLDERS'
                                      OF SHARES     AMOUNT     CAPITAL          STOCK          DEFICIT       STOCK       EQUITY
                                    -----------  ---------    ----------     ----------      -----------   --------   -------------
BALANCE, January 1, 1998                 24,502  $     245    $   14,028     $     (699)     $   (14,805)    $    (11) $     (1,242)
RETIREMENT OF TREASURY STOCK                 (2)        --           (11)            --               --           11            --
MERGER WITH SLH CORPORATION              10,075        101        49,793             --               --          (77)       49,817
NET INCOME (LOSS)                            --         --            --             --           (8,666)          --        (8,666)

                                    -----------  ---------    ----------     ----------      -----------     --------  ------------
BALANCE, September 30, 1998              34,575  $     346    $   63,810     $     (699)     $   (23,471)    $    (77) $     39,909
                                    ===========  =========    ==========     ==========      ===========     ========  ============


      See notes to unaudited condensed consolidated financial statements.

                            SYNTROLEUM CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                             ---------------------------------------------------
                                                                                      1998                        1997
                                                                             -----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                                                $            (8,666)         $           (3,245)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operations, net of acquisition of
    SLH Corporation:
   Stock issued for services                                                                      --                          34
   Interest on conversion of debenture                                                            --                          22
   Minority interest in loss of subsidiary                                                       (32)                         (2)
   Depreciation and amortization                                                                 199                          39
   Writedown of property and equipment                                                            --                         414
   Equity in (earnings) losses of affiliates                                                      16                          --
   Sales of real estate                                                                        1,322                          --
   Additions to real estate under development                                                    (47)                         --
    Changes in assets and liabilities-
        Accounts receivable                                                                      285                        (532)
        Other assets                                                                            (542)                        (32)
        Accounts payable                                                                         554                         243
        Other liabilities                                                                     (1,998)                        125
        Deferred revenue                                                                          --                      11,000
                                                                             -----------------------     -----------------------
              Net cash provided by (used in) operating activities                             (8,909)                      8,066
                                                                             -----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                         (1,967)                       (457)
   Distribution from venture capital investment funds                                             71                          --
   Maturity of investments acquired from SLH Corporation                                      26,774                          --
                                                                             -----------------------     -----------------------
              Net cash provided by (used in) investing activities                             24,878                        (457)
                                                                             -----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash acquired in merger with  SLH Corporation                                                 713                          --
   Payments under capital lease                                                                  (11)                         --
   Minority interest investment in subsidiary                                                  1,000                       1,500
   Proceeds from sale of common stock                                                             --                         160
   Treasury stock purchased                                                                       --                         (11)
                                                                             -----------------------     -----------------------
              Net cash provided by financing activities                                        1,702                       1,649
                                                                             -----------------------     -----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     17,671                       9,258
CASH AND CASH EQUIVALENTS, beginning of period                                                10,158                         882
                                                                             -----------------------     -----------------------
CASH AND CASH EQUIVALENTS, end of period                                         $            27,829          $           10,140
                                                                             =======================     =======================

      See notes to unaudited condensed consolidated financial statements.

                            SYNTROLEUM CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


1.  BASIS OF  REPORTING

     The condensed consolidated financial statements included in this report have been prepared by Syntroleum Corporation ("Syntroleum" or the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Joint Proxy Statement/Prospectus filed with the SEC pursuant to Rule 424 under the Securities Act of 1933, as amended, on July 6, 1998 (the "Joint Proxy Statement/Prospectus").

     The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These subsidiaries include BMA Resources, Inc., Scout Development Corporation, Scout Development Corporation of New Mexico, Lot Development, Inc., Carousel Apartment Homes, Inc., 529 Partners, Ltd. and Syntroleum/Sweetwater Company, LLC. All subsidiaries except Syntroleum/Sweetwater Company, LLC were acquired through the merger with SLH Corporation ("SLH"). All significant inter-company accounts and transactions have been eliminated.

     On August 7, 1998 Syntroleum Corporation ("Old Syntroleum") merged (the "Merger") with SLH. In the Merger, each outstanding share of Old Syntroleum common stock was converted into 1.2899 shares of SLH common stock. Accordingly, 24,500,236 shares of common stock of SLH were issued, net of fractional shares, which were paid in cash, for 18,993,950 shares of common stock of Old Syntroleum. After the Merger, SLH's name was changed to Syntroleum, and SLH management and six of the eight SLH directors were replaced with Syntroleum management and directors.

     The Merger was accounted for as a reverse acquisition using the purchase method of accounting in accordance with the Accounting Principles Board Opinion No. 16. Although SLH is the surviving corporation in the Merger for legal
purposes, Old Syntroleum is the acquirer for accounting purposes.    Under
reverse acquisition accounting, the value of the transaction is determined based on the value of the accounting acquirer's shares issued, which in this situation was impracticable due to Old Syntroleum's status as a private company and the absence of a trading market for its shares. Accordingly, the fair value of SLH's net tangible assets has been used to determine the value of the transaction. For this purpose, the value of SLH's investment in Old Syntroleum was determined by calculating the implied value of the Old Syntroleum common stock held by SLH, which was determined based upon the market capitalization of the outstanding shares of SLH common stock minus the fair value of SLH's non-Syntroleum assets divided by the 5,950,000 shares of Old Syntroleum common stock held by SLH. This method of calculating the implied value of the Old Syntroleum common stock is consistent with the method used in determining the Merger exchange ratio of
1.2899 discussed above.

     For purposes of preparing its condensed consolidated financial statements, the Company established a new accounting basis for SLH's assets and liabilities using their fair market values, based upon the consideration paid in the Merger and Old Syntroleum's costs of the Merger. Although Old Syntroleum's equity accounts survive the Merger, SLH's common stock survives. Accordingly, Old Syntroleum's common stock with a par value of $.001 has been restated to reflect SLH's par value of $.01 and to reflect the effect of the exchange ratio of 1.2899.

     The results of operations of SLH have been included in the results of Syntroleum since August 7, 1998. Unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, as though the Merger had occurred at January 1, 1997, are as follows (in thousands except per share amounts):

                                                                               FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                               ------------------------------------------------------
                                                                       1998                             1997
                                                               ----------------------          ----------------------
          Revenues                                             $               10,703          $               17,635

          Net income (loss)                                    $               (4,727)         $                  875

          Basic earnings (loss) per share                      $                 (.19)         $                  .04

          Diluted earnings (loss) per share                    $                 (.19)         $                  .04

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less. The carrying value of cash and cash equivalents approximates fair value. The Merger with SLH was accounted for as a non-cash investing activity.

3.  EARNINGS PER SHARE

     Both basic and diluted earnings per share were computed using the weighted average number of common shares outstanding. Options to purchase 2,714,206 shares of common stock at an average exercise price of $6.50 were outstanding during the period ended September 30, 1998, but were not included in the computation of diluted earnings per share because inclusion of such stock options in such computation would be anti-dilutive as the Company incurred a net loss for the period.

4.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities.   SFAS No. 133
establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). As of September 30, 1998, the Company had no outstanding derivative instruments.

5.  CONTINGENCIES AND COMMITMENTS

     On March 3, 1997, Lab Holdings, Inc. ("Lab Holdings") distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities. Under such Distribution Agreement and related agreements, SLH assumed (and as a result of the Merger, Syntroleum has assumed) the rights and obligations of Lab Holdings with respect to the legal matters described below.

     Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the insurance company's former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings. The Court of Appeals remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to the court. On January 21, 1997, the court entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest, is approximately $5.8 million. The defendant appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. In August 1998, the Court of Appeals affirmed the judgment in favor of the Company. On October 27, 1998, the Court overruled the defendant's motion for reconsideration and denied defendant's request for transfer of the appeal to the Missouri Supreme Court. The defendant may file, within 15 days, a request directly with the Missouri Supreme Court asking it to accept transfer of the appeal for reconsideration of the opinion issued by the Court of Appeals.

     Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the "Revenue Agent's Reports") from the Internal Revenue Service (the "IRS") with respect to its 1986-1990 federal income taxes. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years. In the second quarter 1998, the Company received federal tax refunds of approximately $5.9 million for the 1986-1990 years. An additional amount for interest on the 1990 tax refund is still pending.

     California Tax Issues. In connection with the Distribution, the Company also assumed Lab Holdings' rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in the first quarter 1998.

     Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement made it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. Approximately $20,000 was paid with the amended state returns and a $170,000 state tax refund is now expected.

     Claims Against Scout. The Company's wholly-owned subsidiary, Scout Development Corporation ("Scout"), has pending against it a warranty claim by the purchaser of a home in Florida which the Company does not believe is material to the Company's financial condition. During 1997, Syntroleum entered into a global settlement of claims by the homeowners association of the Company's real estate development in Quail Run. Pursuant to that settlement, the Company was released from future claims with respect to the common elements and limited common elements of the development.

6.  REAL ESTATE UNDER DEVELOPMENT

     Real estate under development is valued at lower of cost, including development costs, or market. Development costs which are incurred during the period of development or construction are capitalized. Capitalized costs are charged to operations as properties are sold. There was no real estate under development sold during the period.

7.  FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the Company's December 31, 1997 financial statements included in the Company's Joint Proxy Statement/Prospectus filed with the SEC and are incorporated herein by reference.



     NOTE                          DESCRIPTION
----------------      ----------------------------------------------------
      1               Summary of Significant Accounting Policies
      2               Notes Receivable from Sale of Common Stock
      3               Income Taxes
      4               Supplemental Cash Flow Information
      6               Commitments
      7               Common Stock Options

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pursuant to an Agreement and Plan of Merger dated as of March 30, 1998 (the "Merger Agreement") by and between Syntroleum Corporation, an Oklahoma corporation ("Old Syntroleum"), and SLH Corporation, a Kansas corporation ("SLH"), effective August 7, 1998 (i) Old Syntroleum merged (the "Merger") with and into SLH, with SLH being the surviving corporation (the survivor of the Merger, together with its subsidiaries and predecessors, is referred to herein as "Syntroleum" or the "Company"), (ii) SLH changed its name to "Syntroleum Corporation," (iii) the officers of SLH were replaced by the officers of Old Syntroleum, (iv) six of the eight SLH directors were replaced by Old Syntroleum directors, (v) each outstanding share of common stock, par value $0.001 per share, of Old Syntroleum was converted into the right to receive 1.28990 shares of common stock, par value $0.01 per share, of the Company (the "Common Stock"), and (vi) the Company's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of the Company's preferred stock, par value $0.01 per share, from 1,000,000 shares to 5,000,000 shares. The transactions relating to the Merger are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on July 6, 1998 (the "Joint Proxy Statement/Prospectus").

     The Merger has been accounted for as a reverse acquisition using the purchase method of accounting in accordance with the Accounting Principles Board Opinion No. 16. Although SLH is the surviving corporation in the merger for legal purposes, Old Syntroleum is the acquirer for accounting purposes. For purposes of preparing its consolidated financial statements, the Company established a new accounting basis for SLH's assets and liabilities using the fair values thereof, based upon the consideration paid in the Merger and Old Syntroleum's costs of the Merger. For financial reporting purposes, the results of operations of SLH have been included in the Company's consolidated statement of operations following the effective date of the Merger. Management's discussion and analysis of the results of operation for the three and nine month periods ended September 30, 1998 compares the Company's results of operations to Old Syntroleum's results of operations in the three and nine month periods ended September 30, 1997.

     The following information should be read in conjunction with the information presented in the Joint Proxy Statement/Prospectus (including Old Syntroleum's financial statements and notes thereto) and with the information presented in SLH's Annual Report on Form 10-K for the year ended December 31, 1997 (including SLH's financial statements and notes thereto) and other filings by the Company with the Securities and Exchange Commission.

OVERVIEW

     Syntroleum is the developer and owner of a proprietary process (the "Syntroleum Process") designed to catalytically convert natural gas into synthetic liquid hydrocarbons ("gas to liquids" or "GTL"). The Syntroleum Process is a simplification of traditional GTL technologies aimed at substantially reducing both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. A unique characteristic and primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. Although no commercial-scale GTL plant based on the Syntroleum Process has yet been built, Syntroleum owns and operates a nominal two barrel per day pilot plant in Tulsa, Oklahoma where it has successfully demonstrated certain elements and variations of the Syntroleum Process. Syntroleum believes that a significant opportunity exists for cost-effective GTL plants due to the large volumes of natural gas reserves worldwide that are currently not marketable because distance to market makes their utilization uneconomical.

     Syntroleum's strategy for commercializing the Syntroleum Process involves the following key elements: (i) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels; (ii) establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products;
(iii) making available mobile GTL plants to customers on a contract basis through efforts with industry partners and others; and (iv) continuing to reduce costs and develop process improvements through research and development activities and acquisitions. To date, Syntroleum has entered into master license agreements with Texaco, Inc. ("Texaco"), Atlantic Richfield Company ("ARCO") and Marathon Oil Company ("Marathon"), and has entered into volume license agreements with YPF International, Ltd., an affiliate of Argentina-based Yacimientos Petroliferos Fiscales, S.A. ("YPF"), Enron Capital & Trade Resources Corp. ("Enron") and Kerr-McGee Corporation ("Kerr-McGee"). Syntroleum received an aggregate of $11 million and rights to certain technologies in connection with these license agreements. Syntroleum is currently in discussions with several other oil and gas companies with respect to additional license agreements and joint ventures to develop specialty product GTL plants. To date, Syntroleum has entered into joint development arrangements with Texaco, ARCO, Marathon, Bateman Engineering, Inc. ("Bateman"), AGC Manufacturing Services, Inc. ("AGC"), Catalytica Combustion Systems, Inc. ("Catalytica Combustion Systems"), Catalytica Advanced Technologies, Inc. ("Catalytica Advanced Technologies") and AMEC Process and Energy Limited. Syntroleum has formed a joint venture Syntroleum/Sweetwater Company, LLC ("Sweetwater LLC") with Enron with respect to the development of a specialty products plant in Sweetwater County, Wyoming (the "Sweetwater Plant"), which is scheduled to be operational in 2001, although such schedule may be delayed as a result of a variety of factors. Syntroleum has also entered into a joint development agreement with Texaco with respect to the development of a small GTL plant that is scheduled to be operational by 2000, although such schedule may be delayed as a result of a variety of factors.

     Because Syntroleum is incurring costs with respect to developing and commercializing the Syntroleum Process and does not anticipate recognizing any revenues from licensing its technology in the near future, the Company expects to operate at a loss unless and until sufficient revenues are recognized from licensing activities, specialty product GTL plants, or real estate sales.

     OPERATING REVENUES

     General. During the periods discussed below, Syntroleum's revenues were generated from (i) sales of real estate holdings owned by SLH prior to the Merger, (ii) reimbursement for research and development activities associated with the Syntroleum Process, and (iii) other sources, including rent generated by real estate holdings owned by SLH prior to the Merger. Because SLH had substantially reduced its real estate inventory prior to the Merger, Syntroleum expects to receive lower levels of revenues from these sources in following periods. In the future, Syntroleum expects to receive revenue relating to the Syntroleum Process from five sources: licensing, catalyst sales; sales of products from specialty product GTL plants in which Syntroleum owns an equity interest; revenues from providing mobile GTL plants on a contract basis; and revenues from research and development activities carried out with industry partners. Until the commencement of commercial operation of GTL plants in which Syntroleum owns an interest, Syntroleum expects that its cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees, catalysts sales and revenues associated with joint development activities. Syntroleum does not expect to receive any cash flow from GTL plants in which it owns an equity interest until 2000 at the earliest, when the GTL plant under development with Texaco is scheduled to be operational. Syntroleum's future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Syntroleum's results of operations and cash flows are expected to be affected by changing crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

     License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. Syntroleum has acquired technology, commitment of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where Syntroleum believed such technologies or commitments had a greater value.

     Syntroleum's site license agreements require fees to be paid in increments when certain milestones during the plant design and construction process are achieved. The amount of the license fee under Syntroleum's existing master and volume license agreements is determined pursuant to a formula based on the present value of the product of (i) the yearly maximum design capacity of the plant, (ii) an assumed life of the plant and (iii) Syntroleum's per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Syntroleum's licensee fees may change from time to time based the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Syntroleum's accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of such deposits and fees as revenue in the period in which the engineering process design package under the agreement is delivered and recognize 50% of the deposits and fees when the plant has passed certain performance tests. The amount of license revenue Syntroleum earns will be dependent on the construction of plants by licensees, as well as the number of licenses it sells in the future.

     Catalyst Revenues. Syntroleum expects to earn revenue from the sale of its proprietary catalysts to its licensees. Syntroleum's license agreements require Syntroleum's catalyst to be used in the initial fill for the licensee to receive Syntroleum's process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from Syntroleum pursuant to license agreements is equal to Syntroleum's cost plus a specified margin. Syntroleum will receive revenue from catalyst sales if and when its licensees purchase catalysts. Syntroleum expects that catalysts will need to be replaced every three to five years.

     Specialty Product GTL Plant Revenues. Syntroleum intends to develop several specialty product GTL plants in which it intends to retain significant equity interests. These plants will enable Syntroleum to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated specialty products of these plants (i.e., synthetic lube base oils, synthetic drilling fluid, waxes and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins for these plants. Syntroleum anticipates forming several joint ventures with oil and gas industry and financial partners in order to finance and operate these plants, of which the Sweetwater Plant is the first. Syntroleum anticipates that its specialty
GTL plants will include partners who have low cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be made in each plant.

     Revenues from Providing GTL Plants on a Contract Basis. Through joint efforts with industry partners and others, Syntroleum intends to make mobile GTL plants available to customers on a contract basis. Syntroleum believes that there is a significant market for users who need GTL plants for applications that do not justify the capital investment of a dedicated GTL plant. Such applications include: extended well testing in areas with stringent flaring regulations, conversion of small associated gas fields that are not large enough to justify the capital investment of a permanent GTL plant and short-term use of a GTL plant on large fields to generate cash flow for the customer while a permanent GTL plant is being built or while awaiting pipeline hookup.

     Joint Development Revenue. Syntroleum continually conducts research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. Syntroleum conducts its research and development activities primarily through two initiatives: (i) independent development utilizing its own resources and (ii) formal joint development arrangements with its licensee partners and others. Through these joint development agreements, Syntroleum may receive revenue as reimbursement for certain research and development expenses. Under certain agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

     Real Estate Sales Revenues. As of September 30, 1998, Syntroleum's real estate inventory, consisted of (i) a seven story parking garage in Reno, Nevada;
(ii) a 49.9% interest in a community shopping center in Gillette, Wyoming; (iii) undeveloped land in Houston, Texas (341 acres comprising the "Houston Project"), Corinth, Texas (nine acres) and the Kansas City metropolitan area (nine acres at the intersection of I-35 and 119th Street) and (iv) an equity investment in a hotel located in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to the Merger and reflects the remaining assets of a real estate development business that was conducted by SLH in association with a previously owned life insurance company that was sold in 1990. The total real estate inventory had an aggregate carrying value at September 30, 1998 of approximately $6.1 million. All of the real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project which is being developed for commercial and residential use. Real estate operations have been influenced from period to period by several factors including seasonal sales cycles. SLH had substantially reduced its real estate inventory prior to the Merger. This reduced inventory will influence future period to period comparisons, and real estate sales revenues should decrease with less inventory available for sale. The timing of these sales will also create variances in period to period earnings recognition. Syntroleum does not intend to acquire additional real estate holdings for development and/or sale outside its core business interests.

     OPERATING EXPENSES

     Syntroleum's operating expenses historically have consisted primarily of pilot plant expenses, research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expenses, legal and accounting expenses and other related administrative functions. Syntroleum's policy is to expense pilot plant and research and development costs as incurred. All of these research and development expenses are associated with Syntroleum's development of the Syntroleum Process. Syntroleum has also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the

Merger, Syntroleum's operating expenses have also included costs of real estate sold and real estate operating expense. Syntroleum's general and administrative expenses have increased substantially as it has expanded its research and development, engineering and commercial operations, and these expenses are expected to continue to increase. In this regard, Syntroleum entered into a lease for office facilities in August 1997 that has resulted in increased rental expense. Syntroleum also expects to continue to incur higher research and development and pilot plant expenses as it continues to develop and improve its GTL technology. In May 1998, Syntroleum acquired a 16,500-square-foot laboratory located on approximately 100 acres at which it intends to increase its laboratory and pilot plant operations.

     Syntroleum expects to incur significant expenses in connection with the start-up of its GTL plants. For example, Syntroleum expects that its expenses will increase at the time of the currently planned start-up of the Sweetwater Plant in 2001. Upon the commencement of commercial operation of GTL plants in which Syntroleum owns an equity interest, Syntroleum will incur cost-of-sales expense relating primarily to the cost of natural gas feedstocks for its specialty plants and will incur operating expenses relating to such plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, Syntroleum expects to incur significant depreciation and amortization expense in the future.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Real Estate Sales Revenue. Revenues from the sale of real estate were $1,560,000 in the third quarter of 1998, up from $0 in the third quarter of 1997. This increase was the result of the sale of the final three condominium units at SLH's Quail Run development in Santa Fe, New Mexico and the sale of a boat slip in Florida.

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $635,000 in the third quarter of 1998, down $112,000 from the third quarter of 1997 when they were $747,000. The decrease was primarily due to the completion of construction of the hybrid, multiphase
(HMX) reactor at the Company's pilot plant that was funded by Texaco under an on-going joint development agreement.

     Other Revenues. Other revenues were $119,000 in the third quarter of 1998, up from $0 in the third quarter of 1997. The increase resulted primarily from parking and retail rentals at the parking garage in Reno, Nevada.

     Cost of Real Estate Sold. The cost of real estate sold was $1,538,000 in the third quarter of 1998, up from $0 in 1997. The increase resulted from the sale of the condominium units in New Mexico.

     Pilot Plant and R&D. Expenses from pilot plant and research and development activities were $687,000 in the third quarter of 1998, down $84,000 from the third quarter of 1997 when these expenses were $771,000. The decrease occurred as a result of lower activity associated with the development of the hybrid multi phase reactor (HMX) under development with Texaco, partially offset by higher research and development spending.

     General and Administrative and Other Expense. General and administrative expenses were $3,387,000 in the third quarter of 1998, up $2,061,000 from the third quarter of 1997 when these expenses were $1,326,000. The increase is attributable to higher wages and salaries resulting from higher staffing levels and higher outside engineering expenses.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $407,000 in the third quarter of 1998, up $296,000 from the third quarter of 1997 when this income was $111,000. The increase was primarily attributable to interest income from higher cash balances following the Merger.

     Provision for Income Taxes. Syntroleum incurred a loss in both the third quarter of 1998 and the third quarter of 1997 and did not recognize an income tax benefit for such loss.

     Net Income. In the third quarter of 1998, the company experienced a loss of $3,018,000. The loss was $1,779,000 higher than the third quarter of 1997 when the company experienced a loss of $1,239,000. The increase in the loss is as a result of the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Real Estate Sales Revenue. Revenues from the sale of real estate were $1,560,000 in the nine months ended September 30, 1998, up from $0 in the nine months ended September 30, 1997. This increase was the result of the sale of the final three condominium units at SLH's Quail Run development in Santa Fe, New Mexico and the sale of a boat slip in Florida.

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $1,486,000 in the nine months ended
September 30, 1998, down $93,000 from the nine months ended September 30, 1997 when they were $1,579,000. The decrease was primarily due to the completion of construction of the hybrid, multiphase (HMX) reactor at the Company's pilot plant that was funded by Texaco under an on-going joint development agreement.

     Other Revenues. Other revenues were $119,000 in the nine months ended September 30, 1998, up $118,000 from the nine months ended September 30, 1997 when they were $1,000. The increase resulted primarily from parking and retail rentals at the parking garage in Reno, Nevada.

     Cost of Real Estate Sold. The cost of real estate sold was $1,538,000 in the nine months ended September 30, 1998, up from $0 in the nine months ended September 30, 1997. The increase resulted from the sale of the condominium units in New Mexico.

     Pilot Plant and R&D. Expenses from pilot plant and research and development activities were $2,243,000 in the nine months ended September 30, 1998, down $22,000 from the nine months ended September 30, 1997 when these expenses were $2,265,000. The decrease occurred as a result of lower operating costs associated with the development of the hybrid multiphase reactor (HMX) under development with Texaco, partially offset by higher research and development spending.

     General and Administrative and Other Expense. General and administrative expenses were $8,535,000 in the nine months ended September 30, 1998, up $5,781,000 from the nine months ended September 30, 1997 when these expenses were $2,754,000. The increase is attributable primarily to higher wages and salaries resulting from higher staffing levels and higher outside engineering expenses.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $598,000 in the nine months ended September 30, 1998, up $406,000 from the nine months ended September 30, 1997 when this income was $192,000. The increase was primarily attributable to interest income from higher cash balances following the Merger.

     Provision for Income Taxes. Syntroleum incurred a loss in both the first nine months of 1998 and the nine months ended September 30, 1997, and did not recognize an income tax benefit for such loss.

     Net Income. In the nine months ended September 30, 1998, the company experienced a loss of $8,666,000. The loss was $5,421,000 higher than the nine months ended September 30, 1997 when the company experienced a loss of $3,245,000. The increase in the loss is as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     As of September 30, 1998, Syntroleum had $41,606,000 in cash and short-term investments and $2,198,000 in current liabilities. Syntroleum does not currently have any material outstanding debt or lines of credit. Prior to the Merger, Old Syntroleum's primary sources of liquidity had historically been equity capital contributions and prepaid license fees and its principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At September 30, 1998, the Company had $1,041,000 in accounts receivable outstanding with its joint development partners relating to joint development activities. Such amount also includes interest receivables from short-term investments and the Internal Revenue Service.

     Cash flows (used in) provided by operations were ($8,909,000) and $8,067,000 in the first nine months of 1998 and 1997, respectively. The decrease in cash flows in the first nine months of 1998 was primarily the result of the absence during the 1998 period of prepaid licensing fees, which the Company recognizes as deferred revenue, and higher salaries and wages related to higher staffing levels. In addition, the comparison was impacted by a write down during 1997 of property and equipment that had been capitalized. This write down related to an anticipated commercial GTL plant to be located near Odessa, Texas which, in 1997, the Company determined not to pursue because an agreement was not reached with the owner of the proposed plant site. Additionally, during the 1998 period the Company sold the final three condominium units in Santa Fe, NM which were acquired from SLH.

     During the first nine months of 1998 and the first nine months of 1997, cash flows provided by (used in) investment activities were $24,878,000 and ($457,000), respectively. The increase resulted from investments held to maturity that were acquired in the Merger, partially offset by higher spending on property and equipment. Cash flows provided by financing activities were $1,702,000 and $1,648,000 during the first nine months of 1998 and the first nine months of 1997, respectively, and primarily reflected the investment by Enron in Sweetwater LLC and the Merger with SLH.

     The construction of Syntroleum's specialty product GTL plants will require significant capital expenditures. Syntroleum's other efforts to commercialize the Syntroleum Process will also involve significant expenditures. Syntroleum intends to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. Syntroleum may also seek debt or equity financing in the capital markets. In the event such capital resources are not available to Syntroleum, its GTL plant development and other activities may be curtailed. Syntroleum estimates that construction and disposal costs to complete real estate projects in development will be approximately $3 million. In addition to the foregoing, pursuant to a joint development agreement with Catalytica Advanced Technologies, Petro-Canada and Technociso, Inc., Syntroleum is obligated to contribute $400,000 per year for three years toward the cost of the development of a single-step natural gas conversion process, subject to the project's achieving certain milestones.

     THE SWEETWATER GTL PLANT

     The capital costs of the Sweetwater Plant are currently expected to be funded by a combination of project debt and equity financing. The current capital structure anticipates the project will require equity contributions of approximately $45 million and subordinated and senior project debt for the balance of the expected costs. Ownership percentages are currently anticipated to be as follows: Syntroleum - 74%, Enron - 11%, an additional equity partner - 11% and a project development company four percent. However, actual ownership percentages may vary from these estimates based on the terms of subsequent financings.

     Syntroleum has issued a site license and contributed a total of $2 million to Sweetwater LLC, which Syntroleum formed to own and operate the Sweetwater Plant. Syntroleum intends to contribute an additional $15 million at the closing of the financing for the plant and, based on current plans, would retain an approximately 74% interest in Sweetwater LLC. In January 1998, Enron contributed $1 million in exchange for a four percent interest in Sweetwater LLC, and agreed to contribute an additional approximately $14 million in exchange for an additional seven percent interest in Sweetwater LLC upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for the plant, the execution of fixed price engineering and construction contracts, and the execution of acceptable agreements for the sale of products produced at the plant. Additionally, Enron and Syntroleum entered into an option agreement which provides that in the event of the completion of an underwritten public offering and the repayment of at least 50% of the senior term loan financing for Sweetwater LLC, Enron may elect during a period of two years to exchange its interest in Sweetwater LLC for a number of shares of the Company's Common Stock equal to the quotient of the amount of Enron's contributions to Sweetwater LLC and 130% of the average market price of the Common Stock during the first 30 trading days following an underwritten public offering. The option agreement also provides that if such repayment does not occur by the eighth year after plant start up, Enron may elect to purchase during the 180 day period following such date such number of shares in exchange for the amount of Enron's contributions to Sweetwater LLC. In addition, the option agreement provides that, if an underwritten public offering has not yet occurred following the later to occur of the fourth year after the plant passes certain performance tests and the repayment of at least 50% of the senior term loan financing for Sweetwater LLC, Enron may elect during a period of up to 10 years to require Syntroleum to purchase its interest in Sweetwater LLC for a price equal to three times the annual average cash distributions made to Enron by Sweetwater LLC during the preceding three-year period.

     Syntroleum plans to fund the remaining estimated capital cost of the Sweetwater Plant through project equity and debt financing. Syntroleum has entered into term sheets with respect to a portion of the debt financing, which term sheets are subject to the execution of definitive documentation. During the third quarter of 1998, Syntroleum continued to advance on the project through negotiations of contracts relating to floor pricing of products produced at the plant, the sale of electricity and the purchase of natural gas. If financing is obtained, construction of the plant is scheduled to commence in late 1999, and the plant is scheduled to be operational in 2001, although such schedule may be delayed as a result of a variety of factors.

     THE JOINT VENTURE GTL PLANT

     In November 1997, Syntroleum, Texaco and Brown & Root entered into a project development agreement for the development of a small GTL plant based on the Syntroleum Process. In July 1998, the parties extended the term of the agreement to July 15, 1999. During the third quarter of 1998, Brown & Root informed Syntroleum of its decision not to participate in the project as an equity holder while expressing an interest in continuing to provide engineering and construction services to the project. The first phase of the project, which involved preparation of a feasibility study, has been completed, and Syntroleum and Texaco are currently reviewing the appropriate size and location on which definitive design and construction plans for the plant will be pursued.

     If Syntroleum and Texaco determine to continue the project, Syntroleum expects that the GTL plant will be developed through a joint venture to be formed with Texaco and that capital costs will be funded through equity contributions by Syntroleum and Texaco, together with any additional joint venture participants. It is anticipated that Syntroleum and Texaco would each initially own an equal interest in the joint venture and that Texaco would be the designated operator of the plant. However, if additional interests in the joint venture are sold to third parties, the interests of Syntroleum and Texaco would be diluted. The project development agreement provides that Syntroleum and Texaco will initially contribute up to $1.5 million to the project in the form of cash and that additional contributions may be made by the parties at or after the formation of the joint venture.

     The project development agreement provides for the joint venture to enter into a site license with Syntroleum with respect to this plant. The plant is scheduled to be operational by 2000, although such schedule may be delayed as a result of a variety of factors. The project development agreement provides that, in the event the joint venture determines to cease operation of the plant or after three years following startup, Syntroleum would have the right to purchase the plant at a price equal to the remaining undepreciated tax book value of the plant. If Syntroleum subsequently sells the plant within one year from the date of such purchase, the proceeds above undepreciated tax book value will be distributed to the owners of the joint venture.

CURRENCY RISK

     Syntroleum expects to conduct a portion of its business in currencies other than the United States dollar. Syntroleum expects to attempt to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to Syntroleum's estimated operating costs payable in local currency and in United States dollars for the balance of the contract and by contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, Syntroleum also may have significant investments in countries other than the United States. The functional currency of these foreign operations will be the local currency and, accordingly, financial statement assets and liabilities will be translated at current exchange rates.

YEAR 2000 COMPLIANCE

     Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations, and is generally referred to as the "Year 2000 issue." Syntroleum recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated systems and instrumentation, as well as to third parties such as vendors, suppliers, customers and banks.

     Syntroleum's computer hardware and software and automated systems and instrumentation were acquired during the past two years. Based on the recent date of purchase and assertions made by the vendors of these systems, Syntroleum believes these systems are Year 2000 compliant.

     With respect to external parties, Syntroleum is in the process of completing its assessment of the level of risk to Syntroleum of non-compliance by the external parties and, to the extent it deems necessary, intends to contact those external parties deemed to be significant to Syntroleum's operations. Based on assertions made by these external parties, Syntroleum does not believe that a material uncertainty exists of noncompliance by an external party which would significantly affect Syntroleum's operations.

     The total cost of Year 2000 activities to date has not been, and future costs are not expected to be, material to Syntroleum's operations, liquidity or capital resources.

     Syntroleum's assessment of its Year 2000 issues involves many assumptions, and there can be no assurance that Syntroelum's assumptions will prove accurate and actual results could differ significantly from these assumptions. In conducting its Year 2000 compliance efforts, Syntroelum has relied primarily on seller representations with respect to its internal computerized systems and representations from third parties with which Syntroleum has business relationships and has not independently verified these representations. There can be no assurance that these representations will prove to be accurate. A Year 2000 failure could result in a business disruption that adversely affects Syntroleum's business, financial condition or results of operations. Although it is not currently aware of any likely business disruption, Syntroleum is developing contingency plans to address certain potential Year 2000 failures and expects this work to continue through 2000. Syntroleum is also continuing to monitor Year 2000 risks and compliance and expects this work to continue through 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
Accounting for Derivative Instruments and Hedging Activities.   SFAS No. 133
establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). As of September 30, 1998, the Company had no outstanding derivative instruments.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

                          PART II  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

     On March 3, 1997, Lab Holdings, Inc. ("Lab Holdings") distributed to its shareholders all of the outstanding shares of common stock of its wholly-owned subsidiary, SLH. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities. Under such Distribution Agreement and related agreements, SLH assumed (and as a result of the Merger, Syntroleum has assumed) the rights and obligations of Lab Holdings with respect to the legal matters described below.

     Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary (i.e., Business Men's Assurance Company of America) against Skidmore, Owings & Merrill ("SOM") which is an architectural and engineering firm, and a construction firm to recover costs incurred to remove and replace the facade on the insurance company's former home office building. Because the removal and replacement costs had been incurred prior to the sale of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. Thus any recovery will be for the benefit of the Company and all costs incurred in connection with the litigation will be paid by the Company. Any ultimate recovery will be recognized as income when received. In September 1993, the Missouri Court of Appeals reversed a $5.7 million judgment which was granted in 1992 in favor of Lab Holdings. The Court of Appeals remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to the court. On January 21, 1997, the court entered a judgment in favor of Lab Holdings for the benefit of the Company. The amount of that judgment, together with interest, is approximately $5.8 million. The defendant appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. In August 1998, the Court of Appeals affirmed the judgment in favor of the Company. On October 27, 1998, the Court overruled the defendant's motion for reconsideration and denied defendant's request for transfer of the appeal to the Missouri Supreme Court. The defendant may file, within 15 days, a request directly with the Missouri Supreme Court asking it to accept transfer of the appeal for reconsideration of the opinion issued by the Court of Appeals.

     Internal Revenue Service Audits. Prior to the Distribution, Lab Holdings had received notices of proposed adjustments (the "Revenue Agent's Reports") from the Internal Revenue Service (the "IRS") with respect to its 1986-1990 federal income taxes. In connection with the Distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986-1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986-1990 years. In the second quarter 1998, the Company received federal tax refunds of approximately $5.9 million for the 1986-1990 years. An additional amount for interest on the 1990 tax refund is still pending.

     California Tax Issues. In connection with the Distribution, the Company also assumed Lab Holdings' rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in the first quarter 1998.

     Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement made it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. Approximately $20,000 was paid with the amended state returns and a $170,000 state tax refund is now expected.

     Claims Against Scout. The Company's wholly-owned subsidiary, Scout Development Corporation ("Scout"), has pending against it a warranty claim by the purchaser of a home in Florida which the Company does not believe is material to the Company's financial condition. During 1997, Syntroleum entered into a global settlement of claims by the homeowners association of the Company's real estate development in Quail Run. Pursuant to that settlement, the Company was released from future claims with respect to the common elements and limited common elements of the development.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Changes in Securities. Pursuant to the Merger Agreement, on August 7, 1998 the Company's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of the Company's preferred stock, par value $0.01 per share, from 1,000,000 shares to 5,000,000 shares.

     Dividends. Under the Kansas General Corporation Code, dividends may be paid out of the Company's surplus, or if there is no surplus, out of the Corporation's net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. At September 30, 1998, the Company's surplus (as defined under the Kansas General Corporation Code) was approximately $39,563,000. In connection with the distribution by Lab Holdings of all shares of SLH common stock to Lab Holdings shareholders, effected March 3, 1997, SLH agreed that it would not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Lab Holdings. On June 1, 1998, SLH and Lab Holdings agreed that the restrictions would expire upon the effective date of the Merger.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In connection with the Merger, a special meeting of the stockholders of the Company was held on August 6, 1998. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.



                                                        VOTES       VOTES CAST       VOTES                          BROKER
                      MATTER                           CAST FOR       AGAINST        WITHHELD      ABSTENTIONS      NON-VOTES
                      ------                         ------------   -----------      --------      -----------      -----------
Approval and Adoption of the Merger Agreement and
 the transactions contemplated thereby.............     5,623,816        16,186           ---           23,709        2,913,696

 Election of Directors:
    W. D. Grant....................................     8,552,850           ---        24,557              ---              ---
    W. T. Grant II.................................     8,547,960           ---        29,447              ---              ---
    David W. Kempner...............................     8,553,460           ---        23,947              ---              ---
Approval and Adoption of the Syntroleum 1993 Stock
 Option and Incentive Plan, as amended, and the
 Syntroleum Stock Option Plan for Outside Directors     5,267,157       326,486           ---           69,388        2,914,376

Ratification of the Appointment of KPMG Peat
 Marwick LLP as Independent Public Accountants for      8,441,458       113,344           ---           21,925              680
 the 1998 Fiscal Year..............................

     Pursuant to the Merger Agreement, Kenneth L. Agee, Mark A. Agee, Alvin R. Albe, Jr., Frank M. Bumstead, Robert Rosene, Jr. and J. Edward Sheridan were appointed as six of the eight directors of the Company. James R. Seward, SLH's President and Chief Executive Officer, and P. Anthony Jacobs, SLH's Chairman of the Board, who were directors of both companies prior to the Merger, have remained as directors of the Company.

ITEM 5.   OTHER INFORMATION.

NOTICE OF SHAREHOLDER PROPOSAL DEADLINE DATE

     Rule 14a-8 under the Securities and Exchange Act of 1934, as amended, addresses when a company must include a stockholder's proposal in its proxy statement and identify the proposal in its form of proxy when the company holds an annual or special meeting of stockholders. Under Rule 14a-8, proposals that stockholders intend to have included in Syntroleum's proxy statement for the 1999 Annual Meeting of Stockholders should be received by Syntroleum's Corporate Secretary a reasonable time before Syntroleum begins to print and mail its proxy materials. As set forth in the Joint Proxy Statement/Prospectus dated July 2, 1998 relating to Syntroleum's 1998 Meeting of Stockholders, based on Syntroleum's anticipated meeting schedule, it considers such date to be February 1, 1999.

     If a stockholder desires to bring a matter before an annual or special meeting which is outside the process of Rule 14a-8, the stockholder must follow the procedures set forth in Syntroleum's Bylaws. Syntroleum's Bylaws provide generally that stockholder proposals for an annual meeting may be made by a stockholder only if (i) the stockholder is a stockholder of record and is entitled to vote at the meeting, and (ii) the stockholder gives timely written notice of the proposal to the Corporate Secretary of Syntroleum. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Company not less than 70 days nor more than 90 days prior to the first anniversary of the prior year's annual meeting; provided, however, that, in the event the date of the annual meeting is advanced by more than 20 days or delayed by more than 70 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 70th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Company.

FORWARD-LOOKING STATEMENTS

     This document includes forward-looking statements as well as historical facts. These forward-looking statements include but are not limited to, statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated capital and operating costs of such plants, the timing of commencement and completion of construction of such plants, obtaining required financing for such plants, the economic use of GTL plants, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, the sale of Syntroleum's real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document or any document incorporated by reference herein, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plans," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the potential that commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis or that such plants will experience technological and mechanical problems, the potential that improvements to the Syntroleum Process currently under development may not be successful, the impact on plant economics of operating conditions (including energy prices), competition, intellectual property risks, the Company's ability to obtain financing and other risks described in the Company's filings with the Securities and Exchange Commission.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K. On August 12, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 7, 1998 containing information with respect to Item 1 (Changes in Control of Registrant), Item 2 (Acquisition on Disposition of Assets) and Item 7 (Financial Statements and Exhibits). The financial statements filed with this Current Report consisted of (i) the consolidated balance sheets of Syntroleum Corporation, an Oklahoma corporation, and subsidiary as of December 31, 1997 and as of March 31, 1998 and the related consolidated statements or operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and for the three months ended March 31, 1998 and 1997, and (ii) the unaudited pro forma balance sheet at March 31, 1998, giving effect to the Merger as if the Merger had been consummated on that date, and the unaudited pro forma statements of operations for the three months ended March 31, 1998 and the three months ended March 31, 1997, giving effect to the Merger as if the Merger had been consummated on January 1, 1997.

     Exhibits. The following exhibits are filed as part of this quarterly report:


  EXHIBIT
    No.                                              DESCRIPTION OF EXHIBIT
-----------                                          ----------------------
       *2.1     Distribution Agreement (incorporated by reference to Exhibit 2(a) to Form 10/A of SLH dated
                February 3, 1997).

       *2.2     Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum
                (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed with the
                Securities and Exchange Commission on July 6, 1998).

       *2.3     Blanket Assignment, Bill of Sale, Deed and Assumption Agreement (incorporated by reference to Exhibit
                2(b) to SLH's Annual Report on Form 10-K for the year ended December 31, 1996).

       *3.1     Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Form 10 of
                SLH filed with the Securities and Exchange Commission on December 24, 1996).

       *3.2     Certificate of Designations of Series A Junior Participating Preferred Stock of SLH Corporation, dated
                February 19, 1997, together with Statement of Increase, dated June 1, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

       *3.3     Certificate of Merger filed on August 7, 1998 (incorporated by reference to Exhibit 4.2 to the
                Company's Current Report on Form 8-K dated August 7, 1998).

       *3.4     Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Form 10 of the Company filed with the Securities and Exchange Commission on December 24, 1996).

       *4.1     Second Amendment to Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit
                4.6 to the Company's Current Report on Form 8-K dated August 7, 1998).

      *10.1     Form of Master License Agreement of Syntroleum (incorporated by referenced to Exhibit 10.9 to the
                Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.2     Form of Indemnification Agreement between Syntroleum and each of its directors (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.3     1993 Stock Option and Incentive Plan of Syntroleum (incorporated by reference to Appendix E to the
                Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on
                July 6, 1998).

      *10.4     Stock Option Plan for Outside Directors of Syntroleum (incorporated by reference to Appendix F to the
                Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on
                July 6, 1998).

      *10.5     First Amended and Restated Operating Agreement of Syntroleum/Sweetwater Company, L.L.C. dated
                January 12, 1998 by and among Syntroleum, SLH and such other persons who may be admitted as members of
                Syntroleum/Sweetwater Company, L.L.C. as provided therein (incorporated by referenced to Exhibit 10.13 to the
                Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.6     Purchase Agreement dated January 12, 1998 by and between Syntroleum and Enron Capital Trade Resources
                Corp. (incorporated by referenced to Exhibit 10.14 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253))

      *10.7     Amended and Restated Employment Agreement between Syntroleum and Kenneth L. Agee (incorporated by referenced to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.8    Amended and Restated Employment Agreement between Syntroleum and Mark A. Agee (incorporated by referenced to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253)).

      *10.9    Amended and Restated Employment Agreement between Syntroleum and Charles A. Bayens (incorporated by referenced to Exhibit 10.17 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253))

     *10.10    Amended and Restated Employment Agreement between Syntroleum and Eric Grimshaw (incorporated by referenced to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253)).

     *10.11    Amended and Restated Employment Agreement between Syntroleum and Peter Snyder (incorporated by referenced to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253)).

     *10.12    Amended and Restated Employment Agreement between Syntroleum and Randall M. Thompson (incorporated by referenced to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253)).

     *10.13    Amended and Restated Employment Agreement between Syntroleum and Larry Weick (incorporated by referenced to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (Registration No.
               333-50253)).

     *10.14    Master Preferred License Agreement dated September 25, 1996 between Syntroleum and Texaco Natural Gas,
               Inc. (incorporated by referenced to Exhibit 10.22 to the Company's Registration Statement on Form S-4
               (Registration No. 333-50253)).

     *10.15    Master Preferred License Agreement dated March 7, 1997 between Syntroleum and Marathon Oil Company
               (incorporated by referenced to Exhibit 10.23 to the Company's Registration Statement on Form S-4
               (Registration No. 333-50253)).

     *10.16    Master Preferred License Agreement dated April 10, 1997 between Syntroleum and Atlantic Richfield
               Company (incorporated by referenced to Exhibit 10.24 to the Company's Registration Statement on Form
               S-4 (Registration No. 333-50253)).

     *10.17    Volume License Agreement dated August 1, 1997 between Syntroleum and YPF International, Ltd.
               (incorporated by referenced to Exhibit 10.25 to the Company's Registration Statement on Form S-4
               (Registration No. 333-50253)).

     *10.18    Volume License Agreement dated February 4, 1998 between Syntroleum and Kerr-McGee Corporation
               (incorporated by referenced to Exhibit 10.26 to the Company's Registration Statement on Form S-4
               (Registration No. 333-50253)).

     *10.19    Volume License Agreement dated January 12, 1998 between Syntroleum and Enron Capital & Trade Resources
               Corp. (incorporated by referenced to Exhibit 10.27 to the Company's Registration Statement on Form S-4
               (Registration No. 333-50253)).

     *10.20    Site License Agreement dated January 12, 1998 between Syntroleum and Syntroleum/Sweetwater Company,
               L.L.C. (incorporated by referenced to Exhibit 10.28 to the Company's Registration Statement on Form
               S-4 (Registration No. 333-50253)).

         27    Financial Data Schedule and Restated Financial Data Schedules.

______________________
*  Incorporated by reference as indicated.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNTROLEUM CORPORATION, a Kansas
                              corporation (Registrant)


Date: November 12, 1998       By:
                                 -----------------------------------------------
                                 Kenneth L. Agee
                                 Chief Executive Officer and Chairman  of the
                                 Board (Principal Executive Officer)


Date: November 12, 1998       By:
                                 -----------------------------------------------
                                 Randall M. Thompson
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                              DESCRIPTION OF EXHIBIT
-----------                                          ----------------------
       *2.1     Distribution Agreement (incorporated by reference to Exhibit 2(a) to Form 10/A of SLH dated
                February 3, 1997).

       *2.2     Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum
                (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed with the
                Securities and Exchange Commission on July 6, 1998).

       *2.3     Blanket Assignment, Bill of Sale, Deed and Assumption Agreement (incorporated by reference to Exhibit
                2(b) to SLH's Annual Report on Form 10-K for the year ended December 31, 1996).

       *3.1     Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Form 10 of
                SLH filed with the Securities and Exchange Commission on December 24, 1996).

       *3.2     Certificate of Designations of Series A Junior Participating Preferred Stock of SLH Corporation, dated
                February 19, 1997, together with Statement of Increase, dated June 1, 1998 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

       *3.3     Certificate of Merger filed on August 7, 1998 (incorporated by reference to Exhibit 4.2 to the
                Company's Current Report on Form 8-K dated August 7, 1998).

       *3.4     Bylaws of the Company (incorporated by reference to Exhibit 3(b) to the Form 10 of the Company filed with the Securities and Exchange Commission on December 24, 1996).

       *4.1     Second Amendment to Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit
                4.6 to the Company's Current Report on Form 8-K dated August 7, 1998).

      *10.1     Form of Master License Agreement of Syntroleum (incorporated by referenced to Exhibit 10.9 to the
                Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.2     Form of Indemnification Agreement between Syntroleum and each of its directors (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.3     1993 Stock Option and Incentive Plan of Syntroleum (incorporated by reference to Appendix E to the
                Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on
                July 6, 1998).

      *10.4     Stock Option Plan for Outside Directors of Syntroleum (incorporated by reference to Appendix F to the
                Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on
                July 6, 1998).

      *10.5     First Amended and Restated Operating Agreement of Syntroleum/Sweetwater Company, L.L.C. dated
                January 12, 1998 by and among Syntroleum, SLH and such other persons who may be admitted as members of
                Syntroleum/Sweetwater Company, L.L.C. as provided therein (incorporated by referenced to Exhibit 10.13 to the
                Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      *10.6     Purchase Agreement dated January 12, 1998 by and between Syntroleum and Enron Capital Trade Resources
                Corp. (incorporated by referenced to Exhibit 10.14 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253))

      *10.7     Amended and Restated Employment Agreement between Syntroleum and Kenneth L. Agee (incorporated by referenced to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253)).

      *10.8     Amended and Restated Employment Agreement between Syntroleum and Mark A. Agee (incorporated by referenced to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No.

                333-50253)).
      *10.9     Amended and Restated Employment Agreement between Syntroleum and Charles A. Bayens (incorporated by referenced to Exhibit 10.17 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253))

     *10.10     Amended and Restated Employment Agreement between Syntroleum and Eric Grimshaw (incorporated by referenced to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253)).

     *10.11     Amended and Restated Employment Agreement between Syntroleum and Peter Snyder (incorporated by referenced to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253)).

     *10.12     Amended and Restated Employment Agreement between Syntroleum and Randall M. Thompson (incorporated by referenced to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253)).

     *10.13     Amended and Restated Employment Agreement between Syntroleum and Larry Weick (incorporated by referenced to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (Registration No.
                333-50253)).

     *10.14     Master Preferred License Agreement dated September 25, 1996 between Syntroleum and Texaco Natural Gas,
                Inc. (incorporated by referenced to Exhibit 10.22 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253)).

     *10.15     Master Preferred License Agreement dated March 7, 1997 between Syntroleum and Marathon Oil Company
                (incorporated by referenced to Exhibit 10.23 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253)).

     *10.16     Master Preferred License Agreement dated April 10, 1997 between Syntroleum and Atlantic Richfield
                Company (incorporated by referenced to Exhibit 10.24 to the Company's Registration Statement on Form
                S-4 (Registration No. 333-50253)).

     *10.17     Volume License Agreement dated August 1, 1997 between Syntroleum and YPF International, Ltd.
                (incorporated by referenced to Exhibit 10.25 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253)).

     *10.18     Volume License Agreement dated February 4, 1998 between Syntroleum and Kerr-McGee Corporation
                (incorporated by referenced to Exhibit 10.26 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253)).

     *10.19     Volume License Agreement dated January 12, 1998 between Syntroleum and Enron Capital & Trade Resources
                Corp. (incorporated by referenced to Exhibit 10.27 to the Company's Registration Statement on Form S-4
                (Registration No. 333-50253)).

     *10.20     Site License Agreement dated January 12, 1998 between Syntroleum and Syntroleum/Sweetwater Company,
                L.L.C. (incorporated by referenced to Exhibit 10.28 to the Company's Registration Statement on Form
                S-4 (Registration No. 333-50253)).

         27     Financial Data Schedule and Restated Financial Data Schedules.

______________________
*  Incorporated by reference as indicated.