Form 10-K
period 1998-12-31
SYNTROLEUM CORP
filed 1999-03-31
CIK 1029023

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[_] TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ______.

                          COMMISSION FILE NO. 0-21911

                            SYNTROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)


            KANSAS                                          43-1764632
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)



                        1350 South Boulder, Suite 1100
                          Tulsa, Oklahoma  74119-3295
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (918) 592-7900

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                                      and
                        Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

At March 25, 1999, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $89,087.932 million based on the closing price of such stock on such date of $5.63 per share (assuming solely for this purpose that all of the registrant's directors, executive officers and 10% stockholders are its affiliates).

At March 25, 1999, the number of outstanding shares of the registrant's common stock was 26,900,052.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                          Page
                                                              PART I

     Item 1.   Business....................................................................................................  1
     Item 2.   Properties.................................................................................................. 31
     Item 3.   Legal Proceedings........................................................................................... 31
     Item 4.   Submission of Matters to a Vote of Security Holders......................................................... 32
     Executive Officers of the Registrant.................................................................................. 32

                                                              PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................................... 35
     Item 6.   Selected Financial Data..................................................................................... 37
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................... 38
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.................................................. 49
     Item 8.   Financial Statements and Supplementary Data................................................................. 49
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................ 49

                                                             PART III

     Item 10.  Directors and Executive Officers of the Registrant.......................................................... 49
     Item 11.  Executive Compensation...................................................................................... 49
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................................. 50
     Item 13.  Certain Relationships and Related Party Transactions........................................................ 50

                                                              PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................ 50




                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate such plants, the timing of commencement and completion of the design and construction of such plants, obtaining required financing for such plants, the economic construction and operation of GTL plants, including the value and markets for products produced by such plants, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of Syntroleum's real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plans," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Syntroleum believes that the expectations reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the potential that the cost of designing and constructing commercial-scale GTL plants will exceed current estimates, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis or that such plants will experience technological and mechanical problems, the potential that improvements to the Syntroleum Process currently under development may not be successful, the impact on plant economics of operating conditions (including energy prices), competition, intellectual property risks, Syntroleum's ability to obtain financing and other risks described in this Annual Report on Form 10K.

                              MERGER TRANSACTION

     Pursuant to an Agreement and Plan of Merger dated as of March 30, 1998 by and between Syntroleum Corporation, an Oklahoma corporation ("Old Syntroleum"), and SLH Corporation, a Kansas corporation ("SLH"), effective August 7, 1998, (1) Old Syntroleum merged (the "Merger") with and into SLH, with SLH being the surviving corporation (the survivor of the Merger, together with its subsidiaries and predecessors, is referred to as "Syntroleum" or the "Company"),
(2) SLH changed its name to "Syntroleum Corporation" and (3) the other transactions relating to the Merger were effected. The Merger and related transactions are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998.

                                    PART I

Item 1.   Business

Overview

          Syntroleum is the developer and owner of a proprietary process (the "Syntroleum Process") designed to catalytically convert natural gas into synthetic liquid hydrocarbons ("gas to liquids" or "GTL"). The Syntroleum Process is a simplification of traditional GTL technologies aimed at substantially reducing both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. A unique characteristic and primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. Syntroleum believes that the Syntroleum Process can, in some circumstances, be cost effective in GTL plants with throughput levels ranging from 2,000 to 50,000 barrels per day and
larger.   Due to their relatively small footprint, Syntroleum believes that GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels, allowing these mobile plants to be used at a variety of locations, including isolated and offshore areas. Although no commercial-scale GTL plant based on the Syntroleum Process has yet been built, Syntroleum owns and operates a nominal two barrel per day pilot plant in Tulsa, Oklahoma, where it has successfully demonstrated certain elements and variations of the Syntroleum Process.

          GTL plants can be designed to refine the synthetic liquid hydrocarbons (also known as "synthetic crude oil") produced by the Syntroleum Process into higher margin liquid fuels such as diesel, kerosene and naphtha, or specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks. Synthetic crude oil produced by the Syntroleum Process has certain performance and environmental benefits and is substantially free of contaminants normally found in crude oil, such as sulphur, aromatics and heavy metals.

          Syntroleum believes that a significant opportunity exists for the use of cost-effective GTL plants due to the large resource base of natural gas worldwide and the large volume of natural gas that is currently stranded. Stranded gas exists in reservoirs that have been discovered but for which no economical market has been found. The United States Department of Energy has reported worldwide identified natural gas reserves of 5,011 trillion cubic feet as of January 1, 1996. Wood MacKenzie Consultants Limited ("Wood MacKenzie") and others have estimated that of the world's identified natural gas reserves, approximately one-half, or 2,500 trillion cubic feet, are stranded. This stranded gas would generally be convertible into approximately 250 billion barrels of synthetic crude oil using GTL technology. According to industry sources, approximately 15.5 trillion cubic feet of stranded natural gas was flared, vented or reinjected in 1996. This gas would generally be convertible into approximately 1.5 billion barrels of synthetic crude oil per year (4.1 million barrels per day) using GTL technology.

Business Strategy

          Syntroleum's objective is to be a leading GTL technology provider to the oil and gas industry. Its business strategy to achieve this objective involves the following key elements.

          Broadly License the Syntroleum Process. Syntroleum intends to continue offering licenses to the Syntroleum Process and related proprietary catalysts to the oil and gas industry for the production of synthetic crude oil and liquid fuels primarily outside of North America. To date, Syntroleum has entered into license agreements with Texaco Inc. ("Texaco"), Atlantic Richfield Company ("ARCO"), Marathon Oil Company ("Marathon"), YPF International, Ltd., an affiliate of Argentina-based Yacimientos Petroliferos Fiscales, S.A. ("YPF"), Enron Capital & Trade Resources Corp. ("Enron") and Kerr-McGee Corporation ("Kerr McGee"). Syntroleum believes that substantial long-term revenues can be derived from license fees and catalyst sales to licensees.

          To support its licensing efforts and facilitate the design and construction of GTL plants by licensees, Syntroleum intends to continue to establish relationships with engineering companies and manufacturers of critical components. Syntroleum has established strategic relationships with the engineering firms of Bateman Engineering, Inc. ("Bateman"), Kellogg Brown & Root, Inc. ("Kellogg Brown & Root") and AMEC Process and Energy Limited ("AMEC"). In addition, Syntroleum has established strategic relationships with critical component and process vendors, including Criterion Catalyst Company, L.P. ("Criterion") (a catalyst manufacturer whose owners are Royal Dutch Shell Petroleum Company ("Shell") and Cytec Industries), Catalytica Combustion Systems, Inc. ("Catalytica Combustion Systems"), GE Power Systems ("GE Power Systems") and Lyondell Chemical Company ("Lyondell"). Syntroleum is actively pursuing similar relationships with other engineering companies and component vendors.

          Syntroleum generally obtains title or exclusive rights to inventions or improvements that result from its joint development activities with others. Under its license agreements, Syntroleum obtains royalty-free license rights, including sublicense rights, to all inventions or improvements relating to the Syntroleum Process that are commercially used by its licensees. As a result of these rights, Syntroleum believes that widespread licensing, combined with Syntroleum's research and development activities to further improve the Syntroleum Process, will enhance Syntroleum's ability to gain an advantage over competing technologies and allow Syntroleum to strengthen its relationships with existing licensees and attract new licensees.

          Own Specialty Product GTL Plants. Syntroleum intends to establish joint ventures with its licensees and other oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce fuels and high margin specialty products. Syntroleum's license agreements do not permit licensees to use the Syntroleum Process for the production of specialty products due to Syntroleum's desire to retain these markets for its own commercial development. Syntroleum has formed a joint venture with Enron with respect to the development of a proposed 8,000 barrel per day GTL plant and is currently in discussions with several other potential participants in this joint venture. Specialty product plants would enable Syntroleum to gain experience with the commercial operation of plants based on the Syntroleum Process and, if successful, would provide more consistent revenues than license fees.

          Provide Mobile GTL Plants on a Contract Basis. Syntroleum intends to make available mobile GTL plants to customers on a contract basis through efforts with industry partners and others. Syntroleum believes that significant market potential exists for these mobile GTL plants in various applications, including: (1) extended well testing in areas with stringent flaring regulations; (2) conversion of small associated gas fields that are not large enough to justify the capital investment of a permanent GTL plant; and (3) short-term use of a GTL plant on large fields in order to generate cash flow while a permanent GTL plant is being built or while awaiting pipeline connection.

          Further Reduce Costs Through Research and Development Activities and Acquisitions. Syntroleum intends to continue its research and development activities with a focus on developing further improvements to the Syntroleum Process and further reducing the capital and operating costs of GTL plants based on the Syntroleum Process. Syntroleum conducts its research and development activities utilizing its own resources and through joint development arrangements with its licensees and other industry partners. Texaco, ARCO, Marathon, Bateman, GE Power Systems, DaimlerChrysler AG ("DaimlerChrysler") and AGC Manufacturing Services, Inc. ("AGC") have participated or are currently participating in specific joint development projects with Syntroleum. In addition, Syntroleum has a catalyst research and development relationship with Catalytica Advanced Technologies, Inc. ("Catalytica Advanced Technologies"). Syntroleum is actively pursuing similar relationships with other oil and gas companies, engineering companies and technology providers as potential joint development partners or providers of complementary technologies that might enhance or improve the Syntroleum Process.

          Syntroleum also reviews technological advances made by others and actively seeks to acquire technologies that enhance the Syntroleum Process. Through its license and joint development agreements, Syntroleum has acquired various proprietary technologies, patents and patent applications relating to several improvements to the Syntroleum Process.

          Syntroleum believes that the network created through its license and joint development agreements, along with its strategic alliances with engineering companies and critical component vendors, will allow Syntroleum to more rapidly commercialize and improve the Syntroleum Process. Syntroleum also believes that this network will provide Syntroleum and its licensees with an important competitive advantage and enhance Syntroleum's ability to attract additional licensees and joint development partners.

          Syntroleum's major customers for licensing and contract GTL plants are expected to be energy companies worldwide with significant stranded natural gas reserves that cannot be economically marketed and are therefore generally shut-in, flared or reinjected. Syntroleum believes that these energy companies could significantly enhance the value of their reserves by using the Syntroleum Process to convert such natural gas into liquids that could be economically marketed. Syntroleum's major customers for specialty products are expected to include many of these energy companies, as well as a variety of manufacturing, chemical, refining and oil field service companies.

Industry Overview

          Syntroleum believes that significant opportunity exists for the use of cost-effective GTL plants due to (1) the large volume of natural gas that is currently stranded and (2) the significant liquid hydrocarbon markets available to absorb the production from GTL plants.

          Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil and natural gas. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Syntroleum compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the order of magnitude of the oil and gas resource base and does not purport to have independently verified this information. Accordingly, no assurance can be given as to the existence or recoverability of the estimates of identified reserves of oil and natural gas set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the convertibility of identified amounts of natural gas into amounts of synthetic crude oil assume that all of the referenced natural gas could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas, the composition of the natural gas and process conditions selected for the plant and such variance may be material.

          Natural Gas Resource Base

          The world's natural gas resource base is very large. The United States Department of Energy has reported worldwide identified natural gas reserves of approximately 5,011 trillion cubic feet as of January 1, 1996. This gas would generally be convertible into approximately 500 billion barrels of synthetic crude oil using GTL technology.

          The following table presents the 1996 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region.

     1996 Worldwide Natural Gas Reserves, Consumption and Reserve Life


                                                                                                                  Reserves to
                                                                                                                  Consumption
                                                                                              1996                   Ratio
               Region                                                 Reserves             Consumption          (Reserve Life)
               ------                                                 --------             -----------          --------------
                                                                     (trillion              (trillion               (years)
                                                                     cubic feet)           cubic feet)
Central and South America...........................................      214                  3.0                     71
Africa and the Middle East..........................................    1,960                  6.0                    327
Asia................................................................      363                  8.0                     45
Europe..............................................................      169                 12.3                     14
North America.......................................................      299                 26.0                     11
Russia and other former Soviet Union regions........................    2,006                 22.0                     91
                                                                        -----                 ----                    ---
     Total..........................................................    5,011                 77.3                     65
                                                                        =====                 ====                    ===

--------------------
Source: Oil & Gas Journal, August 11, 1997

          Additionally, according to the August 11, 1997 edition of the Oil & Gas Journal, identified natural gas reserves have been growing at a rapid rate, almost doubling in size from 2,540 trillion cubic feet in 1976 to 5,011 trillion cubic feet in 1996. This has extended the reserve life for worldwide identified reserves from 53 years in 1976 to 65 years in 1996. This increase occurred despite the fact that, over the same time frame, demand for natural gas increased 60%. Syntroleum believes these statistics demonstrate the need for a cost-effective market for this growing resource.

          Natural Gas Field Size Distribution

          The table below lists an estimate of the distribution by field size of natural gas fields located outside North America. Only 86 of these fields are larger than five trillion cubic feet, which is generally considered to be the minimum size necessary to support the development of a full-scale liquid natural gas plant. Syntroleum believes that fields with natural gas reserves as low as
 .01 trillion cubic feet will be able to economically support a GTL plant based on the Syntroleum Process. As a result, Syntroleum believes that, based on field size and portability, GTL plants based on the Syntroleum Process can potentially access over 2,000 of these fields, holding approximately 95% of the reserves held in such fields.

                        The World's Natural Gas Fields

               Reserves                          Number of Fields
               --------                          ----------------
          (Trillion cubic feet)
          Between 50 and 500.........................   15
          Between 5 and 50...........................   71
          Between 1 and 5............................  234
          Between .5 and 1...........................  269
          Between .25 and .5.........................  276
          Between .1 and .25.........................  475
          Between .01 and .1.........................1,195
          Less than .01..............................1,913
                                                     -----
                                                     4,448
                                                     =====

--------------------
Source: Oil & Gas Journal, February 15, 1993

     Stranded Natural Gas Reserves

          Wood MacKenzie and others have estimated that of the world's identified natural gas reserves, approximately one-half, or 2,500 trillion cubic feet, are stranded. This stranded gas would generally be convertible into approximately 250 billion barrels of synthetic crude oil using GTL technology.

          The term "stranded gas" generally refers to gas which exists in reservoirs that have been discovered, but no economical market can be found for the production or production would be too prolific for the limited markets available. Natural gas that is stranded can be managed in the following ways.

          Shut-in Natural Gas. When stranded natural gas reserves have no associated oil reserves, the natural gas is typically not produced. Based on a resource study prepared for Syntroleum by Petroconsultants, Inc. ("Petroconsultants"), there are at least 394 fields of at least .5 trillion cubic feet located outside North America that are not associated with oil reserves and hold approximately 1,488 trillion cubic feet of currently unmarketable natural gas reserves. This gas would generally be convertible into approximately 149 billion barrels of synthetic crude oil using GTL technology.

          Flared and Vented Natural Gas. When stranded natural gas reserves are associated with oil reserves, the natural gas produced is typically flared or vented if allowed by applicable law. According to industry sources, an aggregate of approximately 4.1 trillion cubic feet of natural gas was flared or vented worldwide in 1996. This gas would generally be convertible into approximately one million barrels per day of synthetic crude oil using GTL technology.

          Re-injected Natural Gas. When flaring is not permitted by law and the nature of the geologic formation permits, stranded natural gas is often reinjected when associated with oil reserves. According to industry sources, approximately 11.4 trillion cubic feet of natural gas was reinjected worldwide in 1996. This gas would generally be convertible into approximately three million barrels per day of synthetic crude oil using GTL technology.

          Shut-in Oil. The presence of natural gas in association with oil reserves often results in the oil and gas not being produced if flaring is not permitted by law and reinjection of the natural gas is not a practical alternative due to the nature of the geologic formation or the economics of the project. Syntroleum is not aware of any published estimates of shut-in oil reserves.

          The large amount of stranded natural gas is caused by four primary factors: the overall size of the gas resource base and the relatively small size of many fields (as discussed above), the location of the gas relative to its markets, the cost to transport the gas to those markets and the relatively small size of the markets for products such as ammonia and methanol that can be made from the gas.

          Location of Gas Relative to Markets. Much of the world's stranded natural gas is located in areas where there is no local market and the distance to large consuming areas is great. This makes transportation costs high and often renders development projects uneconomic. As shown in the table under "-- Industry Overview-Natural Gas Resource Base", the Africa and the Middle East and Russia and other former Soviet Union regions have a large percentage of reserves, low levels of production and reserves that are long distances from gas markets. This situation creates stranded gas which is manifested in the high reserve to production ratios shown.

          Transportation Costs. Even in circumstances where a transportation system is available for natural gas, the cost of transporting natural gas in a gaseous state is generally substantially higher, on an energy equivalent basis, than that of oil. For example, according to published pipeline tariffs, the cost to transport natural gas approximately 1,600 miles via pipeline from Houston to Boston is approximately $.80 per million British thermal units, equal to $4.80 per barrel of oil equivalent (assuming 6 million British thermal units per barrel), while the cost to transport crude oil from the Middle East via tanker to Boston, a distance of approximately 6,500 miles, is less than $1.00 per barrel.

          Natural gas can also be transported as liquefied natural gas. In an article published in the July 3, 1995 edition of the Oil & Gas Journal, Mobil Oil Corporation estimated that a five million ton per year liquefied natural gas plant would incur capital costs of between $9 and $13 billion (including conversion plant, dedicated liquefied natural gas tankers and regasification facilities). On the other hand, Syntroleum estimates that a GTL plant producing the same energy output would cost substantially less than this amount and would not require dedicated shipping or unloading facilities.

          Small Alternative Natural Gas Markets. Syntroleum estimates that the worldwide liquefied natural gas market is approximately 1.2 million equivalent barrels per day, which is relatively small compared to the approximately 57 million barrels per day transportation fuels markets. Natural gas can also be converted to products such as ammonia and methanol. Syntroleum currently estimates that the market for ammonia on a barrel of oil equivalent basis is approximately 780,000 barrels per day and the market for methanol on a barrel of oil equivalent basis is approximately 280,000 barrels per day. These markets are small relative to the size of the worldwide natural gas resource base and relative to the approximately 74 million barrels per day market for crude oil and related products.

          Markets for Synthetic Crude Oil Products

          The markets for many of the products that can be produced using the Syntroleum Process and conventional refining techniques are very large. As a result, Syntroleum believes that even if substantial volumes of synthetic crude oil created from natural gas were to flow into these markets, these additional volumes would not cause a significant degradation of price. The following table presents the worldwide consumption of refined petroleum products for the years 1986, 1991 and 1996.

              Worldwide Consumption of Refined Petroleum Products

Product                                   1986           1991           1996
-------                                 ------         ------         ------
                                                 (millions of barrels)
Gasolines (1).........................   5,022          5,609          6,431
Middle Distillates (2)................   6,012          6,820          8,253
Others (3)............................   6,600          7,216          7,790
                                        ------         ------         ------
    Total.............................  17,634         19,645         22,474
                                        ======         ======         ======

--------------------
(1)  Consists of aviation and motor gasoline and light distillate feedstock.
(2)  Consists of jet and heating kerosenes and gas and diesel oils.
(3) Consists of fuel oil, refinery gas, propane, solvents, petroleum coke, lubricants, bitumen, wax and refinery fuel and loss.

Source: The British Petroleum Company p.c. Statistical Review of World Energy, 1997.

The Syntroleum Solution

          Syntroleum expects that the Syntroleum Process will be an attractive solution for oil and gas companies with stranded natural gas reserves based on its belief that the Syntroleum Process can be:

          . a relatively low cost process

          . used in relatively small formats

          . adaptable to feedstock quality, the location of the reserves and the desired end products

          . made portable in sizes up to 10,000 barrels per day

          Low Cost. Historically, the most significant obstacle to widespread commercial use of GTL technology has been cost. Because the Syntroleum Process is less complex than traditional GTL technologies, Syntroleum believes that GTL plants based on the Syntroleum Process will have lower capital and operating costs than comparable-sized GTL plants based on traditional technology.

          Small Formats. Given the large number of small fields containing unmarketable natural gas, GTL plants that are economic only at high levels of throughput have limited application. For example, of the 4,448 natural gas fields located outside North America shown in the table under "Industry Overview-Natural Gas Field Size Distribution," (1) approximately 86 contain sufficient reserves to support a 50,000 barrel per day plant, (2) approximately 234 contain sufficient reserves to support a 10,000 to 50,000 barrel per day plant, (3) approximately 269 contain sufficient reserves to support a 5,000 to 10,000 barrel per day plant, and (4) approximately 275 contain sufficient reserves to support a 2,500 to 5,000 barrel per day plant, in each case for a typical 30-year plant life. In addition, approximately 1,670 of these 4,448 fields contain sufficient reserves to support a 2,000-barrel-per-day plant for less than a 30-year plant life. Syntroleum believes that GTL plants based on the Syntroleum Process can be cost-effective at throughput levels as low as 2,000 barrels per day and consequently could potentially be used at over 50% of these 4,448 fields, representing over 95% of the total reserves held in all of such fields.

          Adaptable. Syntroleum also believes that GTL plants based on the Syntroleum Process can be adapted to use lower quality feedstock and can be located in isolated and remote locations. For example, Syntroleum believes that impurities such as nitrogen and carbon dioxide will not need to be completely removed in order for natural gas to be used as a feedstock in GTL plants based on the Syntroleum Process. However, other impurities, such as sulfur compounds or trace metals, must be removed from natural gas prior to processing. Due to their relatively small footprint, Syntroleum believes GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels, allowing these plants to be used at a variety of locations, including isolated and offshore areas where Syntroleum believes a majority of natural gas fields are located. Moreover, because the Syntroleum Process is a net energy generator, Syntroleum believes that these plants can be located in remote areas without the need for any additional power supply.

          Portable. Because of their high capital costs, gas pipelines and other traditional methods for commercialization of natural gas resources require significant reserves and established local markets to be economically feasible. However, due to the potential portability of smaller-sized GTL plants based on the Syntroleum Process, Syntroleum believes that these plants may in some circumstances be used to convert smaller quantities of in-place reserves than would be necessary to support a traditional project. Syntroleum also believes that this portability, together with the global nature of the markets for liquid hydrocarbons, will reduce the risk involved in GTL projects as compared to traditional methods of commercialization.

Implementation of Syntroleum's Business Strategy

          The following sets forth Syntroleum's progress to date in implementing its business strategy. Although, Syntroleum has made significant progress towards commercializing the Syntroleum Process, no assurance can be given that licensees will construct any plants under their license agreements, that financing for specialty product or mobile GTL plants will be obtained by Syntroleum, that design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful or that these plants will be constructed or utilized on a cost-effective basis. See "Risks Relating to the Syntroleum Process" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Additional Financing Requirements and Access to Capital Funding."

          Licensing Arrangements

          Syntroleum currently markets four types of license agreements:

          . Master license agreements, which generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide, except in North America (due to Syntroleum's desire to retain this region for its own commercial development) and China and India (in each case due to intellectual property protection concerns).

          . Volume license agreements, which generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process in areas outside of North America, China and India, subject to specified aggregate production capacity limits.

          . Regional license agreements, which generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region (generally not expected to include North America, China or India).

          . Site license agreements, which generally grant to the licensee the non-exclusive right to use the Syntroleum Process in a GTL plant at a single specified location for the life of the plant and may be granted under Syntroleum's master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement.

          By entering into a master, volume or regional license agreement, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from Syntroleum, secures pricing terms for site licenses and obtains rights to future improvements in Syntroleum's GTL technology. Syntroleum's first license agreement was a master license agreement entered into with Texaco in September 1996. To date, Syntroleum has also entered into master license agreements with ARCO and Marathon, and has entered into volume license agreements with YPF, Enron and Kerr-McGee. Syntroleum intends to continue to market the Syntroleum Process for license primarily to major oil and gas companies with significant stranded natural gas reserves.

          The following description summarizes the principal terms and conditions of the forms of Syntroleum's license agreements, does not purport to be complete and is qualified in its entirety by reference to the form of Syntroleum's master license agreement, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K. Agreements entered into with specific licensees may differ in material respects from the current forms of Syntroleum's license agreements.

          Initial Deposits and License Fees. At the inception of a master, volume or regional license agreement, the licensee is generally required to make an initial deposit to Syntroleum, the amount of which is credited against future site-specific license fees. The amount of the initial deposit depends on market conditions and, in the case of volume and regional license agreements, the volume limitation and the size and location of the region covered. Syntroleum has received an aggregate of $11 million in cash as initial deposits and option fees under its existing license agreements. In some cases, Syntroleum has acquired technologies or commitments to provide funding for future development activities in lieu of initial cash deposits in cases where Syntroleum viewed these technologies or commitments as being more valuable than the initial cash deposit.

          Generally, the amount of the license fee for site licenses under Syntroleum's master, volume and regional license agreements is determined pursuant to a formula based on the discounted present value of the product of
(1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) Syntroleum's per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Syntroleum's license fees for new plants may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Syntroleum's existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Syntroleum expects that license fees under existing agreements will be paid in increments when certain milestones during the plant design and construction process are achieved.

          Licensee Support. Syntroleum believes that support of its licensees both before and after they have executed a license agreement is critical to facilitate the development and construction of multiple GTL plants based on the Syntroleum Process. Syntroleum intends to provide this support directly through its internal engineering department and through its relationships with Bateman, Kellogg Brown & Root, AMEC and other engineering companies and component manufacturers. Syntroleum's engineers and business development managers seek to establish support relationships with its licensees as they move through the process of developing and constructing plants. Syntroleum has held and intends to continue to hold educational seminars for its licensees and prospective licensees that cover a variety of GTL topics, such as project evaluation, data requirements for feasibility studies and different process designs.

          Catalyst Sales and Process Design Packages. Syntroleum's license agreements grant the licensee the right to acquire from Syntroleum or vendors designated by Syntroleum any proprietary catalyst used in either the synthesis gas reaction or the Fischer-Tropsch reaction, in each case at prices based on Syntroleum's cost plus a margin. Syntroleum's license agreements require Syntroleum's catalyst to be used in the initial fill for the licensee to receive Syntroleum's process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. Syntroleum currently estimates that these catalysts will be required to be replaced every three to five years. Licensees also have the right to acquire proprietary reactors used in the Syntroleum Process from vendors approved by Syntroleum. In addition, under Syntroleum's license agreements, licensees are required to purchase a process design package for plants covered by the license from Syntroleum at a fee based on Syntroleum's costs plus a specified margin. Syntroleum may, however, develop the process design package with the assistance of a third party. Syntroleum is also required to provide certain technical support to licensees at specified fees.

          Other License Terms. The term of a master, volume or regional license agreement is generally the later of 15 years following its effective date or five years following the effective date of the last site license issued under the agreement. Rights of a licensee to acquire site licenses under Syntroleum's master, volume and regional license agreements would survive a change of control of Syntroleum.

          Under its license agreements, Syntroleum acquires a royalty-free license to any invention or improvement to the Syntroleum Process that is developed by the licensee (together with the right to grant corresponding sublicenses to certain of its other licensees). Licensees also acquire the right to use subsequent inventions or improvements to the Syntroleum Process that have been placed in commercial use or are suitable for commercial use for which Syntroleum has royalty-free licensing rights and is offering to license to others. Due to Syntroleum's desire to retain the rights to produce specialty products for its own commercial development, each license agreement with non-affiliates of Syntroleum currently provides that the licensee is entitled only to produce synthetic crude oil and liquid fuels at plants based on the Syntroleum Process and is not entitled to produce specialty products.

          License agreements generally provide that Syntroleum is required to indemnify the licensee against certain losses arising out of (1) the use of patent rights and technical information relating to the Syntroleum Process and
(2) acts or omissions in the preparation and content of the process design packages and certain other matters. Syntroleum anticipates that licensees may require Syntroleum or an engineering firm to provide a process guarantee with respect to certain elements of the Syntroleum Process as a condition to entering into site license agreements. Under its existing license agreements, Syntroleum's obligations under these indemnity provisions and any separate process guarantees are, however, limited to 50% of the total fees received with respect to each license.

          Specialty Product GTL Plants

          Syntroleum intends to design and construct GTL plants that produce specialty products, such as synthetic lubricants, synthetic drilling fluids, waxes, liquid normal paraffins and certain chemical feedstocks. Syntroleum intends to own these plants through joint ventures and retain significant equity interests in these joint ventures. In most cases, these specialty plants will require additional refining technologies and expertise to convert and separate synthetic crude oil into the desired products.

          Initial Specialty Product GTL Plant. In May 1997, Syntroleum formed a joint venture through which Syntroleum intends to develop an 8,000 barrel per day specialty product plant. The plant was initially planned to be constructed in Sweetwater County, Wyoming. In addition to the Wyoming site, several alternative sites at which lower cost natural gas could be obtained are currently under consideration. Syntroleum has issued a site license and contributed a total of $2 million to this joint venture. Syntroleum intends to contribute an additional $15 million at the closing of the financing for the plant and, based on current plans, would retain a majority interest in this joint venture. However, if Syntroleum obtains additional capital, it may increase such contribution and retain an additional interest. ENRON has contributed $1 million in exchange for a four percent interest in the joint venture and agreed to contribute an additional $14 million for an additional seven percent interest upon closing of the financing for the plant. The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. Actual ownership percentages may vary from current estimates depending on the terms of subsequent financings.

          Syntroleum currently expects that Bateman and another major engineering firm will design and construct the plant. Syntroleum is the managing member of this joint venture, but it may subcontract with a third party that would manage the operations of the plant. Syntroleum currently anticipates that this plant will produce lube oil, normal paraffins, drilling fluid, naphtha and electricity.

          Syntroleum is currently reviewing preliminary design and cost estimates for the plant and exploring sources of debt and equity capital to fund final design and construction. However, there can be no assurance that the necessary capital for this project will be obtained. The schedule for construction of this plant has not yet been finally determined. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations."

          The Joint Venture GTL Plant. In November 1997, Syntroleum, Texaco and Kellogg Brown & Root entered into a project development agreement for the development of a small GTL plant based on the Syntroleum Process. In July 1998, the parties extended the term of the agreement to July 15, 1999. During the third quarter of 1998, Kellogg Brown & Root informed Syntroleum of its decision not to participate in the project as an equity holder while expressing an interest in continuing to provide engineering and construction services to the project. The project development agreement provides that Syntroleum and Texaco will initially contribute up to $1.5 million to the project in cash and that additional contributions may be made by the parties at or after the formation of the joint venture. To date, the parties have spent approximately $1.3 million on the project.

          The first phase of the project, which involved preparation of a feasibility study, has been completed. Because of the difficulty in attracting the necessary capital for the project in the current climate of low oil and gas prices, the project has been suspended. Syntroleum is currently reviewing smaller plant designs capable of achieving similar objectives of the original project and which Syntroleum believes would be capable of attracting the necessary equity and/or debt capital for design and construction. Several of Syntroleum's licensees have expressed interest in such a revised project. However, there can be no assurance that this project will be resumed or that the necessary capital will be obtained.

          Additional Specialty Product GTL Plants. Pursuant to an agreement with Texaco, Syntroleum granted to Texaco the right to participate with Syntroleum in up to three specialty product GTL plants. Syntroleum is also in discussions with several oil and gas companies and anticipates forming additional joint ventures in order to finance, construct and operate additional specialty product GTL plants worldwide. Syntroleum's plans for these plants will focus on partnering with companies who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be produced in these plants.

          Contract GTL Plants

          Syntroleum believes that GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels. Through efforts with industry partners and others, Syntroleum intends to make available these mobile GTL plants for use by oil and gas companies on a contract basis. Syntroleum plans to make available contract services to customers that do not desire to enter into a license agreement and build a licensed plant because (1) the customer needs to conduct extended well testing in areas with stringent flaring regulations, (2) the customer needs to use a GTL plant in small associated gas fields that are not large enough to justify the capital investment of a permanent GTL plant, (3) the customer needs to use a GTL plant on a short-term basis on a large field in order to generate cash flow while a permanent GTL plant is being built or while awaiting pipeline hookup, or (4) for other reasons. Syntroleum anticipates that these plants would be designed so that they would be operational at a variety of locations, which would enable the plants to be relocated to new fields with minimal modifications.

          Research and Development

          One of Syntroleum's key strategies is to continue to lower the cost of its GTL technology through research and development. Syntroleum's current laboratory has 13 fixed tubular reactors, one HMX reactor, two moving bed slurry reactors and three continuous stirred tank reactors in which automated tests are run and catalyst systems are evaluated and developed. As of March 1, 1999, Syntroleum had 38 employees in its laboratory, pilot plant and engineering departments, 24 of which are chemists, engineers or other degreed professionals (12 with masters or Ph.D. degrees) devoted to research and development activities. A number of other chemists, engineers and professionals that are employed by Syntroleum's licensees and joint development partners are also contributing efforts to the further development of the Syntroleum Process. Syntroleum has recently acquired an additional laboratory facility that contains approximately 16,500 square feet and is located on approximately 100 acres of land and plans to expand its research and pilot plant capabilities further at this facility.

          Syntroleum also has access to laboratory and test facilities through its joint development partners. For example, both Texaco and ARCO have performed catalyst tests at their own or contract facilities, and testing with Catalytica and Marathon regarding low heating value gas combustion has been conducted at Catalytica's and AGC's test facilities. Additionally, Syntroleum has its own technical experts as well as access to the technical experts of its joint development partners. Several of Syntroleum's joint development partners have employees working on research and development activities related to improving the Syntroleum Process.

          Syntroleum's research and development efforts will take place in four primary areas: process design, catalyst development, reactor design and heat integration/power recovery. For a discussion of Syntroleum's efforts in these areas, see "The Syntroleum Process."

Strategic Relationships

          Syntroleum has sought to rapidly improve and commercialize the Syntroleum Process by entering into relationships with engineering companies, component manufacturers and other companies that provide complementary expertise and technology. Syntroleum believes that these relationships

          . result in significant contributions toward the development and commercialization of the Syntroleum Process
          .  contribute to Syntroleum's marketing program
          .  facilitate GTL market growth
          .  reduce competitive risks that smaller companies often face

Syntroleum intends to continue to seek additional strategic partners with expertise and technologies from which Syntroleum could benefit.

          Although Syntroleum has entered into agreements with the following strategic partners, no assurance can be given that these agreements will not be terminated, that these relationships will continue, or that the anticipated benefits of the relationships will be obtained. See "Risks Relating to the Syntroleum Process."

          Bateman

          Bateman has been an important strategic partner of Syntroleum. Since 1993, Bateman has provided engineering services in connection with Syntroleum's pilot plant and other aspects of Syntroleum's development of its GTL technology. Pursuant to a project development agreement entered into between Bateman and Syntroleum in March 1997, Syntroleum has agreed to utilize Bateman to assist in the development of Syntroleum-owned specialty product GTL plants in North and South America. Bateman is entitled to provide all process design packages, as well as engineering, procurement, construction and project management services, for the construction of such plants, provided that Bateman satisfies the financial or performance criteria required by the parties providing equity and debt financing for the plant. Under its agreement with Bateman, Syntroleum acquires title to all inventions and improvements to the Syntroleum Process that result from the collaborative efforts of Bateman and Syntroleum.

          Kellogg Brown & Root

          Kellogg Brown & Root has also been an important strategic partner of Syntroleum. Since 1996, Kellogg Brown & Root has provided engineering services in connection with Syntroleum's pilot plant and other aspects of Syntroleum's development of its GTL technology. Syntroleum and Kellogg Brown & Root are parties to an agreement under which Kellogg Brown & Root is authorized to provide engineering services to Syntroleum and its licensees. Under an intellectual property agreement with Kellogg Brown & Root, Syntroleum acquires title to all inventions and improvements to the Syntroleum Process created by Kellogg Brown & Root that result from the collaborative efforts of the parties.

          Texaco

          Syntroleum first began discussions with Texaco in 1993 to evaluate Syntroleum's GTL technologies. In February 1995, Syntroleum entered into a research and development agreement with Texaco to support the initial development of Syntroleum's chain limiting catalyst. Texaco provided approximately $265,000 for development activities under this agreement over a two-year period. Under this agreement, Syntroleum also acquired from Texaco certain data relating to the Hydrocol plant formerly located in Brownsville, Texas and operated by Texaco in the early 1950s.

          In connection with entering into a master license agreement with Syntroleum in September 1996, Texaco entered into a joint development agreement with Syntroleum pursuant to which Texaco agreed to fund additional joint research and development activities. Under this agreement, Texaco contributed certain reactor technology and agreed to fund all activities of the parties under the agreement. Based on this technology, the parties have engaged in the joint development of the HMX reactor and related catalyst system. As of March 1, 1999, Texaco had spent approximately $3.5 million for joint development activities under this agreement, including approximately $1.4 million during 1998 which represents approximately 31% of Syntroleum's revenue for 1998. Under its joint development agreement with Texaco, Syntroleum retains title to all inventions and improvements to the Syntroleum Process that result from collaborative activities. In addition, for its commitment of research and development funds, Texaco receives a limited discount on future license fees which may be otherwise due under its master license agreement.

          ARCO

          ARCO has worked with Syntroleum since 1993 in the evaluation of certain variations on the Syntroleum Process for designs applicable to certain of ARCO's natural gas properties. In March 1994, ARCO and Syntroleum entered into two research and development agreements relating to Syntroleum Process design and Syntroleum's chain limiting catalyst, respectively.

          Pursuant to the terms of its joint development agreement entered into with Syntroleum in April 1997, Syntroleum also has acquired from ARCO certain patent applications relating to gas turbine integration and Fischer-Tropsch reactor designs. ARCO is currently constructing a 70 barrel per day pilot plant at ARCO's Cherry Point Refinery near Bellingham, Washington. This pilot plant will test a moving bed slurry reactor configuration and associated catalyst and a high pressure autothermal reformer design. During the fourth quarter of 1998, major modules for the plant were shipped to the plant site. Construction of this pilot plant is expected to be completed during the second quarter or early third quarter of 1999. Under its development agreements with ARCO, Syntroleum retains title to all inventions and improvements to the Syntroleum Process that result from collaborative activities. In addition, for its commitment of research and development funds, ARCO receives a limited discount on future license fees which may be otherwise due under its master license agreement.

          Marathon

          Syntroleum first began discussions with Marathon in 1994 to evaluate Syntroleum's GTL technologies. In connection with Syntroleum's master license agreement with Marathon, Syntroleum entered into a separate agreement with Marathon pursuant to which Syntroleum acquired certain exclusive rights (including the right to sublicense) in the GTL field under a newly issued United States patent and a pending United States patent application relating to gas turbine technology and non-exclusive rights to use such technology outside the GTL field. Under its agreement with Marathon, Syntroleum retains title to all inventions and improvements to the Syntroleum Process that result from collaborative activities.

          Marathon also participated in and partially funded a joint testing and development program conducted by Syntroleum and AGC described below.

          Criterion

          One of Syntroleum's principal strategic relationships is with Criterion, a catalyst company jointly owned by Shell and Cytec Industries. In August 1996, Syntroleum entered into an agreement with Criterion that provides Criterion with the non-exclusive right to manufacture Syntroleum's proprietary high alpha catalyst for sale by Criterion to Syntroleum for its own use and for resale to others and, with approval of Syntroleum, directly to approved licensees of the Syntroleum Process. The agreement provides for a fixed margin to be paid to Syntroleum for any sales of catalyst to approved licensees and that any ideas, developments or improvements related to such catalyst, other than manufacturing techniques, are the property of Syntroleum. In addition, Syntroleum is required to purchase all such catalysts for its own use from Criterion, subject to certain price and delivery requirements. Criterion also agrees to provide Syntroleum with other catalysts made by Criterion, including the catalyst used in the lube oil isomerization and dewaxing process licensed by Syntroleum from Lyondell.

          Catalytica Combustion Systems

          In July 1997, Syntroleum entered into a joint testing agreement with Catalytica Combustion Systems, a manufacturer of low emission catalytic combustion products, relating to the development of a catalytic combustion system for use in the Syntroleum Process. Catalytica Combustion Systems has developed a proprietary combustion system for the catalytic combustion of gaseous and liquid hydrocarbons which significantly reduces emission of nitrous oxide compounds. Under the agreement, the parties have conducted tests to determine whether Catalytica Combustion Systems' combustion system design can be adapted to efficiently combust low heating value fuel with low emissions. The combustion systems being tested include those that are fueled only by low heating value fuel and those that are initially fueled by natural gas and later fueled by low heating value fuel. The agreement calls for additional development to create a special combustor that can be fitted for use on a wide variety of available gas turbines allowing them to utilize the low heating value residue gases created by the Syntroleum Process. Syntroleum will have the exclusive right to utilize such combustors supplied by Catalytica Combustion Systems in GTL applications.

          Catalytica Advanced Technologies

          In April 1998, Syntroleum entered into a technical catalyst services and development agreement with Catalytica Advanced Technologies. Under this agreement, Syntroleum may engage, on a project by project basis, the technical, research and development services of Catalytica Advanced Technologies to assist Syntroleum in its ongoing catalyst research, development and manufacturing activities.

          AGC

          In July 1997, Syntroleum entered into a joint testing agreement with AGC, which is a packager of gas turbines and systems incorporating gas turbines. In 1998, the parties completed a series of tests demonstrating that AGC's gas turbine and related combustion systems can be modified to use low heating value gas as fuel. Based on these tests, Syntroleum believes that the technology can be migrated to various size turbines from various manufacturers, potentially allowing for the application of a broader range of gas turbines in the Syntroleum Process. The technology that allows a gas turbine to use low heating value gas is based on technology acquired by Syntroleum from Marathon. Syntroleum and AGC may elect to conduct additional joint development work or proceed to commercial design and production of the technology for use in plants based on the Syntroleum Process.

          GE Power Systems

          In December 1998, Syntroleum entered into an agreement with GE Power Systems to certify GE heavy-duty gas turbines for use in the Syntroleum Process. Under the agreement, the parties are to cooperate to verify GE's low heating value gas combustion technology for use in the Syntroleum Process. GE Power Systems has begun verification testing which is currently expected to be completed by the end of 1999. Verification would allow Syntroleum and its licensees immediate access to GE turbines for projects under development and allow for the application of a broader range of turbine sizes in the Syntroleum Process. In addition, Syntroleum believes that joint development activities to be conducted under the agreement will enhance its efforts to continue to lower the cost of GTL plants based on the Syntroleum Process and to provide more flexible plant designs.

          DaimlerChrysler

          In October 1998, Syntroleum entered into an agreement with DaimlerChrysler to develop automobile fuels produced using the Syntroleum Process. The agreement calls for DaimlerChrysler to test several fuel formulations made by Syntroleum on various engines to determine the optimum physical and chemical characteristics desired for each fuel. The agreement also allows for joint testing of lubricants and automatic transmission fluids made with the Syntroleum Process. Syntroleum believes that fuels designed from the Syntroleum Process will be able to run in current diesel vehicles without modification and should be suitable for future technologies such as advanced clean-burning diesel engines, fuel cells and hybrid electric vehicles.

          AMEC

          In September 1997, Syntroleum entered into an engineering representation and intellectual property agreement with AMEC, one of Europe's leading engineering and construction contractors. The agreement designates AMEC as an approved engineering contractor for Syntroleum and its licensees. In addition, the agreement entitles AMEC to market the Syntroleum Process to certain third parties, subject to Syntroleum's prior approval with respect to proposed licensees. The agreement provides for AMEC to complete, at its expense, a reference design and associated design support systems for one type and size of GTL plant identified by Syntroleum and AMEC. Under the agreement, Syntroleum retains title to all inventions and improvements to the Syntroleum Process that result from the collaborative efforts of the parties.

          Lyondell

          In October 1996, Syntroleum entered into an agreement with Lyondell, a major petrochemical company, whereby Syntroleum acquired an exclusive, royalty-bearing license to utilize Lyondell's wax isomerization process in the Syntroleum Process to produce certain synthetic lubricants through at least the year 2000 and thereafter, provided that Syntroleum meets certain performance criteria. Given the current uncertain schedule for construction of GTL plants using the Syntroleum Process, Syntroleum may seek to extend the term of this agreement. The process, which is based on Lyondell's catalytic dewaxing process, was developed to make synthetic lube base stocks from the waxy synthetic crude oil produced by the high alpha catalyst in the Syntroleum Process. Under this agreement, Lyondell has agreed to provide Syntroleum with certain technical information and assistance (including training) related to its wax isomerization process.

Sales and Marketing

          Syntroleum intends to maintain an active marketing and sales effort to develop and promote the Syntroleum Process through several channels. Syntroleum has been and will continue to be an active participant at industry conferences relating to GTL processes. During 1998, representatives of Syntroleum spoke at 24 different conferences on four continents. Syntroleum also intends to continue to write and publish papers on topics regarding the implications of GTL technology to the industry. Additionally, Syntroleum will continue to educate and inform its customers through the use of multi-media and print presentations. Syntroleum also intends to establish brand recognition for specialty products to be produced by its specialty plants. Syntroleum has received trademark and service mark rights to the name "Syntroleum" in the United States and has applications pending to register the trademark in various foreign countries.

          In addition, Bateman, Kellogg Brown & Root, AMEC and other engineering companies are familiar with Syntroleum's GTL technology and have assisted Syntroleum in marketing the Syntroleum Process. Syntroleum's agreements with engineering firms generally provide such firms with the right to market the Syntroleum Process. Syntroleum believes that these relationships will expand its marketing effort in a cost-effective manner. Syntroleum currently has five employees in its business development and marketing departments, three of which hold advanced degrees, and retains a full-time sales representative in London, England.

Historical Development of the Technology

          The Chemistry

          The basis for most GTL technologies, including the Syntroleum Process, originated in 1923 when two German chemists, Franz Fischer and Hans Tropsch, discovered that synthesis gas (carbon monoxide and hydrogen) could be catalytically converted into synthetic hydrocarbons using a precipitated cobalt
catalyst.   In the Fischer-Tropsch reaction, the synthesis gas in contact with the catalyst surface at certain temperatures and pressures causes a chemical reaction that produces hydrocarbons and byproducts consisting primarily of water and carbon dioxide.

          The length and distribution of the hydrocarbon molecules produced by the reaction vary significantly depending on the choice of catalysts, reactors and other operating conditions of the process, but range from methane (CH\4\) to hydrocarbons containing as many as 100 carbon atoms that tend to be very linear or parrafinic. Hydrocarbons with one to four carbon atoms tend to be gaseous at room temperature and atmospheric pressure. Hydrocarbons with a molecular range of 5 to 20 carbon atoms tend to be liquid under the same conditions. Above 20 carbon atoms, these molecules tend to form solids (wax) at room temperature.

          Initial Development in Germany, the United States and South Africa

          Prior to and during World War II, development of the Fischer-Tropsch process occurred primarily in Germany. Due to Germany's significant coal resources and limited oil and gas resources, these development activities focused exclusively on the conversion of coal into fuels and chemicals. Between 1934 and 1945, nine government-funded coal to liquids plants were built in Germany using coal as the feedstock. The synthesis gas was generated by high-temperature gasification of coal with oxygen and steam. An iron-based catalyst was used to manufacture synthetic hydrocarbons, primarily motor fuels. Maximum combined production from these nine plants reached approximately 16,000 barrels per day in 1944.

          Between 1943 and 1950, the United States Bureau of Mines, prompted by fears of an oil shortage, extensively researched coal-to-oil processes. However, no commercial plants were built in the United States during that period. In 1950, Texaco participated in the Hydrocol plant, which was an 8,000 barrel per day synthetic fuel plant that was built in Brownsville, Texas and used natural gas as the feedstock. The plant's design was based, in part, on the work done by the United States Bureau of Mines. Although the plant was a technical success, it was not economic to operate because a new gas pipeline and changes in the price of oil created a more economic market for the natural gas, which resulted in the shutdown of the plant in 1953.

          In 1950, the South African government formed a predecessor of Sasol (which was later privatized) to develop synthetic fuels using coal as the feedstock. The first South African plant, a 2,500 barrel per day facility located in Sasolburg, South Africa, became operational in 1955 and is still in operation today. This plant, known as Sasol One, produces liquid fuels, pipeline gas, waxes and chemicals. Following the Middle East oil crisis of 1973, an approximately 50,000 barrel per day Fischer-Tropsch plant, Sasol Two, was built in Secunda, South Africa, and has been operating since 1980. Sasol Three, which was designed to be identical to Sasol Two, has been operating since 1982. In 1989, the South African government established Mossgas (Pty) Limited, a separate government-supported company, to build a natural gas-based GTL plant. A 23,000 barrel per day plant utilizing Sasol technology began production in 1993.

          Modern Development by Major Oil Companies

          Following the oil embargo of 1973, further development efforts focused on utilizing both coal and natural gas to produce synthesis gas for the Fischer-Tropsch process. Several major oil companies and several governments funded research into synthetic fuels. The worldwide recession of 1982 and the related drop in oil prices resulted in the termination of most coal-related development activities. However, development activities related to the conversion of natural gas continued.

          In 1985, Mobil commissioned a 14,500 barrels per day plant located in Montuni, New Zealand. The plant, which was not based on Fischer-Tropsch chemistry, was designed to convert natural gas to methanol and then to gasoline. In 1990, the plant was sold and was later converted into a methanol-only facility. In 1993, Shell commissioned a 12,500 barrels per day plant located in Bintulu, Malaysia. The plant is based on Shell's version of GTL technology, known as SMDS (Shell Middle Distillate Synthesis) and is not currently operational. In October 1996, Exxon reported that it was in discussions with the government of Qatar to construct a GTL plant utilizing its GTL process (which Exxon calls the AGC-21 process). Reports on Exxon's technology have suggested that costs associated with its technology are lower than historic levels and that a plant based on Exxon technology would be economical at a size of between 50,000 and 100,000 barrels per day. Exxon currently operates a 200 barrel per day pilot plant located in Baton Rouge, Louisiana.

          The generally accepted capital cost target for a GTL plant to be cost effective for the production of transportation fuel given oil prices in the range of $15 to $20 per barrel is $30,000 per barrel of daily plant capacity or less. Syntroleum believes that to date no company has built a commercial-scale GTL plant that has broken this cost barrier. In addition, Syntroleum believes that each of the current competitive GTL technologies has taken in excess of ten years to develop.

The Syntroleum Process

          The Syntroleum Process involves two catalytic reactions. The first reaction converts natural gas into synthesis gas, and the second reaction converts the synthesis gas into hydrocarbons through the Fischer-Tropsch reaction over a proprietary catalyst. Syntroleum's goal in developing this process has been to substantially reduce both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. Syntroleum believes that by reducing the complexity of the process it has achieved this goal. Syntroleum has developed and continues to develop variations of its basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications.

          Syntroleum completed construction of its first pilot plant in 1990, and the plant was successfully operated in 1990 and 1991. Between 1991 and 1995, Syntroleum focused the majority of its research and development efforts on catalyst development for the Fischer-Tropsch reaction. The pilot plant was extensively modified in 1995 to test new catalysts and again in 1997 to test new reactor designs. Syntroleum's nominal two barrel per day pilot plant has successfully demonstrated certain elements and variations of the Syntroleum Process. However, no commercial-scale GTL plant based on the Syntroleum Process has yet been constructed.

          Although Syntroleum believes that the Syntroleum Process can be utilized in commercial-scale GTL plants, no assurance can be given that such commercial-scale GTL plants will be successfully constructed and operated or that such plants will yield the same economics and results as those demonstrated on a pilot plant basis. In addition, certain improvements to the Syntroleum Process are under development and may not prove to be commercially applicable. See "Risks Relating to the Syntroleum Process."

          The Synthesis Gas Reaction

          The first reaction in the Syntroleum Process--converting natural gas into synthesis gas--involves the use of Syntroleum's proprietary auto thermal reformer reactor. In this reaction, natural gas (consisting primarily of methane), compressed air (consisting primarily of oxygen and nitrogen) and minor amounts of steam are combined in the auto thermal reformer reactor at a specified temperature, pressure and ratio to produce synthesis gas (which consists of hydrogen and carbon monoxide) diluted with nitrogen. The auto thermal reformer reactor is a refractory-lined carbon steel vessel utilizing a nickel-based catalyst and is similar to the secondary reformer in an ammonia plant. The production of synthesis gas in the auto thermal reformer reactor is a combination of exothermic and endothermic reactions that generate a large amount of heat, a portion of which may be captured as steam for other internal and external uses.

          The following diagram illustrates the net reaction in the ATR:

                                    Step 1
                  Conversion of Natural Gas to Synthesis Gas

                                                       Synthesis Gas
    Natural Gas    Air    Steam                   (diluted with Nitrogen)  Water
                                       Catalyst
      CH\4\ + O\2\ + N\2\ + H\2\O    [RIGHT ARROW]     CO + H\2\ + N\2\ + H\2\O


          The Fischer-Tropsch Reaction

          The second reaction in the Syntroleum Process is the Fischer-Tropsch synthesis reaction. In a one-pass process, synthesis gas diluted with nitrogen flows into one or more reactors containing Syntroleum's proprietary catalyst. As the synthesis gas passes over the catalyst, it is converted into hydrocarbons of various molecular weights, with byproducts consisting of water and minor amounts of carbon dioxide also being produced. This reaction is also very exothermic. The synthetic liquid hydrocarbons and water drain from the reactor vessel and are subsequently separated. The nitrogen, carbon dioxide and gaseous hydrocarbons also leave the reactor vessel and are subsequently burned in a heater to generate steam or process heat or in a turbine to generate horsepower or electricity.

          The following diagram illustrates the Fischer-Tropsch reaction:

                                    Step 2
                          Fischer - Tropsch Synthesis

          Synthesis Gas
     (diluted with Nitrogen)                    Hydrocarbons Nitrogen Water
                                 Catalyst
         H\2\ + CO + N\2\      [RIGHT ARROW]    C\n\H(\2n\+\2\) + N\2\ + H\2\O


          Fischer-Tropsch Catalyst Systems

          Syntroleum has developed several different proprietary catalysts systems for use in the Fischer-Tropsch reaction in order to allow for matching a catalyst system to a particular reactor design and provide more flexibility in matching the Syntroleum Process to the desired applications.

          Based upon pilot tests of catalysts manufactured by Syntroleum, Syntroleum believes that it has a number of proprietary catalyst systems that meet or exceed the activity and selectivity targets necessary for commercial application in certain current Syntroleum Process designs, including the catalysts associated with the hybrid multi-phase reactor known as "HMX" under development with Texaco, and the moving bed slurry reactor to be pilot-tested with ARCO at its Cherry Point refinery.

          Most Fischer-Tropsch catalysts produce a very waxy synthetic crude oil. Typically, more than 50% of a barrel of synthetic crude oil is solid at room temperature due to the high wax content. These waxy hydrocarbons are typically processed through a hydrocracker to convert them into liquid hydrocarbons at room temperature that can be further processed into transportation fuels. Syntroleum's proprietary "high alpha" catalyst produces a very waxy synthetic crude oil which can also be further processed through hydrocracking to make liquid fuels, or with other refining processes, the waxy portion can be converted into higher value specialty products such as synthetic lubricants. Syntroleum's proprietary "chain-limiting" catalyst currently under development is designed to produce hydrocarbons primarily in the liquid fuels range, without producing wax. Use of this catalyst should further lower the capital cost of a plant by permitting the use of high-capacity fluidized-bed reactors and eliminating the need for hydrocracking equipment. Further development of Syntroleum's chain limiting catalyst is required before it will be available for commercial use.

          Under Syntroleum's agreement with Criterion, Criterion has manufactured, in its commercial facilities, batches of certain catalyst in quantities sufficient to confirm that such catalyst performance is comparable to the same catalyst produced by Syntroleum and such catalysts can be produced in commercial quantities at targeted cost levels. Syntroleum estimates that the useful life of its Fischer-Tropsch catalysts will be three to five years under normal operating conditions.

          Syntroleum plans to refine existing catalysts and continue to develop additional catalyst formulations for use in the Syntroleum Process. Catalyst development is a complex process requiring significant scientific skills and resources. Syntroleum has in the past and intends to continue to devote substantial resources to research and development activities to produce Fischer-Tropsch catalysts with improved activity rates, selectivity and active life, all at reasonable manufacturing cost. In addition, Syntroleum intends to enhance its catalyst development activities through catalyst joint development programs with certain of its joint development partners. From time to time, Syntroleum also retains catalysis experts on a consulting basis to assist in catalyst development.

          Fischer-Tropsch Reactor Designs

          Syntroleum has tested at its pilot plant three different proprietary Fischer-Tropsch reactor designs and associated catalysts for use in the Syntroleum Process. These include a fixed bed vertical tubular reactor, a fluidized bed reactor for use with Syntroleum's chain-limiting catalyst and the proprietary hybrid multi-phase HMX reactor developed under Syntroleum's joint development agreement with Texaco. In addition, Syntroleum has tested a large bench scale moving bed slurry reactor developed under Syntroleum's agreement with ARCO. ARCO is currently constructing a 70 barrel per day pilot plant that will further test the moving bed slurry reactor on a larger scale. A horizontal reactor design is also being developed by Syntroleum and may be preferred in GTL plants on ships operating in rough water conditions, where its low center of gravity may be an important feature. Syntroleum has several pending United States and foreign patent applications related to its Fischer-Tropsch reactors.

          Heat Integration and Power Recovery

          Compression energy is the primary energy consumer in the Syntroleum Process. Engineering studies conducted by Bateman and Kellogg Brown & Root have demonstrated that the heat generated by the two catalytic reactions in the process can be captured in the form of mechanical and electrical energy sufficient to supply all of the plant's needs plus a surplus for other uses if desired. Syntroleum has developed several heat integration and power recovery schemes to broaden the flexibility of the Syntroleum Process and, in some cases, lower the capital cost as well as the number of pieces of major equipment necessary for operation of a plant.

          Different configurations of GTL plants based on the Syntroleum Process can also change the energy sources within the plant and the excess energy produced. For example, a steam turbine can be incorporated into the process and utilize the steam produced by the ATR and Fischer-Tropsch reactions to produce energy for compression, electrical power and commercial sale. In addition, Syntroleum has developed a configuration that utilizes the low heating value residue stream from the process as feedstock for a specially designed gas turbine that can utilize very low heating value gas. Several of these heat integration and power recovery schemes are the subject of United States patents and patent applications and foreign patent applications and are a part of Syntroleum's joint development efforts with others.

          Advantages Over Competing Processes

          Syntroleum believes that the method by which it uses air directly from the atmosphere is a unique characteristic and a primary competitive advantage of the Syntroleum Process. Competitive processes for the conversion of natural gas into synthetic hydrocarbons generally utilize either steam reforming or a combination of steam reforming and partial oxidation with pure oxygen in the conversion of natural gas to synthesis gas. Steam reformers react steam with natural gas to produce synthesis gas. A steam reformer is a relatively complex unit that consists of a large fired heater with catalyst-filled tubes. Because the reaction operates at high temperature and pressure, the tubes are made of exotic alloys and are expensive. Operating costs are increased due to the endothermic nature of the process, which requires a continuous input of heat. Processes that utilize a combination of steam reforming and partial oxidation with pure oxygen also require an air separation plant to produce pure oxygen. The air separation plant must be constructed with expensive metals and materials, because its operation involves cryogenic temperatures and requires significant energy input, as well as operating risks inherent in handling pure oxygen. Moreover, the use of pure oxygen generates synthesis gas that is free of nitrogen. While the Fischer-Tropsch reaction in competitive processes is designed to occur without the presence of nitrogen, the Syntroleum Process is designed to utilize the nitrogen in the Fischer-Tropsch process to remove a portion of the heat generated by the process. Use of the auto thermal reformer reactor in the Syntroleum Process also provides advantages over competitive processes because of its relatively low capital and operating costs. In addition to lowering the capital cost, the elimination of an air separation plant and steam reformer has the additional advantage of reducing the size and complexity and lowering the energy requirement of GTL plants based on the Syntroleum Process.

          Syntroleum believes that another advantage of the Syntroleum Process is the absence of recycle loops necessary in some competitive processes, which also tends to lower capital costs. In the Fischer-Tropsch stage of some competitive processes, a recycle loop is utilized in order to maximize the output of hydrocarbons and help control the heat generated by the reaction. As a result, these processes are designed to avoid the introduction of inert gases (including nitrogen) into the process, which would otherwise build up in the system and hinder the reaction.

          Feedstocks

          The Syntroleum Process is designed to produce approximately one six million British thermal unit barrel of liquid hydrocarbons from approximately 12 million British thermal units of natural gas feedstock, although conversion efficiency may vary depending on gas composition and process conditions selected for each plant. In general, for pipeline quality natural gas, ten thousand cubic feet of natural gas is expected to produce one barrel of liquid hydrocarbons. Syntroleum believes that production will decline when lower quality feedstocks are used, and larger volumes of natural gas will be required to maintain equivalent production levels. One of the benefits of the Syntroleum Process is its ability to utilize natural gas containing nitrogen and carbon dioxide, up to certain levels, without removing these impurities prior to consumption by the plant. However, natural gas that contains sulphur, metals and certain other materials that poison catalysts must be processed in order to remove these contaminants prior to the use of the natural gas in the first catalytic reaction.

          Products: Synthetic Crude Oil, Naphtha and Distillates

          The synthetic crude oil produced from GTL plants is widely compatible with the existing crude oil-based energy infrastructure and can be either sold as is or further refined to produce fuels, such as diesel, kerosene or naphtha. Syntroleum believes that these products have certain environmental and performance benefits when compared to similar products produced from conventional crude oil.

          Synthetic Crude Oil. Synthetic crude oil is high quality and has a consistent composition, water-white color (clear) and high paraffin content. Impurities commonly associated with crude oil, such as sulfur, metals, basic sediment and water (BSandW) and salt, are not present in synthetic crude oil. These properties make synthetic crude oil easier to refine into finished products with superior environmental characteristics. Total worldwide demand for crude oil is approximately 70 million barrels per day.

          Naphtha. Naphtha is a light product generally in the molecular range of five to nine carbon atoms. Naphtha is a common feedstock for the production of ethylene. Refiners can also use naphtha as a component in gasoline. It is often upgraded via catalytic reforming to improve its octane for the production of gasoline. Syntroleum believes that synthetic naphtha will make an excellent fuel for emerging fuel cell technology. It is non-toxic, contains approximately twice the hydrogen content of other fuels being considered for fuel cells, and can be distributed using existing infrastructure. Historically, naptha prices have averaged between $15 and $25 per barrel.

          Distillate/Synthetic Diesel Fuel. Distillate is a range of fuels from ten to 20 carbon atoms and includes jet fuel, kerosene and diesel fuel. The diesel product stream has significant benefits over conventional refinery products because it is free of sulfur and, due to its high percentage of straight chain molecules, has a very high cetane number. In California, current regulatory requirements generally result in a cetane number of approximately 50 for diesel while the cetane number of diesel produced from synthetic crude oil is between 70 and 75. As such, this product makes a superior blending stock for upgrading conventional fuels. From 1996 to 1997, distillate prices have ranged from a low of $23 to a high of $31 per barrel.

          Synthetic diesel fuel produced using the Syntroleum Process contains significantly reduced sulfur and aromatic content which reduces pollution levels commonly associated with conventional diesel fuel, while maintaining a high cetane rating which promotes high operating efficiency. Synthetic diesel fuel can burn in conventional diesel engines, can be distributed using existing infrastructure and will not require modification to existing diesel engines. Southwest Research Institute has tested diesel fuels produced from three sources of Fischer-Tropsch fuels to obtain environmental performance data. The study, presented in 1997, found that engines that were run using Fischer-Tropsch diesel fuel emitted 46% less carbon monoxide, 38% fewer hydrocarbons, 30% fewer particulates and eight percent less NO\x\ when compared to emissions from currently available diesel fuel that satisfies United States government specifications. Syntroleum has entered into agreements with Southwest Research Institute and the University of Kansas Center for Research, Inc. to test diesel fuels produced using the Syntroleum Process. The objectives of these tests are to determine the performance of these fuels compared to conventional diesel fuel and identify those middle distillates produced using the Syntroleum Process that are most suitable as fuels in diesel engines without the need for further refining. In addition, Syntroleum intends to confirm that these fuels would meet the most stringent United States environmental regulations and qualify as alternate fuels under the guidelines set by the Environmental Protection Agency and the Department of Energy. In addition, Syntroleum has entered into an agreement with DaimlerChrysler to test and develop synthetic diesel fuel and is also working with Argonne National Laboratories to develop a clean fuel for use in emerging fuel cell technology. These testing programs are part of the Company's efforts to develop a new family of high performance and environmentally superior synthetic fuels for use in diesel engines.

          Products: Specialty Products

          Syntroleum intends to design, construct and own significant equity interests in GTL plants designed to produce specialty products. These plants will be designed to use Syntroleum's proprietary high alpha catalyst to produce synthetic crude oil, which will then be further refined using conventional refining equipment and proprietary processes licensed from others to convert a portion of the synthetic crude oil into lubricants and drilling fluid. Syntroleum has retained the exclusive right to manufacture these products using the Syntroleum Process under its license agreements. The targeted specialty products include the following.

          Synthetic Lube Base Oil. Specifications for motor oil are anticipated to become more stringent in the future as automobile manufacturers respond to tightening emissions requirements. This could result in increased demand for high quality base oils as blending stock. Syntroleum has licensed from Lyondell a proprietary process and catalyst used in the production of a high quality lube oil blending stock that could be blended with conventional lubricants to increase overall quality of the finished product. According to industry publications, worldwide demand for all lubricants is approximately 800,000 barrels per day. Historically, lube oil prices have varied from approximately $40 per barrel for the lowest quality grades to over $200 per barrel for the highest quality synthetic grades.

          Synthetic Drilling Fluid. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit and to enhance safety during offshore drilling operations by maintaining well pressure. Drilling fluid can accumulate under platforms mixed with well cuttings. Oil based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations, where prices have generally ranged between $250 and $300 per barrel. In response to this market opportunity, Syntroleum, in conjunction with Amoco Production Company, has developed a synthetic drilling fluid product that it expects to meet all current applicable environmental requirements.

          Waxes. Waxes are longer linear chain hydrocarbon molecules that are solids at room temperature and have a variety of applications including as adhesives, candles and coatings. According to industry publications, United States demand for waxes in 1995 was approximately 21,000 barrels per day. These markets have primarily been supplied with petroleum derived waxes. Historically, prices have varied between $30 per barrel for the lowest quality wax to over $150 per barrel for high melting point synthetic wax.

          Normal Paraffins. Normal paraffins are saturated linear hydrocarbons with molecular ranges between ten and 15 carbon atoms. These products must be 98% pure, have low odor levels and be of water clear quality. They are primarily used in the production of laundry detergent, cosmetics and pharmaceuticals, paints, stains, ink oils, aluminum rolling oils and lamp oils. Historically, prices for normal paraffins have averaged between $60 and $85 per barrel.

          Byproducts and Emissions

          A byproduct of the Syntroleum Process is synthesized water that, with treatment to remove organic materials, could be sold commercially as industrial or irrigation water in areas where sufficient demand exists. Based on pilot plant tests, Syntroleum believes that approximately 1.3 barrels of synthesized water can be produced for each barrel of synthetic crude oil produced.

          Depending on the process configuration, emissions from the Syntroleum Process are expected to include nitrous oxide, carbon monoxide, carbon dioxide and light hydrocarbons, which Syntroleum believes will generally be within applicable emissions standards. Spent catalysts are expected to be processed by a catalyst reclaimer who will recover useful metals and be responsible for disposal of the nonreclaimed portion of the catalyst.

Risks Relating to the Syntroleum Process

          No Assurance of Successful Commercial-Scale GTL Plants Based on the Syntroleum Process

          Syntroleum's future results of operations and financial condition are highly dependent on its ability, and the ability of its licensees, to economically design, construct and operate GTL plants based on the Syntroleum Process on a commercial scale. The successful commercial construction and operation of a GTL plant based on the Syntroleum Process will be dependent on a variety of factors, many of which are outside Syntroleum's control. To date, no commercial-scale GTL plant based on the Syntroleum Process has been constructed. Syntroleum is currently uncertain as to when any commercial-scale GTL plant based on the Syntroleum Process is expected to become operational and does not expect to receive any cash flows from GTL plants in which it owns an equity interest until such a plant becomes operational. No assurance can be given that GTL plants based on the Syntroleum Process will ever be successfully built either by Syntroleum or by any of its licensees or that the Syntroleum Process can be utilized in a full-scale commercial plant with the same economics and results as those demonstrated on a laboratory and pilot basis.

          Potential for Technological and Mechanical Problems in GTL Plants based on the Syntroleum Process

          A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including operations and reactions successfully tested in Syntroleum's laboratory and pilot plant. Results that could cause commercial GTL plants to be unsuccessful include (1) lower reaction activity than demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and thereby increase capital and operating costs, (2) shorter than anticipated catalyst life, which would require more frequent catalyst purchases, (3) excessive production of gaseous light hydrocarbons from the Fisher-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and thereby lower revenues and margins from plant operations, and (4) inability of the gas turbine integrated into the Syntroleum Process to burn the low heating value tail gas that is produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs. Other factors may also impact commercial plants, including the size of the equipment, the amount and quality of natural gas feedstock, local construction conditions, operating conditions, the market for products produced at such plants, and other conditions that Syntroleum may not be able to anticipate. In addition, the plants could experience mechanical difficulties, either related or unrelated to elements of the Syntroleum Process.

          No Assurance of Improvements to the Syntroleum Process

          Syntroleum has a number of GTL technologies or improvements to the Syntroleum Process in various early stages of development. These technologies and improvements will require substantial additional investment, development and testing prior to their commercialization. Syntroleum might not be successful in developing such technologies and improvements, and such technologies and improvements, if developed, may not be capable of being utilized on a commercial basis. The failure of any of these technologies and improvements to become commercially viable on a timely basis could adversely affect Syntroleum's ability to continue to lower the cost of constructing GTL plants and delay the schedule for completing the design and construction of GTL plants contemplated by Syntroleum and its partners and by Syntroleum's licensees.

          Among the possible improvements to the Syntroleum Process is Syntroleum's chain limiting catalyst. This catalyst is designed to produce hydrocarbons primarily in the liquid fuels range and may not become commercially applicable because it may not produce sufficient product in the liquid fuels range. Improvements to the heat integration of the Syntroleum Process may not occur because further integration of the gas turbine into the process might not be technically feasible due to the operating tolerances of the materials in the gas turbine. Syntroleum's horizontal reactor, which is designed to have a low center of gravity for marine applications, may not be commercially applicable due to operational difficulties. In addition, during 1998, Syntroleum pilot tested a hybrid multi-phase (HMX) reactor and associated catalyst developed under its joint development agreement with Texaco. During 1999, Syntroleum intends to pilot test a new auto thermal reforming reactor design and a moving bed slurry reactor and associated catalyst under a joint development program with ARCO and these tests might not be successful.

          Reliance on Technological Development and Possible Technological Obsolescence

          Syntroleum's business is dependent upon utilization of evolving technology. As a result, Syntroleum's ability to create and maintain technological advantages will be important to its future success. As new technologies develop, Syntroleum may be placed at a competitive disadvantage, and competitive pressures may force Syntroleum to implement such new technologies at substantial cost or render the Syntroleum Process obsolete. Syntroleum may not be able to successfully utilize, or expend the financial resources necessary to acquire or develop, new technology. Others may be able to achieve technological expertise comparable to or exceeding that of Syntroleum and might implement new technologies before Syntroleum. One or more of the technologies currently utilized by Syntroleum or implemented in the future may become obsolete. In such case, Syntroleum's business, operating results and financial condition could be materially adversely affected.

          Effect of Crude Oil Prices and Other Energy and Product Prices on the Economic Application of GTL Plants Based on the Syntroleum Process

          Syntroleum's belief that the Syntroleum Process can, in some circumstances, be cost effective at GTL plants with throughput levels ranging from 2,000 to 50,000 barrels per day and larger is based on the assumption that oil prices in the range of $15 to $20 per barrel will prevail. However, the markets for oil and natural gas have historically been very volatile and are likely to continue to be very volatile in the future. During 1998, crude oil prices fell to historically low levels of below $10 per barrel. Oil prices continued at low levels in early 1999, but have increased recently. As of March 23, 1999, the West Texas Intermediate crude oil contract for May delivery was $15.51 per barrel.

          The effect of oil and natural gas prices on the cost effective operation of a GTL plant depends significantly on the products produced at the plant and whether the natural gas converted by the plant is associated with oil reserves. Syntroleum anticipates that GTL plants designed to produce specialty products, and GTL plants that are used to convert natural gas which is associated with oil reserves, may continue to be cost effective at price levels below the range of $15 to $20 per barrel for oil. However, GTL plants that are used to convert natural gas that is not associated with oil reserves and are designed to produce fuels (such as those Syntroleum's licensees are entitled to construct) are generally not expected to be cost effective at price levels below that range.

          Because the synthetic crude oil, liquid fuels and specialty products that GTL plants are expected to produce will compete in markets with oil and refined petroleum products and because natural gas will be used as the feedstock at GTL plants based on the Syntroleum Process, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of such plants. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include the level of consumer product demand, weather conditions, domestic and foreign government regulation, the actions of the Organization of Petroleum Exporting Countries, political conditions in oil and natural gas producing countries, the supply of foreign crude oil and natural gas, the location of GTL plants vis-a-vis natural gas reserves and pipelines, the capacities of such pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall economic conditions. Syntroleum cannot predict the future markets and prices for oil, natural gas or refined products. Adverse operating results at GTL plants will adversely affect Syntroleum's business, operating results and financial condition directly by impacting operating results at the GTL plants in which Syntroleum retains equity interests and indirectly by reducing licensing fees for both new license agreements and new plant construction.

          Effect of Operating Conditions on the Economic Application of GTL Plants Based on the Syntroleum Process

          The economic application of GTL technology is highly dependent on a number of factors, including site location, infrastructure, adverse weather and a variety of other operating conditions. Syntroleum's belief in the economic application of GTL plants based on the Syntroleum Process is based on certain assumptions relating to the operating conditions of the plant and assumptions regarding the capabilities of the Syntroleum Process based on data collected in connection with the operation of Syntroleum's laboratory and pilot plant. Numerous events could occur that would be inconsistent with these assumptions. For example, the plants could be located in areas that require more infrastructure than assumed by Syntroleum. In addition, GTL plant construction cost estimates prepared for Syntroleum could be understated, necessary permits may not be issued by regulatory authorities or may not be issued within the expected time frames, the plants could take longer to construct than anticipated, and the demand for the products produced by the plants may not materialize or may materialize at lower price levels than Syntroleum currently anticipates. The materialization of risks discussed above relating to the commercial operation of GTL plants based on the Syntroleum Process would also impact the economic application of such plants by increasing capital or operating costs. The occurrence of any material event that is inconsistent with the assumptions on which Syntroleum has based its belief in the economic use of GTL plants based on the Syntroleum Process could materially adversely affect the economic application of commercial GTL plants based on the Syntroleum Process which, in turn, would materially adversely affect Syntroleum's business, operating results and financial condition.

          Reliance on Licensees

          Syntroleum's licensees will control whether any site licenses are issued and any resulting additional license fees are due under Syntroleum's license agreements. Licensees may need to undertake substantial activities before any site license is issued and license fees are due. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary and final design and engineering for a plant, obtaining a sufficient dedicated supply of natural gas, and obtaining adequate commitments for the purchase of the plant's products. The amount and timing of resources devoted to these activities will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside the control of Syntroleum, including the prevailing view of prices for oil and natural gas, which have historically been volatile and are likely to continue to be volatile in the future. If Syntroleum does not receive payments under its license agreements, it may not have sufficient resources to implement its business strategy. Syntroleum's licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including Syntroleum's competitors. If licensees fail to construct plants under the license agreements, or if Syntroleum is unable to enter into additional license arrangements, Syntroleum's business, operating results and financial condition would be adversely affected. See "-- Competition."

          No Assurance of Industry Acceptance of the Syntroleum Process

          As is typical in the case of a new and rapidly evolving technology, demand and industry acceptance for Syntroleum's technology is subject to a high level of uncertainty. If the industry fails to accept Syntroleum's technology due to its novelty and continuous evolution or acceptance develops more slowly than expected, Syntroleum's business, operating results and financial condition will be materially adversely affected. Should a high profile industry participant adopt the Syntroleum Process and fail to achieve success or should any commercial GTL plant based on the Syntroleum Process fail to achieve success, other industry participants' perception of the Syntroleum Process could be adversely affected. Any such event could reduce future license fees or revenues from GTL plants on a contract basis and could make it more difficult or impossible for Syntroleum to construct specialty product GTL plants. Likewise, if a major oil and gas company were to either successfully develop or adopt a GTL technology competing with the Syntroleum Process or should industry participants adopt a strategy of disparaging the Syntroleum Process, Syntroleum's reputation could be adversely affected. In addition, certain oil and gas companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of such technology might negatively impact the competitive position of such companies without access to GTL technology. Failure of Syntroleum's technology to achieve industry acceptance could have a material adverse effect on Syntroleum's business, operating results and financial condition. See "--Competition."

          Dependence on Strategic Relationships with Manufacturing and Engineering Companies

          Syntroleum intends to, and believes its licensees will, utilize third party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process. If any third party manufacturer is unable to provide components of GTL plants based on the Syntroleum Process in commercial quantities, in a timely manner and within specifications, Syntroleum or Syntroleum's licensees could experience material delays, or construction plans could be canceled, while alternative manufacturers are identified and prepare for production. Syntroleum has no experience in manufacturing and does not have any manufacturing facilities. Consequently, Syntroleum will be dependent on third parties for the manufacture of components of GTL plants based on the Syntroleum Process. Syntroleum has conducted development activities with third parties relating to Syntroleum's proprietary catalysts and turbines that may be used in the Syntroleum Process, and other manufacturing companies may not have the same expertise as these companies. In addition, Syntroleum has entered into an agreement with Criterion which provides that Syntroleum will purchase any catalysts for its own use from Criterion. The failure of third party manufacturers to adequately provide necessary components could have a material adverse effect on Syntroleum's business, operating results and financial condition.

          Syntroleum also intends to utilize third parties to provide engineering services in connection with Syntroleum's efforts to commercialize the Syntroleum Process. If such engineering firms are unable to provide requisite services or performance guarantees, Syntroleum or Syntroleum's licensees could experience material delays, or construction plans could be canceled, while alternative engineering firms are identified and become familiar with the Syntroleum Process. Syntroleum has no experience in providing engineering services and has a limited engineering staff. Consequently, Syntroleum will be dependent on third parties to provide necessary engineering services, and such firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of GTL plants based on the Syntroleum Process. In addition, Syntroleum has entered into an agreement with Bateman which provides that Syntroleum will utilize Bateman to assist in the development of Syntroleum-owned GTL plants in North and South America producing specialty products. The failure of such engineering firms to provide necessary services in an adequate manner or to provide such performance guarantees could have a material adverse effect on Syntroleum's business, operating results and financial condition.

          Potential Indemnification Liabilities to Licensees

          Syntroleum's license agreements require it to indemnify the licensee against certain losses relating to, among other things, acts or omissions by Syntroleum in connection with process design packages for plants and performance guarantees that may be provided by Syntroleum. Syntroleum's indemnification obligations could result in substantial expenses and liabilities to Syntroleum in the event that GTL plants based on the Syntroleum Process do not operate as currently anticipated.

Intellectual Property

          Syntroleum pursues protection of the Syntroleum Process primarily through a combination of trade secrets, patents and rights to the patents and trade secrets of others relating to components critical to the Syntroleum Process. Syntroleum's policy is to seek, when appropriate, protection for its proprietary products and processes by filing patent applications in the United States and certain foreign countries and to encourage or further the efforts of others who have licensed technology to Syntroleum to file such patent applications. It is also Syntroleum's policy to seek, when appropriate, licenses under the patents or trade secrets of others, so that it can sell the products or use the processes covered by those patents in connection with its own technology.

          The success of Syntroleum may depend on its ability to establish, protect and enforce its intellectual property rights and to successfully defend against any alleged infringement or related claims. Syntroleum's ability to protect and enforce its intellectual property position as well as its ability to defend against a claim of infringement involves complex legal, scientific and factual questions and uncertainties.

          Syntroleum currently owns or has licensed rights to over 73 patents or patent applications. The following patents relating to the Syntroleum Process have been issued to Syntroleum: United States Patent No. 4,833,170, which issued May 23, 1989, entitled "Process and Apparatus for the Production of Heavier Hydrocarbons from Gaseous Light Hydrocarbons" and United States Patent No. 4,973,453, which issued November 27, 1990, entitled "Apparatus for the Production of Heavier Hydrocarbons from Gaseous Light Hydrocarbons." Subsequent patents related to the Syntroleum Process have been granted in Argentina, Australia, Canada, China, India, Malaysia, Mexico, Nigeria, Norway, Pakistan, the United Kingdom and Venezuela, and an application in The Netherlands is still pending. In addition, Syntroleum has acquired United States Patent No. 5,593,569, which issued January 14, 1997, entitled "Hydrocracking Processes Using a Homogenous Catalysis System Comprising a Metal Halide Lewis Acid, a Bronsted Acid and an Alkane," as well as royalty-free license rights to two United States patents and five United States patent applications from certain of its licensees. Syntroleum also has ten additional patent applications filed in the United States and 39 foreign applications based on one or more of these United States applications.

          No assurance can be given that additional patents will be granted with respect to any patent applications filed by Syntroleum or its licensors. Furthermore, any patents issued or licensed to Syntroleum might not provide commercial benefit to Syntroleum or might be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years.

          The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by such patents, is often difficult to predict, and varies significantly from country to country. Moreover, Syntroleum or its licensors may choose not to seek, or may, for a variety of reasons, be unable to obtain, patent protection in a country that might become an important market for Syntroleum's GTL technology.

          In addition to patent protection, Syntroleum also relies significantly on trade secrets, know-how and technological advances, which it seeks to protect, in part, through confidentiality agreements with its collaborators, licensees, employees and consultants. This is particularly true in a number of foreign countries where patent protection is uncertain and often difficult to predict. If these agreements are breached, Syntroleum might not have adequate remedies for the breach. In addition, Syntroleum's trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

          Syntroleum has received federal trademark and service mark registrations for the name "Syntroleum" in the United States and has pending foreign trademark applications for the name "Syntroleum." Syntroleum also has pending United States trademark applications seeking protection for marks that will be used as brand names for Syntroleum products.

          With respect to Syntroleum's rights to use the technology covered by patents and trade secrets of others in the Syntroleum Process, see "--Strategic Relationships."

          Commercialization of Syntroleum's GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. Although it is Syntroleum's policy to regularly review patents that may have applicability in the GTL industry, Syntroleum may not become aware of such patents or rights until after it has made a substantial investment in the development and commercialization of those technologies. Legal actions could be brought against Syntroleum, its partners or licensees, claiming damages and seeking an injunction that would prevent Syntroleum, its partners or licensees, from testing, marketing or commercializing the affected technologies. Major oil and gas companies seeking to gain a competitive advantage may have an interest in bringing such an action. If such action were successful, in addition to potential liability for damages, Syntroleum, its partners or licensees could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any such required license might not be made available or, if available, might not be available on acceptable terms, and Syntroleum could be prevented entirely from testing, marketing or commercializing the affected technology. Syntroleum may have to expend substantial resources in litigation, either in enforcing its patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major oil and gas companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on such litigation. Syntroleum intends to vigorously enforce its patents and defend against the infringement claims of others. Syntroleum has conducted a review of approximately 600 existing patents applicable to the GTL field and believes that it is not infringing on the patents of others.

          In any potential intellectual property dispute involving Syntroleum, Syntroleum's licensees could also become the target of litigation. Syntroleum's license agreements require Syntroleum to indemnify the licensees against certain losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50% of the license fees received. Syntroleum's indemnification and support obligations could result in substantial expenses and liabilities to Syntroleum. Such expenses or liabilities could have a material adverse effect on Syntroleum's business, operating results and financial condition.

Employees

          Syntroleum had 65 employees at March 1, 1999, including 25 employees involved in research and development and pilot plant operations, five employees in business development and marketing, 13 employees in engineering, and 22 employees in finance, legal and administration. No Syntroleum employee is represented by a labor union. Syntroleum has experienced no work stoppages and believes that its relations with its employees are excellent.

Competition


          The development of GTL technology is highly competitive. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects during the past 60 years. Historic experience has indicated that these projects were not economic alternatives for conversion of natural gas to liquids, and given the volumes of stranded natural gas reserves around the world, a significant opportunity exists for anyone who can develop economic GTL technology. Syntroleum's competitors include major integrated oil companies, several of which have developed or are developing competing GTL technology, including Exxon, Shell and Sasol. Each of these companies has significantly more financial and other resources than Syntroleum to spend on research and development of its technology and on funding construction and operation of commercial GTL plants. These competitors also have a greater ability to bear the economic risks inherent in the development of GTL technology. In addition, several small companies have developed, and are continuing to develop, competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology, including a recent program relating to the development of a ceramic membrane technology that could potentially lower the cost of producing oxygen that is used to produce synthesis gas in competitive processes. These companies, the Department of Energy or others could develop technologies that will have greater commercial success or acceptance than Syntroleum's technology or that will render the Syntroleum Process obsolete. See "--Historical Development of the Technology."

          The market for natural gas is highly competitive in many areas of the world and may affect Syntroleum's business, operating results and financial condition. The cryogenic conversion of natural gas to liquefied natural gas
(LNG) may compete with GTL plants for use of natural gas as feedstocks in many locations. Local markets, power generation, ammonia, methanol and petrochemicals are alternative markets for natural gas which will also be competitive uses. Unlike Syntroleum, many of its competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as feedstocks for GTL plants may also depend on whether natural gas pipelines are located in the areas where such plants are located. New pipelines may need to be built in, or existing pipelines may need to be expanded into, areas where GTL plants are built, and this may affect the operating margins of such plants. The United States and Western Europe have well-developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices is such that investments in GTL plants that produce fuels are unlikely to be economic in most circumstances. Other areas around the world that have developed local markets for gas may also have higher valued uses than GTL technology. In addition, the commercialization of GTL technologies may have an adverse effect on the availability to GTL plants of natural gas at economic prices. The oil and gas industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial, individual and other consumers.

Government Regulation

          Syntroleum will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, Syntroleum's GTL plants will be subject to the environmental and health and safety laws and regulations of any foreign countries in which such plants are to be located. Violators of such laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in certain extreme cases, curtail operations. Further, such laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands or other protected areas. Syntroleum's operations in the United States are also subject to the federal "Superfund" law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon certain statutory categories of parties, including Syntroleum, that sent wastes offsite for disposal and current owners and operators of property. Environmental laws and regulations often require the acquisition of a permit or other authorization before certain activities may be conducted and compliance with such laws and regulations, and any requisite permits, can increase the costs of designing, installing and operating Syntroleum's GTL plants.

          GTL plants will generally be required to obtain permits under applicable state and federal clean air and water laws and various permits for industrial siting and construction. Emissions from a GTL plant, primarily from the gas turbine, will contain nitrous oxides and may require certain abatement equipment to be installed in order to meet state and federal permit requirements. Additionally, GTL plants will be required to adhere to state and federal laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

          Although Syntroleum does not believe that compliance with environmental and health and safety laws in connection with its current operations will have a material adverse effect on Syntroleum, the future costs of complying with environmental laws and regulations and containing or remediating contamination cannot be predicted with certainty. In the future, Syntroleum could incur material liabilities or costs related to environmental matters, and such environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on Syntroleum's business, operating results and financial condition. Syntroleum does not currently carry environmental impairment liability insurance to protect it against such contingencies but may, in the future, seek to obtain such insurance in connection with its participation in the construction and operation of GTL plants if such coverage is available at reasonable cost and without unreasonably broad exclusions.

Operating Hazards

          Syntroleum's operations at its GTL plants will involve a high risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. The frequency and severity of personal injury and property damage incidents will affect Syntroleum's operating costs, insurability and relationships with customers, employees and regulators. Any significant frequency or severity of such incidents, or the general level of compensation awards with respect thereto, could affect the ability of Syntroleum to obtain insurance and could have a material adverse effect on Syntroleum's business, operating results and financial condition.

Management and Disposition of Real Estate and Miscellaneous Assets

          Prior to the Merger, SLH was primarily engaged in promoting the development of Old Syntroleum, which was 31% owned by SLH. SLH was also in the business of managing, developing and disposing of real estate and certain miscellaneous assets. These assets, together with the stock of Syntroleum, were acquired from Lab Holdings, Inc. (formerly Seafield Capital Corporation). Concurrent with that acquisition, Lab Holdings distributed to its stockholders on March 3, 1997 all of the outstanding shares of the SLH common stock and certain preferred share purchase rights in a transaction commonly referred to as a "spin-off" or "distribution." The distribution was effected pursuant to a distribution agreement and related agreements, copies of which are exhibits to this Annual Report on Form 10-K. The distribution is more particularly described in SLH's Registration Statement on Form 10.

          Syntroleum's real estate assets reflect the remaining assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. Real estate assets, as of December 31, 1998, consisted of (1) a seven story parking garage in Reno, Nevada; (2) a 49.9% interest in a community retail shopping center in Gillette, Wyoming; (3) land under development in Houston, Texas (341 acres comprising the "Houston Project"), (4) undeveloped land in Corinth, Texas (nine acres comprising the "Corinth Tract") and the Kansas City metropolitan area ( two acres at the intersection of I-35 and 119th Streets, comprising the "Kansas City Tracts"), and (5) an equity investment in a hotel being renovated in Tulsa, Oklahoma. The total real estate inventory had an aggregate carrying value at December 31, 1998 of approximately $5.8 million. All of the real estate assets are held for sale except for the investment in the hotel project located in Tulsa, Oklahoma and the Houston Project that is being developed for commercial and residential use. Syntroleum's real estate assets are owned by its subsidiary, Scout Development Corporation.

          Syntroleum's miscellaneous assets at December 31, 1998 consisted of
(1) a convertible preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $ 750,000 , (2) $39 million of cash, government securities and current receivables and (3) an investment in a privately held venture capital limited partnership, which had a carrying value of $507,000. Syntroleum plans to liquidate all of these investments other than the cash, government securities and current receivables in an orderly manner to maximize their value to stockholders.

          The following table shows the carrying value of the inventory of Syntroleum's real estate assets as of December 31, 1998:

                             REAL ESTATE INVENTORY

                                                               Carrying value
                                                                   as of
                                                                December 31,
               Asset                            Location            1998
   ------------------------------------    -----------------   --------------

   The Reno Parking Garage                    Reno,Nevada      $  2,742,334
   The Houston Project                       Houston, Texas       2,722,448
   The Corinth Tract                        Ft. Worth, Texas         33,480
   The Kansas City Tract                     Olathe, Kansas         346,214
   The Tulsa Hotel Interest                 Tulsa, Oklahoma         100,000
   The Wyoming Shopping Center Interest    Gillette, Wyoming       (177,103)
                                                               --------------
                                                               $  5,767,372
                                                               ==============


          The Reno Parking Garage is a seven story 850-space parking garage located in downtown Reno, Nevada. Scout owns the building unencumbered except for a ground lease that expires on February 28, 2023 and which calls for annual lease payments in the amount of $294,000. The Reno Parking Garage contains a total of 144,500 square feet of leasable parking space. Post Merger parking revenue totaled approximately $218,557 or $257.13 per space or $1.51 per square foot in 1998. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1998 was $74,653 or $9.04 per square foot. In addition to basic rent, the retail tenant is responsible for its pro rata share of real estate taxes and insurance. Syntroleum is presently actively marketing the Reno Parking Garage for sale.

          The Shopping Center Interest consists of a 49.9% joint venture interest in a retail shopping center containing approximately 163,454 square feet of net leasable area and 14 acres of undeveloped land in Gillette, Wyoming. At the end of 1998, the center was 86% occupied. Rental revenue totaled $798,205 for 1998. The average annual gross rental per occupied square foot was $5.69. In addition to rental revenue, tenants are responsible for their share of common area maintenance. During 1998, common area maintenance collections from tenants totaled $150,276. The property is subject to industrial revenue refunding bonds in the amount of $6.1 million that are secured by a bank letter of credit and guaranteed by Scout. The letter of credit is secured by a $3.1 million Treasury Note that is pledged by the Company to the issuer of the letter of credit.

          Undeveloped land consists of an aggregate of approximately 352 acres, with 341 acres in Houston, Texas comprising the Houston Project, two acres near the intersection of 119th Street and Interstate 35 in the southern portion of the Kansas City metropolitan area comprising the Kansas City Tracts and approximately nine acres in Corinth, Texas comprising the Corinth Tract. The Company has conveyed the Houston Project to 529 Partners, Ltd., in exchange for a $2.1 million note and a 75% interest in the partnership. 529 Partners is developing the property for residential and light commercial purposes. During 1998 and prior to the Merger, 529 Partners sold 17.5 acres of the Houston Project for retail use for approximately $2.3 million. It is expected that the balance of the tract will be developed by 529 Partners for residential use. The Corinth Tract is zoned for commercial use and is being actively marketed.

          The Kansas City Tracts consist of tracts aggregating approximately two acres near the intersection of Interstate Highway 35 and 119th Street in the southwestern section of the Kansas City metropolitan area. During

1998, approximately 13.5 acres were sold for approximately $2.8 million, including 6.5 acres sold after the Merger for $880,000. The remaining two acres, which is zoned for retail purposes, are being actively marketed.

          Syntroleum believes that the real estate properties are adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garage keepers legal liability, earthquake, flood, windstorm and hail.

          Syntroleum and Scout are subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. Syntroleum believes that adequate accruals have been made for the contingent liabilities on Syntroleum's financial statements and that none of these are deemed to be material, individually or in the aggregate.

          Scout is subject to several United States environmental laws, including: Clean Air Act, Comprehensive Environmental Response, Compensation, and Liability Act, Emergency Planning and Community Right-to-Know Act, Federal Water Pollution Control Act, Oil Pollution Act of 1990, Resource Conservation and Recovery Act, Safe Drinking Water Act and Toxic Substances Control Act. Scout is also subject to the United States environmental regulations promulgated under these acts, as well as state and local environmental regulations which have their foundation in the foregoing United States environmental laws.

          As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate as well as previously owned real estate. However, no such claims are presently pending and Scout has not suffered, and does not anticipate that it will suffer, a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of noncompliance with such environmental laws and regulations.

Item 2.  Properties

          Syntroleum owns and operates a nominal two barrel-per-day pilot plant located on two leased acres in Tulsa, Oklahoma. Syntroleum also leases 4,500 square feet of laboratory and office space and approximately 37,000 square feet of executive office space in Tulsa, Oklahoma and approximately 3,400 square feet of office space in Shawnee Mission, Kansas. In addition, Syntroleum has recently acquired a laboratory facility, including approximately 16,500 square feet of laboratory space and approximately 100 acres of property on which the laboratory is located.

          Syntroleum's real estate assets are described under "Item 1. Business--Management and Disposition of Real Estate and Miscellaneous Assets."

Item 3.  Legal Proceedings

          On March 3, 1997, Lab Holdings distributed to its shareholders all of the outstanding shares of common stock of its wholly owned subsidiary, SLH. In connection with this distribution and pursuant to a Distribution Agreement between Lab Holdings and SLH, Lab Holdings transferred its real estate and energy businesses and miscellaneous assets and liabilities. Under such Distribution Agreement and related agreements, SLH assumed (and as a result of the Merger, Syntroleum has assumed) the rights and obligations of Lab Holdings with respect to the legal matters described below.

          Claim Against Skidmore, Owings & Merrill, et al. In 1986, a lawsuit was initiated in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary, Business Men's Assurance Company of America against Skidmore, Owings & Merrill ("SOM"), an architectural and engineering firm, and against a construction firm to recover costs incurred to remove and replace the facade on the insurance company's former home office building. Because the removal and replacement costs had been incurred prior to the sale by Lab Holdings of the insurance subsidiary, Lab Holdings negotiated with the buyer for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings has assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. In 1992, a $5.7 million judgment was granted against SOM in favor of Lab Holdings. In September 1993, the Missouri Court of Appeals reversed the judgment and remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to the court. On January 21, 1997, the court entered a judgment in favor of Lab Holdings for the benefit of the Company for approximately $5.8 million. The defendant appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. In August 1998, the Court of Appeals affirmed the judgment in favor of the Company. On October 27, 1998, the Court overruled the defendant's motion for reconsideration and denied defendant's request for transfer of the appeal to the Missouri Supreme Court. The Missouri Supreme Court, upon direct request of the defendant, subsequently accepted transfer of the appeal for reconsideration of the opinion issued by the Court of Appeals and on February 9, 1999, the Missouri Supreme Court affirmed the judgment in favor of the Company. The Company has received $6.0 million in full satisfaction of the judgment.

          Internal Revenue Service Audits. Prior to the distribution, Lab Holdings had received notices of proposed adjustments from the Internal Revenue Service (the "IRS") with respect to its 1986-1990 federal income taxes. In connection with the distribution, the Company assumed from Lab Holdings all its contingent tax liabilities to the IRS and acquired all of its related rights to refunds as well as any interest thereon related to the Lab Holdings' 1986 to 1990 tax years. During 1997, the Company settled all of the claims and disputes between Lab Holdings and the IRS for the 1986 to 1990 years. In the second quarter of 1998, the Company received federal tax refunds of approximately $5.9 million for the 1986 to 1990 years. Additional interest in the approximate amount of $175,000 on the 1990 tax refund is still pending.

          California Tax Issues. In connection with the distribution, the Company also assumed Lab Holdings' rights and liabilities with respect to an audit being conducted by the State of California for Lab Holdings' 1987-1989 taxable years which the Company settled in the first quarter of 1998 for approximately $171,000.

          Although the Company has settled potential liabilities to the IRS and California for the tax years in question, the settlement made it necessary for the Company to file amended tax returns in certain states to reflect the results of the settlement. Approximately $20,000 was paid with the amended state returns and a $170,000 state tax refund is now expected.

          Claims Against Scout. The Company's wholly owned subsidiary, Scout, has pending against it a warranty claim by the purchaser of a home in Florida which the Company does not believe is material to the Company's financial condition. During 1997, Syntroleum entered into a global settlement of claims by the homeowners association of the Company's real estate development in Quail Run. Pursuant to that settlement, the Company was released from future claims with respect to the common elements and limited common elements of the development.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Registrant

          Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Annual Report on Form 10-K.

          The following table sets forth certain information concerning the executive officers of Syntroleum as of March 15, 1999. Unless otherwise indicated, each of the executive officers of Syntroleum has served in the indicated positions since the closing of the Merger on August 7, 1998.

Name                  Age                         Position
--------------------  ---   ----------------------------------------------------

Kenneth L. Agee        42   Chief Executive Officer and Chairman of the Board
Mark A. Agee           46   President, Chief Operating Officer and Director
Charles A. Bayens      60   Vice President of Engineering
Carla S. Covey         26   Controller
Eric Grimshaw          46   Vice President, General Counsel and Secretary
Peter V. Snyder, Jr.   53   Vice President of Product Sales
Paul F. Schubert       43   Vice President of Research and Development
Michael P. Stewart     44   Vice President of Information Technology
Randall M. Thompson    40   Vice President and Chief Financial Officer
Larry J. Weick         50   Vice President of Licensing and Business Development


          Kenneth L. Agee is the Chief Executive Officer and Chairman of the Board of Syntroleum. Mr. Kenneth L. Agee was the founder of Old Syntroleum and became Chief Executive Officer in February 1996 and Chairman of the Board in November 1995. Prior thereto, he served as Old Syntroleum's President and as a director of Old Syntroleum. He is a graduate of Oklahoma State University with a degree in Chemical Engineering and is a licensed Professional Engineer in the State of Oklahoma. In addition, he has over 15 years of experience in the oil and gas industry and is listed as Inventor on several United States and foreign patents and several pending patent applications, all of which have been assigned to Syntroleum.

          Mark A. Agee is President, Chief Operating Officer and a director of Syntroleum. Mr. Mark A. Agee joined Old Syntroleum in January 1994 and became President and Chief Operating Officer in February 1996. He also became a director of Old Syntroleum in March 1985. From 1989 to May 1993, he served as President, Chief Executive Officer and Director of Convergent Communications, a company which he founded in 1989 and sold in 1993. From 1981 to 1989, he served as President, Chief Executive Officer and a Director of XETA Corp., a computer company which he founded in 1981 and which become public in 1987. He holds a Bachelor's degree in Chemical Engineering from the University of Tulsa and is a licensed Professional Engineer in the State of Oklahoma.

          Charles A. Bayens is the Vice President of Engineering of Syntroleum. Mr. Bayens joined Old Syntroleum in July 1997 as Business Development Manager and became Vice President of Engineering in December 1997. Prior to joining Old Syntroleum, Mr. Bayens was with Shell Oil Company from 1967 to 1997 in various technical and business assignments. From 1991 to 1997, he was President of Shell Synthetic Fuels, Inc. where he managed the commercialization of Shell's suite of synfuels technologies. Concurrently, from 1991 to 1994, he was also Manager, Technology Licensing, for Shell. Mr. Bayens holds a Ph.D. in Chemical Engineering from Johns Hopkins University.

          Carla S. Covey is the Controller of Syntroleum. Ms. Covey joined Syntroleum as Director of Accounting in June 1997. Prior to joining Syntroleum, Ms. Covey served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc. in Tulsa, Oklahoma during the period from 1995 to 1997. Ms. Covey also served as Assistant Director of Human Resources for the Adam's Mark Hotel in Tulsa, Oklahoma from 1994 to 1995. Ms. Covey received her B.A. degree in Business Administration from Drury College and her M.S. degree in Management from Southern Nazarene University. Ms. Covey is a certified public accountant.

          Eric Grimshaw is Vice President, General Counsel and Secretary of Syntroleum. Mr. Grimshaw joined Old Syntroleum in June 1997 as Vice President, General Counsel and Secretary. Prior to joining Old Syntroleum, Mr. Grimshaw was a partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar. Mr. Grimshaw received a B.A. degree from the University of Colorado and received his law degree from the University of Tulsa.

          Paul Schubert is the Vice President of Research and Development of Syntroleum. Dr. Schubert joined Syntroleum as Research Project Manager in May 1998. From 1996 to 1998, Dr. Schubert was Vice President of Monitor Labs, Denver, Colorado, where he was responsible for research, development and marketing of catalytic and laser based air emissions monitoring devices. From 1990 until 1996, Dr. Schubert served in a variety of roles with Catalytica, Inc. (Mountain View, California), a company engaged in research and development of catalytic processes. In his last few years at Catalytica, he served as Vice President of their Advanced Sensor Devices Division, which was sold to Monitor Labs in 1996. Prior to joining Catalytica, Dr. Schubert worked with Phillips Petroleum and Englehard Corporation in research, development and manufacturing of catalysts for the petrochemical industry. Dr. Schubert received a B.S. Degree with High Honors from the University of Arkansas, and a Ph.D. in Inorganic Chemistry from the University of Illinois at Urbana-Champaign. He is an inventor or co-inventor of 13 U.S. patents, and has authored over two dozen technical publications.

          Peter V. Snyder, Jr. is the Vice President of Product Sales of Syntroleum. He joined Old Syntroleum in January 1996. From 1979 to 1984, he served as Product Manager of Synthetic Waxes for Moore and Munger, Sasol's North American distribution company. From 1984 until 1989, he served as Director of Specialty Products for Moore and Munger and became Vice President and Director of Marketing in 1989. He joined C&C Petroleum and Chemicals Group in January 1991 as President and Chief Executive Officer. Mr. Snyder has over 18 years of experience in the lubes, chemicals and wax business and has been a member of the board of the Adhesive and Sealants Council, one of the largest wax-consuming industries in the world, since 1996. He is a graduate of the Taft School and the University of North Carolina.

          Michael L. Stewart is the Vice President -of Information Systems of Syntroleum and has served in that position since November 1998. Mr. Stewart joined Syntroleum in May 1997 as information technology manager, bringing over 23 years of computer and information systems related experience to the Company. From 1993 until joining Syntroleum, he was a management consultant involved in data processing, systems operation, planning and organization. Earlier, he held the positions of Vice President - Management Information Services for Convergent Communications, Inc. and database design specialist for Continental Savings and Loan.

          Randall M. Thompson is the Vice President and Chief Financial Officer of Syntroleum. Mr. Thompson joined Old Syntroleum in January 1997 as Vice President and Chief Financial Officer. From January 1994 through December 1996, he held various financial and marketing positions with Tenneco Energy Corporation, as vice president of strategic planning, marketing and business development. From 1983 through 1994, Mr. Thompson was employed by Atlantic Richfield Company and held management/analyst positions. Mr. Thompson holds a B.A. in Economics from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.

          Larry J. Weick is Vice President of Licensing and Business Development of Syntroleum. Mr. Weick joined Old Syntroleum in 1996 as Vice President of Licensing and Business Development. From 1971 to 1982, he held positions in engineering, planning and project development in the natural gas and electric utility industry. From 1982 to 1994, he held several finance, planning and business development positions with Atlantic Richfield Company. From 1994 to 1996, Mr. Weick served as a consultant to Syntroleum. He holds a B.S. in Electrical Engineering from the University of Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University. Mr. Weick is also a Licensed Professional Engineer in both Nebraska and Texas.

          There are no family relations, of first cousin or closer, among Syntroleum's directors or executive officers, by blood, marriage or adoption, except that Mr. Kenneth L. Agee and Mr. Mark A. Agee are brothers.

Dependence on Key Personnel

          Syntroleum's performance is substantially dependent on the performance of its executive officers and key employees, including Kenneth L. Agee (Syntroleum's founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of Syntroleum's patents and patent applications), and Mark A. Agee (Syntroleum's President and Chief Operating Officer). Given Syntroleum's early stage of development, Syntroleum is dependent on its ability to retain and motivate high quality personnel, especially its management, scientific and technical personnel. Except for a $500,000 life insurance policy held by the Company on the life Kenneth L. Agee, Syntroleum does not maintain "key person" life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of Syntroleum.


                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Stock Prices. SLH's common stock traded on the National Market System of the NASDAQ Stock Market under the symbol "SLHO" from July 29, 1997 until the closing of the Merger. Prior to July 29, 1997, SLH's common stock traded over-the-counter through the OTC Bulletin Board and NQB Pink Sheets. Following the Merger, Syntroleum's common stock began trading on the National Market System of the NASDAQ Stock Market under the symbol "SYNM."

          The table below reflects the high and low bid prices for the common stock for each quarter during 1997 and 1998. Trading in the first quarter of 1997 did not commence until February 24, 1997. The information has been adjusted for a three-for-one stock split on July 21, 1997, and a two-for-one stock split on February 9, 1998.


                                                          Bid Price
                                                          ---------
          Year Ended December 31, 1997:                High        Low
                                                      ------      ------
                        First Quarter                 $ 5.17      $ 2.66*
                        Second Quarter                 13.30        5.00
                        Third Quarter                  29.00       14.50
                        Fourth Quarter                 36.00       23.88

          Year Ended December 31, 1998:

                        First Quarter                  35.50       25.50
                        Second Quarter                 32.69       16.25
                        Third Quarter                  25.13        6.00
                        Fourth Quarter                 12.38        5.25

--------------------
*    Reflects when issued trading prior to the March 3, 1997 distribution date.

          Record Holders. As of March 22, 1999, Syntroleum had approximately 1,659 record holders of its common stock (including brokerage firms and other nominees).

          Dividends. Under the Kansas General Corporation Code, dividends may be paid out of a corporation's surplus, or if there is no surplus, out of the corporation's net profits, for the fiscal year in which the dividend is declared or the preceding fiscal year. At December 31, 1998, Syntroleum's surplus (as defined under the Kansas General Corporation Code) was approximately $35,616,000. In connection with the distribution by Lab Holdings of all shares of SLH's common stock to Lab Holdings shareholders, effected March 3, 1997, SLH agreed that it would not, for a period of two years following the distribution, pay any dividends in cash or property or redeem any of its shares of capital stock, without the consent of Lab Holdings. On June 1, 1998, SLH and Lab Holdings agreed that the restrictions would expire upon the effective date of the Merger.

          Cash dividends have not been paid since inception. Syntroleum currently intends to retain any earnings for the future operation and development of its business and does not currently anticipate paying any dividends in the foreseeable future. Although Syntroleum is not currently a party to any agreement that restricts dividend payments, future dividends may be restricted by Syntroleum's then-existing financing arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          Volatility of Stock Price. Historically, the market prices for securities of companies without a significant commercial operating history have been very volatile. The trading price of Syntroleum's common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including, but not limited to, publicity regarding actual or potential results with respect to development of the Syntroleum Process and design, construction and commercial operation of plants using this process, announcements of technological innovations by others with competing GTL processes, developments concerning intellectual property rights, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of favorable or unfavorable prospects of Syntroleum and other events or factors. In addition, the stock market has experienced significant price and volume volatility that has affected the market price of equity securities of many companies and that has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of Syntroleum's common stock. There is no guarantee that an active public market for Syntroleum's common stock will be sustained.

Item 6.   Selected Financial Data

          The following selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Syntroleum and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of SLH have been included in Syntroleum's consolidated statement of operations following the effective date of the Merger (August 7, 1998).

                                                                               Year Ended December 31,
                                                          ----------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                          --------      --------      --------      --------      --------
                                                                     (in thousands, except for per share data)
Statement of Operations Data:
Real estate sales revenue................................ $  2,416      $      -      $      -      $      -      $      -
Joint development revenue................................    1,779         2,006           616            45            60
Other Revenue............................................      284             1             -             -             -
Costs and expenses:
  Cost of real estate sold...............................    2,387             -             -             -             -
  Real estate operating expenses.........................      267             -             -             -             -
  Pilot plant, engineering
     and research and development........................    4,434         2,944         1,120           671            --
  Catalyst services......................................       __         4,800            --            --            --
  General and administrative.............................   10,410         4,228         1,421           580           397
                                                          --------      --------      --------      --------      --------
      Total operating expenses...........................   17,498        11,972         2,541         1,251           397
                                                          --------      --------      --------      --------      --------
Operating income (loss)..................................  (13,019)       (9,965)       (1,925)       (1,206)         (337)
Investment, interest and other
      income (expense)...................................    1,308           353           (12)           60            18
                                                          --------      --------      --------      --------      --------
Net income (loss)........................................ $(11,711)     $ (9,612)     $ (1,937)     $ (1,146)     $   (319)
                                                          ========      ========      ========      ========      ========
Net income (loss) per share-
      basic and diluted (1).............................. $  (0.46)     $  (0.40)     $  (0.08)     $  (0.06)     $  (0.02)
                                                          --------      --------      --------      --------      --------

--------------------
(1) Adjusted to reflect the exchange ratio for the Merger of 1.2899 shares of the Company's common stock for each share of Old Syntroleum's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                  As of December 31,
                                                          ----------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                          --------      --------      --------      --------      --------
Balance Sheet Data:                                                                (in thousands)

Working capital.......................................... $ 37,476      $  9,846      $    601      $   (410)     $    (65)
Property and equipment, net..............................    3,210         1,245           521           507            89
Total assets.............................................   50,400        12,091         1,552           873           188
Deferred revenue.........................................   11,000        11,000             -             -             -
Long-term debt...........................................        -             -         1,000             -             -
Stockholder's equity.....................................   35,962        (1,242)          266           203           102






Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger Transaction

          Pursuant to the Agreement and Plan of Merger dated as of March 30, 1998 by and between Old Syntroleum and SLH, effective August 7, 1998, (1) Old Syntroleum merged with and into SLH, (2) SLH changed its name to "Syntroleum Corporation," (3) the officers of SLH were replaced by the officers of Old Syntroleum, (4) six of the eight SLH directors were replaced by Old Syntroleum directors, (5) each outstanding share of Old Syntroleum's common stock was converted into the right to receive 1.28990 shares of the Company's common stock, and (6) the Company's Articles of Incorporation were amended to increase the number of authorized shares of its common stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of its preferred stock from 1,000,000 shares to 5,000,000 shares. The Merger and related transactions are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998.

          The Merger was accounted for as a reverse acquisition using the purchase method of accounting. Although SLH is the surviving corporation in the merger for legal purposes, Old Syntroleum is the acquirer for accounting purposes. For purposes of preparing its consolidated financial statements, the Company established a new accounting basis for SLH's assets and liabilities using the fair values thereof, based upon the consideration paid in the Merger and Old Syntroleum's costs of the Merger. For financial reporting purposes, the results of operations of SLH have been included in the Company's consolidated statement of operations following the effective date of the Merger. The discussion under "-Results of Operations" below includes a comparison of the Company's results of operations for the year ended December 31, 1998 to Old Syntroleum's results of operations for the year ended December 31, 1997 and Old Syntroleum's results of operations for the year ended December 31, 1997 compared to Old Syntroleum's results of operations for the year ended December 31, 1996.

          The following information should be read in conjunction with the information presented elsewhere in this Annual Report on Form 10K (including Syntroleum's financial statements and notes thereto).

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

          Syntroleum's strategy for commercializing the Syntroleum Process involves the following key elements: (1) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels;
(2) establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products; (3) making available mobile GTL plants to customers on a contract basis through efforts with industry partners and others; and
(4) continuing to reduce costs and develop process improvements through research and development activities and acquisitions. To date, Syntroleum has entered into master license agreements with Texaco, ARCO and Marathon, and has entered into volume license agreements with YPF, Enron and Kerr-McGee. Syntroleum received an aggregate of $11 million and rights to certain technologies in connection with these license agreements. Syntroleum is currently in discussions with several other oil and gas companies and others with respect to joint ventures to develop specialty product GTL plants. Syntroleum has formed a joint venture with Enron with respect to the development of a specialty products plant, although the schedule for construction of this proposed plant has not yet been finally determined. Syntroleum has entered into joint development arrangements with Texaco, ARCO, Marathon, Bateman, AGC, GE Power Systems, DaimlerChrysler, Catalytica Combustion Systems and AMEC.

          Because Syntroleum is incurring costs with respect to developing and commercializing the Syntroleum Process and does not anticipate recognizing any revenues from licensing its technology in the near future, the Company expects to operate at a loss unless and until sufficient revenues are recognized from licensing activities, specialty product GTL plants or real estate sales.

          Operating Revenues

          General. During the periods discussed below, Syntroleum's revenues were generated from (1) sales of real estate holdings owned by SLH prior to the Merger, (2) reimbursement for research and development activities associated with the Syntroleum Process and (3) other sources, including rent generated by real estate holdings owned by SLH prior to the Merger. Because SLH had substantially reduced its real estate inventory prior to the Merger, Syntroleum expects to receive lower levels of revenues from these sources in following periods. In the future, Syntroleum expects to receive revenue relating to the Syntroleum Process from five sources: licensing; catalyst sales; sales of products from specialty product GTL plants in which Syntroleum owns an equity interest; revenues from providing mobile GTL plants on a contract basis; and revenues from research and development activities carried out with industry partners. Until the commencement of commercial operation of GTL plants in which Syntroleum owns an interest, Syntroleum expects that its cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees, catalysts sales and revenues associated with joint development activities. Syntroleum will not receive any cash flow from GTL plants in which it owns an equity interest until the first such plant is constructed. Syntroleum's future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Syntroleum's results of operations and cash flows are expected to be affected by changing gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

          License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. Syntroleum has acquired technology, commitment of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where Syntroleum believed such technologies or commitments had a greater value.

          Syntroleum's site license agreements require fees to be paid in increments when certain milestones during the plant design and construction process are achieved. The amount of the license fee under Syntroleum's existing master and volume license agreements is determined pursuant to a formula based on the present value of the product of (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) Syntroleum's per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Syntroleum's licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Syntroleum's accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of such deposits and fees as revenue in the period in which the engineering process design package for a plant licensed under the agreement is delivered and recognize 50% of the deposits and fees when the plant has passed certain performance tests. The amount of license revenue Syntroleum earns will be dependent on the construction of plants by licensees, as well as the number of licenses it sells in the future.

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

          Specialty Product GTL Plant Revenues. Syntroleum intends to develop several specialty product GTL plants in which it intends to retain significant equity interests. These plants will enable Syntroleum to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated specialty products of these plants (i.e., synthetic lube base oils, synthetic drilling fluid, waxes and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins for these plants. Syntroleum anticipates forming several joint ventures with oil and gas industry and financial partners in order to finance and operate these plants. Syntroleum anticipates that its specialty GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be made in each plant.

          Revenues from Providing GTL Plants on a Contract Basis. Through joint efforts with industry partners and others, Syntroleum intends to make mobile GTL plants available to customers on a contract basis. Syntroleum believes that there is a significant market for users who need GTL plants for applications that do not justify the capital investment of a dedicated GTL plant. Such applications include: extended well testing in areas with stringent flaring regulations; conversion of small associated gas fields that are not large enough to justify the capital investment of a permanent GTL plant; and shortterm use of a GTL plant on large fields to generate cash flow for the customer while a permanent GTL plant is being built or while awaiting pipeline hookup.

          Joint Development Revenue. Syntroleum continually conducts research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. Syntroleum conducts its research and development activities primarily through two initiatives: (1) independent development utilizing its own resources and (2) formal joint development arrangements with its licensee partners and others. Through these joint development agreements, Syntroleum may receive revenue as reimbursement for certain research and development expenses. Under certain agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

          Real Estate Sales Revenues. As of December 31, 1998, Syntroleum's real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada;
(2) a 49.9% interest in a community shopping center in Gillette, Wyoming;
(3) undeveloped land in Houston, Texas (341 acres comprising the "Houston Project"), Corinth, Texas (nine acres) and the Kansas City metropolitan area ( two acres at the intersection of I35 and 119th Street) and (4) an equity investment in a hotel being renovated located in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to the Merger and reflects the remaining assets of a real estate development business that was conducted by SLH in association with a previously owned life insurance company that was sold in 1990. The total real estate inventory had an aggregate carrying value at December 31, 1998 of approximately $5.8 million. All of the real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project, which is being developed for commercial and residential use. The timing of real estate sales will create variances in period-to-period earnings recognition. Syntroleum does not intend to acquire additional real estate holdings for development and/or sale outside its core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

          Operating Expenses

          Syntroleum's operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and other related administrative functions. Syntroleum's policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with Syntroleum's development of the Syntroleum Process. Syntroleum has also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the Merger, Syntroleum's operating expenses have also included costs of real estate sold and real estate operating expense. Syntroleum's general and administrative expenses have increased substantially as it has expanded its research and development, engineering and commercial operations, and these expenses are expected to continue to increase. In this regard, Syntroleum entered into a lease for office facilities in August 1997 that has resulted in increased rental expense. Syntroleum also expects to continue to incur higher pilot plant, engineering and research and development expenses as it continues to develop and improve its GTL technology. In May 1998, Syntroleum acquired a 16,500-square-foot laboratory located on approximately 100 acres at which it intends to increase its laboratory and pilot plant operations.

          Syntroleum expects to incur significant expenses in connection with the startup of its GTL plants. For example, Syntroleum expects that its expenses will increase at the time of commencement of construction of specialty products plants in which it owns an interest. Upon the commencement of commercial operation of GTL plants in which Syntroleum owns an equity interest, Syntroleum will incur cost-of-sales expense relating primarily to the cost of natural gas feedstocks for its specialty plants and will incur operating expenses relating to such plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, Syntroleum expects to incur significant depreciation and amortization expense in the future.

Results of Operations

          1998 Compared to 1997

          Real Estate Sales Revenue. Revenues from the sale of real estate were $2,416,000 in 1998, up from zero in 1997 when the Company had no real estate operations. This increase was the result of the sale of the final three condominium units at SLH's Quail Run development in Santa Fe, New Mexico, the sale of undeveloped land in Kansas City, Missouri and the sale of a boat slip in Florida.

          Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $1,779,000 in 1998, down $227,000 from 1997 when they were $2,006,000. The decrease was primarily due to the completion of construction of the hybrid, multiphase (HMX) reactor at the Company's pilot plant that was funded by Texaco under an ongoing joint development agreement.

          Other Revenue. Other revenues were $284,000 in 1998, up $283,000 from 1997 when they were $1,000. The increase resulted primarily from parking and retail rentals at the parking garage in Reno, Nevada.

          Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $2,387,000 in 1998, up from zero in 1997 when the Company had no real estate operations. The increase resulted from the sale of the condominium units in New Mexico, the undeveloped land in Kansas City and the boat slip in Florida. Real estate operating expenses were $267,000 in 1998 compared to zero in 1997 when the Company had no real estate operations.

          Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $4,434,000 in 1998, up $1,490,000 from 1997 when these expenses were $2,944,000. The increase occurred as a result of higher research and development spending and higher outside engineering expense, partially offset by lower operating costs associated with the development of the hybrid multiphase reactor (HMX) under development with Texaco.

          General and Administrative and Catalyst Services Expense. General and administrative expenses were $10,410,000 in 1998, up $6,182,000 from 1997 when these expenses were $4,228,000. The increase is attributable primarily to higher wages and salaries resulting from higher staffing levels, higher rent expense and higher expense for outside consultants. In addition, Syntroleum incurred a $4,800,000 catalyst services expense in 1997 which is discussed under "-1997 compared to 1996." No catalyst service expense was incurred in 1998.

          Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $1,308,000 in 1998, up $955,000 from 1997 when this income was $353,000. The increase was primarily attributable to interest income from higher cash balances following the Merger.

          Provision For Income Taxes. Syntroleum incurred a loss in both 1998 and 1997 and did not recognize an income tax benefit for such loss.

          Net Income. In 1998, Syntroleum experienced a loss of $11,711,000. The loss was $2,099,000 higher than 1997 when Syntroleum experienced a loss of $9,612,000. The increase in the loss is as a result of the factors described above.

          1997 Compared to 1996

          Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $2,006,000 in 1997, up $1,390,000 from 1996 when they were $616,000. The increase resulted from increased joint development activities with Texaco relating to the hybrid, multi-phase (HMX) reactor.

          Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $2,944,000 in 1997, up $1,824,000 from 1996, when these expenses were $1,120,000. The increase resulted primarily from increased activity at the pilot plant relating to the hybrid, multi-phase (HMX) reactor development and higher laboratory costs associated with more laboratory reactors and the joint development efforts with ARCO in connection with the ARCO pilot plant currently under construction. In addition, a $414,000 write-down of property and equipment occurred in 1997, which represented costs capitalized in 1996 as part of an anticipated commercial plant to be located near Odessa, Texas. In 1997, Syntroleum determined not to pursue this plant because an agreement was not reached with the owner of the proposed plant site. The costs were therefore expensed.

          General and Administrative and Catalyst Services Expense. General and administrative expenses were $4,228,000 in 1997, up $2,807,000 from 1996 when these expenses were $1,421,000. The increase in general and administrative expense resulted from higher compensation expense due to additional staff and increased travel and professional services due to increased focus on commercializing the Syntroleum Process. During 1998 Syntroleum incurred a $4,800,000 catalyst services expense in connection with a transaction whereby
(1) Criterion exercised a portion of an option and purchased 167,000 shares (on a pre-Merger basis) of Syntroleum's common stock for $2,004,000, (2) Syntroleum and Criterion modified an agreement regarding future purchases of catalyst by Syntroleum, and (3) Syntroleum and Criterion entered into an agreement pursuant to which Syntroleum issued 400,000 shares (on a pre-Merger basis) of Syntroleum's common stock (valued at $12.00 per share) to Criterion in consideration for all prior services rendered to and catalyst received by Syntroleum from Criterion and other consideration. Accordingly, this $4,800,000 was expensed.

          Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $353,000 in 1997, up $365,000 from the expense of $12,000 recorded in 1996. This increase resulted from higher interest income due to higher cash balances and lower interest expense due to the conversion of a convertible debenture into shares of Syntroleum's common stock. See "--Liquidity and Capital Resources."

          Provision For Income Taxes. Syntroleum incurred a loss in both 1997 and 1996 and did not recognize an income tax benefit for such loss.

          Net Income. In 1997, Syntroleum experienced a loss of $9,612,000. The loss was $7,675,000 higher than 1996, when Syntroleum experienced a loss of $1,937,000. The increase in the loss is as a result of the factors described above.

Liquidity and Capital Resources

          General

          As of December 31, 1998, Syntroleum had $38,116,000 in cash and short-term investments and $1,998,000 in current liabilities. Syntroleum does not currently have any material outstanding debt or lines of credit. Prior to the Merger, Old Syntroleum's primary sources of liquidity were equity capital contributions and prepaid license fees and its principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At December 31, 1998, the Company had $602,000 in accounts receivable outstanding with its joint development partners relating to joint development activities.

          Cash flows (used in) provided by operations were ($12,112,000), $6,748,000 and ($1,659,000) in 1998, 1997 and 1996, respectively. The decrease in cash flows provided by operations in 1998 as compared to 1997 was primarily the result of the absence during 1998 of prepaid license and option fees, which the Company recognizes as deferred revenue, and higher salaries and wages related to higher staffing levels. Additionally, during 1998, the Company sold the final three condominium units in Santa Fe, New Mexico, which were acquired from SLH. The increase in cash flows provided by operations in 1997 as compared to 1996 was primarily the result of the receipt of $11,000,000 of prepaid license and option fees under Syntroleum's license agreements.

          Cash flows provided by (used in) investment activities were $35,242,000, ($1,114,000) and $(214,000) in 1998, 1997 and 1996, respectively.
The increase in cash flows provided by investment activities in 1998 as compared to 1997 resulted from investments held to maturity that were acquired in the Merger, partially offset by higher spending on property and equipment. The decrease in cash flows provided by investment activities in 1997 as compared to 1996 primarily resulted from purchases of property and equipment. Cash flows provided by financing activities were $1,693,000, $3,642,000 and $2,500,000 in 1998, 1997 and 1996, respectively. Cash flows in 1998 primarily reflected the investment by Enron in Sweetwater LLC and cash received in the Merger with SLH, each of which occurred in August 1998.

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

          In addition, effective December 31, 1998 the Company terminated its participation in a joint development agreement with Catalytica Advanced Technologies, Petro-Canada and Technociso, Inc., under which the Company was obligated to contribute $400,000 per year for three years toward the cost of the
development of a single-step natural gas conversion process.   Through the date
of termination of its participation in this project, Syntroleum had contributed approximately $600,000 pursuant to this agreement. Syntroleum continues to work with Catalytica in catalyst development under the terms of a separate agreement.

          Subsequent to December 31, 1998, the Company received $6.0 million in satisfaction of a judgment in its favor. Rights to the litigation were owned by SLH and acquired by Syntroleum when it merged with SLH in August 1998. The monies received will be recorded as additional paid-in capital in the first quarter of 1999.

          Initial Specialty Product GTL Plant

          In May 1997, Syntroleum formed a joint venture through which Syntroleum intends to develop an 8,000-barrel-per-day specialty product plant.

          Syntroleum has issued a site license and contributed a total of $2 million to the joint venture formed to own and operate this plant. Syntroleum intends to contribute an additional $15 million at the closing of the financing for the plant and, based on current plans, would retain a majority interest. In January 1998, Enron contributed $1 million in exchange for a four percent interest in this joint venture and agreed to contribute an additional approximately $14 million in exchange for an additional seven percent interest upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for the plant, the execution of fixed price engineering and construction contracts, and the execution of acceptable agreements for the sale of products produced at the plant. The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. Actual ownership percentages may vary from current estimates depending on the terms of subsequent financings. Additionally, Enron and Syntroleum entered into an option agreement which provides that, in the event of the completion of an underwritten public offering and the repayment of at least 50% of the senior term loan financing for this joint venture, Enron may elect during a period of two years to exchange its interest in this joint venture for a number of shares of Syntroleum's common stock equal to the quotient of the amount of Enron's contributions to this joint venture and 130% of the average market price of the common stock during the first 30 trading days following an underwritten public offering. The option agreement also provides that, if such repayment does not occur by the eighth year after plant start up, Enron may elect to purchase, during the 180-day period following such date, such number of shares in exchange for the amount of Enron's contributions to this joint venture. In addition, the option agreement provides that, if an underwritten public offering has not yet occurred following the later to occur of the fourth year after the plant passes certain performance tests and the repayment of at least 50% of the senior term loan financing for this joint venture, Enron may elect during a period of up to 10 years to require Syntroleum to purchase its interest in this joint venture for a price equal to three times the annual average cash distributions made to Enron by this joint venture during the preceding three-year period.

          Syntroleum plans to fund the remaining estimated capital cost of this plant through project equity and debt financing. During the fourth quarter of 1998, Syntroleum continued to advance on development of the project through negotiations of terms relating to floor pricing of products produced at the plant, the sale of electricity and the purchase of natural gas. Syntroleum is currently reviewing preliminary design and cost estimates for the plant and exploring sources of debt and equity capital to fund final design and construction. However, there can be no assurance that the necessary capital for this project will be obtained. The schedule for construction of this plant has not yet been finally determined.

          The Joint Venture GTL Plant

          In November 1997, Syntroleum, Texaco and Kellogg Brown & Root entered into a project development agreement for the development of a small GTL plant based on the Syntroleum Process. In July 1998, the parties extended the term of the agreement to July 15, 1999. During the third quarter of 1998, Kellogg Brown & Root informed Syntroleum of its decision not to participate in the project as an equity holder while expressing an interest in continuing to provide engineering and construction services to the project. The project development agreement provides that Syntroleum and Texaco will initially contribute up to $1.5 million to the project in cash and that additional contributions may be made by the parties at or after the formation of the joint venture. To date, the parties have spent approximately $1.3 million on the project.

          The first phase of the project, which involved preparation of a feasibility study, has been completed. Because of the difficulty in attracting the necessary capital for the project in the current climate of low oil and gas prices, the project has been suspended. Syntroleum is currently reviewing smaller plant designs capable of achieving similar objectives of the original project and which Syntroleum believes would be capable of attracting the necessary equity and/or debt capital for design and construction. Several of Syntroleum's licensees have expressed interest in such a revised project. However, there can be no assurance that this project will be resumed or that the necessary capital will be obtained.

Additional Financing Requirements and Access to Capital Funding

          Syntroleum has expended and will continue to expend a substantial amount of funds to continue the research and development of its technologies, to market the Syntroleum Process and to design and construct GTL plants. Syntroleum intends to obtain additional funds primarily through a combination of equity and debt project financing, collaborative or other arrangements with strategic partners and others and debt and equity financing in the capital markets. Financing may not be available when needed or on terms acceptable to Syntroleum. If adequate funds are not available, Syntroleum may be required to delay or to eliminate expenditures for certain of its capital projects or to license to third parties the rights to commercialize additional products or technologies that Syntroleum would otherwise seek to develop itself. If additional funds are raised by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of such preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of Syntroleum's common stock.

          Assuming the commercial success of the plants based on the Syntroleum Process, Syntroleum expects that license fees, revenues from providing GTL plants on a contract basis, catalyst sales and sales of specialty products will be a source of funds for operations. However, Syntroleum may not receive any such revenues, and such revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If Syntroleum is unable to generate funds from operations, its need to obtain funds through financing activities will be increased.

Ability to Manage Growth and Achieve Business Strategy

          Syntroleum anticipates that it may experience significant growth as it commercializes the Syntroleum Process. Syntroleum's rapid growth to date has placed a significant strain on Syntroleum's scientific, technical, operational and administrative resources. As Syntroleum implements its strategy to commercially develop its GTL technology, demands on Syntroleum's scientific, technical, operational and administrative resources will continue to increase. Syntroleum's ability to implement its business strategy may be constrained, and the timing of such implementation may be impacted, due to insufficient resources. At March 1, 1999, Syntroleum had 65 full-time employees. Competition for personnel is intense, and Syntroleum may not be able to retain such personnel or attract and assimilate additional personnel. The failure of Syntroleum to continue to expand its resources or the occurrence of expansion difficulties could have a material adverse effect on Syntroleum's business, operating results and financial condition. In addition, Syntroleum does not have any experience managing the design, construction or operation of commercial GTL plants or any commercial plants, and Syntroleum may not be successful in doing so.

Syntroleum's Lack of Operating History

          Syntroleum was founded in 1984 and began efforts to commercialize the Syntroleum Process in 1993. Prior to the receipt of license fees in late 1996 and 1997, Syntroleum's only significant revenues were from joint development activities. Accordingly, Syntroleum does not have an operating history upon which an evaluation of Syntroleum's prospects can be based. Syntroleum's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop new and rapidly evolving technologies. To address these risks, Syntroleum must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade its GTL technologies. Syntroleum may not be successful in addressing such risks. Syntroleum has incurred net losses from inception through 1998. Although Syntroleum received significant license fees in 1997, such fees may not be sustainable and are not indicative of future operating results. There can be no assurance that Syntroleum will achieve or sustain profitability.

          Syntroleum's anticipated expense levels are based in part on its expectations as to future operating activities and are not based on historical financial data. Syntroleum plans to increase its capital expenditures to fund the design and construction of GTL plants, increase its operating expenses to fund greater levels of research and development and increase its marketing and operational capabilities. To the extent that such expenses precede or are not subsequently followed by increased revenues or cash flows, Syntroleum's business, operating results and financial condition will be materially adversely affected.

Potential Fluctuations in Annual and Quarterly Results

          Syntroleum expects to experience significant fluctuations in future annual and quarterly operating results. These fluctuations are expected because of the unpredictability of many factors that impact Syntroleum's business. These factors include timing of any construction by Syntroleum of its GTL plants, timing of any construction of GTL plants by licensees, demand for licenses to the Syntroleum Process and receipt and revenue recognition of license fees, oil and gas prices, timing and amount of research and development expenditures, demand for specialty products, introduction or enhancement of GTL technologies by Syntroleum and its competitors, market acceptance of new technologies and general economic conditions. As a result, Syntroleum believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it may be that in some future year or quarter Syntroleum's operating results will be below the expectations of public market analysts and investors. In such event, the price of Syntroleum's common stock would likely be materially adversely affected.

Potential Requirement to Pay Personal Holding Company Taxes

          In the United States, a company is classified as a personal holding company in a taxable year if (1) five or fewer individuals own, directly or under certain constructive ownership rules, more than 50% in value of its outstanding stock at any time during the last half of such taxable year and (2) at least 60% of its adjusted ordinary gross income (as defined in Section 543(b)(2) of the Internal Revenue Code of 1986, as amended) consists of interest, dividends, royalties or other items of personal holding company income. Syntroleum believes that it will satisfy such income character component of the definition of a personal holding company only if deposits or other payments which it receives under its license agreements constitute items of personal holding company income.

Although Syntroleum believes that such payments are not personal holding company income, the Internal Revenue Service may contest such position.

          A personal holding company is subject to not only the regular federal income tax, but is also subject to an additional tax of 39.6% of its undistributed personal holding company income, which is generally taxable income reduced by dividends paid and with the adjustments which are listed in Section 545 of the Internal Revenue Code. Syntroleum believes that it has no material exposure to the personal holding company tax for periods through the end of 1998 because the amounts which would have been undistributed personal holding company income for any such period if Syntroleum had been a personal holding company were not material for such periods.

          Based on current levels of stock ownership, Syntroleum believes that slightly less than 50% in value of Syntroleum's common stock is owned (actually or under such constructive ownership rules) by five or fewer individuals. As a result, Syntroleum does not currently satisfy the stock ownership test for classification as a personal holding company. The five individuals with the largest ownership interests for this purpose are Blanche L. Agee (mother of Mark
A. and Kenneth L. Agee), Robert A. Day, W D. Grant, R. Anthony Jacobs and James
R. Seward. If at any time an individual acquires a sufficient number of shares of Syntroleum's common stock so that Syntroleum then satisfies the stock ownership test for classification as a personal holding company, and if Syntroleum then satisfies the personal holding income test for classification as a personal holding company, Syntroleum could be subject to additional taxation as a personal holding company.

Potential Applicability of the Investment Company Act

          The Investment Company Act of 1940, as amended, requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding the composition of assets and sources of income, and are not primarily engaged in businesses other than investing, holding, owning or trading securities. Syntroleum believes that under the provisions of the Investment Company Act, it is, and it intends to remain, primarily engaged in businesses other than investing, reinvesting, owning, holding or trading in securities. Syntroleum has sought to temporarily invest its assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act. In addition, Syntroleum has and will continue to seek temporarily to invest cash flow from operations, pending its use, and to apply such cash flow, so as to avoid becoming subject to the registration requirements of the Investment Company Act. Such investment is likely to result in obtaining lower yields on the funds invested than might be available in the securities market generally. However, no assurance can be given that such investments and utilization can be made, or that any other exemption would be available, so as to enable Syntroleum to avoid the registration requirements of the Investment Company Act. If Syntroleum were required to register as an investment company under the Investment Company Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and other matters. Application of the provisions of the Investment Company Act would have a material adverse effect on Syntroleum's business, operating results and financial condition.

Foreign Operations

          Syntroleum plans to construct GTL plants in foreign countries, where Syntroleum would be subject to risks of a political nature and other risks inherent in foreign operations. These risks include changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks that may limit or disrupt production and markets or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. International operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation, which could affect the conduct or profitability of these operations. Any such events could have a material adverse effect on Syntroleum's business, operating results and financial condition.

Currency Risk

          Syntroleum expects to conduct a portion of its business in currencies other than the United States dollar. Syntroleum expects to attempt to minimize its currency exchange risk by seeking international contracts payable in local currency in amounts equal to Syntroleum's estimated operating costs payable in local currency and in United States dollars for the balance of the contract. In addition, Syntroleum expects to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, Syntroleum also may have significant investments in countries other than the United States. The functional currency of these foreign operations will be the local currency, and accordingly, financial statement assets and liabilities will be translated at current exchange rates.

Year 2000 Compliance

          Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue." Syntroleum recognizes that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated systems and instrumentation, as well as to third parties such as vendors, suppliers, customers, banks and securities markets.

          Syntroleum's computer hardware and software and automated systems and instrumentation were acquired during the past two years. Based on the recent date of purchase and assertions made by the vendors of these systems, Syntroleum believes these systems are Year 2000 compliant.

          With respect to external parties, Syntroleum is in the process of completing its assessment of the level of risk to Syntroleum of noncompliance by the external parties and, to the extent it deems necessary, has contacted those external parties deemed to be significant to Syntroleum's operations. Based on assertions made by these external parties, Syntroleum does not believe that a material uncertainty exists of noncompliance by an external party which would significantly affect Syntroleum's operations.

          The total cost of Year 2000 activities to date has not been, and future costs are not expected to be, material to Syntroleum's operations, liquidity or capital resources.

          Syntroleum's assessment of its Year 2000 issues involves many assumptions, and Syntroleum's assumptions may prove to be inaccurate and actual results could differ significantly from these assumptions. In conducting its Year 2000 compliance efforts, Syntroleum has relied primarily on seller representations with respect to its internal computerized systems and representations from third parties with which Syntroleum has business relationships and has not independently verified these representations. These representations might not prove to be accurate. A Year 2000 failure could result in a business disruption that adversely affects Syntroleum's business, financial condition or results of operations. Although it is not currently aware of any likely business disruption, Syntroleum is developing contingency plans to address certain potential Year 2000 failures and expects this work to continue through 2000. Syntroleum is also continuing to monitor Year 2000 risks and compliance and expects this work to continue through 2000.

New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). As of December 31, 1998, the Company had no outstanding derivative instruments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          Syntroleum had short-term investments in the form of U.S. Treasury securities as of December 31, 1998. The majority of these securities mature in less than 90 days. The Company's policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at December 31, 1998 was approximately 4.9%.

          Syntroleum does not currently conduct any material operations in foreign markets. Accordingly, Syntroleum does not have market risk related to foreign exchange rates.

          Syntroleum does not purchase futures contracts nor does it purchase or hold any derivative financial instruments.

Item 8.   Financial Statements and Supplementary Data

          The consolidated financial statements of Syntroleum, together with the report thereon of Arthur Andersen LLP dated January 15, 1999, are set forth on pages F-1 through F-15 hereof. See Item 14 for an index to the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          The information required by this Item was previously disclosed in the Registrant's Current Report on Form 8-K dated February 16, 1999, as amended on February 25, 1999.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this item is incorporated by reference to information under the caption "Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement (the "1999 Proxy Statement") for its 1999 annual meeting of stockholders. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

          Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

Item 11.  Executive Compensation

          The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

Item 13.  Certain Relationships and Related Party Transactions

          The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1)  Financial Statements

               Consolidated Financial Statements for the Three Years Ended December 31, 1998:

Report of Independent Public Accountants.....................................................................................  F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................................................  F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 1998............................................  F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998..................................  F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998............................................  F-5
Notes to Consolidated Financial Statements...................................................................................  F-6

          (a)(2)  Financial Statement Schedules

          All schedules and other statements for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

          (a)(3)  Exhibits

          Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

          Exhibit
           No.       Description of Exhibit
           ---       ----------------------

          *2.1 Distribution Agreement dated December 20, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(a) to Form 10/A of the Company dated February 3, 1997).

          *2.2 Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6,
                     1998).

          *2.3 Blanket Assignment, Bill of Sale, Deed and Assumption Agreement dated February 28, 1997 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Form 10 of the Company filed with the Securities and Exchange Commission on December 24, 1996).

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

          *4.1 Rights Agreement dated as of January 31, 1997 (incorporated by reference to Exhibit 4 to the Form 10/A of the Company filed with the Securities and Exchange Commission on December 24, 1996).

          *4.2 Amendment to Rights Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *4.3 Second Amendment to Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated August 7, 1998).

                     The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                     Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

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

          *10.6 Purchase Agreement dated January 12, 1998 by and between Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by referenced to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

          *10.7 Amended and Restated Employment Agreement between Syntroleum and Kenneth L. Agee (incorporated by referenced to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

          *10.11 Amended and Restated Employment Agreement between Syntroleum and Peter V. Snyder, Jr. (incorporated by referenced to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

          *10.21 Facilities Sharing and Interim Services Agreement dated February 28, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *10.22 Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement dated June 1, 1998 between SLH and Syntroleum (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *10.23 Tax Sharing Agreement dated February 28, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *10.24 SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10/A of the Company for the year ended December 31, 1997).

          *10.25 Form of Employment Agreements with certain executive officers of SLH (incorporated by reference to Exhibit B to Exhibit 2(a) to Form 10/A of the Company dated February 3,
                     1997).

          *10.26 Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

          *10.27 Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

          *10.28 Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *10.29 Certified copy of resolutions approving a certain bonus arrangement for James R. Seward (incorporated by reference to Exhibit 10(g) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

           10.30 Employment Agreement between Syntroleum and Paul F. Schubert dated May 15, 1999.

           10.31 Employment Agreement between Syntroleum and Carla S. Covey dated March 22, 1999.

           10.32 Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999.

           21        Subsidiaries

                     Scout Development Corporation (a Missouri Corporation) Scout Development Corporation of New Mexico (a Missouri Corporation)
                     BMA Resources, Inc. (a Missouri Corporation)
                     529 Partners, Ltd. (a Texas limited partnership)
                     Lot Development, Inc. (a Texas Corporation)
                     Carousel Apartment Homes, Inc. (a Georgia Corporation) Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)

           23        Consent of Independent public accountants.

           27        Financial Data Schedule and Restated Financial Data
                     Schedules.

--------------------

*    Incorporated by reference as indicated.


          (b) Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SYNTROLEUM CORPORATION


Dated:  March 30, 1999                 By:  /s/ Mark A. Agee
                                           ------------------------------------
                                           Mark A. Agee
                                           President and Chief Operating Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                         Capacity                        Date
        ----                         --------                        ----

/s/ Kenneth L. Agee     Chairman and Chief Executive Officer
----------------------- (Principal Executive Officer)            March 30, 1999
Kenneth L. Agee

/s/ Randall M. Thompson Vice President and Chief Financial
----------------------- Officer (Principal Financial Officer)    March 30, 1999
Randall M. Thompson

/s/ Carla S. Covey      Controller (Principal Accounting
--------------------    Officer)                                 March 30, 1999
Carla S. Covey

/s/ Mark A. Agee        Director                                 March 30, 1999
-----------------------
Mark A. Agee

/s/ Alvin R. Albe, Jr.  Director                                 March 30, 1999
-----------------------
Alvin R. Albe, Jr.

/s/ Frank M. Bumstead   Director                                 March 30, 1999
-----------------------
Frank M. Bumstead

/s/ P. Anthony Jacobs   Director                                 March 30, 1999
-----------------------
P. Anthony Jacobs

/s/ Robert Rosene, Jr.  Director                                 March 30, 1999
-----------------------
Robert Rosene, Jr.

/s/ James R. Seward     Director                                 March 30, 1999
-----------------------
James R. Seward

/s/ J. Edward Sheridan  Director                                 March 30, 1999
-----------------------
J. Edward Sheridan

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Syntroleum Corporation:


We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Kansas corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
 January 15, 1999

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                         December 31,
                                                                            -------------------------------------
                                                                                 1998                  1997
                                                                            ---------------        --------------
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................................   $        34,981        $       10,158
     Short-term investments..............................................             3,135                     -
     Accounts and notes receivable.......................................               860                   448
     Other current assets................................................               498                    16
                                                                            ---------------        --------------
          Total current assets...........................................            39,474                10,622

REAL ESTATE HELD FOR SALE................................................             3,122                     -
REAL ESTATE UNDER DEVELOPMENT............................................             2,722                     -
INVESTMENTS..............................................................             1,180                     -
PROPERTY AND EQUIPMENT, net..............................................             3,210                 1,245
OTHER ASSETS, net........................................................               692                   224
                                                                            ---------------        --------------
                                                                            $        50,400        $       12,091
                                                                            ===============        ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable....................................................   $         1,365        $          677
     Accrued liabilities.................................................               633                    99
                                                                            ---------------        --------------
          Total current liabilities......................................             1,998                   776
                                                                            ---------------        --------------

OTHER NONCURRENT LIABILITIES.............................................               103                    60
MINORITY INTERESTS.......................................................             1,337                 1,497
DEFERRED REVENUE.........................................................            11,000                11,000
                                                                            ---------------        --------------
          Total liabilities..............................................            14,438                13,333
                                                                            ---------------        --------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $01 par value, 5,000,000 shares authorized,
         no shares issued................................................                 -                     -
     Common stock, $01 par value, 150,000,000 shares authorized,
         34,574,957 and 24,502,231 shares issued in 1998 and 1997,
         respectively, including shares in treasury......................               346                   245
     Additional paid-in capital..........................................            62,908                14,028
     Notes receivable from sale of common stock..........................              (699)                 (699)
     Retained earnings...................................................           (26,516)              (14,805)
                                                                            ---------------        --------------
                                                                                     36,039                (1,231)
 Less-treasury stock, 7,674,905 and 1,934 shares in
        1998 and 1997, respectively......................................               (77)                  (11)
                                                                            ---------------        --------------

          Total stockholders' equity.....................................            35,962                (1,242)
                                                                            ---------------        --------------
                                                                            $        50,400        $       12,091
                                                                            ===============        ==============

                         The accompanying notes are an integral part of these consolidated balance sheets.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)


                                                                       For the Years Ended December 31,
                                                               -------------------------------------------------
                                                                   1998              1997             1996
                                                               --------------   ---------------   --------------
REVENUES:
     Real estate sales.....................................    $     $,2,416    $            -    $           -
     Joint development revenue.............................            1,779             2,006              616
     Other.................................................              284                 1                -
                                                               --------------   ---------------   --------------
          Total revenues...................................            4,479             2,007              616
                                                               --------------   ---------------   --------------
COSTS AND EXPENSES:
     Cost of real estate sold..............................            2,387                 -                -
     Real estate operating expense.........................              267                 -                -
     Pilot plant, engineering and research and development.            4,434             2,944            1,120
     Catalyst services.....................................                -             4,800                -
     General and administrative............................           10,410             4,228            1,421
                                                               --------------   ---------------   --------------

INCOME (LOSS) FROM OPERATIONS..............................          (13,019)           (9,965)          (1,925)

INVESTMENT AND INTEREST INCOME.............................            1,159               372               83
INTEREST EXPENSE...........................................                -               (22)             (95)
OTHER INCOME...............................................              118                 -                -
                                                               --------------   ---------------   --------------

INCOME (LOSS) BEFORE MINORITY INTERESTS....................          (11,742)           (9,615)          (1,937)

MINORITY INTERESTS.........................................               31                 3                -
                                                               --------------   ---------------   --------------

NET INCOME (LOSS)..........................................    $     (11,711)   $       (9,612)   $      (1,937)
                                                               ==============   ===============   ==============

NET INCOME (LOSS) PER SHARE -
    Basic and diluted......................................    $       (0.46)   $        (0.40)   $       (0.08)
                                                               ==============   ===============   ==============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING............................................        25,466,737   $    23,953,347   $   23,207,216
                                                               ==============   ===============   ==============


 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                Common Stock                         Notes
                                          ------------------------   Additional     Receivable                           Total
                                              Number                  Paid-in      From Sale of  Accumulated Treasury Stockholders'
                                            of Shares     Amount      Capital      Common Stock    Deficit     Stock     Equity
                                          ------------- ---------- ------------   -------------    -------     ----- -------------
BALANCE, January 1, 1996..................      22,713      $ 228      $ 3,930         $ (700)    $ (3,256)    $ -         $ 202
     SALE OF COMMON STOCK.................         906          9        1,991              -            -       -         2,000
     NET INCOME (LOSS)....................           -          -            -              -       (1,937)      -        (1,937)
                                          ------------- ---------- ------------ --------------    --------- ------- -------------
BALANCE, December 31, 1996................      23,619        237        5,921           (700)      (5,193)      -           265
     CONVERSION OF DEBENTURE..............         120          1        1,116              -            -       -         1,117
     SALE AND ISSUANCE OF STOCK...........         759          7        6,957              -            -       -         6,964
     STOCK ISSUED FOR SERVICES............           4          -           34              -            -       -            34
     PURCHASE OF 1,934 SHARES.............
       OF TREASURY STOCK..................           -          -            -              -            -     (11)          (11)
     PAYMENT ON NOTES RECEIVABLE..........           -          -            -              1            -       -             1
     NET INCOME (LOSS)....................           -          -            -              -       (9,612)      -        (9,612)
                                          ------------- ---------- ------------ --------------    --------- ------- -------------
BALANCE, December 31, 1997................      24,502        245       14,028           (699)     (14,805)    (11)       (1,242)
     RETIREMENT OF TREASURY STOCK.........          (2)         -          (11)             -            -      11             -
     MERGER WITH SLH CORPORATION..........      10,075        101       48,891              -            -     (77)       48,915
     NET INCOME (LOSS)....................           -          -            -              -      (11,711)      -       (11,711)
                                          ------------- ---------- ------------ --------------   ---------- ------- -------------
BALANCE, December 31, 1998................      34,575      $ 346     $ 62,908         $ (699)   $ (26,516)  $ (77)     $ 35,962
                                          ============= ========== ============ ==============   ========== ======= =============

 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 For the Years Ended December 31,
                                                                        ----------------------------------------------------
                                                                             1998               1997               1996
                                                                        -------------      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)...............................................     $     (11,711)     $       (9,612)    $       (1,937)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:
      Stock issued for services....................................                 -                  34                  -
      Stock issued for catalyst services...........................                 -               4,800                  -
      Interest on conversion of debenture..........................                 -                  22                  -
      Minority interest in loss of subsidiary......................               (31)                 (3)                 -
      Depreciation and amortization................................               306                  76                 19
      Writedown of property and equipment..........................                 -                 414                199
      Equity in earnings of affiliates.............................                (8)                  -                  -
      Changes in real estate held for sale and under development...             1,545                   -                  -
      Changes in assets and liabilities--
           Accounts receivable.....................................               466                (429)                 -
           Prepaids and other......................................              (147)                (29)                (2)
           Other assets............................................              (215)                (85)               (42)
           Accounts payable........................................               348                 485                 14
           Accrued liabilities and other...........................            (2,665)                 75                 90
           Deferred revenue........................................                 -              11,000                  -
                                                                        -------------      --------------      -------------
              Net cash provided by (used in) operating activities..           (12,112)              6,748             (1,659)
                                                                        -------------      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment..............................            (2,173)             (1,114)              (214)
   Maturity of SLH investments held to maturity....................            37,415                   -                  -
                                                                        -------------      --------------     --------------
             Net cash provided by (used in) investing activities...            35,242              (1,114)              (214)
                                                                        -------------      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received in merger with SLH Corporation....................               713                   -                  -
   Payments under capital lease....................................               (20)                (12)                 -
   Minority interest investment in subsidiary......................             1,000               1,500                  -
   Proceeds from issuance of convertible debenture.................                 -                   -              1,000
   Proceeds from sale of common stock..............................                 -               2,164              1,500
   Proceeds from notes receivable..................................                 -                   1                  -
   Treasury stock purchased........................................                 -                 (11)                 -
                                                                        -------------      --------------     --------------
            Net cash provided by (used in) financing activities....             1,693               3,642              2,500
                                                                        -------------      --------------     --------------

NET INCREASE IN CASH...............................................            24,823               9,276                627
CASH AND CASH EQUIVALENTS, beginning of period.....................            10,158                 882                255
                                                                        -------------      --------------     --------------
CASH AND CASH EQUIVALENTS, end of period...........................     $      34,981      $       10,158     $          882
                                                                        =============      ==============     ==============


 The accompanying notes are an integral part of these consolidated statements.

                            SYNTROLEUM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Reporting

     Syntroleum Corporation (the "Company" or "Syntroleum"), formerly named SLH Corporation ("SLH"), was incorporated in Kansas in December 1996. The Company's primary operations to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons. Synthetic crude oil produced by the Syntroleum Process can be further processed into liquid fuels such as diesel, kerosene and naphtha, or specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

     The Company's current focus is to further demonstrate the commercial viability of its proprietary technology. The Company has sold license agreements to six oil companies and, in connection with its joint development efforts with certain of its licensees, operates a pilot plant in Tulsa, Oklahoma that has demonstrated certain elements and variations of the Syntroleum Process. The Company, through its majority-owned subsidiary, Syntroleum/Sweetwater Company, LLC, is developing a commercial-scale specialty products plant.

     On August 7, 1998, Syntroleum Corporation, an Oklahoma corporation ("Old Syntroleum"), merged with SLH. In the merger, each outstanding share of Old Syntroleum common stock was converted into 1.2899 shares of SLH common stock. Accordingly, 24,500,236 shares of common stock of SLH were issued to the former
holders of Old Syntroleum common stock.   After the merger, SLH's name was
changed to Syntroleum Corporation, and SLH management and six of the eight SLH directors were replaced with Old Syntroleum management and directors.

     The merger was accounted for as a reverse acquisition using the purchase method of accounting. Although SLH is the surviving corporation in the merger for legal purposes, Old Syntroleum is the acquirer for accounting purposes. Under reverse acquisition accounting, the value of the transaction is determined based on the value of the accounting acquirer's shares issued, which in this situation was impracticable due to Old Syntroleum's status as a private company and the absence of a trading market for its shares. Accordingly, the fair value of SLH's net tangible assets has been used to determine the value of the transaction. For this purpose, the value of SLH's investment in Old Syntroleum was determined by calculating the implied value of the Old Syntroleum common stock held by SLH, which was determined based upon the market capitalization of the outstanding shares of SLH common stock minus the fair value of SLH's non-Old Syntroleum assets divided by the 5,950,000 shares of Old Syntroleum common stock held by SLH. This method of calculating the implied value of the Old Syntroleum common stock is consistent with the method used in determining the merger exchange ratio of 1.2899 discussed above.

     For purposes of preparing its consolidated financial statements, the Company established a new accounting basis for SLH's assets and liabilities using their fair market values, based upon the consideration paid in the merger and Old Syntroleum's costs of the merger. Although Old Syntroleum's equity accounts survive the merger, SLH's common stock survives. Accordingly, Old Syntroleum's common stock with a par value of $.001 has been restated to reflect SLH's par value of $.01 and to reflect the effect of the exchange ratio of
1.2899. The purchase allocations in relation to the merger are final except for the collection of a judgment in a pending lawsuit, which occurred during the first quarter of 1999. The monies received in satisfaction of the judgment will be recorded as additional paid-in capital during the first quarter of 1999 (See
Note 15).

      The results of operations of SLH have been included in the results of
Syntroleum since completion of the merger on August 7, 1998.   Unaudited pro
forma results of operations for the twelve months ended December 31, 1998 and 1997, as though the merger had occurred on January 1, 1997, are presented below. The proforma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or of future operating results of the combined operations:


                                                      December 31,
                                         --------------------------------------
                                              1998                   1997
                                         ----------------       ---------------
                                         (in thousands except per share amounts)



Revenues...............................    $      12,028         $      19,350
Net income (loss)......................           (7,771)                 (519)
Basic and diluted
  earnings (loss) per share............    $       (0.31)        $       (0.02)

Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These subsidiaries include BMA Resources, Inc., Scout Development Corporation, Scout Development Corporation of New Mexico, Lot Development, Inc., Carousel Apartment Homes, Inc., 529 Partners, Ltd. and Syntroleum/Sweetwater Company, LLC. All subsidiaries except Syntroleum/Sweetwater Company, LLC were acquired through the merger with SLH. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 to 50% in which Syntroleum does not have a controlling interest are accounted for by the equity method. Investments in affiliated companies of one to 20% are accounted for by the cost method.

Revenue Recognition

     The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the joint development revenues for the years ended December 31, 1998, 1997 and 1996 have been from joint development activities with a single major oil company (see
Note 13). All joint development activities during the years ended 1998, 1997 and 1996 were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

     The Company recognizes revenue on the sale of license agreements by recording 50% of the license fee deposit as revenue when: (1) the license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee's initial licensed plant. Since 50% of the license fee deposit is subject to the Company's indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit is recorded as deferred revenue in the consolidated balance sheets and will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. As of December 31, 1998, the Company has deferred all amounts received related to license and option agreements.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Real Estate

     Real estate sales are recognized when consummated. Profit is recognized using the full accrual method when the down payment, continuing investment, and transfer of risk criteria have been satisfied. Payments received from buyers prior to recording of a sale are recorded as deposits. Real estate rentals and other revenues are accrued in the period when earned.

     Real estate is valued at lower of cost, including development costs, or market. Development costs that are incurred during the period of development or construction are capitalized. Capitalized costs are charged to operations as properties are sold. There was no real estate under development sold during 1998, 1997 or 1996.

     During 1998, the Company sold three properties for a total of $1,560,000 and undeveloped land for $856,000. These assets were acquired in the merger with SLH.

Short -Term Investments

     Short-term investments consist of U.S. Treasury securities and debt obligations of U.S. Government agencies with original maturities between three and twelve months. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, the Company's investment portfolio consisted of debt securities classified as held-to-maturity and are presented at amortized cost.

Research and Development

     The Company incurs significant costs for research, development and engineering programs. Such costs are charged to expense when incurred. Prior to 1997, substantially all costs were considered research and development costs.

Income Taxes

     Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and of net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse.

Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company makes assessments of impairment on a project-by-project basis. No impairment provisions were required in 1998, 1997 or 1996.

Earnings Per Share

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 2,131,839 shares of common stock at an average exercise price of $7.44 were not included in the computation of diluted earnings per share as inclusion of such options would be anti-dilutive. All share and per share amounts presented in the financial statements reflect the adjustment for the merger ratio of 1.2899.

Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the 1998 presentation. Such reclassifications did not impact net income (loss).

Use of Estimates

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities."   SFAS No. 133
establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. As of December 31, 1998, the Company had no outstanding derivative instruments.

2.  INVESTMENTS:

     The Company has a 4.34% interest in a partnership renovating a hotel in Tulsa, Oklahoma having a carrying value of $100,000. The Company also owns a 3.61% investment in a privately held venture capital limited partnership having a carrying value of $507,000; and a preferred stock interest in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of $750,000.

     The Company has a 49.9% interest in a partnership that owns a shopping center having a carrying value of ($177,000). The Company has guaranteed debt (with an unpaid balance of $6,005,000 at December 31, 1998) of the shopping center partnership. Since the Company has guaranteed this debt, the investment is carried below zero to reflect the Company's pro rata share of the partnership's deficit. The Company's obligation is secured by a $3.1 million U.S. Treasury note. Summary financial information of the shopping center partnership is shown below:


                                                       December 31,
                                                           1998
                                                        ------------
                                                       (in thousands)
Results of Operations
     Revenue........................................   $         798
     Gross profit...................................             446
     Net earnings (loss)............................              71

                                                       December 31,
                                                           1998
                                                       -------------
                                                       (in thousands)
Financial Position
    Current assets.................................    $       1,193
    Real estate....................................            4,343
    Other assets...................................              189
                                                       -------------
                                                       $       5,725
                                                       =============

    Short-term borrowing...........................    $         175
    Current liabilities............................               77
    Long-term borrowings...........................            5,830
                                                       -------------
                                                               6,082

    Partnership deficit............................             (357)
                                                       -------------
                                                       $       5,725
                                                       =============

3.  PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income.
Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of five to seven years. Property and equipment consists of the following:


                                                           December 31,
                                                       -------------------
                                                         1998       1997
                                                       --------    -------
                                                          (in thousands)

Furniture and office equipment.......................  $ 1,919     $   955
Property.............................................      807           -
Land.................................................      118           -
Leasehold improvements...............................      288         214
Construction in progress.............................      523         223
                                                      --------     -------
                                                         3,655       1,392
Less--accumulated depreciation.......................      445         147
                                                      --------     -------
                                                       $ 3,210     $ 1,245
                                                       =======     =======

4.  NOTES RECEIVABLE FROM SALE OF COMMON STOCK:

     Notes receivable from the sale of common stock consists of notes receivable from officers for the purchase of common stock in the Company. The notes bear interest at the rate of 6.10%, mature in May 2004 and are secured by stock pledge agreements.

5.  ACCRUED LIABILITES:
    The components of accrued liabilities are as follows:

                                            December 31,
                                    -----------------------------
                                        1998            1997
                                    --------------  -------------
                                            (in thousands)

    Accrued warranty ............   $         135   $          -
    Accrued vacation ............             161             50
    Accrued rent ................             120             23
    Other .......................             217             26
                                    -------------   ------------
                                    $         633   $         99
                                    =============   ============


6.  INCOME TAXES:

     The Company has federal income tax net operating loss (NOL) carryforwards of approximately $39 million at December 31, 1998. In connection with the merger with SLH, the Company obtained NOL's of approximately $17.6 million and capital loss carryforwards of approximately $4.6 million. These carryforwards generally begin to expire in 2004.

     The Company recognizes the tax benefit of NOL carryforwards as assets to the extent that management concludes that the realization of the NOL carryforwards is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carryforward period. The Company's management has concluded that, based solely on the criteria of SFAS No. 109 "Accounting for Income Taxes" and the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred asset.

     The Company has not recorded an income tax provision or benefit for the years ended December 31, 1998, 1997 or 1996, respectively. This differs from the amount of income tax benefit that would result from applying the 34% statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $13,177,000, $3,609,000 and $759,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Deferred taxes arise primarily from NOL carryforwards and the recognition of revenues and expenses in different periods for financial and tax purposes. Deferred taxes consist of the following:


                                                                 December 31,
                                                             ------------------
                                                             1998        1997
                                                             -------    -------
                                                              (in thousands)
Deferred tax assets:
    NOL carryforwards  .................................     $14,895    $ 3,800
    Capital loss carryforwards .........................       1,759          -
    Deferred revenue ....................................      1,710      1,710
    Other    ............................................        682        100
                                                             -------    -------
                                                              19,046      5,610
                                                             -------    -------
Deferred tax liabilities:
    Depreciation ......................................        (268)         -
    Other..............................................         (17)       (26)
                                                             -------    -------
    Net deferred tax asset before valuation allowance .       18,761      5,584
    Valuation allowance ...............................      (18,761)    (5,584)
                                                           =========    =======
                Net deferred tax ......................    $       -    $     _
                                                           ---------    -------

7.  SUPPLEMENTAL CASH FLOW INFORMATION:

     During 1997, a convertible debenture was converted into 120,036 shares of the Company's common stock (see Note 8) which was accounted for as a noncash financing activity. Also during 1997, the Company issued 515,960 shares of its common stock to a catalyst manufacturer which was accounted for as a noncash operating activity.

     During 1998, the merger with SLH was accounted for as a non-cash investing
activity.   In conjunction with the merger with SLH, the following assets were acquired and liabilities assumed:



     Cash................................................  $     713
     Short-term investments .............................     40,550
     Real estate held for sale
          and under development .........................      7,387
     Other assets........................................      2,719
     Liabilities assumed ................................     (2,454)
                                                           ---------
       Equity issued.....................................  $  48,915
                                                           =========


8.  CONVERTIBLE DEBENTURE:

     During 1996, the Company entered into an agreement with an oil company whereby the oil company purchased a 9.5% convertible debenture from the Company in the original principal amount of $1 million. During 1997, the oil company converted the principal of the debenture together with accrued interest in the amount of $116,708 into 120,036 shares of the Company's common stock, representing a conversion price of $9.30 per share.

9.  LEASE COMMITMENTS:

     The Company has entered into various, noncancellable leases for office space, equipment, land and buildings that expire over the next several years. Total future minimum lease payments under these agreements as of December 31, 1998 are as follows:


               Year                 Amount
           ------------        ----------------
                               (in thousands)
              1999                 $ 1,173
              2000                     947
              2001                     809
              2002                     709
              2003                     302
         Thereafter                  5,631

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments at December 31 are summarized as follows:

                                                          1998                                  1997
                                            ----------------------------------    ----------------------------------
                                               Carrying          Estimated           Carrying          Estimated
                                                Amount           Fair Value           Amount           Fair Value
                                            ---------------    ---------------    ---------------    ---------------
                                                                         (in thousands)

Cash and cash equivalents........................ $ 34,981           $ 34,981           $ 10,158           $ 10,158
Short-term investments...........................    3,135              3,135                  -                  -
Accounts and notes receivable....................      860                860                448                448
Investments......................................    1,180              1,180                  -                  -
Notes receivable from sale of
     common stock.................................     699                699                699                699



     The fair value of the short-term investments and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable were calculated by discounting scheduled cash flows using estimated market discount rates. The investments were acquired in the merger and at the time of the merger were valued at market. No significant changes in the estimated fair value have occurred since the merger.

11.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     At December 31, 1998 and 1997, all marketable debt securities were classified as held-to-maturity and carried at amortized cost. During 1998, 1997 and 1996 no securities classed as held-to-maturity were transferred out of held-to-maturity. Investments consisted of the following at December 31:


                                                Cash              Short-Term
                                            Equivalents          Investments
                                           -------------        -------------
                                                    (in thousands)
1998
U.S. Government Securities.................  $ 28,319              $ 3,135

1997
U.S. Government Securities.................  $ 9,739               $     -


12.  STOCK OPTIONS:

    The Company maintains stock option and incentive plans for employees and directors and has reserved 4,591,186 shares of common stock for issuance under the employee and director plans, including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (245,002 as of December 31, 1998) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100% of fair market value at the date of grant. All other options may be issued at an exercise price of not less than 75% of the fair market value at the date of grant. Options granted vest at a rate determined by the Compensation Committee of the Company's Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 1998, 1,873,747 shares were available for granting future options.

     The number and exercise price of stock options granted are as follows:

                                                          Shares             Weighted
                                                           Under           Average Price
                                                          Option             Per Share
                                                        ---------          -------------
OUTSTANDING AT JANUARY 1, 1996                            454,690          $     0.36
     Granted ....................................          12,899                5.75
                                                        ---------          ----------

OUTSTANDING AT DECEMBER 31, 1996                          467,589                0.50
     Granted.....................................         535,954                9.13
     Exercised ..................................         (27,733)               5.75
     Expired ....................................        (274,104)               0.33
                                                        ---------          ----------

OUTSTANDING AT DECEMBER 31, 1997                          701,706                6.95
    SLH options from merger .....................         974,400                3.19
    Fractional share payout .....................             (19)               6.94
    Granted at market price .....................         445,430               16.70
    Granted at price exceeding market ...........          32,247               20.28
    Expired .....................................         (21,925)              10.42
                                                        ---------          ----------

OUTSTANDING AT DECEMBER 31, 1998.................       2,131,839          $     7.44
                                                        =========          ==========


     The following is a summary of stock options outstanding as of December 31, 1998:

                       Options Outstanding                                             Options Exercisable
--------------------------------------------------------------------------        ------------------------------
                                                           Weighted                                 Weighted
                                         Weighted           Average                                  Average
     Range of            Options          Average           Remaining               Options       Exercise Price
  Exercise Price       Outstanding     Exercise Price    Contractual Life         Exercisable       Per Share
-------------------   --------------   ---------------   -----------------        ------------    --------------
   $0.39 -   $0.39          180,586            $ 0.39          6.45                   180,586            $ 0.39
   $3.19 -   $3.19          974,400              3.19          4.60                   194,400              3.19
   $5.75 -   $9.30          450,159              8.23          8.33                   236,911              7.59
   $9.38 -  $18.44          457,130             16.59          9.33                    12,900             16.89
  $18.85 -  $20.88           69,564             19.89          9.06                     4,300             20.88
                         ----------            ------                               ---------            ------
                          2,131,839            $ 7.44                                 629,097            $ 4.45
                         ==========            ======                               =========            ======

     The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting from Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect the Company's pro forma net income (loss) for the three years ended December 31, 1998 as if the fair value method of accounting prescribed by SFAS No. 123 had been used. Had compensation cost for the Company's stock option plan been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:

                                                          December 31,
                                           --------------------------------------------
                                             1998             1997            1996
                                           ------------  --------------- --------------
                                              (in thousands except per share data)
NET INCOME (LOSS):
     As reported.........................  $    (11,711)     $   (9,612)     $   (1,937)
     Pro forma...........................  $    (14,175)     $  (10,261)     $   (1,955)
BASIC AND DILUTED INCOME
     (LOSS) PER SHARE:
           As reported...................  $      (0.46)     $    (0.40)     $    (0.08)
           Pro forma.....................  $      (0.56)     $    (0.43)     $    (0.08)


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average per share fair value of stock options granted during 1998 was $10.60 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of zero percent, risk-free interest rate of 4.77% to 6.83%, expected volatility factor of zero percent prior to the merger and 124% after the merger, and an expected life of 5 to 10 years.

     Subsequent to December 31, 1998, the Company granted options to purchase 550,552 shares of common stock to employees at an average exercise price of $6.90.


13.  SIGNIFICANT CUSTOMERS:

     Substantially all of the Company's joint development revenue for the three years ended December 31, 1998 were from a single major oil company for testing conducted in the Company's pilot plant. The pilot plant testing was completed under this agreement in December 1998. In addition, the Company has signed master license agreements with three oil companies since 1996. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the oil companies to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $9 million and rights to certain technologies in connection with these license agreements. The Company also received from a licensee a separate nonrefundable payment of $2 million for options to add certain geographic areas not covered by the applicable license agreement. The amounts received under license agreements and the amounts received for options have been recorded as deferred revenue at December 31, 1998 and 1997.

     Under these license agreements, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum Process. Generally, the amount of the license fee for site licenses under the Company's master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of (i) the annual maximum design capacity of the plant, (ii) an assumed life of the plant, and (iii) the Company's per barrel rate. Initial cash deposits under the Company's license agreement are credited against future site license fees. (See
Note 1.)

     Through the Company's subsidiary, Syntroleum/Sweetwater Company, LLC, the Company and a licensee are developing a commercial specialty products plant using the Syntroleum Process. In addition, the Company conducts a portion of its research and development activities through joint development agreements with licensees and other industry partners. The terms of these agreements vary, but generally provide cost sharing arrangements.

14.  STOCKHOLDER RIGHTS PLAN

     Each outstanding share of the Company's common stock carries a preferred stock purchase right originally issued pursuant to a dividend distribution declared by SLH's Board of Directors in March 1997. The rights entitle the holder to buy one-sixth of one one-hundredth of a share of junior preferred stock, with a liquidation preference of $600 per share, at a price of $125 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group (an "acquiring person") has acquired, or made a tender offer that, if completed, would result in that person or group owning 25% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than the acquiring person) to buy the number of shares of the Company's common stock having a market value equal to two times the exercise price. The exercise price is $125. The rights may be redeemed by the Company for $.01 per right until a person or group becomes an acquiring person. The rights expire in January 2007.

15.  EVENTS SUBSEQUENT TO DECEMBER 31, 1998:

     Subsequent to December 31, 1998, the Company received $6.0 million in satisfaction of a judgment in its favor. The litigation, originally brought by Business Men's Assurance Company (BMA) in 1986, alleged negligence and breach of contract arising out of the design and construction of the BMA office tower in Kansas City, as a result of marble panels detaching and falling from the building. The Missouri Supreme Court ruled in favor of BMA on February 9, 1999. Rights to the litigation were owned by SLH and were acquired by Syntroleum when it merged with SLH. The settlement will be recorded as additional paid-in capital during 1999.

                               Index To Exhibits

          Exhibit
           No.       Description of Exhibit
           ---       ----------------------

          *2.1 Distribution Agreement dated December 20, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(a) to Form 10/A of the Company dated February 3, 1997).

          *2.2 Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6,
                     1998).

          *2.3 Blanket Assignment, Bill of Sale, Deed and Assumption Agreement dated February 28, 1997 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Form 10 of the Company filed with the Securities and Exchange Commission on December 24, 1996).

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

          *4.1 Rights Agreement dated as of January 31, 1997 (incorporated by reference to Exhibit 4 to the Form 10/A of the Company filed with the Securities and Exchange Commission on December 24, 1996).

          *4.2 Amendment to Rights Agreement dated as of March 30, 1998 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *4.3 Second Amendment to Rights Agreement dated as of August 7, 1998 (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K dated August 7, 1998).

                     The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
                     Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

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

          *10.6 Purchase Agreement dated January 12, 1998 by and between Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by referenced to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

          *10.7 Amended and Restated Employment Agreement between Syntroleum and Kenneth L. Agee (incorporated by referenced to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

          *10.11 Amended and Restated Employment Agreement between Syntroleum and Peter V. Snyder, Jr. (incorporated by referenced to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

          *10.21 Facilities Sharing and Interim Services Agreement dated February 28, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *10.22 Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement dated June 1, 1998 between SLH and Syntroleum (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *10.23 Tax Sharing Agreement dated February 28, 1996 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

          *10.24 SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10/A of the Company for the year ended December 31, 1997).

          *10.25 Form of Employment Agreements with certain executive officers of SLH (incorporated by reference to Exhibit B to Exhibit 2(a) to Form 10/A of the Company dated February 3,
                     1997).

          *10.26 Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

          *10.27 Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

          *10.28 Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

          *10.29 Certified copy of resolutions approving a certain bonus arrangement for James R. Seward (incorporated by reference to Exhibit 10(g) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

           10.30 Employment Agreement between Syntroleum and Paul F. Schubert dated May 15, 1999.

           10.31 Employment Agreement between Syntroleum and Carla S. Covey dated March 22, 1999.

           10.32 Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999.

           21        Subsidiaries

                     Scout Development Corporation (a Missouri Corporation) Scout Development Corporation of New Mexico (a Missouri Corporation)
                     BMA Resources, Inc. (a Missouri Corporation)
                     529 Partners, Ltd. (a Texas limited partnership)
                     Lot Development, Inc. (a Texas Corporation)
                     Carousel Apartment Homes, Inc. (a Georgia Corporation) Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)

           23        Consent of Independent public accountants.

           27        Financial Data Schedule and Restated Financial Data
                     Schedules.

--------------------

*    Incorporated by reference as indicated.