Form 10-K/A
period 1998-12-31
SYNTROLEUM CORP
filed 1999-04-28
CIK 1029023

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

________________________________________________________________________________

This Amendment No. 1 is filed to include the disclosures required by Items 10, 11, 12 and 13 in Part III which were omitted from this Annual Report on Form 10-K as originally filed as permitted by Instruction G(3). Except for the addition of the amended Items 10, 11, 12 and 13 and the related deletion of "Executive Officers of the Registrant" following Item 4 (these disclosures are now located in this Amendment No. 1 at Item 10), no other Item of this Annual Report on Form 10-K has been amended.

_______________________________________________________________________________

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business.............................................................1
Item 2.  Properties..........................................................31
Item 3.  Legal Proceedings...................................................31
Item 4.  Submission of Matters to a Vote of Security Holders.................32


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................32
Item 6.  Selected Financial Data.............................................34
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................35
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........46
Item 8.  Financial Statements and Supplementary Data.........................46
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................46

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................46
Item 11. Executive Compensation..............................................50
Item 12. Security Ownership of Certain Beneficial Owners and Management......55
Item 13. Certain Relationships and Related Party Transactions................56

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....58

                           FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate such plants, the timing of commencement and completion of the design and construction of such plants, obtaining required financing for such plants, the economic construction and operation of GTL plants, including the value and markets for products produced by such plants, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of Syntroleum's real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plans," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Syntroleum believes that the expectations reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the potential that the cost of designing and constructing commercial-scale GTL plants will exceed current estimates, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis or that such plants will experience technological and mechanical problems, the potential that improvements to the Syntroleum Process currently under development may not be successful, the impact on plant economics of operating conditions (including energy prices), competition, intellectual property risks, Syntroleum's ability to obtain financing and other risks described in this Annual Report on Form 10-K.

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

       1996 Worldwide Natural Gas Reserves, Consumption and Reserve Life


                                                                                 Reserves to
                                                                                 Consumption
                                                                      1996          Ratio
                 Region                          Reserves         Consumption   (Reserve Life)
                 ------                   ----------------------  ------------  --------------
                                          (trillion  cubic feet)   (trillion
                                                                  cubic feet)      (years)
Central and South America..............            214                3.0              71
Africa and the Middle East.............          1,960                6.0             327
Asia...................................            363                8.0              45
Europe.................................            169               12.3              14
North America..........................            299               26.0              11
Russia and other former Soviet Union             2,006               22.0              91
 regions...............................          -----               ----             ---
     Total.............................          5,011               77.3              65
                                                 =====               ====             ===

--------------------------------------
Source: Oil & Gas Journal, August 11, 1997

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

                        The World's Natural Gas Fields

          Reserves                                      Number of Fields
          --------                                      ----------------
     (Trillion cubic feet)
     Between 50 and 500..................................      15
     Between 5 and 50....................................      71
     Between 1 and 5.....................................     234
     Between .5 and 1....................................     269
     Between .25 and .5..................................     276
     Between .1 and .25..................................     475
     Between .01 and .1..................................   1,195
     Less than .01.......................................   1,913
                                                            -----
                                                            4,448
                                                            =====
_____________________
Source: Oil & Gas Journal, February 15, 1993

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

              Worldwide Consumption of Refined Petroleum Products

Product                                    1986    1991    1996
-------                                  ------  ------  ------
                                          (millions of barrels)
Gasolines (1).........................    5,022   5,609   6,431
Middle Distillates (2)................    6,012   6,820   8,253
Others (3)............................    6,600   7,216   7,790
                                         ------  ------  ------
    Total                                17,634  19,645  22,474
                                         ======  ======  ======

_________________
(1)  Consists of aviation and motor gasoline and light distillate feedstock.
(2)  Consists of jet and heating kerosenes and gas and diesel oils.
(3) Consists of fuel oil, refinery gas, propane, solvents, petroleum coke, lubricants, bitumen, wax and refinery fuel and loss.

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

          The length and distribution of the hydrocarbon molecules produced by the reaction vary significantly depending on the choice of catalysts, reactors and other operating conditions of the process, but range from methane (CH\\4\\) to hydrocarbons containing as many as 100 carbon atoms that tend to be very linear or parrafinic. Hydrocarbons with one to four carbon atoms tend to be gaseous at room temperature and atmospheric pressure. Hydrocarbons with a molecular range of 5 to 20 carbon atoms tend to be liquid under the same conditions. Above 20 carbon atoms, these molecules tend to form solids (wax) at room temperature.

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

          The following diagram illustrates the net reaction in the ATR:

                                     Step 1
                   Conversion of Natural Gas to Synthesis Gas

                                                   Synthesis Gas
    Natural Gas      Air      Steam                (diluted with Nitrogen) Water
                                       Catalyst
     CH/4/ + O/2/ + N/2/ + H/2/O                    CO + H/2/ + N/2/ + H/2/O

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

          The following diagram illustrates the Fischer-Tropsch reaction:

                                     Step 2
                          Fischer - Tropsch Synthesis

             Synthesis Gas
        (diluted with Nitrogen)               Hydrocarbons Nitrogen Water
                                 Catalyst
    H/2/  +  CO   +   N/2/                  C/n/H(/2n/+/2/)  +  N/2/  +  H/2/O

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

          Synthetic diesel fuel produced using the Syntroleum Process contains significantly reduced sulfur and aromatic content which reduces pollution levels commonly associated with conventional diesel fuel, while maintaining a high cetane rating which promotes high operating efficiency. Synthetic diesel fuel can burn in conventional diesel engines, can be distributed using existing infrastructure and will not require modification to existing diesel engines. Southwest Research Institute has tested diesel fuels produced from three sources of Fischer-Tropsch fuels to obtain environmental performance data. The study, presented in 1997, found that engines that were run using Fischer-Tropsch diesel fuel emitted 46% less carbon monoxide, 38% fewer hydrocarbons, 30% fewer particulates and eight percent less NO\\x\\ when compared to emissions from currently available diesel fuel that satisfies United States government specifications. Syntroleum has entered into agreements with Southwest Research Institute and the University of Kansas Center for Research, Inc. to test diesel fuels produced using the Syntroleum Process. The objectives of these tests are to determine the performance of these fuels compared to conventional diesel fuel and identify those middle distillates produced using the Syntroleum Process that are most suitable as fuels in diesel engines without the need for further refining. In addition, Syntroleum intends to confirm that these fuels would meet the most stringent United States environmental regulations and qualify as alternate fuels under the guidelines set by the Environmental Protection Agency and the Department of Energy. In addition, Syntroleum has entered into an agreement with DaimlerChrysler to test and develop synthetic diesel fuel and is also working with Argonne National Laboratories to develop a clean fuel for use in emerging fuel cell technology. These testing programs are part of the Company's efforts to develop a new family of high performance and environmentally superior synthetic fuels for use in diesel engines.

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

Syntroleum's licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including Syntroleum's competitors. If licensees fail to construct plants under the license agreements, or if Syntroleum is unable to enter into additional license arrangements, Syntroleum's business, operating results and financial condition would be adversely affected. See "--Competition."

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

          The following table shows the carrying value of the inventory of Syntroleum's real estate assets as of December 31, 1998:

                             REAL ESTATE INVENTORY


                                                                Carrying value
                                                                     as of
                                                                  December 31,
                 Asset                           Location             1998
----------------------------------------      -------------      -------------

The Reno Parking Garage                       Reno, Nevada        $ 2,742,334
The Houston Project                           Houston, Texas        2,722,448
The Corinth Tract                             Ft. Worth, Texas         33,480
The Kansas City Tract                         Olathe, Kansas          346,214
The Tulsa Hotel Interest                      Tulsa, Oklahoma         100,000
The Wyoming Shopping Center Interest          Gillette, Wyoming      (177,103)
                                                                  -----------
                                                                  $ 5,767,372
                                                                  ===========

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


                                                 Bid Price
                                                 ---------
Year Ended December 31, 1997:                  High      Low
                                              ------  ---------

         First Quarter                        $ 5.17    $  2.66 *
         Second Quarter                        13.30       5.00
         Third Quarter                         29.00      14.50
         Fourth Quarter                        36.00      23.88

Year Ended December 31, 1998:
         First Quarter                         35.50      25.50
         Second Quarter                        32.69      16.25
         Third Quarter                         25.13       6.00
         Fourth Quarter                        12.38       5.25


__________________
    * Reflects when issued trading prior to the March 3, 1997 distribution date.

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

                                          Year Ended December 31,
                                 ----------------------------------------------
                                    1998     1997      1996      1995     1994
                                 --------- -------- --------- --------- -------
                                  (in thousands, except for per share data)

Statement of Operations Data:
Real estate sales revenue........ $  2,416  $     -   $     -  $     -  $    -
Joint development revenue........    1,779    2,006       616       45      60
Other revenue....................      284        1         -        -       -
Costs and expenses:
 Cost of real estate sold........    2,387        -         -        -       -
 Real estate operating expenses..      267        -         -        -       -
 Pilot plant, engineering
  and research and development...    4,434    2,944     1,120      671       -
 Catalyst services...............        -    4,800         -        -       -
 General and administrative......   10,410    4,228     1,421      580     397
                                  --------  -------   -------  -------  ------
  Total operating expenses.......   17,498   11,972     2,541    1,251     397
                                  --------  -------   -------  -------  ------
Operating income (loss)..........  (13,019)  (9,965)   (1,925)  (1,206)   (337)
Investment, interest and other
  income (expense)...............    1,308      353       (12)      60      18
                                  --------  -------   -------  -------  ------
Net income (loss)................ $(11,711) $(9,612)  $(1,937) $(1,146) $ (319)
                                  ========  =======   =======  =======  ======
Net income (loss) per share-
  basic and diluted (1).......... $  (0.46) $ (0.40)  $ (0.08) $ (0.06) $(0.02)
                                  --------  -------   -------  -------  ------

-----------------
(1) Adjusted to reflect the exchange ratio for the Merger of 1.2899 shares of the Company's common stock for each share of Old Syntroleum's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Year Ended December 31,
                                 ----------------------------------------------
                                    1998     1997      1996      1995     1994
                                 --------- -------- --------- --------- -------
                                              (in thousands)

Balance Sheet Data:

Working capital.................. $ 37,476  $ 9,846   $   601  $  (410) $  (65)
Property and equipment net.......    3,210    1,245       521      507      89
Total assets.....................   50,400   12,091     1,552      873     188
Deferred revenue.................   11,000   11,000         -        -       -
Long-term debt...................        -        -     1,000        -       -
Stockholder's equity.............   35,962   (1,242)      266      203     102


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger Transaction

          Pursuant to the Agreement and Plan of Merger dated as of March 30, 1998 by and between Old Syntroleum and SLH, effective August 7, 1998, (1) Old Syntroleum merged with and into SLH, (2) SLH changed its name to "Syntroleum Corporation," (3) the officers of SLH were replaced by the officers of Old Syntroleum, (4) six of the eight SLH directors were replaced by Old Syntroleum directors, (5) each outstanding share of Old Syntroleum's common stock was converted into the right to receive 1.28990 shares of the Company's common stock, and (6) the Company's Articles of Incorporation were amended to increase the number of authorized shares of its common stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of the its preferred stock from 1,000,000 shares to 5,000,000 shares. The Merger and related transactions are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998.

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

          The following information should be read in conjunction with the information presented elsewhere in this Annual Report on Form 10-K (including Syntroleum's financial statements and notes thereto).

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

          Real Estate Sales Revenues. As of December 31, 1998, Syntroleum's real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada; (2) a 49.9% interest in a community shopping center in Gillette, Wyoming; (3) undeveloped land in Houston, Texas (341 acres comprising the "Houston Project"), Corinth, Texas (nine acres) and the Kansas City metropolitan area ( two acres at the intersection of I-35 and 119th Street) and (4) an equity investment in a hotel being renovated located in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to the Merger and reflects the remaining assets of a real estate development business that was conducted by SLH in association with a previously owned life insurance company that was sold in 1990. The total real estate inventory had an aggregate carrying value at December 31, 1998 of approximately $5.8 million. All of the real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project, which is being developed for commercial and residential use. The timing of real estate sales will create variances in period-to-period earnings recognition. Syntroleum does not intend to acquire additional real estate holdings for development and/or sale outside its core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

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

          General and Administrative and Catalyst Services Expense. General and administrative expenses were $4,228,000 in 1997, up $2,807,000 from 1996 when these expenses were $1,421,000. The increase in general and administrative expense resulted from higher compensation expense due to additional staff and increased travel and professional services due to increased focus on commercializing the Syntroleum Process. During 1997 Syntroleum incurred a $4,800,000 catalyst services expense in connection with a transaction whereby
(1) Criterion exercised a portion of an option and purchased 167,000 shares (on a pre-Merger basis) of Syntroleum's common stock for $2,004,000, (2) Syntroleum and Criterion modified an agreement regarding future purchases of catalyst by Syntroleum, and (3) Syntroleum and Criterion entered into an agreement pursuant to which Syntroleum issued 400,000 shares (on a pre-Merger basis) of Syntroleum's common stock (valued at $12.00 per share) to Criterion in consideration for all prior services rendered to and catalyst received by Syntroleum from Criterion and other consideration. Accordingly, this $4,800,000 was expensed.

          Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $353,000 in 1997, up $365,000 from the expense of $12,000 recorded in 1996. This increase resulted from higher interest income due to higher cash balances and lower interest expense due to the conversion of a convertible debenture into shares of Syntroleum's common stock. See "-- Liquidity and Capital Resources."

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

          With respect to external parties, Syntroleum is in the process of completing its assessment of the level of risk to Syntroleum of non-compliance by the external parties and, to the extent it deems necessary, has contacted those external parties deemed to be significant to Syntroleum's operations. Based on assertions made by these external parties, Syntroleum does not believe that a material uncertainty exists of noncompliance by an external party which would significantly affect Syntroleum's operations.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The following table sets forth certain information concerning the directors and executive officers of Syntroleum as of March 15, 1999. Unless otherwise indicated, each of the directors and executive officers of Syntroleum has served in the indicated positions since the closing of the Merger on August 7, 1998.


                                                                   Director's
           Name              Age              Position             Term Ending
------------------------- ------- ----------------------------   ---------------

Kenneth L. Agee               42  Chief Executive Officer and           2001
                                  Chairman of the Board
Mark A. Agee                  46  President, Chief Operating            2000
                                  Officer and Director
Charles A. Bayens             60  Vice President of Engineering
Carla S. Covey                26  Controller
Eric Grimshaw                 46  Vice President, General Counsel
                                  and Secretary
Paul F. Schubert              43  Vice President of Research and
                                  Development
Peter V. Snyder, Jr.          53  Vice President of Product Sales

--------------------------------------------------------------------------------

Michael P. Stewart            44  Vice President of Information
                                  Technology
Randall M. Thompson           40  Vice President and Chief
                                  Financial Officer
Larry J. Weick                50  Vice President of Licensing and
                                  Business Development
Alvin R. Albe, Jr.            45  Director                                  1999
Frank M. Bumstead             57  Director                                  2000
P. Anthony Jacobs             57  Director                                  2001
Robert Rosene, Jr.            45  Director                                  2000
James R. Seward               46  Director                                  2001
J. Edward Sheridan            64  Director                                  1999


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

          Alvin R. Albe, Jr. became a director of Old Syntroleum in December 1988. Mr. Albe is currently Executive Vice President of the TCW Group, Inc., a capital management firm. Prior to joining TCW in 1991, Mr. Albe was President of Oakmont Corporation, a privately held corporation which administers and manages assets for several families and individuals. Mr. Albe was associated with Oakmont Corporation from 1982 to 1991. Before that time, he was Manager of Accounting at McMoRan Oil and Gas Co., and a Certified Public Accountant with Arthur Andersen & Co. in New Orleans. Mr. Albe graduated from the University of New Orleans with a B.S. in Accounting.

          Frank M. Bumstead became a director of Old Syntroleum in May 1993. He has served as the President of Flood, Bumstead, McCready & McCarthy, Inc., a financial and business management firm, since 1990. Mr. Bumstead has served as Vice Chairman of the Board of Response Oncology, Inc., a health care services firm, since 1986. He has served as a director of First Union National Bank of Tennessee since 1996. Mr. Bumstead has also served as a director of American Retirement Corp. and as a director of Imprint Records, Inc. since 1995 and as a director of TBA Entertainment, Inc. since 1994.

          P. Anthony Jacobs has served as a director of the Company since December 1996. Mr. Jacobs also served as the Chairman of the Board of the Company from December 1996 through the closing date of the Merger. Prior to the Merger, he also served as a director of Old Syntroleum, a position he held since 1995. Mr. Jacobs serves as President and Chief Executive Officer of Lab Holdings, Inc., a company principally engaged in the laboratory testing business, a position he has held since September 1997. From 1990 to 1993, he served as Executive Vice President and Chief Operating Officer of Lab Holdings and from May 1993 to September 1997, he served as President and Chief Operating Officer of Lab Holdings. Mr. Jacobs serves on the board of directors for Lab Holdings as well as the board of directors for Trenwick Group, Inc. and Response Oncology, Inc. Mr. Jacobs holds an M.B.A. from the University of Kansas and also is a Chartered Financial Analyst.

          Robert Rosene, Jr. became a director of Old Syntroleum in March 1985. Mr. Rosene is President of Seminole Energy Services, L.L.C., a natural gas consulting and marketing company. From 1984 to August 1998, he was Vice President of Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm which he co-founded. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and Director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University.

          James R. Seward has served as a director of the Company since December 1996. Mr. Seward also served as the President and Chief Executive Officer of the Company from February 1997 through the closing date of the Merger. Prior to the Merger, he also served as a director of Old Syntroleum, a position he held since 1988. From 1990 to September 1997, Mr. Seward served as Chief Financial Officer and a director of Lab Holdings, and from 1990 to May 1993 also served as Senior Vice President and from May 1993 to September 1997 served as Executive Vice President of Lab Holdings. He also serves as a director of Response Oncology, Inc., LabOne, Inc. and Concorde Career Colleges. Mr. Seward holds an M.B.A. in Finance and a M.P.A. from the University of Kansas and is also a Chartered Financial Analyst.

          J. Edward Sheridan became a director of Old Syntroleum in November 1995. In 1985, Mr. Sheridan founded and since that time has served as President of Sheridan Management Corporation, a company whose purpose is to provide support services to businesses in industries with global markets for their products and services. From 1973 to 1975, he was Chief Financial Officer at Fairchild Industries and from 1975 to 1985, he was Chief Financial Officer at AMT, Inc. Mr. Sheridan is also a director of Bitwise Design, Inc. Mr. Sheridan holds an M.B.A. from Harvard University with an emphasis on Finance and International Operations and a B.A. from Dartmouth College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires Syntroleum's directors and executive officers to file with the SEC and the NASDAQ Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of such reports furnished to Syntroleum and representations that no other reports were required, Syntroleum believes that all its directors and executive officers during the fiscal year ended December 31, 1998 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act except that Alvin R. Albe, Jr. filed a late Form 4 reporting two transactions and J. Edward Sheridan filed a late Form 4 reporting one transaction.

Item 11.  Executive Compensation

          The following tables show the compensation for the chief executive officer and each of the other four most highly compensated executive officers of Syntroleum serving as such on December 31, 1998. These tables also show the compensation for the former chief executive officer of Syntroleum and the two most highly compensated former executive officers of Syntroleum that served in 1998.

                           Summary Compensation Table

                                                                                             Long-Term
                                                              Annual Compensation(1)        Compensation
                                                              -----------------------       ------------
                                                                                                                    All
                                                                                             Securities             Other
      Name and                                                                               Underlying         Compensation
 Principal Position              Year              Salary($)         Bonus($)                Options(2)            ($)(3)
                                                   ---------         -------                 ---------            -------
Kenneth L. Agee(4)               1998              225,000               ---                   32,247               1,258
Chairman of the Board and
Chief Executive Officer          1997              140,092            50,000                      ---                 ---

James R. Seward(5)(6)            1998              163,116            75,000                      953                 366
Director, former President and
Chief Executive Officer          1997               64,647           450,000                  391,934                 854

Mark A. Agee(4)                  1998              200,000               ---                   25,798               1,506
Director, President and
Chief Operating Officer          1997              128,333            50,000                      ---                 ---

Randall M. Thompson(4)           1998              170,008            50,000                   32,247                 100
Vice President and
Chief Financial Officer          1997              114,583               ---                   98,677                 ---

Larry J. Weick(4)                1998              170,000               ---                   25,798                 100
Vice President of Licensing
and Business Development         1997              123,162            50,000                   25,798                 ---

Eric Grimshaw(4)                 1998              140,005            25,000                   19,348                 100
Vice President and
General Counsel                  1997               60,000              ---                    45,146                 ---

P. Anthony Jacobs(5)(7)          1998              163,097                                        953                 980
Director and Former
Chairman of the Board            1997              111,204                                    391,934                 980


Steven K.  Fitzwater(5) (8)      1998              130,479           30,000                        0              1,302
Former Vice President, Chief
Financial officer, Chief
Accounting Officer, Secretary
and Treasurer                    1997               50,129             ---                   243,000              1,302

(1) The named executive officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits which are not shown because the aggregate amount of such compensation, if any, for the named executive officers during the fiscal year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(2) The options reflect adjustments made for the 1997 and 1998 stock splits and the merger with SLH Corporation in 1998.

(3) Reflects auto allowances.

(4) Information with respect to Messrs. Kenneth L. Agee, Mark A. Agee, Thompson, Weick and Grimshaw includes compensation received while such persons were employees of Old Syntroleum prior to the Merger.

(5) From March 3, 1997 (the date that the Company's common stock first became publicly traded pursuant to a transaction commonly referred to as a "spin-off" by Lab Holdings) until June 1, 1997, the base salaries of James
    R. Seward, P. Anthony Jacobs and Steven K. Fitzwater were paid by Lab Holdings pursuant to the Interim Services Agreement between Syntroleum and Lab Holdings. On June 1, 1997, the arrangement was terminated, and Syntroleum began paying base salary compensation to Messrs. Seward and Jacobs at the rate of $75,000 per annum and to Mr. Fitzwater at the rate of $60,000 per annum as contemplated by employment agreements between Syntroleum and each such executive. The table reflects amounts paid to Messrs. Seward, Jacobs and Fitzwater by Lab Holdings during 1997 less the share of such compensation that is properly allocable to Lab Holdings plus all amounts paid to such executives by Syntroleum.

(6) Mr. Seward served as the President and Chief Executive Officer of the Company from December 1996 through the closing of the Merger in August 1998.

(7) Mr. P. Anthony Jacobs served as the Chairman of the Board of the Company from December 1996 through the closing of the Merger in August 1998.

(8) Mr. Steven K. Fitzwater served as the Vice President, Chief Financial Officer, Chief Accounting Officer, Secretary and Treasurer of the Company from December 1996 through the closing of the Merger in August 1998.

          The following table provides information concerning grants of stock options made to the named executive officers during 1998.

                     Option/SAR Grants in Last Fiscal Year


                                             Individual
                                                Grants                                          Potential Realizable
                  -------------------------------------------------------------------------       Value at Assumed
                              %  of Total                                                          Annual Rates of
                   Number of    Options                                                               Stock Price
                   Securities Granted to          Exercise                                           Appreciation
                   Underlying Employees           or Base                                           Option Term (2)
                     Options      in               Price           Expiration                      -----------------
      Name          Granted   Fiscal Year       ($/Share)(1)           Date                     5%($)               10%($)
      ----          -------   ----------        ------------           ----                    -----                ------
Kenneth L. Agee      32,247      6.82              20.28             2/09/08                 314,628              888,360

James R. Seward         953       .20              18.87             1/02/08                  11,309               28,660

Mark A. Agee         25,798      5.46              18.44             2/09/08                 299,174              758,167

Eric Grimshaw        19,348      4.09              18.44             2/09/08                 224,375              568,610

Randall M. Thompson  32,247      6.82              18.44             2/09/08                 373,962              947,694

Larry J. Weick       25,798      5.46              18.44             2/09/08                 299,174              758,167

P. Anthony Jacobs       953       .20              18.87             1/02/08                  11,309               28,660

Steven W. Fitzwater      --       --                  --                  --                      --                   --

---------------

(1) The exercise price of the options granted is equal to the market value of the common stock on the date of grant, except in the case of Kenneth L. Agee where the exercise price of the options granted to Mr. Agee is equal to 110% of the market value of the common stock on the date of the grant.

(2) Potential realizable value of each grant assumes that the market prices of the underlying security appreciates at annualized rates of 5% and 10% over the term of the award. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected on this table will be achieved.

          The following table provides information concerning each stock option exercised during 1998 by each of the named executive officers and the value of unexercised options held by such officers at the end of 1998.

                Aggregated Option Exercises in Last Fiscal Year
                            and FY-end Option Values

                                                                                                               Value of
                                                                                 Number of Securities        Unexercised
                                                                                Underlying Unexercised       In-the-Money
                                                                                      Options at              Options at
                                                                                   Fiscal Year-End      Fiscal Year-End ($)(2)
                                                                                ----------------------  ----------------------
                         Shares      Value
                       Acquired on   Realized
Name                   Exercise (#)    ($)(1)       Exercisable  Unexercisable       Exercisable            Unexercisable
---------------------  -----------   -----------    -----------  -------------  ----------------------  ----------------------
Kenneth L. Agee                 --          --               --         32,247              --                      --

James R. Seward(3)          97,500   2,857,559           27,732        195,953         149,576                 584,278

Mark A. Agee                    --          --               --         25,798              --                      --

Eric Grimshaw                   --          --           23,648         40,846              --                      --

Randall M. Thompson             --          --           25,798         77,393          11,299                  19,773

Larry J. Weick                  --          --           25,798         25,798          11,299                      --

P. Anthony Jacobs           97,500   2,857,559           27,732        195,953         149,576                 584,278

Steven K. Fitzwater         60,750   1,780,479               --        121,500              --                 364,050

---------------

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of the common stock on the date of exercise, multiplied by the number of shares underlying the options.

(2) Based on the closing price of the common stock of $6.188 on December 31, 1998, the last trading day of 1998.

Compensation Committee Interlocks and Insider Participation

          Prior to the Merger, the compensation committee consisted of Lan C. Bentsen, Michael E. Herman and David W. Kemper, all of whom were non-employee directors of Syntroleum. Upon consummation of the Merger, the compensation committee consisted of Messrs. Albe, Jacobs, Rosene and Seward, all of whom are non-employee directors of Syntroleum.

          James R. Seward, prior to serving on the compensation committee, was the President and Chief Executive Officer of the Company. P. Anthony Jacobs, prior to serving on the compensation committee, was the Chairman of the Board and a director of the Company. Mr. Jacobs is also the President, Chief Executive Officer and a director of Lab Holdings. In addition, Lan C. Bentsen, who was a member of the compensation committee prior to the Merger, is a director of Lab Holdings. Steven K. Fitzwater, who prior to the Merger was a director of the Company and the Company's Vice President, Chief Accounting and Financial Officer, Treasurer and Secretary, is also a director, Vice President, Chief Accounting and Financial Officer and Secretary of Lab Holdings. W. T. Grant II, who prior to the Merger was a director of the Company, is also the Chairman of the Board, President and Chief Executive Officer of LabOne, Inc., a principal business unit of Lab Holdings.

          As a result of the Merger, James R. Seward received 154,788 shares of common stock and options to purchase 28,685 shares of common stock in exchange for his shares of Old Syntroleum common stock and options and P. Anthony Jacobs received 121,573 shares of common stock and options to purchase 28,685 shares of common stock in exchange for his shares of Old Syntroleum common stock and options. As a result of the Merger, each of

Messrs. Seward, Jacobs and Fitzwater terminated their employment with Syntroleum and were each paid an amount equal to their base compensation under their respective employment agreements through March 3, 2000. The base compensation payable under the employment agreements for each of Messrs. Seward, Jacobs and Fitzwater in 1998 was $75,000, $75,000 and $60,000, respectively. In addition, options held by Messrs. Seward (195,000 shares), Jacobs (195,000 shares), Fitzwater (121,500 shares) and Kemper (48,600 shares) were adjusted so that the Merger did not cause the options to be immediately exercisable and the options will generally be exercisable until the earlier of one year after death of the optionee or August 7, 2003, except that options held by each of Messrs. Seward and Jacobs will remain exercisable until the earlier of August 7, 2003 or 90 days after he ceases to be a director of Syntroleum, provided that in no event will such options be exercisable after March 3, 2007.

Executive Employment Agreements

          Syntroleum has entered into employment agreements with each of its executive officers. The annual base salaries for Messrs. Kenneth L. Agee, Mark
A. Agee, Randall M. Thompson, Larry J. Weick and Eric Grimshaw are currently approximately $225,000, $200,000, $170,000, $170,000 and $140,000, respectively.
Each employment agreement also entitles the employee to participate in employee benefit plans that Syntroleum may from time to time offer to its employees.

          Each agreement provides for an initial term of 12 months and is automatically renewed for successive terms of 12 months unless sooner terminated. Under each agreement, employment may be terminated as follows:

     .    by Syntroleum upon the employee's death, disability or retirement;
     . by Syntroleum upon the dissolution and liquidation of Syntroleum (unless the business of Syntroleum is thereafter continued);
     .    by Syntroleum for just cause;
     .    by the mutual agreement of the employee and Syntroleum; and
     .    by either Syntroleum or the employee upon 60 days' written notice.

If employment is terminated by Syntroleum for any reason other than as noted in the first three items above, the employee is entitled to receive his monthly salary for a period of one or two years, as applicable, following the date of termination. In addition, if there is a change in control of Syntroleum and:

     . Syntroleum terminates the employee's employment for any reason other than the employee's death, disability, retirement or just cause during the one-year period immediately following the change of control;
     .    the employee terminates his employment for good reason; or
     . during the 60-day period immediately following the lapse of one year after any change of control, Syntroleum or the employee terminates the employee's employment for any reason;

then, in lieu of any further payments for periods subsequent to the date of termination, Syntroleum or its successor will pay the employee an amount equal to one or two times, as applicable, such employee's full base salary in effect on the date of termination payable in equal monthly installments for a period of 12 or 24 months, as applicable.

          Pursuant to each agreement, the employee is prohibited from disclosing to third parties, directly or indirectly, trade secrets of Syntroleum, either during or after the employee's employment with Syntroleum, other than as required in the performance of the employee's duties. The agreement also provides that the employee will not have or claim any right, title or interest in any trademark, service mark or trade name owned or used by Syntroleum. The employee also agrees to irrevocably assign to Syntroleum all of the employee's right, title and interest in and to any and all inventions and works of authorship made, generated or conceived by the employee during his or her period of employment with Syntroleum and which related to Syntroleum's business or which were not developed on the employee's own time. Each employee further agrees that during the period of employment with Syntroleum and for a period of two years following the termination of employment, the employee will not engage in certain activities related to Syntroleum's business, including a covenant not to compete.

Executive Employment Agreements with Former Executive Officers

          Each of James R. Seward, P. Anthony Jacobs and Steven K. Fitzwater was a party to an employment agreement with Syntroleum prior to the Merger. Each of these employment agreements provided for an employment period which commenced on June 1, 1997 and was to end on March 3, 2000. The base compensation payable under the employment agreements for each of James R. Seward, P. Anthony Jacobs and Steven K. Fitzwater in 1998 was $75,000, $75,000 and $60,000, respectively. The employment agreements provided that the employee's full time was not required and that the employee was entitled to pursue other employment or business opportunities simultaneously with his duties to Syntroleum. As of the effective time of the Merger, each of Messrs. Seward, Jacobs and Fitzwater tendered their resignation as employees of Syntroleum, which was deemed to effect a termination of the employment agreements not for cause, so that each is entitled to receive payments of their base compensation for the remainder of the term of each of the contracts, all of which expire on March 3, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number of shares of Syntroleum's common stock beneficially owned as of March 31, 1999, by (1) each director and nominee for director, (2) each of the executive officers named in the Summary Compensation Table under "Item 11. Executive Compensation," (3) all directors and executive officers as a group and (4) all persons known by Syntroleum to be the beneficial owners of at least 5% of the outstanding common stock.

                                                   Percentage
                                                         Class
Name (1)(2)                               Shares   --------------
----------

Kenneth L. Agee(3)..................... 4,925,188           18.3%

Mark A. Agee(4)........................ 1,451,754            5.4%

Steven K. Fitzwater....................   143,495              *

Eric Grimshaw..........................    40,847              *

Randall M. Thompson....................   116,328              *

Larry Weick(5).........................   302,278            1.1%

Alvin R. Albe, Jr......................   118,237              *

Frank M. Bumstead......................    75,365              *

P. Anthony Jacobs(6)...................   427,316            1.6%

Robert Rosene, Jr.(7)..................   175,418              *

James R. Seward(8).....................   432,202            1.6%

J. Edward Sheridan.....................    29,863              *

All directors and executive officers
as a group (16 persons)................ 8,406,300           30.6%

Robert A. Day(9)                        3,239,261           12.0%

William D. Grant(10)................... 1,615,807            6.0%

---------------

*  Represents ownership of less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Syntroleum Corporation, 1350 South Boulder, Suite 1100, Tulsa, Oklahoma 74119-3295.

 (2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Proxy Statement are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following shares of common stock subject to stock options are included in the table: Kenneth L. Agee -10,749; Mark
     A. Agee - 8,600; Steven K. Fitzwater - 60,750; Eric Grimshaw -40,847; Randall M. Thompson - 55,896; Larry Weick - 34,398; Alvin R. Albe, Jr. - 28,685; Frank J. Bumstead - 28,685; P. Anthony Jacobs - 126,185; Robert Rosene, Jr. - 28,685; James R. Seward - 126,185; J. Edward Sheridan-28,685; and all directors and executive officers as a group - 569,198.

 (3) Includes 58,044 shares of common stock owned by Mr. Kenneth L. Agee's children and excludes 16,500 shares of common stock owned by the Kenneth L. Agree and Cindy A. Agree Charitable Remainder Unitrust of which Kenneth L. Agee, his spouse, his children and a religious organization are beneficiaries, as to which Mr. Kenneth L. Agee disclaims beneficial ownership.

 (4) Includes 58,144 shares of common stock owned by Mr. Mark A. Agee's children, as to which Mr. Mark A. Agee disclaims beneficial ownership.

 (5) Includes 4,200 shares of common stock held by Mr. Weick as custodian for his daughter, as to which he disclaims beneficial ownership.

 (6) Includes 1,500 shares of common stock held by Mr. Jacobs' wife, as to which he disclaims beneficial ownership.

 (7) Includes 4,641 shares of common stock owned by trusts the beneficiaries of which are Mr. Rosene's children, as to which Mr. Rosene disclaims beneficial ownership.

 (8) Includes 2,250 shares of common stock held in a family trust for which Mr. Seward serves as a co-trustee with his mother (and in that capacity shares voting and investment powers).

 (9) Based on the Schedule 13D filed by Mr. Robert A. Day on August 17, 1998. The business address of Mr. Day is Trust Company of the West, 865 South Figueroa, Suite 1800, Los Angeles, California 90017.

(10) Based on the Amendment No. 1 to Schedule 13G filed by Mr. William D. Grant on February 11, 1999. The business address of Mr. Grant is One Ward Parkway, Suite 130, Kansas City, Missouri 64112.

Item 13.  Certain Relationships and Related Party Transactions

          On August 6, 1998, the stockholders of Syntroleum and Old Syntroleum approved and adopted the Agreement and Plan of Merger dated as of March 30, 1998 by and between Syntroleum and Old Syntroleum (the "Merger Agreement") and the transactions contemplated by the Merger Agreement. Pursuant to the Merger Agreement, on August 7, 1998 (1) Old Syntroleum merged with and into Syntroleum, with Syntroleum being the surviving corporation, (2) Syntroleum changed its name to "Syntroleum Corporation," (3) the officers of Syntroleum were replaced by the officers of Old Syntroleum, (4) six of the eight directors of Syntroleum were replaced by Old Syntroleum directors, (5) each outstanding share of common stock of Old Syntroleum was converted into the right to receive 1.28990 shares of Syntroleum common stock, and (6) Syntroleum's Articles of Incorporation were amended to increase the number of authorized shares of Syntroleum's common stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of Syntroleum's preferred stock from 1,000,000 shares to 5,000,000 shares. The transactions relating to the Merger are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998. The Joint Proxy

Statement/Prospectus constitutes a part of Syntroleum's Registration Statement on Form S-4 (Registration No. 333-50253).

          As a result of the Merger, an aggregate of approximately 16,825,000 shares (which represent approximately 62.5% of the total of 26,900,052 shares of common stock outstanding following the Merger) were issued to the former stockholders of Old Syntroleum. Management of Syntroleum currently beneficially owns an aggregate of 8,406,300 shares of common stock (which represents approximately 30.6% of the outstanding shares of common stock). Of this amount, 4,925,188 shares (18.3%) of common stock are beneficially owned by Kenneth L. Agee (Chief Executive Officer and Chairman of the Board of Syntroleum), 1,451,754 shares (5.4%) of common stock are beneficially owned by Mark A. Agee (President and Chief Operating Officer of Syntroleum), and an aggregate of 2,029,358 shares (6.9%) of common stock are beneficially owned by other members of Syntroleum's management. In addition, 3,239,261 shares (12.0%) of common stock are beneficially owned by Robert A. Day and 1,615,807 shares (6.0%) of common stock are beneficially owned by William D. Grant, both of whom are long-time stockholders of Old Syntroleum.

          In connection with the Merger, the directors and officers of Syntroleum received the following in exchange for their shares of Old Syntroleum common stock and options to purchase such shares. In addition, the terms of stock options held by Messrs. Seward, Jacobs and Fitzwater were adjusted and each of them became entitled to severance payments in connection with the merger. See "Compensation Committee Interlocks and Insider Participation."

                                                                      Options to
                                                                    Purchase Shares
                                            Shares of Syntroleum     of Syntroleum
           Name                                 Common Stock         Common Stock
          ----                                  -------------       ---------------
Kenneth L. Agee(1)...........................    5,013,839                   32,247
Mark A. Agee(2)..............................    1,442,106                   25,798
Charles A. Bayens............................           --                   64,494
Carla S. Covey...............................           --                   12,899
Eric Grimshaw................................           --                   64,494
Paul Schubert................................           --                       --
Peter V. Snyder, Jr..........................      257,980                       --
Michael Stewart..............................           --                   51,596
Randall M. Thompson..........................       27,732                  103,191
Larry Weick..................................      257,980                   51,596
Alvin R. Albe, Jr............................       70,944                   28,685
Frank M. Bumstead............................       45,290                   28,685
P. Anthony Jacobs............................      121,573                   28,685
Robert Rosene, Jr.(3)........................      145,433                   28,685
James R. Seward..............................      154,788                   28,685
J. Edward Sheridan...........................           --                   28,685
--------------

(1) Includes 58,044 shares of common stock received by Kenneth L. Agee's children, as to which Mr. Agee disclaims beneficial ownership.

(2) Includes 58,044 shares of common stock received by Mark A. Agee's children, as to which Mr. Agee disclaims beneficial ownership.

(3) Includes 4,641 shares of common stock received by trusts, the beneficiaries of which are Mr. Rosene's children and as to which Mr. Rosene disclaims beneficial ownership.

          In connection with the Merger, the Rights Agreement by and between Syntroleum and American Stock Transfer & Trust Company dated as of January 31, 1997, was amended so that neither Kenneth L. Agee, nor Mark A. Agee, nor members of their immediate families, nor any of their affiliates or associates, individually or collectively, would be deemed to be "Acquiring Persons" as that term is defined in the Rights Agreement.

          Pursuant to the Merger Agreement, Kenneth L. Agee, Mark A. Agee, Alvin
R. Albe, Jr., Frank M. Bumstead, Robert Rosene, Jr. and J. Edward Sheridan were appointed as six of the eight directors of Syntroleum (James R. Seward, Syntroleum's former President and former Chief Executive Officer, and P. Anthony Jacobs, Syntroleum's former Chairman of the Board, who were directors of both companies prior to the Merger, have remained as directors of Syntroleum). In addition, the officers of Old Syntroleum replaced the officers of Syntroleum. As a result of the foregoing, management of Syntroleum or the former stockholders of Old Syntroleum (to the extent they act together) could be deemed to effectively control Syntroleum.

          In February 1994, Mr. Mark A. Agee, President and Chief Operating Officer of Syntroleum, purchased 750,000 shares of Old Syntroleum common stock for a purchase price of $0.50 per share, which was paid by delivery of a promissory note in the amount of the aggregate purchase price. In June 1995, Messrs. Mark A. Agree, Larry J. Weick, Vice President of Licensing and Business Development of Syntroleum and Peter V. Snyder, Jr., Vice President of Product Sales of Syntroleum, purchased 250,000, 200,000, and 200,000 shares of Old Syntroleum common stock, respectively, for a purchase price of $0.50 per share, in each case paid by delivery of promissory notes in the amount of each of the respective aggregate purchase prices. In September 1997, Old Syntroleum loaned Messrs. Agee, Weick and Snyder $594,856, $117,174 and $117,174, respectively, the proceeds of which were used to repay their respective previously outstanding notes. The currently outstanding notes bear interest at the rate of 6.1% per year and mature in May 2004. The largest aggregate amount outstanding at any time during 1998 pursuant to each of such notes was $637,559, $125,586 and $125,586 by Messrs. Agee, Weick and Snyder, respectively. As of April 9, 1999, each of Messrs. Agee, Weick and Snyder owed pursuant to such promissory notes approximately $650,392, $128,114 and $128,114, respectively. To secure their respective notes, Messrs. Agee, Weick and Snyder have each pledged to Syntroleum shares of Syntroleum common stock with a market value equal to two times the indebtedness under their respective notes.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1)  Financial Statements

 Consolidated Financial Statements for the Three Years Ended December 31, 1998:

Report of Independent Public Accountants.....................................................  F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997.................................  F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 1998............  F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1998..  F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998............  F-5
Notes to Consolidated Financial Statements...................................................  F-6

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

          +10.30 Employment Agreement between Syntroleum and Paul F. Schubert dated May 15, 1999.

          +10.31 Employment Agreement between Syntroleum and Carla S. Covey dated March 22, 1999.

          +10.32 Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999.

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

          +23    Consent of Independent public accountants.

          +27    Financial Data Schedule and Restated Financial Data Schedules.

____________________

*  Incorporated by reference as indicated.
+  Previously filed.

          (b) Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SYNTROLEUM CORPORATION


Dated: April 28, 1999               By:    /s/ Mark A. Agee
                                           ----------------------
                                           Mark A. Agee
                                           President and Chief Operating Officer

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



                                            ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
 January 15, 1999

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                         December 31,
                                                                            -------------------------------------
                                                                                 1998                  1997
                                                                            ---------------        --------------
                                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...........................................   $        34,981        $       10,158
     Short-term investments..............................................             3,135                     -
     Accounts and notes receivable.......................................               860                   448
     Other current assets................................................               498                    16
                                                                            ---------------        --------------
          Total current assets...........................................            39,474                10,622

REAL ESTATE HELD FOR SALE................................................             3,122                     -
REAL ESTATE UNDER DEVELOPMENT............................................             2,722                     -
INVESTMENTS..............................................................             1,180                     -
PROPERTY AND EQUIPMENT, net..............................................             3,210                 1,245
OTHER ASSETS, net........................................................               692                   224
                                                                            ---------------        --------------
                                                                            $        50,400        $       12,091
                                                                            ===============        ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable....................................................   $         1,365        $          677
     Accrued liabilities.................................................               633                    99
                                                                            ---------------        --------------
          Total current liabilities......................................             1,998                   776
                                                                            ---------------        --------------

OTHER NONCURRENT LIABILITIES.............................................               103                    60
MINORITY INTERESTS.......................................................             1,337                 1,497
DEFERRED REVENUE.........................................................            11,000                11,000
                                                                            ---------------        --------------
          Total liabilities..............................................            14,438                13,333
                                                                            ---------------        --------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
         no shares issued................................................                 -                     -
     Common stock, $0.01 par value, 150,000,000 shares authorized,
         34,574,957 and 24,502,231 shares issued in 1998 and 1997,
         respectively, including shares in treasury......................               346                   245
     Additional paid-in capital..........................................            62,908                14,028
     Notes receivable from sale of common stock..........................              (699)                 (699)
     Retained earnings...................................................           (26,516)              (14,805)
                                                                            ---------------        --------------
                                                                                     36,039                (1,231)
 Less-treasury stock, 7,674,905 and 1,934 shares in
        1998 and 1997, respectively......................................               (77)                  (11)
                                                                            ---------------        --------------

          Total stockholders' equity.....................................            35,962                (1,242)
                                                                            ---------------        --------------
                                                                            $        50,400        $       12,091
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