Form 10-Q
period 1999-03-31
SYNTROLEUM CORP
filed 1999-05-13
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK  ONE)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
  EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999.
          OR
[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  ______  TO  ______

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


                                 NOT APPLICABLE

    (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.
                                                     --


  At May 13, 1999, the number of outstanding shares of the issuer's common stock was 26,900,052.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                                         PAGE
                                                                         ----
                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.
Unaudited Consolidated Balance Sheets as of  March 31, 1999 and
  December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Unaudited Consolidated Statements of Operations for the three month
  periods ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . .   2

Unaudited Consolidated Statements of Stockholders' Equity for the three
  month period ended March 31, 1999 . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Cash Flows for the three month
  periods ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . .   4

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . .   7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . .  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .  13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  13

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .  14

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate such plants, the timing of commencement and completion of the design and construction of such plants, obtaining required financing for such plants, the economic construction and operation of GTL plants, including the value, markets and prices for and other characteristics of products produced by such plants, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of Syntroleum's real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plans," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Syntroleum believes that the expectations reflected in these forward-
looking   statements   are   reasonable,  such   statements   involve risks and
uncertainties and actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the potential that the cost of designing and constructing commercial-scale GTL plants will exceed current estimates, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis or that such plants will experience technological and mechanical problems, the potential that improvements to the Syntroleum Process currently under development may not be successful, the impact on plant economics of operating conditions (including energy prices), competition, intellectual property risks, Syntroleum's ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 1998.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                           MARCH 31,    DECEMBER 31,
                                                             1999           1998
                                                          -----------  --------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $   36,186   $      34,981
  Short-term investments . . . . . . . . . . . . . . . .       3,152           3,135
  Accounts and notes receivable. . . . . . . . . . . . .       1,126             860
  Other current assets . . . . . . . . . . . . . . . . .         464             498
                                                          -----------  --------------
     Total current assets. . . . . . . . . . . . . . . .      40,928          39,474

REAL ESTATE HELD FOR SALE. . . . . . . . . . . . . . . .       3,122           3,122
REAL ESTATE UNDER DEVELOPMENT. . . . . . . . . . . . . .       3,994           2,722
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . .       1,200           1,180
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . .       3,408           3,210
OTHER ASSETS, net. . . . . . . . . . . . . . . . . . . .         664             692
                                                          -----------  --------------

                                                          $   53,316   $      50,400
                                                          ===========  ==============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $    1,111   $       1,365
  Accrued liabilities. . . . . . . . . . . . . . . . . .         638             633
     Total current liabilities . . . . . . . . . . . . .       1,749           1,998
                                                          -----------  --------------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . .          80             103
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . .       1,331           1,337
DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . .      11,000          11,000
     Total liabilities . . . . . . . . . . . . . . . . .      14,160          14,438
                                                          -----------  --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued. . . . . . . . . . . .           -               -
  Common stock, $0.01 par value, 150,000,000 shares
     authorized, 34,574,957 shares issued in 1999 and
     1998, respectively, including shares in treasury. .         346             346
  Additional paid-in capital . . . . . . . . . . . . . .      68,905          62,908
  Notes receivable from sale of common stock . . . . . .        (699)           (699)
  Retained earnings. . . . . . . . . . . . . . . . . . .     (29,319)        (26,516)
                                                          -----------  --------------
                                                              39,233          36,039
  Less-treasury stock, 7,674,905 shares in 1999 and 1998         (77)            (77)
                                                          -----------  --------------

     Total stockholders' equity. . . . . . . . . . . . .      39,156          35,962
                                                          -----------  --------------
                                                          $   53,316   $      50,400
                                                          ===========  ==============

     The accompanying notes are an integral part of these consolidated balance sheets.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                             FOR THE THREE MONTHS
                                                               ENDED  MARCH  31,
                                                          --------------------------
                                                              1999          1998
                                                          ------------  ------------
REVENUES:
  Joint development revenue. . . . . . . . . . . . . . .  $       603   $       385
  Other. . . . . . . . . . . . . . . . . . . . . . . . .          163             -
                                                          ------------  ------------

     Total revenues. . . . . . . . . . . . . . . . . . .          766           385
                                                          ------------  ------------

COST AND EXPENSES:
  Real estate operating expense. . . . . . . . . . . . .          156             -
  Pilot plant, engineering and research and development.          988         1,066
  General and administrative . . . . . . . . . . . . . .        2,818         2,367
                                                          ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . . .       (3,196)       (3,048)

INVESTMENT AND INTEREST INCOME . . . . . . . . . . . . .          386           101
OTHER INCOME . . . . . . . . . . . . . . . . . . . . . .            1             -
                                                          ------------  ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS. . . . . . . . .       (2,809)       (2,947)

MINORITY INTERESTS . . . . . . . . . . . . . . . . . . .            6            19
                                                          ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . .  $    (2,803)  $    (2,928)
                                                          ============  ============

NET INCOME (LOSS) PER SHARE -
  Basic and diluted. . . . . . . . . . . . . . . . . . .  $     ( .10)  $     ( .12)
                                                          ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . . . . . . . .   26,900,052    24,500,236
                                                          ============  ============

    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                    COMMON STOCK                         NOTES
                                    ------------         ADDITIONAL    RECEIVABLE                                   TOTAL
                                NUMBER                    PAID-IN     FROM SALE OF    ACCUMULATED    TREASURY    STOCKHOLDERS'
                              OF SHARES      AMOUNT       CAPITAL     COMMON STOCK      DEFICIT       STOCK         EQUITY
                             ------------  -----------  -----------  --------------  -------------  ----------  ---------------
BALANCE, December 31, 1998.        34,575  $       346  $    62,908  $        (699)  $    (26,516)  $     (77)  $       35,962

  SETTLEMENT OF MERGER
     CONTINGENCY. . . . . .             -            -        5,997              -              -           -            5,997
  NET INCOME (LOSS) . . . .             -            -            -              -         (2,803)          -           (2,803)
BALANCE, March 31, 1999 . .        34,575  $       346  $    68,905  $        (699)  $    (29,319)  $     (77)  $       39,156
                             ============  ===========  ===========  ==============  =============  ==========  ===============


    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    FOR THE THREE MONTHS
                                                      ENDED  MARCH  31,
                                                      -----------------
                                                       1999      1998
                                                     --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) . . . . . . . . . . . . . . . .  $(2,803)  $(2,928)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
     Minority interest in loss of subsidiary. . . .       (6)      (19)
     Depreciation and amortization. . . . . . . . .      118        55
     Equity in earnings of affiliates . . . . . . .      (20)        -
     Changes in real estate held for sale and
        under development . . . . . . . . . . . . .   (1,272)        -
     Changes in assets and liabilities--
         Accounts receivable. . . . . . . . . . . .     (266)      246
         Prepaids and other . . . . . . . . . . . .       33       (42)
         Other assets . . . . . . . . . . . . . . .       26       (69)
         Accounts payable . . . . . . . . . . . . .     (254)     (200)
         Accrued liabilities and other. . . . . . .      (63)       73
                                                     --------  --------

           Net cash provided by (used in)
             operating activities . . . . . . . . .   (4,507)   (2,884)
                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment. . . . . . . .     (253)     (408)
  Maturity of SLH investments held to maturity. . .      (17)        -
                                                     --------  --------

           Net cash provided by (used in)
              investing activities. . . . . . . . .     (270)     (408)
                                                     --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of merger contingency. . . . . . . . .    5,997         -
  Payments under capital lease. . . . . . . . . . .      (15)       (4)
  Minority interest in investment in subsidiary . .        -     1,000
                                                     --------  --------

           Net cash provided by (used in)
              financing activities. . . . . . . . .    5,982       996
                                                     --------  --------

NET INCREASE IN CASH. . . . . . . . . . . . . . . .    1,205    (2,296)
CASH AND CASH EQUIVALENTS,
  beginning of period . . . . . . . . . . . . . . .   34,981    10,158
                                                     --------  --------

CASH AND CASH EQUIVALENTS, end of period. . . . . .  $36,186   $ 7,862
                                                     ========  ========

    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.     BASIS  OF  REPORTING

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

     The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC under the Securities Exchange Act of 1934, as amended, on March 31, 1999.

     On August 7, 1998 Syntroleum Corporation, an Oklahoma corporation ("Old Syntroleum"), merged (the "Merger") with SLH. In the Merger, each outstanding share of Old Syntroleum common stock was converted into 1.2899 shares of SLH common stock. Accordingly, 24,500,236 shares of common stock of SLH were issued, net of fractional shares, which were paid in cash, for 18,993,950 shares of common stock of Old Syntroleum. After the Merger, SLH's name was changed to Syntroleum, and SLH management and six of the eight SLH directors were replaced with Syntroleum management and directors.

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

     Syntroleum received $6.0 million in satisfaction of a judgment in its favor. The litigation, originally brought by Business Men's Assurance Company
(BMA) in 1986, alleged negligence and breach of contract arising out of the design and construction of the BMA office tower in Kansas City, as a result of marble panels detaching and falling from the building. The Missouri Supreme Court ruled in favor of BMA on February 9, 1999. Rights to the litigation were owned by SLH and were acquired by Syntroleum when it merged with SLH. The settlement was recorded as additional paid-in capital during the first quarter of 1999. The purchase allocations related to the Merger were completed on March 31, 1999.

     The results of operations of SLH have been included in the results of Syntroleum since completion of the Merger on August 7, 1998. Unaudited pro forma results of operations for the three months ended March 31, 1999 and 1998, as though the Merger had occurred at January 1, 1998, are presented below. The proforma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or in future operating results of the combined operations:



                                  FOR THE THREE MONTHS
                                    ENDED  MARCH  31,
                                   -----------------


                                     1999     1998
                                   --------  -------
Revenues. . . . . . . . . . . . .  $   766   $3,623
Net income (loss) . . . . . . . .   (2,803)    (397)
Basic and diluted earnings (loss)
   per share. . . . . . . . . . .  $  (.10)  $ (.02)



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

2.     EARNINGS  PER  SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 2,676,667 shares of common stock at an average exercise price of $7.30 were not included in the computation of diluted earnings per share as inclusion of such options would be anti-dilutive. All share and per share amounts presented in the financial statements reflect the adjustment for the Merger exchange ratio of 1.2899.

3.  FOOTNOTES  INCORPORATED  BY  REFERENCE

          Certain footnotes are applicable to the financial statements, but would be substantially unchanged from those presented in the Company's December 31, 1998 financial statements included in the Company's Annual Report on Form
10-K for the year ended December 31, 1998 as filed with the SEC, and are incorporated herein by reference.


NOTE  DESCRIPTION
----  -------------------------------------------

  1.  Summary of Significant Accounting Policies
  2.  Investments
  3.  Property and Equipment
  4.  Notes Receivable from Sale of Common Stock
  5.  Accrued Liabilities
  6.  Income Taxes
  7.  Supplemental Cash Flow Information
  9.  Commitments
 10.  Stock Options
 11.  Cash Equivalents and Short-Term Investments
 12.  Stock Options
 13.  Significant Customers
 14.  Stockholder Rights Plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MERGER  TRANSACTION

Pursuant to the Agreement and Plan of Merger dated as of March 30, 1998 by and between Syntroleum Corporation, an Oklahoma corporation ("Old Syntroleum"), and SLH Corporation, a Kansas corporation ("SLH"), effective August 7, 1998, (1) Old Syntroleum merged (the "Merger") with and into SLH, with SLH being the surviving corporation (the surviving corporation in the Merger, together with its subsidiaries and predecessors, is referred to herein as "Syntroleum" or the "Company"), (2) SLH changed its name to "Syntroleum Corporation," (3) the officers of SLH were replaced by the officers of Old Syntroleum, (4) six of the eight SLH directors were replaced by Old Syntroleum directors, (5) each outstanding share of Old Syntroleum's common stock was converted into the right to receive 1.28990 shares of the Company's common stock, and (6) the Company's Articles of Incorporation were amended to increase the number of authorized shares of its common stock from 30,000,000 shares to 150,000,000 shares and the number of authorized shares of its preferred stock from 1,000,000 shares to 5,000,000 shares. The Merger and related transactions are more fully described in the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998.

     The Merger was accounted for as a reverse acquisition using the purchase method of accounting. Although SLH is the surviving corporation in the merger for legal purposes, Old Syntroleum is the acquirer for accounting purposes. For purposes of preparing its consolidated financial statements, the Company established a new accounting basis for SLH's assets and liabilities using the fair values thereof, based upon the consideration paid in the Merger and Old Syntroleum's costs of the Merger. For financial reporting purposes, the results of operations of SLH have been included in the Company's consolidated statement of operations following the effective date of the Merger. The discussion under "-Results of Operations" below includes a comparison of the Company's results of operations for the three months ended March 31, 1999 to Old Syntroleum's results of operations for the three months ended March 31, 1998.

     The following information should be read in conjunction with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in Syntroleum's Annual Report on Form 10-K for the year ended December 31, 1998 (including Syntroleum's financial statements and notes thereto).

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

     Syntroleum's strategy for commercializing the Syntroleum Process involves the following key elements: (1) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels; (2) establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products; (3) making available mobile GTL plants to customers on a contract basis through efforts with industry partners and others; and (4) continuing to reduce costs and develop process improvements through research and development activities and acquisitions. To date, Syntroleum has entered into master license agreements with Texaco, Inc. ("Texaco"), Atlantic Richfield Company ("ARCO"), and Marathon Oil Company ("Marathon"), and has entered into volume license agreements with YPF International, Ltd., an affiliate of Argentina-based Yacimientos
Petroliferos Fiscales, S.A. ("YPF"), Enron Capital & Trade Resources Corp. ("Enron"), and Kerr-McGee Corporation ("Kerr-McGee"). Syntroleum received an aggregate of $11 million and rights to certain technologies in connection with these license agreements. Syntroleum is currently in discussions with several other oil and gas companies and others with respect to joint ventures to develop specialty product GTL plants. Syntroleum has formed a joint venture with Enron with respect to the development of a specialty products plant, although the schedule for construction of this proposed plant has not yet been finally determined. Syntroleum has entered into joint development arrangements with Texaco, ARCO, Marathon, Bateman Engineering, Inc. ("Bateman"), AGC Manufacturing Services, Inc. ("AGC"), GE Power Systems ("GE Power Systems"), DaimlerChrysler AG ("DaimlerChrysler"), Catalytica Combustion Systems, Inc. ("Catalytica Combustion Systems"), and AMEC Process and Energy Limited ("AMEC").

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

     Real Estate Sales Revenues. As of March 31, 1999, Syntroleum's real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada; (2) a 49.9% interest in a community shopping center in Gillette, Wyoming; (3) undeveloped land in Houston, Texas (341 acres comprising the "Houston Project"), Corinth, Texas (nine acres) and the Kansas City metropolitan area ( two acres at the intersection of I-35 and 119th Street) and (4) an equity investment in a hotel being renovated in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to the Merger and reflects the remaining assets of a real estate development business that was conducted by SLH in association with a previously owned life insurance company that was sold in 1990. The total real estate inventory had an aggregate carrying value at March 31, 1999 of approximately $7.1 million. All of the real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project, which is being developed for commercial and residential use. The timing of real estate sales will create variances in period-to-period earnings recognition. Syntroleum does not intend to acquire additional real estate holdings for development and/or sale outside its core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

OPERATING  EXPENSES

     Syntroleum's operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and other related administrative functions. Syntroleum's policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with Syntroleum's development of the Syntroleum Process. Syntroleum has also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the Merger, Syntroleum's operating expenses have also included costs of real estate sold and real estate operating expense. Syntroleum's general and administrative expenses have increased substantially as it has expanded its research and development, engineering and commercial operations, and these expenses are expected to continue. Syntroleum also expects to continue to incur higher pilot plant, engineering and research and development expenses as it continues to develop and improve its GTL technology. In May 1998, Syntroleum acquired a 16,500-square-foot laboratory located on approximately 100 acres at which it intends to increase its laboratory and pilot plant operations.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $603,000 in the first quarter of 1999, up $218,000 from the first quarter of 1998 when they were $385,000. The increase was primarily due to revenue from ARCO in connection with research and development activities related to the construction and preparation for start-up of a GTL pilot plant at ARCO's Cherry Point, Washington refinery under a joint development agreement with ARCO, offset by the completion during 1998 of construction of the hybrid, multiphase (HMX) reactor at the Company's pilot plant that was funded by Texaco under the joint development agreement with Texaco.

     Other Revenues. Other revenues were $163,000 in the first quarter of 1999, up from zero in the first quarter of 1998. The increase resulted primarily from parking and retail rentals at Syntroleum's parking garage in Reno, Nevada.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $988,000 in the first quarter of 1999, down $78,000 from the first quarter of 1998 when these expenses were $1,066,000. The decrease occurred as a result of lower activity associated with the development of the hybrid multiphase reactor (HMX) developed with Texaco, partially offset by research and development spending in other areas.

     General and Administrative Expenses. General and administrative expenses were $2,818,000 in the first quarter of 1999, up $451,000 from the first quarter of 1998 when these expenses were $2,367,000. The increase is attributable to higher wages and salaries resulting from higher staffing levels and higher rent expense.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $393,000 in the first quarter of 1999, up $273,000 from the first quarter of 1998 when this income was $120,000. The increase was primarily attributable to interest income from higher cash balances following the Merger.

     Provision for Income Taxes. Syntroleum incurred a loss in both the first quarter of 1999 and the first quarter of 1998 and did not recognize an income tax benefit for such loss.

     Net Income (loss). In the first quarter of 1999, Syntroleum experienced a loss of $2,803,000. The loss was $125,000 lower than the first quarter of 1998 when Syntroleum experienced a loss of $2,928,000. The decrease in the loss is as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     As of March 31, 1999, Syntroleum had $36,186,000 in cash and short-term investments and $1,749,000 in current liabilities. Syntroleum does not currently have any material outstanding debt or lines of credit. Prior to the Merger, Old Syntroleum's primary sources of liquidity were equity capital contributions and prepaid license fees and its principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At March 31, 1999, the Company had $963,000 in accounts receivable outstanding with its joint development partners relating to joint development activities.

     Cash flows (used in) provided by operations were $(4,507,000) in the first three months of 1999 compared to $(2,884,000) during the first three months of 1998. The increase in cash flows used in operations during the first quarter of 1999 compared to the first quarter of 1998 was primarily the result of an increase in expenditures on real estate under development in Houston, Texas. Additionally, during the first quarter of 1999, the Company had no real estate sales.

     Cash flows provided by (used in) investment activities were $(270,000) in the first three months of 1999 compared to $(408,000) in the first three months of 1998. The decrease in cash flows used in investment activities in the first quarter of 1999 compared to the first quarter of 1998 resulted from lower spending on property and equipment. Cash flows provided by financing activities were $5,982,000 in the first three months of 1999 compared to $996,000 in the first three months of 1998. The increase was primarily due to the receipt of approximately $6.0 million in satisfaction of a judgment in favor of Syntroleum which was a Merger contingency and has been recorded as additional paid in capital. Cash flows in 1998 primarily reflected the investment by Enron in Syntroleum/Sweetwater Company, LLC.

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

     Syntroleum plans to fund the remaining estimated capital cost of this plant through project equity and debt financing. During the first quarter of 1999, Syntroleum continued to pursue development of the project. Syntroleum is currently reviewing preliminary design and cost estimates for the plant and exploring sources of debt and equity capital to fund final design and construction. However, there can be no assurance that the necessary capital for this project will be obtained. The schedule for construction of this plant has not yet been finally determined.

PROPOSED REINCORPORATION

     On May 7, 1999, the Company's board of directors approved an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 7, 1999 between the Company and Syntroleum Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Syntroleum-Delaware"). Pursuant to the Merger Agreement, the Company will merge with and into Syntroleum-Delaware, with Syntroleum-Delaware being the surviving corporation. This merger will result in a change in the Company's state of incorporation from Kansas to Delaware. In the merger, each share of the Company's common stock will automatically convert into one share of common stock of Syntroleum-Delaware. The merger is subject to certain conditions to closing, including the approval of the merger by the Company's stockholders at their annual meeting scheduled for June 17, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.
133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). As of March 31, 1999, the Company had no outstanding derivative instruments.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Syntroleum had short-term investments in the form of U.S. Treasury securities as of March 31, 1999. The majority of these securities mature in less than 90 days. The Company's policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at March 31, 1999 was approximately 4.8%.

     Syntroleum does not currently conduct any material operations in foreign markets. Accordingly, Syntroleum does not have market risk related to foreign exchange rates.

     Syntroleum does not purchase futures contracts nor does it purchase or hold any derivative financial instruments.

                           PART II - OTHER INFORMATION

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

     Claim Against Skidmore, Owings & Merrill, et al. In February 1999, Syntroleum received $6.0 million in satisfaction of a judgment in favor of the Company against Skidmore, Owings & Merrill ("SOM"). The judgment was the result of a lawsuit initiated in 1986 in the Circuit Court of Jackson County, Missouri by Lab Holdings' former insurance subsidiary, Business Men's Assurance Company of America against SOM, an architectural and engineering firm, and against a construction firm to recover costs incurred to remove and replace the facade on the insurance company's former home office building. Because the removal and replacement costs had been incurred prior to the sale by Lab Holdings of the insurance subsidiary, Lab Holdings negotiated with the buyer of the insurance subsidiary for an assignment of the cause of action from the insurance subsidiary. Under the Distribution Agreement, Lab Holdings assigned to the Company all of its rights to any recoveries and the Company has assumed all costs relating to the prosecution of the claims. In 1992, a $5.7 million judgment was granted against SOM in favor of Lab Holdings. In September 1993, the Missouri Court of Appeals reversed the judgment and remanded the case to the trial court for a retrial limited to the question of whether or not the applicable statute of limitations barred the claim. The Missouri Court of Appeals also set aside $1.7 million of the judgment originally granted in 1992. In July 1996, the case was retried to the court and on January 21, 1997, the court entered a judgment against SOM in favor of Lab Holdings for the benefit of the Company for approximately $5.8 million. SOM appealed the judgment to the Missouri Court of Appeals, Kansas City Division, and posted an appeal bond to stay collection of the judgment pending the outcome of the appeal. In August 1998, the Court of Appeals affirmed the judgment in favor of the Company. On October 27, 1998, the Court of Appeals overruled the defendant's motion for reconsideration and denied SOM's request for transfer of the appeal to the Missouri Supreme Court. The Missouri Supreme Court, upon direct request of SOM, subsequently accepted transfer of the appeal for reconsideration of the opinion issued by the Court of Appeals. Finally, on February 9, 1999, the Missouri Supreme Court affirmed the judgment in favor of the Company and the Company subsequently received the $6.0 million.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM  5.  OTHER INFORMATION.

     Not applicable.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K. On February 16, 1999, Syntroleum filed with the Securities and Exchange Commission a Current Report on Form 8-K dated February 15, 1999 containing information with respect to Item 4, Changes in the Registrant's Certifying Accountants. On February 25, 1999, Syntroleum filed with the Securities and Exchange Commission Amendment No. 1 to such Current Report on Form 8-K dated February 25, 1999 correcting certain information set forth therein.

     Exhibits. The following exhibits are filed as part of this quarterly report:




  *2.1    Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and
          Syntroleum (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus
          filed with the Securities and Exchange Commission on July 6, 1998).

  *2.2    Blanket Assignment, Bill of Sale, Deed and Assumption Agreement dated February 28, 1997 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  *2.3    Agreement and Plan of Merger dated as of May 7, 1999 between the Company and Syntroleum
          Corporation, a Delaware corporation (incorporated by reference to Appendix A to the
          Company's Proxy Statement filed with the Securities and Exchange Commission on May 12,
          1999).

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

 *10.1    Employment Agreement between Syntroleum and Carla S. Covey dated March 22, 1999
          (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company's Annual
          Report on Form 10-K/A for the year ended December 31, 1998).

 *10.2    Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999
          (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company's Annual
          Report on Form 10-K/A for the year ended December 31, 1998).

    27    Financial Data Schedule and Restated Financial Data Schedules.
        ____________________

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

                                      SYNTROLEUM CORPORATION, a Kansas
                                      corporation (Registrant)


Date: May 13, 1999               By:  /s/ Kenneth L. Agee
                                      -------------------
                                      Kenneth L. Agee
                                      Chief Executive Officer and Chairman  of
                                      the Board (Principal Executive Officer)


Date: May 13, 1999               By:  /s/ Randall M. Thompson
                                      -----------------------
                                      Randall M. Thompson
                                      Chief Financial Officer (Principal
                                      Financial Officer)

                                   INDEX  TO  EXHIBITS



EXHIBIT
   NO.                            DESCRIPTION OF EXHIBIT
--------                          ----------------------
  *2.1    Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and
          Syntroleum (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus
          filed with the Securities and Exchange Commission on July 6, 1998).

  *2.2    Blanket Assignment, Bill of Sale, Deed and Assumption Agreement dated February 28, 1997 between Seafield Capital Corporation and SLH (incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  *2.3    Agreement and Plan of Merger dated as of May 7, 1999 between the Company and Syntroleum
          Corporation, a Delaware corporation (incorporated by reference to Appendix A to the
          Company's Proxy Statement filed with the Securities and Exchange Commission on May 12,1999).

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

 *10.1    Employment Agreement between Syntroleum and Carla S. Covey dated March 22, 1999
          (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Company's Annual
          Report on Form 10-K/A for the year ended December 31, 1998).

 *10.2    Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999
          (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company's Annual
          Report on Form 10-K/A for the year ended December 31, 1998).

    27    Financial Data Schedule and Restated Financial Data Schedules.

        ____________________

*  Incorporated  by  reference  as  indicated.