Form 10-Q
period 1999-06-30
SYNTROLEUM CORP
filed 1999-08-12
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q

(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           COMMISSION FILE NO. 0-21911


                             SYNTROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)





                     DELAWARE                          43-1764632
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)






                         1350 SOUTH BOULDER, SUITE 1100
                           TULSA, OKLAHOMA  74119-3295
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (918) 592-7900


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


    At August 10, 1999, the number of outstanding shares of the issuer's common stock was 26,900,052.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                                  PAGE
                                                                                  ----
                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
Unaudited Consolidated Balance Sheets as of June 30, 1999 and
  December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Unaudited Consolidated Statements of Operations for the three month and six month
  periods ended June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . .   2

Unaudited Consolidated Statements of Stockholders' Equity for the six
  month period ended June 30, 1999. . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Cash Flows for the six month
  periods ended June 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . .   4

Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . .  13

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . .  13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .  13

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .  13

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



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

                           PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                         JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                         ---------  ------------

                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $ 32,329   $ 34,981
  Short-term investments . . . . . . . . . . . . . . . .     3,152      3,135
  Accounts and notes receivable. . . . . . . . . . . . .       853        860
  Other current assets . . . . . . . . . . . . . . . . .       286        498
                                                          ---------  ---------
     Total current assets. . . . . . . . . . . . . . . .    36,620     39,474

REAL ESTATE HELD FOR SALE. . . . . . . . . . . . . . . .     2,776      3,122
REAL ESTATE UNDER DEVELOPMENT. . . . . . . . . . . . . .     4,292      2,722
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . .     1,259      1,180
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . .     3,622      3,210
OTHER ASSETS, net. . . . . . . . . . . . . . . . . . . .       659        692
                                                          ---------  ---------
                                                          $ 49,228   $ 50,400
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $  1,070   $  1,365
  Accrued liabilities. . . . . . . . . . . . . . . . . .       664        633
     Total current liabilities . . . . . . . . . . . . .     1,734      1,998
                                                          ---------  ---------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . .        95        103
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . .     1,303      1,337
DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . .    11,000     11,000
     Total liabilities . . . . . . . . . . . . . . . . .    14,132     14,438
                                                          ---------  ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued. . . . . . . . . . . .         -          -
  Common stock, $0.01 par value, 150,000,000 shares
     authorized, 34,574,957 shares issued in 1999 and
  1998, respectively, including shares in treasury . . .       346        346
  Additional paid-in capital . . . . . . . . . . . . . .    68,905     62,908
  Notes receivable from sale of common stock . . . . . .      (699)      (699)
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (33,379)   (26,516)
                                                          ---------  ---------
                                                            35,173     36,039
  Less-treasury stock, 7,674,905 shares in 1999 and 1998       (77)       (77)
                                                          ---------  ---------

     Total stockholders' equity. . . . . . . . . . . . .    35,096     35,962
                                                          ---------  ---------
                                                          $ 49,228   $ 50,400
                                                          =========  =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                      SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                  FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                    ----------------             ---------------

                                                  1999          1998          1999          1998
                                              ------------  ------------  ------------  ------------
REVENUES:
  Joint development revenue. . . . . . . . .  $       548   $       466   $     1,151   $       851
  Real estate sales. . . . . . . . . . . . .          520             -           520             -
  Other. . . . . . . . . . . . . . . . . . .          162             -           324             -
                                              ------------  ------------  ------------  ------------

    Total revenues . . . . . . . . . . . . .        1,230           466         1,995           851
                                              ------------  ------------  ------------  ------------

COST AND EXPENSES:
  Cost of real estate sales. . . . . . . . .          404             -           404             -
  Real estate operating expense. . . . . . .          233             -           390             -
  Pilot plant, engineering and research and
    Development. . . . . . . . . . . . . . .        2,206           980         3,194         2,046
  General and administrative . . . . . . . .        3,205         2,291         6,021         4,657
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . .       (4,818)       (2,805)       (8,014)       (5,852)

INVESTMENT AND INTEREST INCOME . . . . . . .          729            90         1,115           190
OTHER INCOME . . . . . . . . . . . . . . . .            2             -             2             -
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS. . . . . . . . . . . . . . . . .       (4,087)       (2,715)       (6,897)       (5,662)

MINORITY INTERESTS . . . . . . . . . . . . .           28             4            34            14
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . .  $    (4,059)  $    (2,711)  $    (6,863)  $    (5,648)
                                              ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE -
  Basic and diluted. . . . . . . . . . . . .  $     (0.15)  $     (0.11)  $     (0.26)  $     (0.23)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . .   26,900,052    24,500,236    26,900,052    24,500,236
                                              ============  ============  ============  ============


    The accompanying notes are an integral part of these unaudited consolidated statements.

                                            2
                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                    COMMON STOCK                         NOTES
                              ----------------------     ADDITIONAL    RECEIVABLE                                   TOTAL
                               NUMBER                     PAID-IN     FROM SALE OF    ACCUMULATED    TREASURY   STOCKHOLDERS'
                              OF SHARES      AMOUNT       CAPITAL     COMMON STOCK      DEFICIT       STOCK        EQUITY
                             ------------  -----------  -----------  --------------  -------------  ----------  ---------------
BALANCE, December 31, 1998.        34,575  $       346  $    62,908  $        (699)  $    (26,516)  $     (77)  $       35,962

  SETTLEMENT OF MERGER
     CONTINGENCY. . . . . .             -            -        5,997              -              -           -            5,997
  NET INCOME (LOSS) . . . .             -            -            -              -         (6,863)          -           (6,863)
BALANCE, June 30, 1999. . .        34,575  $       346  $    68,905  $        (699)  $    (33,379)  $     (77)  $       35,096
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

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
                                                      --------------
                                                       1999      1998
                                                     --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss) . . . . . . . . . . . . . . . .  $(6,863)  $(5,648)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
     Minority interest in loss of subsidiary. . . .      (34)      (14)
     Depreciation and amortization. . . . . . . . .      259       123
     Equity in earnings of affiliates . . . . . . .     (110)        -
     Changes in real estate held for sale and
        under development . . . . . . . . . . . . .   (1,223)        -
     Changes in assets and liabilities--
         Accounts receivable. . . . . . . . . . . .        7        65
         Prepaids and other . . . . . . . . . . . .      195       (19)
         Other assets . . . . . . . . . . . . . . .       65       (94)
         Accounts payable . . . . . . . . . . . . .     (295)     (448)
         Accrued liabilities and other. . . . . . .      (55)      111
                                                     --------  --------

           Net cash provided by (used in)
             operating activities . . . . . . . . .   (8,054)   (5,924)
                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment. . . . . . . .     (564)   (1,611)
  Maturity of SLH investments held to maturity. . .      (17)        -
                                                     --------  --------

           Net cash provided by (used in)
              investing activities. . . . . . . . .     (581)   (1,611)
                                                     --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of merger contingency. . . . . . . . .    5,997         -
  Payments under capital lease. . . . . . . . . . .      (14)       (8)
  Minority interest in investment in subsidiary . .        -     1,000
                                                     --------  --------

           Net cash provided by (used in)
              financing activities. . . . . . . . .    5,983       992
                                                     --------  --------

NET DECREASE IN CASH. . . . . . . . . . . . . . . .   (2,652)   (6,543)
CASH AND CASH EQUIVALENTS,
  beginning of period . . . . . . . . . . . . . . .   34,981    10,158
                                                     --------  --------

CASH AND CASH EQUIVALENTS, end of period. . . . . .  $32,329   $ 3,615
                                                     ========  ========



    The accompanying notes are an integral part of these unaudited consolidated statements

                      SYNTROLEUM CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.     BASIS  OF  REPORTING

     The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons. Synthetic crude oil produced by the Syntroleum Process can be further processed into liquid fuels such as diesel, kerosene and naphtha, or specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

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

     Effective June 17, 1999, the Company completed its reincorporation as a Delaware corporation. In the reincorporation, the Company merged (the "Reincorporation Merger") with the Company's predecessor, Syntroleum Corporation, a Kansas corporation ("Syntroleum-Kansas"), with the Company being the surviving corporation and the successor to Syntroleum-Kansas. The Reincorporation Merger has been accounted for as a combination of entities under common control using the historical cost basis of the combining companies as if it were a pooling of interests.

     On August 7, 1998, the Company's predecessor, Syntroleum Corporation, an Oklahoma corporation, merged with SLH Corporation, a Kansas corporation ("SLH"). This merger was accounted for as a reverse acquisition. The results of operations of SLH have been included in the results of Syntroleum since completion of the merger with SLH. Unaudited pro forma results of operations for the six months ended June 30, 1998, as though the merger with SLH had occurred at January 1, 1998, are presented below. The proforma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or in future operating results of the combined operations:



                                    FOR THE SIX MONTHS
                                    ENDED JUNE 30, 1998
                                   ---------------------
Revenues. . . . . . . . . . . . .  $              8,226
Net income (loss) . . . . . . . .                (1,469)
Basic and diluted earnings (loss)
   per share. . . . . . . . . . .  $               (.06)



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

2.     EARNINGS  PER  SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 2,709,304 shares of common stock at an average exercise price of $7.29 were not included in the computation of diluted earnings per share as inclusion of such options would be anti-dilutive.

3.     FOOTNOTES  INCORPORATED  BY  REFERENCE

          Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the Company's December 31, 1998 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC, and are incorporated herein by reference as follows:




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

OVERVIEW

     Syntroleum is the developer and owner of a proprietary process (the "Syntroleum Process") designed to catalytically convert natural gas into synthetic liquid hydrocarbons ("gas to liquids" or "GTL"). The Syntroleum Process is a simplification of traditional GTL technologies aimed at substantially reducing both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. A unique characteristic and primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. Although no commercial-scale GTL plant based on the Syntroleum Process has yet been built, Syntroleum owns and operates a nominal two barrel per day pilot plant in Tulsa, Oklahoma where it has successfully demonstrated certain elements and variations of the Syntroleum Process. Syntroleum has also participated with Atlantic Richfield Company ("ARCO"), a licensee of Syntroleum's GTL technology, in the development and successful start-up of a 70 barrel-per-day pilot plant located at ARCO's refinery at Cherry Point, Washington. Syntroleum believes that a significant opportunity exists for cost-effective GTL plants due to the large volumes of natural gas reserves worldwide that are currently not marketable because distance to market makes their utilization uneconomical.

     Syntroleum's strategy for commercializing the Syntroleum Process involves the following key elements: (1) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels; (2) establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products; (3) making available mobile GTL plants to customers on a contract basis through efforts with industry partners and others; and (4) continuing to reduce costs and develop process improvements through research and development activities and acquisitions. To date, Syntroleum has entered into master license agreements with Texaco, Inc. ("Texaco"), ARCO, and Marathon Oil Company ("Marathon"), and has entered into volume license agreements with YPF International, Ltd., an affiliate of Argentina-based Yacimientos Petroliferos Fiscales, S.A. ("YPF"), Enron Capital & Trade Resources Corp. ("Enron"), and Kerr-McGee Corporation ("Kerr-McGee"). Syntroleum received an aggregate of $11 million and rights to certain technologies in connection with these license agreements. Syntroleum is currently in discussions with several other oil and gas companies and others with respect to joint ventures to develop specialty product GTL plants. Syntroleum has formed a joint venture with Enron with respect to the development of a specialty products plant and Syntroleum is currently evaluating different potential international sites, including a possible site in Australia. The schedule for construction of this proposed plant has not yet been finally determined.

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

OPERATING  REVENUES

     General. During the periods discussed below, Syntroleum's revenues were generated from (1) sales of real estate holdings owned by SLH prior to the merger with SLH, (2) reimbursement for research and development activities associated with the Syntroleum Process and (3) other sources, including rent generated by real estate holdings owned by SLH prior to the merger with SLH. Because SLH had substantially reduced its real estate inventory prior to the merger with SLH, and Syntroleum had sold several properties since the merger, Syntroleum expects to receive lower levels of revenues from these sources in following periods. In the future, Syntroleum expects to receive revenue relating to the Syntroleum Process from five sources: licensing; catalyst sales; sales of products from specialty product GTL plants in which Syntroleum owns an equity interest; revenues from providing mobile GTL plants on a contract basis; and revenues from research and development activities carried out with industry partners. Until the commencement of commercial operation of GTL plants in which Syntroleum owns an interest, Syntroleum expects that its cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees, catalysts sales and revenues associated with joint development activities. Syntroleum will not receive any cash flow from GTL plants in which it owns an equity interest until the first such plant is constructed. Syntroleum's future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Syntroleum's results of operations and cash flows are expected to be affected by changing gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

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

     Revenues from Providing GTL Plants on a Contract Basis. Through joint efforts with industry partners and others, Syntroleum intends to make mobile GTL plants available to customers on a contract basis. Syntroleum believes that there is a significant market for users who need GTL plants for applications that do not justify the capital investment of a dedicated GTL plant. Such applications include: extended well testing in areas with stringent flaring regulations; conversion of small associated gas fields that are not large enough to justify the capital investment of a permanent GTL plant; and short-term use of a GTL plant on large fields to generate cash flow for the customer while a permanent GTL plant is being built or while awaiting pipeline hookup. The Company is currently doing preliminary design work for these types of plants.

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

     Real Estate Sales Revenues. As of June 30, 1999, Syntroleum's real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada; (2) a 49.9% interest in a community shopping center in Gillette, Wyoming; (3) land under development in Houston, Texas (341 acres comprising the "Houston Project") and nine acres in Corinth, Texas, and (4) an equity investment in a hotel located in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to Syntroleum's merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH. The total real estate inventory had an aggregate carrying value at June 30, 1999 of approximately $8.3 million. All of the real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project, which is being developed for commercial and residential use. The timing of real estate sales will create variances in period-to-period earnings recognition. Syntroleum does not intend to acquire additional real estate holdings for development and/or sale outside its core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

OPERATING  EXPENSES

     Syntroleum's operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and other related administrative functions. Syntroleum's policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with Syntroleum's development of the Syntroleum Process. Syntroleum has also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the merger with SLH, Syntroleum's operating expenses have also included costs of real estate sold and real estate operating expense. Syntroleum's general and administrative expenses have increased substantially as it has expanded its research and development, engineering and commercial operations, and these expenses are expected to continue to increase. Syntroleum also expects to continue to incur higher pilot plant, engineering and research and development expenses as it continues to develop and improve its GTL technology. In May 1998, Syntroleum acquired a 16,500-square-foot laboratory (known as Syntroleum's "technology center") located on approximately 100 acres at which it intends to increase its laboratory and pilot plant operations.

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

REINCORPORATION  MERGER

     Effective June 17, 1999, the Company completed its reincorporation as a Delaware corporation. In the reincorporation, the Company merged (the "Reincorporation Merger") with the Company's predecessor, Syntroleum Corporation, a Kansas corporation ("Syntroleum-Kansas"), with the Company being the surviving corporation and the successor to Syntroleum-Kansas. The Reincorporation Merger has been accounted for as a combination of entities under common control using the historical cost basis of the combining companies as if it were a pooling of interests.

RESULTS  OF  OPERATIONS

     THREE  MONTHS  ENDED  JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $548,000 in the second quarter of 1999, up $82,000 from the second quarter of 1998 when they were $466,000. The increase was primarily due to revenue from ARCO in connection with research and development activities related to the construction and preparation for start-up of a GTL pilot plant at ARCO's Cherry Point, Washington refinery under a joint development agreement with ARCO. This increase is partially offset by the completion during 1998 of construction of the hybrid, multiphase (HMX) reactor at the Company's pilot plant that was funded by Texaco under the joint development agreement with Texaco.

     Real Estate Sales. Real estate sales were $520,000 in the second quarter of 1999, up from zero in the second quarter of 1998, when Syntroleum had no real estate operations. Real estate sales in the second quarter of 1999 reflect the sale of two acres in the Kansas City metropolitan area.

     Other Revenues. Other revenues were $162,000 in the second quarter of 1999, up from zero in the second quarter of 1998. The increase resulted primarily from parking and retail rentals at Syntroleum's parking garage in Reno, Nevada.

     Cost of Real Estate Sales and Real Estate Operating Expense. The cost of real estate sales was $404,000 in the second quarter of 1999, up from zero in the second quarter of 1998. The increase resulted from costs associated with the sale of two acres of real estate in the Kansas City metropolitan area. Real estate operating expenses were $233,000 in the second quarter of 1999 compared to zero in the second quarter of 1998. These expenses include operating expenses relating to the development or disposal of the remaining SLH real estate.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $2,206,000 in the second quarter of 1999, up $1,226,000 from the second quarter of 1998 when these expenses were $980,000. The increase occurred as a result of ongoing expansion at the pilot plant facility and the renovation of the recently acquired technology center, both in Tulsa, Oklahoma.

     General and Administrative Expenses. General and administrative expenses were $3,205,000 in the second quarter of 1999, up $914,000 from the second quarter of 1998 when these expenses were $2,291,000. The increase is attributable to higher wages, salaries and other overhead costs resulting from higher staffing levels as well as higher rent expense.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $759,000 in the second quarter of 1999, up $665,000 from the second quarter of 1998 when this income was $94,000. The increase was primarily attributable to interest income from higher cash balances following the merger with SLH.

     Provision for Income Taxes. Syntroleum incurred a loss in both the second quarter of 1999 and the second quarter of 1998 and did not recognize an income tax benefit for such loss.

     Net Income (loss). In the second quarter of 1999, Syntroleum experienced a loss of $4,059,000. The loss was $1,348,000 higher than the second quarter of 1998 when Syntroleum experienced a loss of $2,711,000. The increase in the loss is a result of the factors described above.

     SIX  MONTHS  ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $1,151,000 in the first six months of 1999, up $300,000 from the first six months of 1998 when they were $851,000. The increase was primarily due to revenue from ARCO in connection with research and development activities related to the construction and preparation for start-up of a GTL pilot plant at ARCO's Cherry Point, Washington refinery under a joint development agreement with ARCO. This increase is partially offset by the completion during 1998 of construction of the hybrid, multiphase (HMX) reactor at the Company's pilot plant that was funded by Texaco under the joint development agreement with Texaco.

     Real Estate Sales. Real estate sales were $520,000 in the first six months of 1999, up from zero in the first six months of 1998, when Syntroleum had no real estate operations. Real estate sales in the first six months of 1999 reflect the sale of two acres in the Kansas City metropolitan area.

     Other Revenues. Other revenues were $324,000 in the first six months of 1999, up from zero in the first six months of 1998. The increase resulted primarily from parking and retail rentals at Syntroleum's parking garage in Reno, Nevada.

     Cost of Real Estate Sales and Real Estate Operating Expense. The cost of real estate sales was $404,000 in the first six months of 1999, up from zero in the first six months of 1998. The increase resulted from costs associated with the sale of two acres of real estate in the Kansas City metropolitan area. Real estate operating expenses were $390,000 in the first six months of 1999 compared to zero in the first six months of 1998. These expenses include operating expenses relating to the development or disposal of the remaining SLH real estate.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $3,194,000 in the first six months of 1999, up $1,148,000 from the first six months of 1998 when these expenses were $2,046,000. The increase occurred as a result of ongoing expansion at the pilot plant facility and the renovation of the recently acquired technology center, both in Tulsa, Oklahoma.

     General and Administrative Expenses. General and administrative expenses were $6,021,000 in the first six months of 1999, up $1,364,000 from the first six months of 1998 when these expenses were $4,657,000. The increase is attributable to higher wages, salaries and other overhead costs resulting from higher staffing levels as well as higher rent expense.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $1,151,000 in the first six months of 1999, up $947,000 from the first six months of 1998 when this income was $204,000. The increase was primarily attributable to interest income from higher cash balances following the merger with SLH.

     Provision for Income Taxes. Syntroleum incurred a loss in both the first six months of 1999 and the first six months of 1998 and did not recognize an income tax benefit for such loss.

     Net Income (loss). In the first six months of 1999, Syntroleum experienced a loss of $6,863,000. The loss was $1,215,000 greater than the first six months of 1998 when Syntroleum experienced a loss of $5,648,000. The increase in the loss is a result of the factors described above.


LIQUIDITY  AND  CAPITAL  RESOURCES

     GENERAL

     As of June 30, 1999, Syntroleum had $35,481,000 in cash and short-term investments and $1,734,000 in current liabilities. Syntroleum does not currently have any material outstanding debt or lines of credit. Prior to Syntroleum's merger with SLH, Old Syntroleum's primary sources of liquidity were equity capital contributions and prepaid license fees and its principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At June 30, 1999, the Company had $853,000 in accounts receivable and notes receivable outstanding which are primarily related to joint development activities with the Company's joint development partners.

     Cash flows (used in) provided by operations were $(8,054,000) in the first six months of 1999 compared to $(5,924,000) during the first six months of 1998. The increase in cash flows used in operations during the first six months of 1999 compared to the first six months of 1998 was primarily the result of an increase in expenditures on real estate under development in Houston, Texas and continued expenditures on pilot plant, engineering and research and development activities. The increase was partially offset by the Company's sale during the first six months of 1999 of the remaining two acres of real estate in Kansas City.

     Cash flows provided by (used in) investment activities were $(581,000) in the first six months of 1999 compared to $(1,611,000) in the first six months of 1998. The decrease in cash flows used in investing activities in the first six months of 1999 compared to the first six months of 1998 resulted from lower spending on property and equipment.

     Cash flows provided by financing activities were $5,983,000 in the first six months of 1999 compared to $992,000 in the first six months of 1998. The increase was primarily due to the receipt of approximately $6.0 million in satisfaction of a judgment in favor of Syntroleum which was a contingency of the merger with SLH and has been recorded as additional paid in capital. Cash flows in 1998 primarily reflected the investment by Enron in Syntroleum/Sweetwater Company, LLC.

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

     INITIAL  SPECIALTY  PRODUCT  GTL  PLANT

     In May 1997, Syntroleum formed a joint venture through which Syntroleum intends to develop an 8,000 to 10,000 barrel-per-day specialty product GTL plant.

     Syntroleum has issued a site license and contributed a total of $2 million to the joint venture formed to own and operate this plant. Syntroleum intends to contribute an additional $15 million at the closing of the financing for the plant and, based on current plans, would retain a majority interest. In January 1998, Enron contributed $1 million in exchange for a four percent interest in this joint venture and agreed to contribute an additional approximately $14 million in exchange for an additional seven percent interest upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for construction of the plant, the execution of fixed price engineering and construction contracts, and the execution of acceptable agreements for the sale of products produced at the plant. The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. Actual ownership percentages may vary from current estimates depending on the terms of subsequent financings. Additionally, Enron and Syntroleum entered into an option agreement which provides that, in the event of the completion of an underwritten public offering and the repayment of at least 50% of the senior term loan financing for this joint venture, Enron may elect during a period of two years to exchange its interest in this joint venture for a number of shares of Syntroleum's common stock equal to the quotient of the amount of Enron's contributions to this joint venture and 130% of the average market price of the common stock during the first 30 trading days following an underwritten public offering. The option agreement also provides that, if such repayment does not occur by the eighth year after plant start up, Enron may elect to purchase, during the 180-day period following such date, such number of shares in exchange for the amount of Enron's contributions to this joint venture. In addition, the option agreement provides that, if an underwritten public offering has not yet occurred following the later to occur of the fourth year after the plant passes certain performance tests and the repayment of at least 50% of the senior term loan financing for this joint venture, Enron may elect during a period of up to 10 years to require Syntroleum to purchase its interest in this joint venture for a price equal to three times the annual average cash distributions made to Enron by this joint venture during the preceding three-year period.

     Syntroleum plans to fund the remaining estimated capital cost of this plant through project equity and debt financing. During the first six months of 1999, Syntroleum continued to pursue development of the project. Syntroleum is currently reviewing preliminary design and cost estimates for the plant and exploring sources of debt and equity capital to fund final design and construction. However, there can be no assurance that the necessary capital for this project will be obtained and the schedule for construction of this plant has not yet been finally determined.

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

     Because of the number of external risks involved, Syntroleum believes there is likely to be some disruption in its business as a result of noncompliance by third parties. Of all the external risks, Syntroleum believes that the most reasonably likely worse case scenario would be a business disruption resulting from lack of utilities such as electric power, gas and water service as well as failure of telephone service. Based on Syntroleum's information regarding the readiness of third parties, Syntroleum expects that any Year 2000 disruption would be of short duration. However, Syntroleum is unable to determine the potential business interruption costs that might be incurred as a result of Year 2000 disruptions.

Syntroleum is currently exploring contingency plans in the event of possible business interruptions. Syntroleum intends to address possible emergency situations such as the need for security, power outages and telecommunications failures. Syntroleum expects that its contingency planning will continue to the end of 1999 and the beginning of 2000.

The total cost of Year 2000 activities to date has not been, and future costs are not expected to be, material to Syntroleum's operations, liquidity or capital resources. Despite Syntroleum's assessment to date, there can be no assurance as to the ultimate effect that the Year 2000 issues will have on Syntroleum.

     Syntroleum's assessment of its Year 2000 issues involves many assumptions, and Syntroleum's assumptions may prove to be inaccurate and actual results could differ significantly from these assumptions. In conducting its Year 2000 compliance efforts, Syntroleum has relied primarily on seller representations with respect to its internal computerized systems and representations from third parties with which Syntroleum has business relationships and has not independently verified these representations. These representations might not prove to be accurate. Syntroleum could be adversely affected by business disruptions of a greater magnitude than anticipated or from a failure of its contingency plans to adequately address problems. Syntroleum is also continuing to monitor Year 2000 risks and compliance and expects this work to continue through 2000.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.
133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, companies may implement the statement as of the beginning of any fiscal quarter beginning June 16, 1998. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). As of June 30, 1999, the Company had no outstanding derivative instruments.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Syntroleum had short-term investments in the form of U.S. Treasury securities as of June 30, 1999. The majority of these securities mature in less than 90 days. The Company's policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at June 30, 1999 was approximately 4.8%.

     Syntroleum does not currently conduct any material operations in foreign markets. Accordingly, Syntroleum does not have market risk related to foreign exchange rates.

     Syntroleum does not purchase futures contracts nor does it purchase or hold any derivative financial instruments.


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Not  applicable.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     Effective June 17, 1999, the Company completed the Reincorporation Merger. A description of the Reincorporation Merger and of the Company's common stock and associated preferred share purchase rights is included in the Company's Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 and its Current Report on Form 8-K dated June 17, 1999.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The 1999 annual meeting of the stockholders of the Company was held on June 17, 1999. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.




                                                         VOTES
                                             VOTES       CAST    VOTES                  BROKER
              MATTER                        CAST FOR    AGAINST WITHHELD ABSTENTIONS   NON-VOTES
                                            ---------   ------- -------- -----------   ----------


Approval of the Reincorporation Merger and
the transactions contemplated thereby. . .  15,758,676  315,138      __      17,565     4,778,661
Election of Directors:
   Alvin R. Albe, Jr.. . . . . . . . . . .  20,683,112       __  186,928         __            __
   J. Edward Sheridan. . . . . . . . . . .  20,682,812       __  187,228         __            __

Ratification of the Appointment of Arthur
Andersen LLP as independent public
 accountants for the 1999 fiscal year. . .  20,823,011   20,364       __     26,665            __




ITEM  5.  OTHER  INFORMATION.

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K. On June 17, 1999, Syntroleum filed with the Securities and Exchange Commission a Current Report on Form 8-K dated June 17, 1999 containing information with respect to the Reincorporation Merger under
Item  5,  Other  Events.

     Exhibits. The following exhibits are filed as part of this quarterly report:





*2.1  Agreement and Plan of Merger dated as of May 7, 1999 by and between Syntroleum-Kansas and the Company (incorporated by reference to Appendix A to the Proxy Statement of
      Syntroleum-Kansas filed with the Securities and Exchange Commission on May 12, 1999).

*3.1  Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Proxy Statement of Syntroleum-Kansas filed with the Securities and Exchange
      Commission on May 12, 1999).

*3.2 Bylaws of the Company (incorporated by reference to Appendix C to the Proxy Statement of Syntroleum-Kansas filed with the Securities and Exchange
      Commission on May 12, 1999).

*3.3  Certificate of Designations of Series A Junior Participating Preferred Stock of
      Syntroleum, dated June 16, 1999 (incorporated by reference to Exhibit 4.5 to the
      Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
      Securities and Exchange Commission on June 17, 1999).

*3.4  Certificates of Merger filed on June 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
      Securities and Exchange Commission on June 17, 1999).

*4.1  Amended and Restated Rights Agreement dated as of January 31, 1997 and Amended and Restated as of June 17, 1999 (incorporated by reference to Exhibit 4.4 to the
      Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
      Securities and Exchange Commission on June 17, 1999).

10.1 Form of Employment Agreement between Syntroleum and its executive officers dated June 17, 1999.

10.2  Form of Indemnification Agreement between Syntroleum and its directors and executive officers dated June 17, 1999.

*10.3  Amendment Number 1 dated June 17, 1999 to the Stock Option Plan for Outside
      Directors of Syntroleum-Kansas (incorporated by reference to Exhibit 4.10 to Post-
      Effective Amendment No. 1 to the Company's Registration Statement on Form S-8
      (Registration No. 333-64231)).

*10.4  Amendment Number 1 dated June 17, 1999 to the 1993 Stock Option and Incentive
      Plan of Syntroleum-Kansas (incorporated by reference to Exhibit 4.9 to Post-Effective
      Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration
      No. 333-64231)).

*10.5  Amendment Number 1 dated June 17, 1999 to the 1997 Stock Incentive Plan of
      Syntroleum-Kansas (incorporated by reference to Exhibit 4.6 to Post-Effective
      Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration
      No. 333-33345)).

  27  Financial Data Schedule and Restated Financial Data Schedule.

____________________

*  Incorporated  by  reference  as  indicated.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNTROLEUM  CORPORATION,  a  Delaware
                              corporation  (Registrant)


Date:  August  12,  1999  By:  /s/ Mark A. Agee
                                   ----------------
                                   Mark A. Agee
                                   President and Chief Operating Officer
                                   (Principal  Executive  Officer)


Date:  August  12,  1999  By:  /s/ Randall M. Thompson
                                   -----------------------
                                   Randall M. Thompson
                                   Chief  Financial  Officer  (Principal
                                   Financial Officer)

                                    INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION OF EXHIBIT
-------  ---------------------------------------------------------------------------------------
   *2.1  Agreement and Plan of Merger dated as of May 7, 1999 by and between Syntroleum-
         Kansas and the Company (incorporated by reference to Appendix A to the Proxy
         Statement of Syntroleum-Kansas filed with the Securities and Exchange Commission on May 12, 1999).

   *3.1  Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Proxy Statement of Syntroleum-Kansas filed with the Securities and Exchange
         Commission on May 12, 1999).

   *3.2  Bylaws of the Company (incorporated by reference to Appendix C to the
         Proxy Statement of Syntroleum-Kansas filed with the Securities and Exchange
         Commission on May 12, 1999).

   *3.3  Certificate of Designations of Series A Junior Participating Preferred Stock of
         Syntroleum, dated June 16, 1999 (incorporated by reference to Exhibit 4.5 to the
         Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
         Securities and Exchange Commission on June 17, 1999).

   *3.4  Certificates of Merger filed on June 17, 1999 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
         Securities and Exchange Commission on June 17, 1999).

   *4.1  Amended and Restated Rights Agreement dated as of January 31, 1997 and Amended and Restated as of June 17, 1999 (incorporated by reference to Exhibit 4.4 to the
         Company's Current Report on Form 8-K dated June 17, 1999 and filed with the
         Securities and Exchange Commission on June 17, 1999).

   10.1  Form of Employment Agreement between Syntroleum and its executive officers dated June 17, 1999.

   10.2  Form of Indemnification Agreement between Syntroleum and its directors and executive officers dated June 17, 1999.

  *10.3  Amendment Number 1 dated June 17, 1999 to the Stock Option Plan for Outside
         Directors of Syntroleum-Kansas (incorporated by reference to Exhibit 4.10 to Post-
         Effective Amendment No. 1 to the Company's Registration Statement on Form S-8
         (Registration No. 333-64231)).

  *10.4  Amendment Number 1 dated June 17, 1999 to the 1993 Stock Option and Incentive
         Plan of Syntroleum-Kansas (incorporated by reference to Exhibit 4.9 to Post-Effective
         Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration
         No. 333-64231)).

  *10.5  Amendment Number 1 dated June 17, 1999 to the 1997 Stock Incentive Plan of
         Syntroleum-Kansas (incorporated by reference to Exhibit 4.6 to Post-Effective
         Amendment No. 1 to the Company's Registration Statement on Form S-8 (Registration
         No. 333-33345)).

     27  Financial Data Schedule and Restated Financial Data Schedule.

____________________

*  Incorporated  by  reference  as  indicated.