Form 10-Q
period 1999-09-30
SYNTROLEUM CORP
filed 1999-11-12
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK  ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
          OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           COMMISSION FILE NO. 0-21911


                             SYNTROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)



                          DELAWARE                 73-1565725
              (State or other jurisdiction of    I.R.S. Employer
               incorporation or organization)   Identification No.)


                         1350 SOUTH BOULDER, SUITE 1100
                           TULSA, OKLAHOMA  74119-3295
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (918) 592-7900


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


   At November 10, 1999, the number of outstanding shares of the issuer's common stock was 26,900,052.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.

Unaudited Consolidated Balance Sheets as of September 30, 1999 and
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Unaudited Consolidated Statements of Operations for the three month and nine month
  periods ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . .   2

Unaudited Consolidated Statements of Stockholders' Equity for the nine
  month period ended September 30, 1999. . . . . . . . . . . . . . . . . . . . . .   3

Unaudited Consolidated Statements of Cash Flows for the nine month
  periods ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . .   4

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . .  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . .  13

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  13

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  14

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate such plants, the timing of commencement and completion of the design and construction of such plants, obtaining required financing for such plants, the economic construction and operation of GTL plants, including the value, markets and prices for and other characteristics of products produced by such plants, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of Syntroleum's real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plans," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Syntroleum believes that the expectations reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the potential that the cost of designing and constructing commercial-scale GTL plants will exceed current estimates, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis or that such plants will experience technological and mechanical problems, the potential that improvements to the Syntroleum Process currently under development may not be successful, the impact on plant economics of operating conditions (including energy prices), competition, intellectual property risks, Syntroleum's ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 1998.
                                       ii

                                  PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999           1998
                                                     --------------  ------------
                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $ 27,274   $ 34,981
  Short-term investments . . . . . . . . . . . . . . . .     3,661      3,135
  Accounts and notes receivable. . . . . . . . . . . . .     2,614        860
  Other current assets . . . . . . . . . . . . . . . . .       182        498
                                                          ---------  ---------
     Total current assets. . . . . . . . . . . . . . . .    33,731     39,474

REAL ESTATE HELD FOR SALE. . . . . . . . . . . . . . . .     2,776      3,122
REAL ESTATE UNDER DEVELOPMENT. . . . . . . . . . . . . .     2,733      2,722
INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . .     1,091      1,180
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . .     4,397      3,210
OTHER ASSETS, net. . . . . . . . . . . . . . . . . . . .       709        692
                                                          ---------  ---------
                                                          $ 45,437   $ 50,400
                                                          =========  =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $  1,617   $  1,365
  Accrued liabilities. . . . . . . . . . . . . . . . . .       741        633
     Total current liabilities . . . . . . . . . . . . .     2,358      1,998
                                                          ---------  ---------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . .       116        103
MINORITY INTERESTS . . . . . . . . . . . . . . . . . . .     1,344      1,337
DEFERRED REVENUE . . . . . . . . . . . . . . . . . . . .    11,000     11,000
     Total liabilities . . . . . . . . . . . . . . . . .    14,818     14,438
                                                          ---------  ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued. . . . . . . . . . . .         -          -
  Common stock, $0.01 par value, 150,000,000 shares
     authorized, 34,574,957 shares issued in 1999 and
     1998, respectively, including shares in treasury. .       346        346
  Additional paid-in capital . . . . . . . . . . . . . .    68,905     62,908
  Notes receivable from sale of common stock . . . . . .      (699)      (699)
  Accumulated deficit                                      (37,856)   (26,516)
                                                          ---------  ---------
                                                            30,696     36,039
  Less-treasury stock, 7,674,905 shares in 1999 and 1998       (77)       (77)
                                                          ---------  ---------

     Total stockholders' equity. . . . . . . . . . . . .    30,619     35,962
                                                          ---------  ---------
                                                          $ 45,437   $ 50,400
                                                          =========  =========



    The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                                SYNTROLEUM CORPORATION AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except share and per share data)



                                                 FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 -------------------           -------------------


                                                  1999          1998          1999          1998
                                              ------------  ------------  ------------  ------------
REVENUES:
  Joint development revenue. . . . . . . . .  $       792   $       635   $     1,942   $     1,486
  Real estate sales. . . . . . . . . . . . .          590         1,560         1,110         1,560
  Other. . . . . . . . . . . . . . . . . . .          166           119           491           119
                                              ------------  ------------  ------------  ------------

    Total revenues . . . . . . . . . . . . .        1,548         2,314         3,543         3,165
                                              ------------  ------------  ------------  ------------

COST AND EXPENSES:
  Cost of real estate sales. . . . . . . . .          345         1,538           749         1,538
  Real estate operating expense. . . . . . .          192           145           581           145
  Pilot plant, engineering and research and
    development. . . . . . . . . . . . . . .        3,199         1,231         7,736         3,509
  General and administrative . . . . . . . .        2,676         2,843         7,355         7,269
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . .       (4,864)       (3,443)      (12,878)       (9,296)

INVESTMENT AND INTEREST INCOME . . . . . . .          436           396         1,551           587
OTHER INCOME (EXPENSE) . . . . . . . . . . .           (8)           11            (5)           11
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS. . . . . . . . . . . . . . . . .       (4,436)       (3,036)      (11,332)       (8,698)

MINORITY INTERESTS . . . . . . . . . . . . .          (41)           18            (8)           32
                                              ------------  ------------  ------------  ------------


NET INCOME (LOSS). . . . . . . . . . . . . .  $    (4,477)  $    (3,018)  $   (11,340)  $    (8,666)
                                              ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE -
  Basic and diluted. . . . . . . . . . . . .  $     (0.17)  $     (0.12)  $     (0.42)  $     (0.35)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . .   26,900,052    25,934,909    26,900,052    24,983,715
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

                               SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (in thousands)


                             COMMON STOCK                NOTES
                          -----------------ADDITIONAL  RECEIVABLE                           TOTAL
                           NUMBER           PAID-IN   FROM SALE OF  ACCUMULATED TREASURY STOCKHOLDERS'
                          OF SHARES  AMOUNT CAPITAL   COMMON STOCK    DEFICIT    STOCK     EQUITY
                          ---------  ------ --------- --------------  --------- -------- -------------
BALANCE, December 31, 1998 .  34,575  $346  $62,908  $       (699)     $(26,516)  $(77)  $ 35,962
  SETTLEMENT OF MERGER
     CONTINGENCY . . . . . .       -     -    5,997             -             -      -      5,997
  NET INCOME (LOSS). . . . .       -     -        -             -       (11,340)     -    (11,340)
BALANCE, September 30, 1999.  34,575  $346  $68,905  $       (699)     $(37,856)  $(77)  $ 30,619
                          ========== ====== ========= ==============  ========== ======= ============


    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                       -------------------


                                                         1999       1998
                                                       ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . .  $(11,340)  $(8,666)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operations:
     Minority interest in loss of subsidiary. . . . .         8       (32)
     Depreciation and amortization. . . . . . . . . .       450       199
     Equity in earnings of affiliates . . . . . . . .      (127)       16
     Changes in real estate held for sale and
        under development . . . . . . . . . . . . . .       336     1,275
     Changes in assets and liabilities--
         Accounts receivable. . . . . . . . . . . . .    (1,754)      285
         Prepaids and other . . . . . . . . . . . . .       299         -
         Other assets . . . . . . . . . . . . . . . .      (316)     (542)
         Accounts payable . . . . . . . . . . . . . .       251       554
         Accrued liabilities and other. . . . . . . .        72    (1,998)
                                                       ---------  --------

           Net cash provided by (used in)
             operating activities . . . . . . . . . .   (12,121)   (8,909)
                                                       ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (1,525)   (1,967)
  Distribution from venture capital investment funds.         -        71
  Maturity of SLH investments held to maturity. . . .       (16)   26,774

           Net cash provided by (used in)
              investing activities. . . . . . . . . .    (1,541)   24,878
                                                       ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Settlement of merger contingency. . . . . . . . . .     5,997         -
  Cash acquired in SLH merger . . . . . . . . . . . .         -       713
  Payments under capital lease                              (42)      (11)
  Minority interest investment in subsidiary. . . . .         -     1,000
                                                       ---------  --------

           Net cash provided by (used in)
              financing activities. . . . . . . . . .     5,955     1,702
                                                       ---------  --------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .    (7,707)   17,671
CASH AND CASH EQUIVALENTS,
  beginning of period . . . . . . . . . . . . . . . .    34,981    10,158
                                                       ---------  --------

CASH AND CASH EQUIVALENTS, end of period. . . . . . .  $ 27,274   $27,829
                                                       =========  ========


    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.     BASIS OF REPORTING

     The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, or high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

     The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC under the Securities Exchange Act of 1934, as amended, on March 31, 1999.

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

     On August 7, 1998, the Company's predecessor, Syntroleum Corporation, an Oklahoma corporation, merged with SLH Corporation, a Kansas corporation ("SLH"). This merger was accounted for as a reverse acquisition. The results of operations of SLH have been included in the results of Syntroleum since completion of the merger with SLH. Unaudited pro forma results of operations for the nine months ended September 30, 1998, as though the merger with SLH had occurred at January 1, 1998, are presented below. The proforma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or in future operating results of the combined operations:


                                    FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30, 1998
                                 ------------------------


Revenues. . . . . . . . . . . . .  $              10,703
Net income (loss) . . . . . . .               .   (4,727)
Basic and diluted earnings (loss)
   per share. . . . . . . . . . .  $                (.19)



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

2.     EARNINGS PER SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 2,798,619 shares of common stock at an average exercise price of $7.21 were not included in the computation of diluted earnings per share as inclusion of such options would be anti-dilutive.

3.     FOOTNOTES INCORPORATED BY REFERENCE

          Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the Company's December 31, 1998 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC, and are incorporated herein by reference as follows:



NOTE DESCRIPTION
---- ------------------------------------------



 1.  Summary of Significant Accounting Policies
 2.  Investments
 3.  Property and Equipment
 4.  Notes Receivable from Sale of Common Stock
 5.  Accrued Liabilities
 6.  Income Taxes
 7.  Supplemental Cash Flow Information
 9.  Lease Commitments
10.  Fair Value of Financial Instruments
11.  Cash Equivalents and Short-Term Investments
12.  Stock Options
13.  Significant Customers
14.  Stockholder Rights Plan




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following information in conjunction with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 1998 (including our audited financial statements and the accompanying notes).

OVERVIEW

     We are the developer and owner of a proprietary process (the "Syntroleum Process") designed to catalytically convert natural gas into synthetic liquid hydrocarbons ("gas to liquids" or "GTL"). The Syntroleum Process is a simplification of traditional GTL technologies aimed at substantially reducing both the capital cost and the minimum economical size of a GTL plant, as well as plant operating costs. A unique characteristic and primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. Although no commercial-scale GTL plant based on the Syntroleum Process has yet been built, we operate a nominal two barrel per day pilot plant in Tulsa, Oklahoma which has successfully demonstrated certain elements and variations of the Syntroleum Process. We have also participated with Atlantic Richfield Company ("ARCO"), a licensee of our GTL technology, in the successful design, construction, start-up, and on-going operation of a 70 barrel-per-day pilot plant located at ARCO's refinery at Cherry Point, Washington. We believe that a significant opportunity exists for the construction of cost-effective GTL plants due to the large volumes of natural gas reserves worldwide that are currently not marketable because distance to market makes use of those reserves uneconomical. Additionally, we believe that increasingly strict environmental regulations will increase demand for GTL products and, as a result, demand for the Syntroleum Process.

     Our strategy for commercializing the Syntroleum Process involves the following key elements: (1) entering into agreements with oil and gas industry participants to license the Syntroleum Process for use in GTL plants designed to produce synthetic crude oil and liquid fuels; (2) establishing joint ventures with oil and gas industry partners and/or financial partners to construct and operate GTL plants designed to produce specialty products; (3) making available mobile GTL plants to customers on a contract basis through efforts with industry partners and others; and (4) continuing to reduce plant costs and develop process improvements through research and development activities and acquisitions. To date, we have entered into master license agreements with Texaco, Inc. ("Texaco"), ARCO, and Marathon Oil Company ("Marathon"), and we have entered into volume license agreements with YPF International, Ltd., an affiliate of Argentina-based Yacimientos Petroliferos Fiscales, S.A. ("YPF"), Enron Capital & Trade Resources Corp. ("Enron"), and Kerr-McGee Corporation ("Kerr-McGee"). We received an aggregate of $11 million and rights to certain technologies in exchange for entering into these license agreements. We are currently in discussions with several oil and gas companies and others with respect to joint ventures to develop specialty product GTL plants. We have formed a joint venture with Enron with respect to the development of a specialty products plant and we are currently evaluating different potential international sites for this plant, including possible sites in Australia and Trinidad and Tabago. The schedule for construction of this proposed plant has not yet been finally determined.

We have entered into joint development arrangements with Texaco, ARCO, Marathon, Bateman Engineering, Inc. ("Bateman"), AGC Manufacturing Services, Inc. ("AGC"), GE Power Systems ("GE Power Systems"), DaimlerChrysler AG ("DaimlerChrysler"), Catalytica Combustion Systems, Inc. ("Catalytica Combustion Systems"), and AMEC Process and Energy Limited ("AMEC"). These agreements provide us access to the resources and technology of our development partners to enhance our efforts to commercialize the Syntroleum Process.

     Because we continue to incur costs with respect to developing and commercializing the Syntroleum Process and we do not anticipate recognizing any revenues from licensing our technology in the near future, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities or specialty product GTL plants.

OPERATING REVENUES

     General. During the periods discussed below, our revenues were generated from (1) sales of real estate holdings we received as a result of our merger with SLH, (2) reimbursement from our joint development partners for research and development activities associated with the Syntroleum Process and (3) other sources, including rent generated by real estate holdings owned by SLH prior to our merger with SLH. Because SLH had substantially reduced its real estate inventory prior to our merger with SLH, and we have sold several properties since the merger, we expect to receive lower levels of revenues from these sources in the future. In the future, we expect to receive revenue relating to the Syntroleum Process from five sources: licensing; catalyst sales; sales of products from specialty product GTL plants in which we own an equity interest; revenues from providing mobile GTL plants on a contract basis; and revenues from research and development activities carried out with industry partners. Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees, catalysts sales and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first such plant is constructed and begins commercial operation. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Our results of operations and cash flows are expected to be affected by changing natural gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in our operating revenues.

     License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of license contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights. Volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts. Regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In some cases, we have acquired technology, commitment of funds for joint development activities, services or other consideration in lieu of the initial cash deposit required in exchange for entering into a license agreement.

     Our site license agreements require fees to be paid in increments when certain milestones are achieved relating to plant design and construction. The amount of the license fee under our existing master and volume license agreements is determined pursuant to a formula based on the present value of the product of (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant, and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements (which are applied against any related up front deposits) and recognize 50% of license deposits and fees as revenue in the period during which the engineering process design package for a plant licensed under the agreement is delivered and the remaining 50% of the deposits and fees when the plant has passed agreed performance tests. The amount of license revenue we earn will depend on the construction of plants by licensees, as well as the number of licenses we sell in the future.

     Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements require our catalyst to be used in the initial fill for the licensee to receive our process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

     Specialty Product GTL Plant Revenues. We intend to develop several specialty product GTL plants in which we intend to retain significant equity interests. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide us ongoing revenues. The anticipated specialty products of these plants (i.e., synthetic lube base oils, synthetic drilling fluid, waxes and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins. We anticipate forming several joint ventures with oil and gas industry and financial partners in order to finance and operate these plants.

     Revenues from Providing GTL Plants on a Contract Basis. Through joint efforts with industry partners and others, we may make mobile GTL plants available to customers on a contract basis. We believe that there is a market for users who need GTL plants for applications that do not justify the capital investment of a dedicated GTL plant. We are currently doing preliminary design work for these types of plants.

     Joint Development Revenue. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensee partners and others. Through these joint development agreements, we may receive revenue as reimbursement for certain research and development expenses. Under some agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

     Real Estate Sales Revenues. As of September 30, 1999, our real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada; (2) a 49.9% interest in a community shopping center in Gillette, Wyoming; (3) land under development in Houston, Texas (336 acres comprising the "Houston Project") and nine acres in Corinth, Texas, and (4) an equity investment in a hotel located in Tulsa, Oklahoma. This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH. The total real estate inventory had an aggregate carrying value at September 30, 1999 of approximately $5.6 million. All of our real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma. The Houston Project is being developed for commercial and residential use and we have recently begun selling residential lots to home builders. Subsequent to the end of the third quarter, we entered into an agreement to sell our Reno, Nevada parking garage to a casino operator in Reno for a purchase price of $3,000,000. Closing of the transaction is subject to satisfaction of several conditions. If the transaction closes, we expect to finance a portion of the purchase price. Closing expected to occur late in the first quarter of 2000.

The timing of real estate sales will create variances in our period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale other than as necessary for our core business, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

OPERATING EXPENSES

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment. Following our merger with SLH, our operating expenses have also included costs of real estate sold and real estate development expense. Our operating expenses have increased as we have expanded our research and development, engineering and commercial operations, and these expenses are expected to continue to increase. We also expect to continue to incur higher pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology.


RESULTS OF OPERATIONS

     OVERVIEW

     During the third quarter of 1999, we continued our efforts on several fronts to commercialize our GTL technology. Construction of the pilot plant facility jointly developed by us with ARCO at ARCO's refinery located in Cherry Point, Washington was completed and the plant was successfully started up in July. The plant is currently being operated and we continue to gather data and experience from plant operations which will be useful in our efforts to apply this version of our GTL technology on a commercial basis.

     We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater project. These activities included completion of the erection and operation of new pilot scale Fischer-Tropsch reactors. Operation of these reactors will allow us to complete a battery of confirmation tests and begin detailed engineering of our proposed Sweetwater plant during the fourth quarter of 1999 or early in the first quarter of 2000.

     We also continued our efforts to advance numerous other aspects of the Sweetwater project. We have identified Australia and Trinidad and Tobago as potential sites for the proposed Sweetwater plant. We are now engaged in advanced negotiations regarding site location and related infrastructure and gas supply. We are also in final negotiations with an engineering, procurement and construction contractor to provide a fixed price for the design and construction of the plant. While we are encouraged by our progress, there remain a number of issues, including financing, to be addressed over the next several months in order to successfully complete engineering and begin construction of this proposed plant.


     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $792,000 in the third quarter of 1999, up $157,000 from the third quarter of 1998 when they were $635,000. The increase was primarily due to revenue from ARCO in connection with research and development activities related to the construction and preparation for start-up of a GTL pilot plant at ARCO's Cherry Point, Washington refinery under a joint development agreement with ARCO. This increase is partially offset by the completion during 1998 of construction of the hybrid, multiphase (HMX) reactor at our pilot plant that was funded by Texaco under our joint development agreement.

     Real Estate Sales. Real estate sales were $590,000 in the third quarter of 1999, down from $1,560,000 in the third quarter of 1998, when we sold our remaining real estate in New Mexico. Real estate sales in the third quarter of 1999 reflect the sale of 32 lots of the Houston Project.

     Other Revenues. Other revenues were $166,000 in the third quarter of 1999, up from $119,000 in the third quarter of 1998. The increase resulted primarily from parking and retail rentals at our parking garage in Reno, Nevada.

     Cost of Real Estate Sales and Real Estate Operating Expense. The cost of real estate sales was $345,000 in the third quarter of 1999, down from $1,538,000 in the third quarter of 1998. The decrease resulted from reduced real estate sales in 1999 compared to 1998. Real estate operating expenses were $192,000 in the third quarter of 1999 compared to $145,000 in the third quarter of 1998. These expenses include operating expenses relating to the development or disposal of the remaining SLH real estate.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $3,199,000 in the third quarter of 1999, up $1,968,000 from the third quarter of 1998 when these expenses were
$1,231,000.   The increase occurred as a result of ongoing expansion of our pilot plant facility and the purchase of equipment for our recently acquired technology center, both in Tulsa, Oklahoma.

     General and Administrative Expenses. General and administrative expenses were $2,676,000 in the third quarter of 1999, down $167,000 from the third quarter of 1998 when these expenses were $2,843,000. The decrease is attributable to decreased outside professional fees as a result of higher staffing levels, partially offset by higher rent expense.

     Investment, Interest and Other Income (Expense). Investment, interest and other income decreased to $387,000 in the third quarter of 1999, down $38,000 from the third quarter of 1998 when this income was $425,000. The decrease was primarily attributable to minority interest expense incurred with respect to the Houston Project in the third quarter of 1999.

     Provision for Income Taxes. We incurred a loss in both the third quarter of 1999 and the third quarter of 1998 and did not recognize an income tax benefit for such loss.

     Net Income (loss). In the third quarter of 1999, we experienced a loss of $4,477,000. The loss was $1,459,000 higher than the third quarter of 1998 when we experienced a loss of $3,018,000. The increase in the loss is a result of the factors described above.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Joint Development Revenue. Revenues from joint research and development and pilot plant operations were $1,942,000 in the first nine months of 1999, up $456,000 from the first nine months of 1998 when they were $1,486,000. The increase was primarily due to revenue from ARCO in connection with research and development activities related to the construction and preparation for start-up of a GTL pilot plant at ARCO's Cherry Point, Washington refinery under a joint development agreement with ARCO. This increase is partially offset by the completion during 1998 of construction of the hybrid, multiphase (HMX) reactor at our pilot plant that was funded by Texaco under the joint development agreement with Texaco.

     Real Estate Sales. Real estate sales were $1,110,000 in the first nine months of 1999, down from $1,560,000 in the first nine months of 1998, when we sold our remaining real estate in New Mexico. Real estate sales in the first nine months of 1999 reflect the sale of two acres in the Kansas City metropolitan area and 32 lots of the Houston Project.

     Other Revenues. Other revenues were $491,000 in the first nine months of 1999, up from $119,000 in the first nine months of 1998. The increase resulted primarily from higher parking and retail rentals at our parking garage in Reno, Nevada.


     Cost of Real Estate Sales and Real Estate Operating Expense. The cost of real estate sales was $749,000 in the first nine months of 1999, down from $1,538,000 in the first nine months of 1998. The decrease resulted from reduced
real estate sales during the 1999 period compared to the 1998 period.   Real
estate operating expenses were $581,000 in the first nine months of 1999 compared to $145,000 in the first nine months of 1998. These expenses include operating expenses relating to the development or disposal of our remaining real estate.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $7,736,000 in the first nine months of 1999, up $4,227,000 from the first nine months of 1998 when these expenses
were $3,509,000.   The increase occurred as a result of ongoing expansion at the pilot plant facility and the purchase of equipment for our recently acquired technology center, both in Tulsa, Oklahoma.

     General and Administrative Expenses. General and administrative expenses were $7,355,000 in the first nine months of 1999, up $86,000 from the first nine months of 1998 when these expenses were $7,269,000. The increase is attributable to higher wages, salaries and other overhead costs resulting from higher staffing levels as well as higher rent expense.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $1,538,000 in the first nine months of 1999, up $908,000 from the first nine months of 1998 when this income was $630,000. The increase was primarily attributable to interest income from higher cash balances following the merger with SLH.

     Provision for Income Taxes. We incurred a loss in both the first nine months of 1999 and the first nine months of 1998 and did not recognize an income tax benefit for such loss.

     Net Income (loss). In the first nine months of 1999, we experienced a loss of $11,340,000. The loss was $2,674,000 greater than the first nine months of 1998 when we experienced a loss of $8,666,000. The increase in the loss is a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     As of September 30, 1999, we had $30,935,000 in cash and short-term investments and $2,358,000 in current liabilities. We do not currently have any material outstanding debt or lines of credit. Prior to our merger with SLH, our primary sources of liquidity were equity capital contributions and prepaid license fees and our principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At September 30, 1999, we had $2,614,000 in accounts and notes receivable outstanding which are primarily related to joint development activities with our joint development partners.

     Cash flows used in operations were $12,121,000 in the first nine months of 1999 compared to $8,909,000 during the first nine months of 1998. The increase in cash flows used in operations during the first nine months of 1999 compared to the first nine months of 1998 was primarily the result of an increase in expenditures on real estate under development in Houston, Texas, and continued expenditures on pilot plant, engineering and research and development activities. The increase was partially offset by our sale of the remaining two acres of real estate in Kansas City and the sale of 32 lots of the Houston Project.

     Cash flows provided by (used in) investment activities were $(1,541,000) in the first nine months of 1999 compared to $24,878,000 in the first nine months of 1998. The increase in cash flows used in investing activities in the first nine months of 1999 compared to the first nine months of 1998 resulted from the maturity of SLH investments and lower spending on property and equipment.

     Cash flows provided by financing activities were $5,955,000 in the first nine months of 1999 compared to $1,702,000 in the first nine months of 1998. The increase was primarily due to the receipt of approximately $6.0 million in satisfaction of a judgment in our favor which was a contingency of the merger with SLH. These funds have been recorded as additional paid in capital. Cash flows in 1998 primarily reflected the investment by Enron in Syntroleum/Sweetwater Company, LLC.

     The construction of our specialty product GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will also involve significant expenditures. We intend to seek additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or equity financing in the capital markets. In the event necessary capital resources are not available to us, our GTL plant development and other activities may be curtailed.


     INITIAL SPECIALTY PRODUCT GTL PLANT

     In May 1997, we formed a joint venture to develop, own and operate an 8,000 to 10,000 barrel-per-day specialty product GTL plant which is known as the "Sweetwater project". We have issued a site license and contributed a total of $2 million to the joint venture. The original structure of the joint venture provided for our contribution of an additional $15 million at the closing of the financing for the plant and we would retain a majority interest. In January 1998, Enron contributed $1 million in exchange for a four percent interest in the joint venture and agreed to contribute an additional approximately $14 million in exchange for an additional seven percent interest upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for construction of the plant, the execution of fixed price engineering and construction contracts, and the execution of acceptable agreements for the sale of products produced at the plant.

The Sweetwater project originally anticipated that the plant would be located in the United States. However, because of the availability of large quantities of foreign gas at prices significantly below prices for gas available in this country and the resulting favorable impact on the economics of the project, we have been actively pursuing various foreign sites for the plant's location. As a result, we anticipate that the structure and terms of the original Sweetwater project joint venture will be modified if, and when, a foreign site is finally selected.

  The capital costs of the Sweetwater project are currently expected to be funded by a combination of project senior and subordinated debt and equity financing. Our actual ownership percentage and the ownership percentage of any other equity investors will depend on the terms of the debt and equity financings.

     During the first nine months of 1999, we continued to pursue development of the Sweetwater project. We are currently reviewing preliminary design and cost estimates for the plant and exploring sources of debt and equity capital to fund final design and construction. However, there can be no assurance that the necessary capital for this project will be obtained. The site and schedule for construction of this plant has not yet been finally determined.

YEAR 2000 COMPLIANCE

     Historically, certain computerized systems have used two digits rather than four digits to define the applicable year, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue." We recognize that the impact of the Year 2000 issue extends beyond traditional computer hardware and software to automated systems and instrumentation, as well as to third party vendors, suppliers, customers, banks and to the securities markets.

     Our computer hardware and software and automated systems and instrumentation were acquired during the past two years. Based on the recent date of purchase and assertions made by the vendors of these systems, we believe these systems are Year 2000 compliant.

     With respect to external parties, we are in the process of completing our assessment of the level of risk to us of non-compliance by the external parties and, to the extent we deem necessary, we contacted those external parties deemed to be significant to our operations. Based on assertions made by these external parties, we do not believe that a material uncertainty exists of noncompliance by an external party which would significantly affect our operations.

     Because of the number of external risks involved, we believe there is likely to be some disruption in our business as a result of noncompliance by third parties. Of all the external risks, we believe that the most reasonably likely worse case scenario would be a business disruption resulting from lack of utilities such as electric power, gas and water service as well as failure of telephone service. Based on our information regarding the readiness of third parties, we expect that any Year 2000 disruption would be of short duration. However, we are unable to determine the potential business interruption costs that might be incurred as a result of Year 2000 disruptions.

We are currently exploring contingency plans in the event of possible business interruptions. We intend to address possible emergency situations such as the need for security, power outages and telecommunications failures. In particular, on December 31, 1999, we intend to shut down most of our computer based systems in order to guard against possible damage to those systems or loss of data as a result of such failures. We expect that our contingency planning will continue to the end of 1999 and the beginning of 2000.

The total cost of Year 2000 activities to date has not been, and future costs are not expected to be, material to our operations, liquidity or capital resources. Despite our assessment to date, there can be no assurance as to the ultimate effect that the Year 2000 issues will have on us.

     Our assessment of Year 2000 issues involves many assumptions, and our assumptions may prove to be inaccurate and actual results could differ significantly from these assumptions. In conducting our Year 2000 compliance efforts, we have relied primarily on seller representations with respect to our internal computerized systems and representations from third parties with which we have business relationships and have not independently verified these representations. These representations might not prove to be accurate. We could be adversely affected by business disruptions of a greater magnitude than anticipated or from a failure of our contingency plans to adequately address problems. We are also continuing to monitor Year 2000 risks and compliance and expect this work to continue through 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No.
133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We have not yet determined the timing or effect of adopting SFAS No. 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had short-term investments in the form of U.S. Treasury securities as of September 30, 1999. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at September 30, 1999 was approximately 5.3%.

     We do not currently conduct any material operations in foreign markets. Accordingly, we do not have material market risk related to foreign exchange rates.

     We do not purchase futures contracts nor do we purchase or hold any derivative financial instruments.




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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K.  Not applicable.

     Exhibits. The following exhibits are filed as part of this quarterly report:

     27     Financial Data Schedule.

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

                              SYNTROLEUM CORPORATION, a Delaware
                              corporation (Registrant)


Date: November 11, 1999                    By:     /s/ Mark A. Agee
                                                   ----------------
                                                   Mark A. Agee
                                                   President and Chief Operating
                                                   Officer


Date: November 11, 1999                    By:     /s/ Randall M. Thompson
                                                   -----------------------
                                                   Randall M. Thompson
                                                   Chief Financial Officer
                                                  (Principal Financial
                                                   Officer)

                            INDEX TO EXHIBITS
EXHIBIT
   NO.                   DESCRIPTION OF EXHIBIT
-------    ---------------------------------------------------------------


     27     Financial Data Schedule.

____________________

*  Incorporated by reference as indicated.