Form 10-K
period 1999-12-31
SYNTROLEUM CORP
filed 2000-03-13
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

 (MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

[  ]    TRANSITION  REPORTING PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  ______  TO
        ______.

                           COMMISSION FILE NO. 0-21911

                             SYNTROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


                     DELAWARE                    73-1565725
          (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification No.)


                         1350 SOUTH BOULDER, SUITE 1100
                           TULSA, OKLAHOMA  74119-3295
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (918) 592-7900

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                       and
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.  YES  X  NO  __
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  [    ]

At March 1, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $353,350,030 million based on the closing price of such stock on such date of $22.00 per share (assuming solely for this purpose that all of the registrant's directors, executive officers and 10% stockholders are its affiliates).

At March 1, 2000, the number of outstanding shares of the registrant's common stock was 27,297,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.



                                          TABLE OF CONTENTS
                                                                                                  PAGE
                                                                                                  ----
                                                PART I


Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  26

                                               PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . .  26
Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  28
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk. . . . . . . . . . . . . .  38
Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .  38
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  38

                                               PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .  38
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .  45
Item 13.   Certain Relationships and Related Party Transactions . . . . . . . . . . . . . . . . .  47

                                               PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . .  47


                             FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of gas to liquids plants, the value and markets for plant products, testing, certification, characteristics and use of synthetic fuels and alternative fuels, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kind of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas to liquids plants will exceed current estimates, commercial-scale gas to liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas to liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Annual Report on Form 10-K.

     As used in this Annual report on Form 10-K, the terms "we," "our" or "us" Mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                                     PART I

ITEM  1.  BUSINESS

OVERVIEW

     We are the developer and owner of the Syntroleum Process, a proprietary process designed to catalytically convert natural gas into synthetic liquid hydrocarbons. The Syntroleum Process is a simplification of traditional gas to liquids, or "GTL," technologies aimed at substantially reducing the capital and operating costs and the minimum economical size of a GTL plant. A primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. We believe that the Syntroleum Process can, in some circumstances, be cost effective in GTL plants with throughput levels ranging from 2,000 to 50,000 barrels per day and larger. Due to their relatively small size, we believe that GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels, allowing these mobile plants to be used at a variety of locations, including isolated and offshore areas. Although no commercial-scale GTL plant based on the Syntroleum Process has been built yet, we have successfully demonstrated many elements and variations of the Syntroleum Process in laboratory tests and pilot plant operations.

     GTL plants can be designed to refine the synthetic liquid hydrocarbons, also known as "synthetic crude oil," produced by the Syntroleum Process into higher margin liquid fuels like diesel, kerosene and naphtha, or specialty products like synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins as well as chemical and fuel cell feedstocks. Synthetic crude oil produced by the Syntroleum Process has performance and environmental benefits and is substantially free of contaminants normally found in crude oil, including sulphur, aromatics and heavy metals.

     We believe that a significant opportunity exists for the use of cost-effective GTL plants due to the large resource base of natural gas worldwide and the large volume of natural gas that is currently stranded. Stranded gas exists in reservoirs that have been discovered but for which no economical market has been found. The United States Department of Energy has reported worldwide identified natural gas reserves of 5,011 trillion cubic feet as of January 1, 1996. Wood MacKenzie Consultants Limited and others have estimated that of the world's identified natural gas reserves, approximately one-half, or 2,500 trillion cubic feet, are stranded. If converted using GTL technology, this stranded gas could generally produce approximately 250 billion barrels of synthetic crude oil. According to industry sources, approximately
15.5 trillion cubic feet of stranded natural gas was flared, vented or reinjected in 1996. If converted using GTL technology, this gas could generally produce approximately 1.5 billion barrels of synthetic crude oil per year, or
4.1 million barrels per day.

BUSINESS STRATEGY

     Our objective is to be a leading GTL technology provider to the oil and gas industry. Our business strategy to achieve this objective involves the following key elements.

     Broadly License the Syntroleum Process. We intend to continue offering licenses to the Syntroleum Process and related proprietary catalysts to the oil and gas industry for the production of synthetic crude oil and liquid fuels primarily outside of North America. To date, we have entered into license agreements with Texaco Inc., ARCO, Marathon Oil Company, YPF International, Ltd., an affiliate of Repsol YPF, S.A., Enron Capital & Trade Resources Corp., and Kerr-McGee Corporation. In February 2000, we signed a letter of intent with the Commonwealth of Australia to license the Syntroleum Process. We believe that substantial long-term revenues can be derived from license fees and catalyst sales to licensees.

     To support our licensing efforts and facilitate the design and construction of GTL plants by our licensees, we intend to continue to establish relationships with engineering companies and manufacturers of critical components. We have established strategic relationships with the engineering firms of Bateman Engineering, Inc., Tessag Industrie-Anlagen GmbH (formerly Klockner Industrie-Anlagen GmbH), a subsidiary of RWE AG, the sixth largest company in Germany, and AMEC Process and Energy Limited, a British engineering company. In addition, we have established strategic relationships with critical component and process vendors, including Criterion Catalyst Company, L.P. (a catalyst manufacturer whose owners are Royal Dutch Shell Petroleum Company and Cytec Industries), Catalytica Combustion Systems, Inc., GE Power Systems and Lyondell Chemical Company. We continue to actively pursue similar relationships with other engineering companies and component vendors.

     We generally obtain title or exclusive rights to inventions or improvements that result from our joint development activities with others. Under our license agreements, we obtain royalty-free license rights, including sublicense rights, to all inventions or improvements relating to the Syntroleum Process that are commercially used by our licensees. As a result of these rights, we believe that widespread licensing, combined with our research and development activities to further improve the Syntroleum Process, will enhance our ability to gain an advantage over competing technologies and allow us to strengthen our relationships with our existing licensees and attract new licensees.

     Own Specialty Product GTL Plants. We intend to establish joint ventures with our licensees and other oil and gas industry and financial partners to design, construct and operate GTL plants designed to produce fuels and high margin specialty products. Our license agreements do not permit our licensees to use the Syntroleum Process for the production of specialty products due to our desire to retain these markets for our own commercial development. We are developing our first commercial scale GTL specialty products plant, which we plan to locate in Western Australia. We expect this plant to be owned by a joint venture between us, Enron, Methanex Corporation and others. Specialty product plants would enable us to gain experience with the commercial operation of plants based on the Syntroleum Process and, if successful, would provide more consistent revenues than license fees.

     Further Reduce Costs Through Research and Development Activities and Acquisitions. We intend to continue our research and development activities with a focus on developing further improve-ments to the Syntroleum Process and further reducing the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities using our own resources and through joint development arrangements with our licensees and other industry partners. Texaco, ARCO, Marathon, Bateman, GE Power Systems and DaimlerChrysler AG have participated or are currently participating with us in
specific joint development projects.   In addition, we have a catalyst research
and development relationship with Catalytica Advanced Technologies, Inc., Criterion and Englehard Corporation. We have also entered into a letter of intent with the Commonwealth of Australia to work with Australian universities and research institutions to advance our GTL technology. We are actively pursuing relationships with other oil and gas companies, engineering companies and technology providers as potential joint development partners or providers of complementary technologies that might enhance or improve the Syntroleum Process.

     We also review technological advances made by others and actively seek to acquire technologies that enhance the Syntroleum Process. Through our license and joint development agreements, we have acquired proprietary technologies, patents and patent applications relating to several improvements to the Syntroleum Process.

     We believe that the network created through our license and joint development agreements, along with our strategic alliances with engineering companies and critical component vendors, will allow us to more rapidly commercialize and improve the Syntroleum Process. We also believe that this network will provide us and our licensees with an important competitive advantage and enhance our ability to attract additional licensees and joint development partners.

     Our major customers for licensing and contract GTL plants are expected to be energy companies worldwide with significant stranded natural gas reserves that cannot be marketed economically and are therefore generally shut-in, flared or reinjected. We believe that these energy companies could significantly enhance the value of their reserves by using the Syntroleum Process to convert natural gas into liquids that could be marketed economically. Our major customers for specialty products are expected to include many of these energy companies, as well as a variety of manufacturing, chemical, refining and oil field service companies.

INDUSTRY OVERVIEW

     We believe that significant opportunity exists for the use of cost-effective GTL plants due to (1) the large volume of natural gas that is currently stranded and (2) the significant liquid hydrocarbon markets available to absorb the production from GTL plants.

     HISTORICAL DEVELOPMENT OF GTL TECHNOLOGY

     The basis for most GTL technologies, including the Syntroleum Process, originated in 1923 when two German chemists, Franz Fischer and Hans Tropsch, discovered that synthesis gas (carbon monoxide and hydrogen) could be catalytically converted into synthetic hydrocarbons using a precipitated cobalt
catalyst.   In the Fischer-Tropsch reaction, the synthesis gas in contact with the catalyst surface at appropriate temperatures and pressures causes a chemical reaction that produces hydrocarbons and byproducts consisting primarily of water and carbon dioxide.

     Prior to and during World War II, development of the Fischer-Tropsch process occurred primarily in Germany. Due to Germany's significant coal resources and limited oil and gas resources, these development activities focused exclusively on the conversion of coal into fuels and chemicals. Between 1934 and 1945, nine government-funded coal-to-liquids plants were built in Germany using coal as the feedstock.

     Following World War II, development efforts continued in the United States and South Africa. In 1950, Texaco participated in the Hydrocol plant, which was an 8,000 barrel per day synthetic fuel plant that was built in Brownsville, Texas and used natural gas as the feedstock. Although the plant was a technical success, it was not economic to operate because a new gas pipeline and changes in the price of oil created a more economic market for the natural gas, which resulted in the shutdown of the plant in 1953. In 1950, the South African government formed a predecessor of Sasol (which was later privatized) to develop synthetic fuels using coal as the feedstock. Three coal-to-liquids plants were built in South Africa between 1955 and 1982, and a natural gas based plant was built in 1993. Each of these plants is still in operation today.

     Following the oil embargo of 1973, further development efforts focused on utilizing both coal and natural gas to produce synthesis gas for the Fischer-Tropsch process. Several major oil companies and several governments funded research into synthetic fuels. The worldwide recession of 1982 and the related drop in oil prices resulted in the termination of most coal-related development activities. However, development activities related to the conversion of natural gas continued during the 1980's and 1990's. In 1985, Mobil built a gas to liquids plant in Montuni, New Zealand, and in 1993 Shell built a gas to liquids plant in Bintulu, Malaysia. Neither of these plants remains operational as a gas to liquids plant. Several major oil companies, including BP Amoco, Chevron, Conoco, Exxon, Phillips and Shell, have recently announced projects to construct gas to liquids plants.

     Assuming that oil prices in the range of $15 to $20 per barrel will prevail, the generally accepted capital cost target for a GTL plant to be cost effective for the production of transportation fuel, is $30,000 per barrel of daily plant capacity or less. We believe that to date no company has built a commercial-scale GTL plant that has broken this cost barrier. In addition, we believe that each of the current competitive GTL technologies has taken in excess of ten years to develop.

     NATURAL GAS RESOURCE BASE

     Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil and natural gas. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the oil and gas resource base.
We have not independently verified this information. Accordingly, we can give no assurance as to the existence or recoverability of the estimates of identified reserves of oil and natural gas set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas into amounts of synthetic crude oil assume that all of the referenced natural gas could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas, the composition of the natural gas and process conditions selected for the plant and this variance may be material.

     The world's natural gas resource base is very large. The United States Department of Energy has reported worldwide identified natural gas reserves of approximately 5,011 trillion cubic feet as of January 1, 1996. If converted using GTL technology, this gas could generally produce approximately 500 billion barrels of synthetic crude oil.

     The following table presents the 1996 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region.

               1996 WORLDWIDE NATURAL GAS RESERVES, CONSUMPTION AND RESERVE LIFE


                                                                                     RESERVES TO
                                                                        1996         CONSUMPTION
         REGION                                      RESERVES        CONSUMPTION        RATIO
-------------------------------------------   -------------------   --- ----------  --------------
                                                                      (TRILLION
                                                (TRILLION CUBIC FEET)  CUBIC FEET)     (YEARS)

Central and South America. . . . . . . . . .                     214           3.0              71
Africa and the Middle East . . . . . . . . .                   1,960           6.0             327
Asia . . . . . . . . . . . . . . . . . . . .                     363           8.0              45
Europe . . . . . . . . . . . . . . . . . . .                     169          12.3              14
North America. . . . . . . . . . . . . . . .                     299          26.0              11
Russia and other former Soviet Union regions                   2,006          22.0              91
                                              ----------------------  ------------  --------------
     Total . . . . . . . . . . . . . . . . .                   5,011          77.3              65
                                              ======================  ============  ==============

______________________________
Source:  Oil  &  Gas  Journal,  August  11,  1997

     Additionally, according to the August 11, 1997 edition of the Oil & Gas Journal, identified natural gas reserves have grown at a rapid rate, almost doubling in size from 2,540 trillion cubic feet in 1976 to 5,011 trillion cubic feet in 1996. This has extended the reserve life for worldwide identified reserves from 53 years in 1976 to 65 years in 1996. This increase occurred despite the fact that, over the same time frame, demand for natural gas increased 60%. We believe these statistics demonstrate the need for a cost-effective market for this resource.

     NATURAL GAS FIELD SIZE DISTRIBUTION

     The table below lists an estimate of the distribution, by field size, of natural gas fields located outside North America. Only 86 of these fields are larger than five trillion cubic feet, which is generally considered to be the minimum size necessary to support the development of a full-scale liquid natural gas plant. We believe that fields with natural gas reserves as low as .01 trillion cubic feet can economically support a GTL plant based on the Syntroleum Process. Based on field size and portability, we believe GTL plants based on the Syntroleum Process can potentially access over 2,000 of these fields, representing approximately 95% of the total reserves held in these fields.

          THE WORLD'S NATURAL GAS FIELDS

        RESERVES                  NUMBER OF FIELDS
---------------------              ----------------
(TRILLION CUBIC FEET)
Between 50 and 500                          15
Between 5 and 50                            71
Between 1 and 5                            234
Between .5 and 1                           269
Between .25 and .5                         276
Between .1 and .25                         475
Between .01 and .1                       1,195
Less than .01                            1,913
                                         -----
      Total                              4,448
                                         =====

_____________________
Source:  Oil  &  Gas  Journal,  February  15,  1993


     STRANDED NATURAL GAS RESERVES

     Wood MacKenzie, an international consulting firm, and others have estimated that of the world's identified natural gas reserves, approximately one-half, or 2,500 trillion cubic feet, are stranded. If converted using GTL technology, this stranded gas could generally produce approximately 250 billion barrels of synthetic crude oil.

     The term "stranded gas" generally refers to gas which exists in reservoirs that have been discovered, but no economical market can be found for the production, or production would be too prolific for the limited markets available. Natural gas that is stranded can be managed in the following ways.

     Shut-in Natural Gas. When stranded natural gas reserves have no associated oil reserves, the natural gas is typically not produced. Based on a resource study prepared for us by Petroconsultants, Inc., there are at least 394 fields of at least .5 trillion cubic feet located outside North America that are not associated with oil reserves and hold approximately 1,488 trillion cubic feet of currently unmarketable natural gas reserves. If converted using GTL technology, this gas could generally produce approximately 149 billion barrels of synthetic crude oil.

     Flared and Vented Natural Gas. When stranded natural gas reserves are associated with oil reserves, the natural gas produced is typically flared or vented if allowed by applicable law. According to industry sources, an aggregate of approximately 4.1 trillion cubic feet of natural gas was flared or vented worldwide in 1996. If converted using GTL technology, this gas could generally produce approximately one million barrels per day of synthetic crude oil.

     Re-injected Natural Gas. When flaring is not permitted by law and the nature of the geologic formation permits, stranded natural gas is often reinjected when associated with oil reserves. According to industry sources, approximately 11.4 trillion cubic feet of natural gas was reinjected worldwide in 1996. If converted using GTL technology, this gas could generally produce approximately three million barrels per day of synthetic crude oil.

     Shut-in Oil. The presence of natural gas in association with oil reserves often results in the oil and gas not being produced if flaring is not permitted by law and reinjection of the natural gas is not a practical alternative due to the nature of the geologic formation or the economics of the project. We are not aware of any published estimates of shut-in oil reserves.

     The large amount of stranded natural gas is caused by four primary factors: the overall size of the gas resource base and the relatively small size of many fields, as discussed above, the location of the gas relative to its markets, the cost to transport the gas to those markets and the relatively small size of the markets for products like ammonia and methanol that can be made from the gas.

     Location of Gas Relative to Markets. Much of the world's stranded natural gas is located in areas where there is no local market and the distance to large consuming areas is great. This makes transportation costs high and often renders development projects uneconomic. As shown in the table under "-Industry Overview-Natural Gas Resource Base" above, the Africa, Middle East and Russia and other former Soviet Union regions have a large percentage of reserves, low levels of production and long distances from gas markets. This situation creates stranded gas, which is manifested in the high reserve-to-production ratios shown.

     Transportation Costs. Even in circumstances where a transportation system is available for natural gas, the cost of transporting natural gas in a gaseous state is generally substantially higher, on an energy equivalent basis, than that of oil. For example, according to published pipeline tariffs, the cost to transport natural gas approximately 1,600 miles via pipeline from Houston to Boston is approximately $.80 per million British thermal units, equal to $4.80 per barrel of oil equivalent, assuming 6 million British thermal units per barrel, while the cost to transport crude oil from the Middle East via tanker to Boston, a distance of approximately 6,500 miles, is less than $1.00 per barrel.

     Natural gas can also be transported as liquefied natural gas. In an article published in the July 3, 1995 edition of the Oil & Gas Journal, Mobil Oil Corporation estimated that a five million ton per year liquefied natural gas plant would incur capital costs of between $9 and $13 billion (including conversion plant, dedicated liquefied natural gas tankers and regasification facilities). On the other hand, we estimate that a GTL plant producing the same energy output would cost substantially less and would not necessarily require dedicated shipping or unloading facilities.

     Small Alternative Natural Gas Markets. We estimate that the worldwide liquefied natural gas market is approximately 1.2 million equivalent barrels per day, which is relatively small compared to the approximately 57 million barrels per day transportation fuels markets. Natural gas can also be converted to ammonia and methanol. We currently estimate that the market for ammonia on a barrel of oil equivalent basis is approximately 780,000 barrels per day and the market for methanol on a barrel of oil equivalent basis is approximately 280,000 barrels per day. These markets are small relative to the size of the worldwide natural gas resource base and relative to the approximately 74 million barrels per day market for crude oil and related products.

     MARKETS FOR SYNTHETIC CRUDE OIL PRODUCTS

     The markets for many of the products that can be produced using the Syntroleum Process and conventional refining techniques are very large. We believe that even if substantial volumes of synthetic crude oil created from natural gas were to flow into these markets, these additional volumes would not cause a significant degradation of price. The following table presents the worldwide consumption of refined petroleum products for the years 1986, 1991 and 1996.
        WORLDWIDE CONSUMPTION OF REFINED PETROLEUM PRODUCTS


      PRODUCT                           1986    1991    1996
----------------------                -------  ------  ------
                                       (MILLIONS OF BARRELS)
Gasolines (1). . . . .                  5,022   5,609   6,431
Middle Distillates (2)                  6,012   6,820   8,253
Others (3) . . . . . .                  6,600   7,216   7,790
                                      -------  ------  ------
    Total. . . . . . .                 17,634  19,645  22,474
                                      =======  ======  ======



_________________
(1)     Consists of aviation and motor gasoline and light distillate feedstock.
(2)     Consists of jet and heating kerosenes and gas and diesel oils.
(3) Consists of fuel oil, refinery gas, propane, solvents, petroleum coke, lubricants, bitumen, wax and refinery fuel and loss.

Source: The British Petroleum Company p.c. Statistical Review of World Energy, 1997.

THE SYNTROLEUM SOLUTION

     We expect that the Syntroleum Process will be an attractive solution for oil and gas companies with stranded natural gas reserves based on our belief that the Syntroleum Process can be:

      a relatively low cost process,

      used in relatively small formats,

      adaptable to feedstock quality, the location of the reserves and the desired end products, and made portable in sizes up to 10,000 barrels per day.

     Low Cost. Historically, the most significant obstacle to widespread commercial use of GTL technology has been cost. Because the Syntroleum Process is less complex than traditional GTL technologies, we believe that GTL plants based on the Syntroleum Process will have lower capital and operating costs than comparable-sized GTL plants based on traditional technology.

     Small Formats. Given the large number of small fields containing unmarketable natural gas, GTL plants that are economic only at high levels of throughput have limited application. For example, of the 4,448 natural gas fields located outside North America shown in the table under "Industry Overview-Natural Gas Field Size Distribution" above, (1) approximately 86 contain sufficient reserves to support a 50,000 barrels per day plant, (2) approximately 234 contain sufficient reserves to support a 10,000 to 50,000 barrels per day plant, (3) approximately 269 contain sufficient reserves to support a 5,000 to 10,000 barrels per day plant, and (4) approximately 275 contain sufficient reserves to support a 2,500 to 5,000 barrels per day plant, in each case for a typical 30-year plant life. In addition, approximately 1,670 of these 4,448 fields contain sufficient reserves to support a 2,000 barrels per day plant for less than a 30-year plant life. We believe that GTL plants based on the Syntroleum Process can be cost-effective at throughput levels as low as 2,000 barrels per day and consequently could potentially be used at over 2000 of these fields, representing approximately 95% of the total reserves held in these fields.

     Adaptable. We also believe that GTL plants based on the Syntroleum Process can be adapted to use lower quality feedstock and can be located in isolated and remote locations. Many impurities must be removed from natural gas prior to processing using traditional GTL technology. However, we believe that some impurities like nitrogen and carbon dioxide will not need to be completely removed from natural gas feedstock for GTL plants based on the Syntroleum Process. Due to their relatively small size, we believe GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels, allowing these plants to be used at a variety of locations, including isolated and offshore areas where we believe a majority of natural gas fields are located. Moreover, because the Syntroleum Process is a net energy generator, we believe that these plants can be located in remote areas without the need for any additional power supply.

     Portable. Because of their high capital costs, gas pipelines and other traditional methods for commercialization of natural gas resources require significant reserves and established local markets to be economically feasible. However, due to the potential portability of smaller-sized GTL plants based on the Syntroleum Process, we believe that these plants may in some circumstances be used to convert smaller quantities of in-place reserves than would be necessary to support a traditional project. We also believe that this portability, together with the global nature of the markets for liquid hydrocarbons, will reduce the risk involved in GTL projects as compared to traditional methods of commercialization.

IMPLEMENTATION OF SYNTROLEUM'S BUSINESS STRATEGY

     The following sets forth our progress to date in implementing our business strategy. Although we have made significant progress towards commercializing the Syntroleum Process, we can give no assurance that licensees will construct any plants under their license agreements, that we will be able to obtain financing for specialty product or mobile GTL plants, that design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful or that these plants will be constructed or utilized on a cost-effective basis. See "Risks Relating to the Syntroleum Process" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Additional Financing Requirements and Access to Capital Funding."

     LICENSING ARRANGEMENTS

     We currently market four types of license agreements:

     Master license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide. The licenses generally exclude the right to use the Syntroleum Process in North America due to our desire to retain this region for our own commercial development and in China and India due to intellectual property protection concerns.

     Volume license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process in areas outside of North America, China and India, subject to specified aggregate production capacity limits.

     Regional license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region. The designated regions are not expected to include North America, China or India.

     Site license agreements generally grant to the licensee the non-exclusive right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement.

     By entering into a master, volume or regional license agreement, a licensee obtains the right to use the Syntroleum Process, the right to acquire catalysts from us for which we charge a fixed mark-up over our cost, secures pricing terms for site licenses, and obtains rights to future improvements in our GTL technology. To date, we have also entered into master license agreements with Texaco, ARCO and Marathon, and we have entered into volume license agreements with YPF, Enron and Kerr-McGee. We have also signed a letter of intent with the Commonwealth of Australia to license the Syntroleum Process. We intend to continue to market the Syntroleum Process for license primarily to major oil and gas companies with significant stranded natural gas reserves.

     The following description summarizes the principal terms and conditions of the forms of our license agreements. This summary is not complete and is qualified in its entirety by reference to the form of our master license agreement, a copy of which has been filed as an exhibit to this Annual Report on Form 10-K. Agreements entered into with specific licensees may differ in material respects from the current forms of our various license agreements.

     Initial Deposits and License Fees. At the inception of a master, volume or regional license agreement, the licensee is generally required to make an initial deposit to us, which is credited against future site-specific license fees. The amount of the initial deposit depends on market conditions and, in the case of volume and regional license agreements, the volume limitation and the size and location of the region covered. We have received an aggregate of $11 million in cash as initial deposits and option fees under our existing license agreements. In some cases, we have acquired technologies or commitments to provide funding for future development activities in lieu of initial cash deposits in cases where we viewed these technologies or commitments as being more valuable than the initial cash deposit.

     Generally, the amount of the license fee for site licenses under our master, volume and regional license agreements is determined pursuant to a formula based on the discounted present value of the product of (1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our license fees for new plants may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. We expect that license fees under existing agreements will be paid in increments when certain milestones during the plant design and construction process are achieved.

     Catalyst Sales and Process Design Packages. Our license agreements grant The licensee the right to acquire from us or vendors designated by us any proprietary catalyst used in either the synthesis gas reaction or the Fischer-Tropsch reaction, in each case at prices based on our cost plus a margin. We currently estimate that these catalysts will be required to be replaced every three to five years. Licensees also have the right to acquire proprietary reactors used in the Syntroleum Process from vendors approved by us. In addition, under our license agreements, licensees are required to purchase a process design package for plants covered by the license from us at a fee based on our costs plus a specified margin. We may, however, develop the process design package with the assistance of a third party. We are also required to provide certain technical support to licensees at specified fees.

     Other License Terms. As part of our network model for improving our GTL technology, we acquire a royalty-free license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we have acquired from other licensees.

     SPECIALTY PRODUCT GTL PLANTS

     We intend to design and construct GTL plants that produce specialty products, including synthetic lubricants, synthetic drilling fluids, waxes, liquid normal paraffins and chemical and fuel cell feedstocks. We intend to own these plants through joint ventures and retain significant equity interests in these joint ventures. In most cases, these specialty plants will require additional refining technologies and expertise to convert and separate synthetic crude oil into the desired products.

     We are developing a 10,000 barrel per day specialty product plant which we Call the "Sweetwater" plant. We currently anticipate that this plant will Produce synthetic lube oil, normal paraffins, drilling fluid, and synthetic Light paraffins. The plant was initially planned to be constructed in Sweetwater County, Wyoming. However, after being approached by gas producers at alternative sites at which lower cost natural gas could be obtained, we decided to evaluate international sites as well. In February 2000, we selected a site on the Burrup Peninsula of Western Australia as the site for the plant. The site is about 4 kilometers from the North West Shelf LNG facility and near the towns of Karatha and Dampier. The site is approximately 1,000 miles north of Perth, Australia.

     In November 1999, we signed a project development agreement with Tessag Industrie-Anlagen GmbH (formerly Klockner Industrie-Anlagen GmbH) to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages in the event certain process and product specifications are not achieved. This commitment is important in order to obtain the necessary debt financing for the project. We currently expect that Tessag will design and construct the plant. Syntroleum is the managing member of the this joint venture, but it may subcontract with a third party that would manage the operations of the plant.

     We have entered into a gas purchase agreement with the North West Shelf Venture partners, whose members include Shell Development (Australia) Pty Ltd., Chevron Australia Pty Ltd., BP Development Australia Pty Ltd., Woodside
Energy Ltd., BHP Petroleum (North West Shelf) Pty Ltd., and Japan Australia LNG
(MIMI), a partnership between Mitsui and Mitsubishi. Subject to several conditions, the venture agreed to supply gas to the plant for 20 years.

     We have also entered into a letter of intent with Methanex Corporation which provides for Methanex to become an equity investor in the project. Under the letter of intent, Methanex has contributed $2 million toward the cost of engineering and would contribute an additional $43 million after certain conditions are met, including finalizing debt and receipt of satisfactory permits. Enron has contributed $1 million toward the development of the project.

     The State of Western Australia has agreed to assist our project and other potential projects in the area with a AUD$19 million (approximately US$12 million) common use infrastructure package, including a desalinization plant to which our project will supply steam and from which our project will receive cooling water.

     In February 2000 we entered into a letter of intent with the Commonwealth Of Australia to license the Syntroleum Process as part of a program for Unlocking the value of Australia's energy reserves and improving the quality of the environment. Under this letter of intent, the Commonwealth would make a AUD$30 million (approximately US$19 million) deposit, of which AUD$20 million (approximately US$12.4 million) may be credited against future license fees. The letter of intent also provides that the Commonwealth would make a 25-year, AUD$40 million (approximately US$25 million) interest free loan to support the further development and commercialization of GTL technologies in Australia. These commitments by the Commonwealth are subject to negotiation and execution of definitive license and loan agreements.

     The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. Our ownership percentage in the project will depend on the terms of subsequent financings.

     We are currently exploring sources of debt and equity capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained. The schedule for construction of this plant has not yet been finally determined. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations."


     RESEARCH AND DEVELOPMENT

     One of our key strategies is to continue to lower the cost of our GTL technology through research and development. Our current laboratory has 14 fixed tubular reactors, one HMX reactor, one moving bed slurry reactor and five continuous stirred tank reactors in which automated tests are run and catalyst systems are evaluated and developed. As of March 1, 2000, we had 47 employees in our laboratory, pilot plant and engineering departments, 28 of whom are chemists, engineers or other degreed professionals (16 with masters or Ph.D. degrees) devoted to research and development activities. A number of other chemists, engineers and professionals that are employed by our licensees and joint development partners are also contributing efforts to the further development of the Syntroleum Process. We also own a 16,500 square foot laboratory facility located on approximately 100 acres of land and plan to expand our research and pilot plant capabilities further at this facility.

     We also have access to laboratory and test facilities through our joint development partners. For example, both Texaco and ARCO have performed catalyst tests at their own or contract facilities, and testing with Catalytica and Marathon regarding low heating value gas combustion has been conducted at Catalytica's and other test facilities. Additionally, we have our own technical experts as well as access to the technical experts of our joint development partners. Several of our joint development partners have employees working on research and development activities related to improving the Syntroleum Process.

     Our research and development efforts will take place in four primary areas: process design, catalyst development, reactor design and heat integration/power recovery. For a discussion of our efforts in these areas, see "The Syntroleum Process."

STRATEGIC RELATIONSHIPS

     We have sought to rapidly improve and commercialize the Syntroleum Process by entering into relationships with engineering companies, component manufacturers and others. Each of these companies contribute some combination of expertise, technology and financial resources useful in commercializing the Syntroleum Process. We believe that these relationships help speed the commercialization of the Syntroleum Process, help lower the cost of future GTL technology, contribute to our marketing program, facilitate GTL market growth and demand for GTL products, and reduce competitive risks that smaller companies often face.

     To date, we have entered into joint development, testing or similar arrangements with Texaco, ARCO, Marathon, Bateman, Criterion, Catalytica, Advanced Technologies, GE Power Systems, Daimler Chrysler, AMEC, and Lyondell. We intend to continue to seek additional strategic partners with expertise and technologies from which we could benefit.

     Although we have entered into agreements with a number of strategic partners, we can give no assurance that these agreements will not be terminated, that these relationships will continue, or that the anticipated benefits of the relationships will be obtained. See "Risks Relating to the Syntroleum Process."

SALES AND MARKETING

     We intend to maintain an active marketing and sales effort to develop and promote the Syntroleum Process through several channels. We have been and will continue to be an active participant at industry conferences relating to GTL processes. During 1999, representatives of our company spoke at 23 different conferences at locations around the world. We also intend to continue to write and publish papers on topics regarding the implications of GTL technology to the industry. Additionally, we will continue to educate and inform our customers through the use of multi-media and print presentations. We also intend to establish brand recognition for specialty products to be produced by our specialty plants. We have received trademark and service mark rights to the name "Syntroleum" in the United States and have applications pending to register the trademark in various foreign countries.

     In addition, Bateman, AMEC and other engineering companies are familiar with our GTL technology and have assisted us in marketing the Syntroleum Process. Our agreements with engineering firms generally provide these firms with the right to market the Syntroleum Process. We believe that these relationships will expand our marketing effort in a cost-effective manner.
We currently have five employees in our business development and marketing departments, three of whom hold advanced degrees, and we also retain a full-time sales representative in London, England.

THE SYNTROLEUM PROCESS

     The Syntroleum Process involves two catalytic reactions. The first reaction converts natural gas into synthesis gas, and the second reaction converts the synthesis gas into hydrocarbons through the Fischer-Tropsch reaction over a proprietary catalyst. The following diagrams illustrate these reactions.


                                     STEP 1
                   CONVERSION OF NATURAL GAS TO SYNTHESIS GAS


                                              Synthesis Gas
Natural Gas  Air Steam. . .               (diluted with Nitrogen)    Water
                                 Catalyst
CH4   +   O2   +   N2   +   H2O       -    CO   +   H2   +   N2   +   H2O


                                     STEP 2
                         FISCHER - TROPSCH SYNTHESIS

   Synthesis Gas
(diluted with Nitrogen)                           Hydrocarbons Nitrogen Water
                                 Catalyst
H2   +   CO   +   N2                  -         CnH (2n+2)   +   N2   +   H2O


     Our goal in developing this process has been to substantially reduce both the capital and operating costs and the minimum economical size of a GTL plant. We believe that by reducing the complexity of the process we have achieved this goal. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications.

     We have two pilot plants in operation today. Our nominal two barrel per day pilot plant is located in Tulsa, Oklahoma. We are a joint participant with ARCO in a 70 barrel per day demonstration plant located at ARCO's Cherry Point refinery in the state of Washington. These plants have successfully demonstrated many elements and variations of the Syntroleum Process. However, no commercial-scale GTL plant based on the Syntroleum Process has yet been constructed.

     Although we believe that the Syntroleum Process can be utilized in commercial-scale GTL plants, we can give no assurance that commercial-scale GTL plants based on the Syntroleum Process will be successfully constructed and operated or that these plants will yield the same economics and results as those demonstrated on a pilot plant basis. In addition, improvements to the Syntroleum Process currently under development may not prove to be commercially applicable. See "Risks Relating to the Syntroleum Process."



     FISCHER-TROPSCH CATALYST SYSTEMS

     We have developed several different proprietary catalysts systems for use in the Fischer-Tropsch reaction in order to allow for matching a catalyst system to a particular reactor design and provide more flexibility in matching the Syntroleum Process to the desired applications.

     Based upon pilot tests of catalysts that we have manufactured, we believe that a number of proprietary catalyst systems meet or exceed the activity and selectivity targets necessary for commercial application in some current Syntroleum Process designs, including the catalysts associated with the moving bed slurry reactor currently operating at the pilot plant jointly developed with ARCO at ARCO's Cherry Point refinery.

     Most Fischer-Tropsch catalysts produce a very waxy synthetic crude oil. Typically, more than 50% of a barrel of synthetic crude oil is solid at room temperature due to the high wax content. These waxy hydrocarbons are typically processed through a hydrocracker to convert them into liquid hydrocarbons at room temperature that can be further processed into transportation fuels. Our proprietary "high alpha" catalyst produces a very waxy synthetic crude oil which can be further processed through hydrocracking to make liquid synthetic fuels, or, with other refining processes, the waxy portion can be converted into higher value specialty products such as synthetic lubricants.

     Under our agreement with Criterion, Criterion has manufactured, in its commercial facilities, batches of our catalysts in quantities sufficient to confirm that the performance of these catalysts is comparable to the same catalyst produced by us and that these catalysts can be produced in commercial quantities at targeted cost levels. We estimate that the useful life of our Fischer-Tropsch catalysts will be three to five years under normal operating conditions.

     We plan to refine existing catalysts and continue to develop additional Catalyst formulations for use in the Syntroleum Process. Catalyst development is a complex process requiring significant scientific skill and resources. We have in the past and intend to continue to devote substantial resources to research and development activities to produce Fischer-Tropsch catalysts with improved activity rates, selectivity and active life, all at reasonable manufacturing cost. In addition, we intend to enhance our catalyst development activities through catalyst joint development programs with our joint development partners. From time to time, we also retain catalysis experts on a consulting basis to assist in catalyst development.

     FISCHER-TROPSCH REACTOR DESIGNS

     We have tested at our pilot plant three different proprietary Fischer-Tropsch reactor designs and associated catalysts for use in the Syntroleum Process. These include a fixed bed vertical tubular reactor, a fluidized bed reactor for use with our chain-limiting catalyst and the proprietary hybrid multi-phase HMX reactor developed under our joint development agreement with Texaco. In addition, we have tested a large bench scale moving bed slurry reactor developed under our agreement with ARCO. ARCO has constructed and is currently operating a 70 barrel per day pilot plant that is testing the moving bed slurry reactor on a larger scale. A horizontal reactor design is also being developed by us and may be preferred in GTL plants on ships operating in rough water conditions, where its low center of gravity may be an important feature. We have several pending United States and foreign patent applications related to our Fischer-Tropsch reactors.

     HEAT INTEGRATION AND POWER RECOVERY

     Compression energy is the primary energy consumer in the Syntroleum Process. Engineering studies conducted by Bateman and others have demonstrated that the heat generated by the two catalytic reactions in the Syntroleum Process can be captured in the form of mechanical and electrical energy sufficient to supply all of a GTL plant's needs plus a surplus for other uses, if desired. We have developed several heat integration and power recovery schemes to broaden the flexibility of the Syntroleum Process and, in some cases, lower the capital cost as well as the number of pieces of major equipment necessary for operation of a GTL plant.

     Different configurations of GTL plants based on the Syntroleum Process can also change the energy sources within the plant and the excess energy produced. For example, a steam turbine can be incorporated into the process and utilize the steam produced by the auto-thermal reformer and Fischer-Tropsch reactions to produce energy for compression, and electrical power for commercial sale. In addition, we have developed a configuration that utilizes the low heating value residue stream from the process as feedstock for a specially designed gas turbine that can utilize very low heating value gas. Several of these heat integration and power recovery schemes are the subject of United States patents and patent applications and foreign patent applications and are a part of our joint development efforts with others.

     ADVANTAGES OVER COMPETING PROCESSES



     We believe that the method by which our process uses air directly from the atmosphere is a unique characteristic and a primary competitive advantage of the Syntroleum Process. Competitive processes for the conversion of natural gas into synthetic hydrocarbons generally utilize either steam reforming or a combination of steam reforming and partial oxidation with pure oxygen in the conversion of natural gas to synthesis gas. Steam reformers react steam with natural gas to produce synthesis gas. A steam reformer is a relatively complex unit that consists of a large fired heater with catalyst-filled tubes. Because the reaction operates at high temperature and pressure, the tubes are made of exotic alloys and are expensive. Operating costs are increased due to the endothermic nature of the process, which requires a continuous input of heat. Processes that utilize a combination of steam reforming and partial oxidation with pure oxygen also require an air separation plant to produce pure oxygen. The air separation plant must be constructed with expensive metals and materials, because its operation involves very low temperatures and requires significant energy input, as well as operating risks inherent in handling pure oxygen. Moreover, the use of pure oxygen generates synthesis gas that is free of nitrogen. While the Fischer-Tropsch reaction in competitive processes is designed to occur without the presence of nitrogen, the Syntroleum Process is designed to utilize the nitrogen in the Fischer-Tropsch process to remove a portion of the heat generated by the process. Use of the auto thermal reformer reactor in the Syntroleum Process also provides advantages over competitive processes because of its relatively low capital and operating costs. In addition to lowering the capital cost, the elimination of an air separation plant and steam reformer has the additional advantage of reducing the size and complexity and lowering the energy requirement of GTL plants based on the Syntroleum Process.

     We believe that another advantage of the Syntroleum Process is the absence of recycle loops necessary in some competitive processes, which also tends to lower capital costs. In the Fischer-Tropsch stage of some competitive processes, a recycle loop is utilized in order to maximize the output of hydrocarbons and help control the heat generated by the reaction. As a result, these processes are designed to avoid the introduction of inert gases (including nitrogen) into the process, which would otherwise build up in the system and hinder the reaction.

     FEEDSTOCKS

     The Syntroleum Process is designed to produce approximately six million British thermal units of liquid hydrocarbons from between 10 and 12 million British thermal units of natural gas feedstock, although conversion efficiency may vary depending on gas composition and process conditions selected for each plant. One of the benefits of the Syntroleum Process is its ability to utilize natural gas containing nitrogen and carbon dioxide, up to specified levels, without removing these impurities prior to consumption by the plant. However, natural gas that contains sulphur, metals and other materials that poison catalysts must be processed in order to remove these contaminants prior to the use of the natural gas in the first catalytic reaction.

     PRODUCTS: SYNTHETIC CRUDE OIL, NAPHTHA AND DISTILLATES

     The synthetic crude oil produced from GTL plants is widely compatible with the existing crude oil-based energy infrastructure and can be either sold as is or further refined to produce fuels, including diesel, kerosene or naphtha. We believe that these products have environmental and perform-ance benefits when compared to similar products produced from conventional crude oil.

     Synthetic Crude Oil. Synthetic crude oil is high quality and has a consistent composition, water-white color (clear) and high paraffin content. Impurities commonly associated with crude oil, like sulfur, metals, basic sediment and water (BSandW) and salt, are not present in synthetic crude oil. These properties make synthetic crude oil easier to refine into finished products with superior environmental characteristics. Total worldwide demand for crude oil is approximately 70 million barrels per day.

     Naphtha. Naphtha is a light product generally in the molecular range of five to nine carbon atoms. Naphtha is a common feedstock for the production of ethylene. Refiners can also use naphtha as a component in gasoline. It is often upgraded via catalytic reforming to improve its octane for the production of gasoline. We believe that synthetic naphtha will make an excellent fuel for emerging fuel cell technology. It is non-toxic, contains approximately twice the hydrogen content of other fuels being considered for fuel cells, and can be distributed using existing infrastructure. Historically, naphtha prices have averaged between $15 and $25 per barrel.

     Distillate/Synthetic Diesel Fuel. Distillate is a range of fuels from ten to 20 carbon atoms and includes jet fuel, kerosene and diesel fuel. Our synthetic diesel product has significant benefits over conventional refinery products because it is virtually free of sulfur and, due to its high percentage of straight chain molecules, has a very high cetane number. In California, current regulatory requirements generally result in a cetane number of approximately 50 for diesel while the cetane number of diesel produced from synthetic crude oil is between 70 and 75. As a result, this product makes a superior blending stock for upgrading conventional fuels. Historically, distillate prices have ranged from a low of $23 to a high of $31 per barrel.

     Synthetic diesel fuel produced using the Syntroleum Process contains significantly reduced sulfur and aromatic content which reduces pollution levels commonly associated with conventional diesel fuel, while maintaining a high cetane rating which promotes high operating efficiency. Synthetic diesel fuel can burn in conventional diesel engines, can be distributed using existing infrastructure and will not require modification to existing diesel engines. Southwest Research Institute has tested diesel fuels produced by the Syntroleum Process. The first study, presented in 1997, found that engines that were run using Fischer-Tropsch diesel fuel emitted less carbon monoxide, fewer hydrocarbons, fewer particulates and less NOx when compared to emissions from currently available diesel fuel that satisfies United States government specifications. More recently, Southwest Research has concluded additional testing comparing our synthetic diesel with three different clean diesel fuels in both heavy and light duty engines. The tests demonstrated that our fuel burned more cleanly than any of the others.

     Based on these results, we are applying for certification that these fuels qualify as alternate fuels under the guidelines set by the Environmental Protection Agency, the Department of Energy, and the Department of Transportation. We have also entered into an agreement with DaimlerChrysler to test and develop synthetic diesel fuel and we are also working with Argonne National Laboratories to develop a clean fuel for use in emerging fuel cell technology. These testing programs are part of our efforts to develop a new family of high performance and environmentally superior synthetic fuels for use in diesel engines.

     PRODUCTS: SPECIALTY PRODUCTS

     We intend to design, construct and own significant equity interests in GTL plants designed to produce specialty products. These plants will be designed to use our proprietary high alpha catalyst to produce synthetic crude oil, which will then be further refined using conventional refining equipment and proprietary processes licensed from others to convert a portion of the synthetic crude oil into lubricants and drilling fluid. We have retained the exclusive right to manufacture these products using the Syntroleum Process under our license agreements. The targeted specialty products include the following.

     Synthetic Lube Base Oil. We anticipate that specifications for motor oil will become more stringent in the future as automobile manufacturers respond to tightening emissions requirements. This could result in increased demand for high quality base oils as blending stock. We have licensed from Lyondell a proprietary process and catalyst used in the production of a high quality lube oil blending stock that could be blended with conventional lubricants to increase overall quality of the finished product. According to industry publications, worldwide demand for all lubricants is approximately 800,000 barrels per day. Historically, lube oil prices have varied from approximately $40 per barrel for the lowest quality grades to over $200 per barrel for the highest quality synthetic grades.

     Synthetic Drilling Fluid. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit and to enhance safety during offshore drilling operations by maintaining well pressure. Drilling fluid can accumulate under platforms mixed with well cuttings. Oil based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations, where prices have generally ranged between $250 and $300 per barrel. In response to this market opportunity, we have, in conjunction with Amoco Production Company, developed a synthetic drilling fluid product that we expect will meet all current applicable environmental requirements.

     Waxes. Waxes are longer linear chain hydrocarbon molecules that are solids at room temperature and have a variety of applications, including adhesives, candles and coatings. According to industry publications, United States demand for waxes in 1995 was approximately 21,000 barrels per day. These markets have primarily been supplied with petroleum derived waxes. Historically, prices have varied between $30 per barrel for the lowest quality wax to over $150 per barrel for high melting point synthetic wax.

     Normal Paraffins. Normal paraffins are saturated linear hydrocarbons with molecular ranges between ten and 15 carbon atoms. These products must be 98% pure, have low odor levels and be of water clear quality. They are primarily used in the production of laundry detergent, cosmetics and pharmaceuticals, paints, stains, ink oils, aluminum rolling oils and lamp oils. Historically, prices for normal paraffins have averaged between $50 and $85 per barrel.

     Fuel Cell Feedstock. We have conducted successful tests at Argonne National Laboratories, Northwest Power Systems and by Epyx Corp. of our Synthetic fuel as a feedstock for fuel cells in the power generation and Transportation markets. Our feedstock offers high hydrogen density, virtually zero sulfur content, and compatibility with the existing fuel distribution infrastructure.

     BYPRODUCTS AND EMISSIONS

     A byproduct of the Syntroleum Process is synthesized water that, with treatment to remove organic materials, could be sold commercially as industrial or irrigation water in areas where sufficient demand exists. Based on pilot plant tests, we believe that approximately 1.3 barrels of synthesized water can be produced for each barrel of synthetic crude oil produced.

     Depending on the process configuration, emissions from the Syntroleum Process are expected to include nitrous oxide, carbon monoxide, carbon dioxide and light hydrocarbons, which we believe will generally be within applicable emissions standards. Spent catalysts are expected to be processed by a catalyst reclaimer who will recover useful metals and be responsible for disposal of the nonreclaimed portion of the catalyst.


RISKS RELATING TO THE SYNTROLEUM PROCESS

     COMMERCIAL-SCALE GTL PLANTS BASED ON THE SYNTROLEUM PROCESS MIGHT NEVER BE SUCCESSFULLY CONSTRUCTED OR OPERATED.

     To date, no commercial-scale GTL plant based on the Syntroleum Process has been constructed. A commercial-scale GTL plant based on the Syntroleum Process might never be successfully built either by us or by any of our licensees. Our success depends on our ability, and the ability of our licensees, to economically design, construct and operate GTL plant based on the Syntroleum Process on a commercial scale. The successful commercial construction and operation of a GTL plant based on the Syntroleum Process depends on a variety of factors, many of which are outside our control. Although we are currently developing our first commercial-scale GTL plant, we do not know for certain when construction of this plant will begin or when it will become operational.

     COMMERCIAL-SCALE GTL PLANTS BASED ON THE SYNTROLEUM PROCESS MIGHT NOT PRODUCE RESULTS NECESSARY FOR SUCCESS, INCLUDING RESULTS DEMONSTRATED ON A LABORATORY AND PILOT PLANT BASIS, AND THOSE PLANTS COULD BE ADVERSELY IMPACTED BY MECHANICAL PROBLEMS OR OTHER CONSTRUCTION OR OPERATING CONDITIONS.

     A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including operations and reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial GTL plants to be unsuccessful include:

- lower reaction activity than demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs,
- shorter than anticipated catalyst life, which would require more frequent catalyst purchases,

- excessive production of gaseous light hydrocarbons from the Fisher-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and lower revenues and margins from plant operations, and

- inability of the gas turbine integrated into the Syntroleum Process to burn the low heating value tail gas that is produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs.

     In addition, the plants could experience mechanical difficulties, either related or unrelated to elements of the Syntroleum Process. Construction or operating conditions may also impact commercial plants, including the size of the equipment, the amount and quality of natural gas feedstock, the market for plant products, and other conditions that we may not be able to anticipate. In addition, we do not have any experience managing the design, construction or operation of commercial GTL plants or any commercial plants, and we may not be successful in doing so.

     IMPROVEMENTS TO THE SYNTROLEUM PROCESS ARE CURRENTLY UNDER DEVELOPMENT WILLREQUIRE ADDITIONAL EFFORTS, AND IF THESE IMPROVEMENTS ARE NOT COMMERCIALLY VIABLE, THE DESIGN AND CONSTRUCTION OF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS COULD BE DELAYED OR PREVENTED.

     A number of improvements to the Syntroleum Process are in various early stages of development. These improvements will require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis. If improvements to the Syntroleum Process currently under development do not become commercially viable on a timely basis, the design and construction of GTL plants by us and our partners and by our licensees could be delayed or prevented.

     Improvements to the heat integration of the Syntroleum Process may not occur because further integration of the gas turbine into the process might not be technically feasible due to the operating tolerances of the materials in the gas turbine. Our horizontal reactor, which is designed to have a low center of gravity for marine applications, may not be commercially applicable due to operational difficulties. During 1999, we engaged in pilot testing of a new auto thermal reforming reactor design and a moving bed slurry reactor and associated
catalyst under a joint development program with ARCO.   While this pilot test is
ongoing, it might not prove successful.

     IF WE DO NOT SUCCESSFULLY RESPOND TO TECHNOLOGICAL ADVANCES BY OTHERS, THE SYNTROLEUM PROCESS MAY BECOME OBSOLETE.

     As GTL technologies continue to be developed by our competitors, one or more of our current technologies may become obsolete. As a result, our ability to create and maintain technological advantages will be important to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at substantial cost. We may not be able to successfully develop, or expend the financial resources necessary to acquire, new technology.

     THE ECONOMIC APPLICATION OF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS DEPENDS ON FAVORABLE CRUDE OIL PRICES AND OTHER ENERGY AND PRODUCT PRICES.

     Our belief that the Syntroleum Process can, in some circumstances, be cost effective at GTL plants with throughput levels ranging from 2,000 to 50,000 barrels per day and larger is based on our assumption that oil prices in the range of $15 to $20 per barrel will prevail. However, the markets for oil and natural gas have historically been very volatile and are likely to continue to be very volatile in the future. Although crude oil prices are currently high relative to historical prices, crude oil prices fell during 1998 to historically low levels of below $10 per barrel and could return to low levels in the future.

     The effect of oil and natural gas prices on the cost-effective operation of a GTL plant depends significantly on the plant products and whether the natural gas converted by the plant is associated with oil reserves. We anticipate that GTL plants designed to produce specialty products, and GTL plants that are used to convert natural gas which is associated with oil reserves, may continue to be cost effective at price levels below the range of $15 to $20 per barrel for oil. However, GTL plants that are used to convert natural gas that is not associated with oil reserves and are designed to produce fuels, like those our licensees are entitled to construct, are generally not expected to be cost effective at price levels below that range.

     Because the synthetic crude oil, liquid fuels and specialty products that GTL plants are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock at GTL plants based on the Syntroleum Process, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include the level of consumer product demand, weather conditions, domestic and foreign government regulation, the actions of the Organization of Petroleum Exporting Countries, political conditions in oil and natural gas producing countries, the supply of foreign crude oil and natural gas, the location of GTL plants relative to natural gas reserves and pipelines, the capacities of pipelines, fluctuations in seasonal demand, governmental regulations, the price and availability of alternative fuels and overall economic conditions. We cannot predict the future markets and prices for oil, natural gas or refined products. Adverse operating results at GTL plants will adversely affect operating results at the GTL plants in which we retain equity interests and reduce the licensing fees we receive for both new license agreements and new plant construction.

     ADVERSE OPERATING CONDITIONS, HIGHER THAN EXPECTED CONSTRUCTION COSTS, UNANTICIPATED DELAYS OR LOWER THAN ANTICIPATED DEMAND FOR PLANT PRODUCTS WOULD EACH ADVERSELY AFFECT THE ECONOMIC APPLICATION OF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS.

     The economic application of GTL technology depends on a number of factors, including site location, infrastructure, weather conditions and a variety of other operating conditions. Our belief in the economic application of GTL plants based on the Syntroleum Process is based on assumptions relating to the operating conditions of the plants and assumptions regarding the capabilities of the Syntroleum Process based on our laboratory and pilot plant data. Numerous events could occur that would be inconsistent with these assumptions. For example, the plants could be located in areas that require more infrastructure than we have assumed. In addition, GTL plant construction cost estimates prepared for us could be understated, necessary permits may not be issued by regulatory authorities or may not be issued within the expected time frames, the plants could take longer to construct than anticipated, and the demand for the products produced by the plants may not materialize or may materialize at lower price levels than we currently anticipate.

     OUR RECEIPT OF LICENSE FEES DEPENDS ON SUBSTANTIAL EFFORTS BY OUR LICENSEES, AND OUR LICENSEES COULD CHOOSE NOT TO CONSTRUCT A GTL PLANT BASED ON THE SYNTROLEUM PROCESS OR TO PURSUE ALTERNATIVE GTL TECHNOLOGIES.

     Our licensees will control whether any plant site licenses are issued and Any resulting additional license fees are due under our license agreements. Licensees may need to undertake substantial activities before any plant site license is issued and license fees are due. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant's products, and obtaining the financing for construction of the plant. The amount and timing of resources devoted to these activities will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of prices for oil and natural gas. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

      INDUSTRY REJECTION OF THE SYNTROLEUM PROCESS WOULD MAKE OUR CONSTRUCTION OF SPECIALTY PRODUCT GTL PLANTS MORE DIFFICULT OR IMPOSSIBLE AND ADVERSELY AFFECT OUR ABILITY TO RECEIVE FUTURE LICENSE FEES.

     As is typical in the case of a new and rapidly evolving technology, demand and industry acceptance for our GTL technology is subject to a high level of uncertainty. Failure by the industry to accept our technology would make our construction of specialty product GTL plants more difficult or impossible and adversely affect our ability to receive future license fees. Should a high profile industry participant adopt the Syntroleum Process and fail to achieve success or should any commercial GTL plant based on the Syntroleum Process fail to achieve success, other industry participants' perception of the Syntroleum Process could be adversely affected. Likewise, if a major oil company were to either successfully develop or adopt a GTL technology competing with the Syntroleum Process or should industry participants adopt a strategy of disparaging the Syntroleum Process, our reputation could be adversely affected. In addition, some oil companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of GTL technology might negatively impact the competitive position of such companies without access to GTL technology.

     WE DEPEND ON STRATEGIC RELATIONSHIPS WITH MANUFACTURING AND ENGINEERING COMPANIES, AND FAILURE BY THESE COMPANIES TO PROVIDE NECESSARY COMPONENTS OR SERVICES COULD RESULT IN THE DELAY OR CANCELLATION OF PLANS FOR THE CONSTRUCTION OF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS.

     We intend to, and believe our licensees will, utilize third party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process. If any third party manufacturer is unable to provide components of GTL plants based on the Syntroleum Process in commercial quantities, in a timely manner and within specifications, we or our licensees could experience material delays, or construction plans could be canceled, while alternative manufacturers are identified and prepare for production. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture components of GTL plants based on the Syntroleum Process. We have conducted development activities with third parties relating to our proprietary catalysts and turbines that may be used in the Syntroleum Process, and other manufacturing companies may not have the same expertise as these companies. In addition, we have entered into an agreement with Criterion which provides that we will purchase any catalysts for our own use from Criterion.

     We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum Process. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays, or construction plans could be canceled, while alternative engineering firms are identified and become familiar with the Syntroleum Process. We have no experience in providing engineering services and have a limited engineering staff. Consequently, we will depend on third parties to provide necessary engineering services, and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of GTL plants based on the Syntroleum Process. In addition, we have entered into an agreement with Bateman which provides that we will utilize Bateman to assist in the development of our own GTL plants in North and South America producing specialty products.


     IF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS DO NOT OPERATE AS CURRENTLY ANTICIPATED, WE WOULD HAVE POTENTIAL INDEMNIFICATION LIABILITIES TO LICENSEES.

     Our license agreements require us to indemnify the licensee against specified losses relating to, among other things

- the use of patent rights and technical information relating to the Syntroleum Process,
- acts or omissions by us in connection with process design packages for plants, and
-     performance guarantees that may be provided by us.

     Our indemnification obligations could result in substantial expenses and liabilities to us in the event that intellectual property right claims are made against us or our licensees or GTL plants based on the Syntroleum Process do not operate as we currently anticipate.

INTELLECTUAL PROPERTY

     Our success depends on our ability to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the valid and enforceable intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success and we rely on a combination of patent, copyright trademark, trade secret laws and contractual restrictions to protect our proprietary rights in our GTL technologies. We pursue protection of the Syntroleum Process primarily through patents and trade secrets. It is our policy to seek, when appropriate, protection for our proprietary products and processes by filing patent applications in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties.

     We currently own, or have licensed, rights to more than 80 patents or patent applications pending at the United States and various foreign countries that relate in general to one or more embodiments of the Syntroleum Process. We can give no assurance that additional patents will be granted with respect to any patent applications filed by us or our licensors. Further, any patents issued or licensed to us might not provide us with commercial benefit or might be infringed, invalidated or circumvented by others. The approval or rejection of our patent applications by the U.S. Patent Office may take several years.

     The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by such patents, is often difficult to predict and varies significantly from country to country. Moreover, we or our licensors may choose not to seek, or may, for a variety of reasons, be unable to obtain, patent protection in a country that might become an important market for our GTL technology.

     In addition to patent protection, we also rely significantly on trade secrets, know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with our collaborators, licensees, employees and consultants. If these agreements are breached, we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

     It is our policy to honor the valid, enforceable intellectual property rights of others. Our success depends on our ability to avoid infringing the valid, enforceable intellectual property rights of others and, if need be, defending ourselves against any claims of infringement. While we have made efforts to avoid any such infringement, commercialization of our GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others.

     Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. Legal actions could be brought against us, our partners or licensees, claiming damages and seeking an injunction that would prevent us, our partners or licensees, from testing, marketing or commercializing the affected technologies. Major oil and gas companies seeking to gain a competitive advantage may have an interest in bringing one of these actions. If such an action was successful, in addition to potential liability for damages, we, our partners or licensees could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, like the major oil and gas companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation. We have conducted a review of more than 600 existing patents applicable to the GTL field and believe that we are not
infringing on the patents of others.    To date, we have not been notified of
any claim that our GTL technology infringes the proprietary rights of any third party, but we can give no assurance that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

     In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50% of the license fees received. Our indemnification and support obligations could result in substantial expenses and liabilities to us. These expenses or liabilities could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

     We have 74 employees at March 1, 2000, including 36 employees involved in research and development and pilot plant operations, seven employees in business development and marketing, 11 employees in engineering, and 20 employees in finance, legal, information technology and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

COMPETITION


     The development of GTL technology is highly competitive. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects during the past 60 years. Historic experience has indicated that these projects were not economic alternatives for conversion of natural gas to liquids. Given the volumes of stranded natural gas reserves around the world, a significant opportunity exists for anyone who can develop economic GTL technology. Our competitors include major integrated oil companies, several of which have developed or are developing competing GTL technology, including Exxon, Shell, Sasol, BP Amoco and Conoco. Each of these companies has significantly more financial and other resources than we do to spend on research and development of their respective GTL technologies and on funding construction and operation of commercial GTL plants. These competitors also have a greater ability to bear the economic risks inherent in the development of GTL technology. In addition, several small companies have developed, and are continuing to develop, competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology, including a recent program relating to the development of a ceramic membrane technology that could potentially lower the cost of producing oxygen that is used to produce synthesis gas in competitive processes. These companies, the Department of Energy or others could develop technologies that will have greater commercial success or acceptance than our technology or that will render the Syntroleum Process obsolete.

     The market for natural gas is highly competitive in many areas of the world and may affect our business, operating results and financial condition. The cryogenic conversion of natural gas to liquefied natural gas (LNG) may compete with GTL plants for use of natural gas as feedstocks in many locations. Local markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike us, many of our competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as feedstocks for GTL plants may also depend on whether natural gas pipelines are located in the areas where these plants are located. New pipelines may need to be built in, or existing pipelines may need to be expanded into, areas where GTL plants are built, and this may affect the operating margins of these plants. The United States and Western Europe have well-developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices would likely make investments in GTL plants that produce fuels uneconomic in most circumstances. Other areas around the world that have developed local markets for gas may also have higher valued uses than GTL technology. In addition, the commercialization of GTL technologies may have an adverse effect on the availability to GTL plants of natural gas at economic prices. The oil and gas industry also competes with other industries that supply the energy and fuel requirements of industrial, commercial, individual and other consumers.

GOVERNMENT REGULATION

     We will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, our GTL plants will be subject to the environmental and health and safety laws and regulations of any foreign countries in which these plants are to be located. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Further, these laws and regulations may limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal "Superfund" law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent wastes offsite for disposal and current owners and operators of property. Environmental laws and regulations often require the acquisition of a permit or other authorization before activities may be conducted and compliance with laws and regulations, and any requisite permits, can increase the costs of designing, installing and operating our GTL plants.

     GTL plants will generally be required to obtain permits under applicable state and federal clean air and water laws and various permits for industrial siting and construction. Emissions from a GTL plant, primarily from the gas turbine, will contain nitrous oxides and may require abatement equipment to be installed in order to meet state and federal permit requirements. Additionally, GTL plants will be required to adhere to state and federal laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

     Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, the future costs of complying with environmental laws and regulations and containing or remediating contamination cannot be predicted with certainty. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We do not currently carry environmental impairment liability insurance to protect us against these contingencies but may, in the future, seek to obtain insurance in connection with our participation in the construction and operation of GTL plants if coverage is available at reasonable cost and without unreasonably broad exclusions.


OPERATING HAZARDS

     Operations at our GTL plants will involve a high risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. The frequency and severity of personal injury and property damage incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. Any significant frequency or severity of these incidents, or the general level of compensation awards, could affect our ability to obtain insurance and could have a material adverse effect on our business, operating results and financial condition.

MANAGEMENT AND DISPOSITION OF REAL ESTATE AND MISCELLANEOUS ASSETS

     Our real estate assets were acquired by our predecessor, SLH Corporation, from Lab Holdings, Inc., concurrent with the distribution by Lab Holdings to its stockholders of all of SLH's outstanding common stock. These assets reflect the remaining assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. Real estate assets, as of December 31, 1999, consisted of (1) a seven story parking garage in Reno, Nevada which was subsequently sold in early 2000; (2) a 49.9% interest in a community retail shopping center in Gillette, Wyoming; (3) land under development in Houston, Texas (300 acres of undeveloped land and 125 lots available for sale), (4) undeveloped land in Corinth, Texas (9 acres comprising the "Corinth Tract"), and (5) an equity investment in a recently renovated hotel in Tulsa, Oklahoma. The Kansas City tracts were sold during 1999. The total real estate inventory had an aggregate carrying value at December 31, 1999 of approximately $6.1 million. All of the real estate assets are held for sale except for the investment in the hotel project located in Tulsa, Oklahoma and the Houston Project that is being developed for commercial and residential use. Our real estate assets are owned by our subsidiary, Scout Development Corporation.

     Our other assets at December 31, 1999 included (1) an investment in Norian Corporation, a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $565,000, (2) $25 million of cash, government securities and current receivables and (3) an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000. We plan to liquidate all of these investments other than the cash, government securities and current receivables in an orderly manner to maximize their value to stockholders.

     The following table shows the carrying value of the inventory of our real estate assets as of December 31, 1999:

                              REAL ESTATE INVENTORY


                                                          CARRYING VALUE
                                                              AS OF
                                                           DECEMBER 31,
ASSET                                     LOCATION             1999
------------------------------------  -----------------  ----------------

The Reno parking garage. . . . . . .  Reno, Nevada       $     2,642,054
The Houston project. . . . . . . . .  Houston, Texas           3,349,211
The Corinth tract. . . . . . . . . .  Ft. Worth, Texas            22,656
The Tulsa hotel interest . . . . . .  Tulsa, Oklahoma            100,000
The Wyoming shopping center interest  Gillette, Wyoming          (36,108)
                                                         ----------------
                                      TOTAL              $     6,077,813
                                                         ================

     The Reno parking garage is a seven story 850-space parking garage located In downtown Reno, Nevada. Scout owns the building unencumbered except for a Ground lease that expires on February 28, 2023 and which calls for annual lease payments in the amount of $331,000. The Reno parking garage contains a total of 144,500 square feet of leasable parking space. Parking revenue totaled approximately $496,000 or $584 per space or $3.44 per square foot in 1999. In addition, 8,258 square feet located on the ground floor of the garage is leased to a retail tenant under a 15-year lease. Revenue from the retail lease during 1999 was $152,000 or $18.41 per square foot. In addition to basic rent, the retail tenant is responsible for its pro rata share of real estate taxes and insurance.

     In February 2000 we closed the sale of the Reno parking garage to Fitzgeralds Reno, Inc. The sale price was $3 million payable $750,000 in cash at closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

     The shopping center interest consists of a 49.9% joint venture interest in a retail shopping center containing approximately 163,454 square feet of net leasable area and 7.5 acres of partially undeveloped land in Gillette, Wyoming. At the end of 1999, the center was 72% occupied. Rental revenue totaled $830,000 for 1999. The average annual gross rental per occupied square foot was $7.04. In addition to rental revenue, tenants are responsible for their share of common area maintenance. During 1999, common area maintenance collections from tenants totaled $114,000. The property is subject to industrial revenue refunding bonds in the amount of $6 million that are secured by a bank letter of credit and guaranteed by Scout. The letter of credit is secured by a $3.2 million Treasury Note that is pledged by us to the issuer of the letter of credit.

     Undeveloped land consists of an aggregate of approximately 309 acres, with 300 acres and 125 lots in Houston, Texas comprising the Houston Project, and approximately nine acres in Corinth, Texas comprising the Corinth Tract. We have conveyed the Houston Project to 529 Partners, Ltd., in exchange for a $2.1 million note and a 75% interest in the partnership. 529 Partners, Ltd., is a Texas limited partnership in which we hold a majority interest. 529 Partners is developing the property for residential and light commercial purposes. During 1999, 529 Partners sold 38 lots of the Houston Project for residential use for approximately $688,000. It is expected that the balance of the tract will be developed by 529 Partners for residential use. The Corinth Tract is zoned for commercial use and is being actively marketed.

     During 1999, the remaining two acres in the Kansas City Tract were sold for approximately $520,000.

     We believe that the real estate properties are adequately covered by insurance with coverages for real and personal property, commercial general liability, commercial crime, garage keepers legal liability, earthquake, flood, windstorm and hail.

     Our subsidiary, Scout, is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. We believe that adequate accruals have been made for the contingent liabilities on our financial statements and that none of these are deemed to be material, individually or in the aggregate.

     Scout is subject to several United States environmental laws, including: the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Toxic Substances Control Act. Scout is also subject to the United States environmental regulations promulgated under these acts, as well as state and local environmental regulations which have their foundation in the foregoing United States environmental laws.

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

ITEM 2.     PROPERTIES

     We own and operate a nominal two barrel-per-day pilot plant located on two leased acres in Tulsa, Oklahoma. We also lease 4,500 square feet of laboratory and office space and approximately 37,000 square feet of executive office space in Tulsa, Oklahoma. In addition, we own a 16,500 square foot laboratory facility located on approximately 100 acres of property.

     Our real estate assets are described under "Item 1. Business-Management and Disposition of Real Estate and Miscellaneous Assets."

ITEM 3.     LEGAL PROCEEDINGS

     We are not a party to, nor are any of our properties the subject of, any pending legal proceedings that, in the opinion of management, are expected to have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "SYNM." The table below reflects the high and low bid prices for the common stock for each quarter during 1998 and 1999. The information has been adjusted for a two-for-one stock split on February 9, 1998.



                                                BID PRICE
                                               ------------
                                               HIGH    LOW
                                               -----  -----
YEAR ENDED DECEMBER 31, 1998:
                               First Quarter   35.50  25.50
                               Second Quarter  32.69  16.25
                               Third Quarter   25.13   6.00
                               Fourth Quarter  12.38   5.25

YEAR ENDED DECEMBER 31, 1999:
                               First Quarter   11.50   5.50
                               Second Quarter   9.13   5.75
                               Third Quarter   10.00   6.75
                               Fourth Quarter  10.19   5.88

     Record Holders. As of March 1, 2000, we had approximately 1,583 record holders of our common stock (including brokerage firms and other nominees).

     Dividends. Cash dividends have not been paid since inception. We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future determination as to dividend policy will be made, subject to Delaware law, in the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and business prospects and other factors that our board of directors may deem relevant. Although we are not currently a party to any agreement that restricts dividend payments, future dividends may be restricted by our then-existing financing arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Volatility of Stock Price. Historically, the market prices for securities of companies without a significant commercial operating history have been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including, but not limited to, publicity regarding actual or potential results with respect to development of the Syntroleum Process and design, construction and commercial operation of plants using this process, announcements of technological innovations by others with competing GTL processes, developments concerning intellectual property rights, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. There is no guarantee that an active public market for our common stock will be sustained.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following selected financial information should be read in conjunction with "Item . Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of SLH Corporation have been included in our consolidated statement of operations following the August 7, 1998 effective date of the merger of Syntroleum Corporation and SLH Corporation.


                                                        YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                            1999       1998      1997      1996      1995
                                            ----       ----      ----     ----       ----
STATEMENT OF OPERATIONS DATA:                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

 JOINT DEVELOPMENT REVENUE               $  1,986   $  1,779   $ 2,006   $   616   $    45
 REAL ESTATE SALES REVENUE                  1,219      2,416         -         -         -
 OTHER REVENUE                                650        284         1         -         -
 COSTS AND EXPENSES
   COST OF REAL ESTATE SOLD                   824      2,387         -         -         -
   REAL ESTATE OPERATING EXPENSES             781        267         -         -         -
   PILOT PLANT, ENGINEERING
          AND RESEARCH AND DEVELOPMENT     10,863      5,693     3,554     1,120       671
   CATALYST SERVICES                            -          -     4,800         -         -
   GENERAL AND ADMINISTRATIVE              10,409      9,151     3,618     1,421       580
                                         ---------  ---------  --------  --------  --------
           TOTAL OPERATING EXPENSES        22,877     17,498    11,972     2,541     1,251
 OPERATING INCOME (LOSS)                  (19,022)   (13,019)   (9,965)   (1,925)   (1,206)
 INVESTMENT, INTEREST AND OTHER
           INCOME (EXPENSE)                 1,864      1,308       353       (12)       60
 NET INCOME  (LOSS)                      $(17,158)  $(11,711)  $(9,612)  $(1,937)  $(1,146)
 NET INCOME (LOSS) PER SHARE-
           BASIC AND DILUTED (1)         $  (0.64)  $  (0.46)  $ (0.40)  $ (0.08)  $ (0.06)
                                         =========  =========  ========  ========  ========



(1) Adjusted to reflect the exchange ratio for the merger of Syntroleum Corporation and SLH Corporation of 1.2899 shares of our common stock for each share of our predecessor company's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          AS OF DECEMBER 31,
                            -------------------------------------------

                               1999     1998     1997     1996    1995
                               ----     ----     ----     ----    ----
BALANCE SHEET DATA:                        (IN THOUSANDS)


WORKING CAPITAL              $22,798  $37,476  $ 9,846   $  601  $(410)
PROPERTY AND EQUIPMENT, NET    6,442    3,210    1,245      521    507
TOTAL ASSETS                  39,591   50,400   12,091    1,552    873
DEFERRED REVENUE              11,000   11,000   11,000        -      -
STOCKHOLDER'S EQUITY          24,832   35,962   (1,242)     266    203


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are the developer and owner of the Syntroleum Process, a proprietary process designed to catalytically convert natural gas into synthetic liquid hydrocarbons. The Syntroleum Process is a simplification of traditional gas to liquids, or "GTL", technologies aimed at substantially reducing the capital and operating costs and the minimum economical size of a GTL plant. A primary advantage of the Syntroleum Process over competing processes is its use of air, rather than pure oxygen, in the conversion process. Although no commercial-scale GTL plant based on the Syntroleum Process has been built yet, we have successfully demonstrated many elements and variations of the Syntroleum Process in laboratory tests and pilot plant operations. We believe that a significant opportunity exists for cost-effective GTL plants due to the large volumes of natural gas reserves worldwide that are currently not marketable because distance to market makes their utilization uneconomical.

      Our strategy for commercializing the Syntroleum Process involves the following key elements:

- Licensing the Syntroleum Process to oil and gas industry participants for use in GTL plants designed to produce synthetic crude oil and liquid fuels,

- Establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products, and

- Continuing to reduce costs and develop process improvements through research and development activities and acquisitions.

     To date, we have entered into master license agreements with Texaco, ARCO and Marathon, and have entered into volume license agreements with Repsol YPF, Enron and Kerr-McGee. We have received an aggregate of $11 million and rights to technologies in connection with these license agreements. We are currently in discussions with several other oil and gas companies and others with respect to joint ventures to develop specialty product GTL plants. We are developing a specialty products plant to be located in Western Australia which we expect to be owned by a joint venture between us, Enron and Methanex, although the financing for construction of this proposed plant has not yet been finally arranged. We have entered into joint development arrangements with Texaco, ARCO, Marathon, Bateman, GE Power Systems, DaimlerChrysler, Catalytica Combustion Systems and AMEC.

     Because we are incurring costs with respect to developing and commercializing the Syntroleum Process and do not anticipate recognizing any revenues from licensing our technology or from production from a specialty plant in the near future, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities, specialty product GTL plants or real estate sales.

     In June 1999, we completed a reincorporation as a Delaware corporation.
In the reincorporation, our predecessor, Syntroleum Corporation, a Kansas corporation, merged into a wholly owned Delaware subsidiary, and each share of our predecessor's common stock was converted into one share of the Delaware corporation's common stock. The Delaware corporation was the surviving corporation in the merger. The reincorporation merger has been accounted for as a combination of entities under common control using the historical cost basis of the combining companies as if it were a pooling of interests.

     In August 1998, Syntroleum Corporation, an Oklahoma corporation, merged Into SLH Corporation, a Kansas corporation. SLH Corporation was the surviving corporation and changed its name to Syntroleum Corporation in connection with the merger. This merger was accounted for as a reverse acquisition, with Syntroleum Corporation, an Oklahoma Corporation, being treated as the accounting Acquirer. The results of operations of SLH Corporation have been included in our financial results since completion of the merger.

OPERATING REVENUES

     General. During the periods discussed below, our revenues were generated from (1) sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation, (2) reimbursement for research and development activities associated with the Syntroleum Process and
(3) other sources, including rent generated by real estate holdings owned by SLH prior to the merger. Because our real estate portfolio has been substantially sold, we expect to receive lower levels of revenues from these sources in following periods. In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources: licensing; catalyst sales; sales of products from specialty product GTL plants in which we own an equity interest; and revenues from research and development activities carried out with industry partners. Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees, and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Our results of operations and cash flows are expected to be affected by changing gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

     License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. We have acquired technology, commitment of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

     Our site license agreements require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is determined pursuant to a formula based on the present value of the product of (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package for a plant licensed under the agreement is delivered and recognize 50% of the deposits and fees when the plant has passed the performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses it sells in the future.

     Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements require our catalyst to be used in the initial fill for the licensee to receive our process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

     Specialty Product GTL Plant Revenues. We intend to develop several specialty product GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated specialty products of these plants (i.e., synthetic lube base oils, synthetic drilling fluid, waxes and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins for these plants. We anticipate forming several joint ventures with oil and gas industry and financial partners in order to finance and operate these plants. We anticipate that our specialty GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be made in each plant.

     Joint Development Revenue. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensee partners and others. Through these joint development agreements, we may receive revenue as reimbursement for specified portions of our research and development expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

     Real Estate Sales Revenues. As of December 31, 1999, our real estate inventory consisted of (1) a seven-story parking garage in Reno, Nevada, which has subsequently been sold, (2) a 49.9% interest in a community shopping center in Gillette, Wyoming, (3) undeveloped land in Houston, Texas (300 acres of undeveloped land and 125 lots comprising the "Houston Project"), and in Corinth, Texas (nine acres), and (4) an equity investment in a recently renovated hotel located in Tulsa, Oklahoma. This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH. Our total real estate inventory had an aggregate carrying value at December 31, 1999 of approximately $6.1 million. All of our real estate inventory is held for sale except for the investment in the hotel located in Tulsa, Oklahoma and the Houston Project, which is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

     In February 2000 we closed the sale of the Reno parking garage to Fitzgeralds Reno, Inc. The sale price was $3 million payable $750,000 in cash at closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

     OPERATING EXPENSES

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the merger of Syntroleum Corporation and SLH Corporation in 1998, our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially and we have expanded our research and development, engineering and commercial staffing levels, and these expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology. In May 1998, we acquired a 16,500-square-foot laboratory located on approximately 100 acres at which we are increasing our laboratory space and here we plan to consolidate our pilot plant operations.

     We expect to incur significant expenses in connection with the start-up of our GTL plants. For example, we expect that our expenses will increase at the time of commencement of construction of specialty products plants in which we own an interest. Upon the commencement of commercial operation of GTL plants in which we own an equity interest, we will incur cost-of-sales expense relating primarily to the cost of natural gas feedstocks for our specialty plants and will incur operating expenses relating to these plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future.

RESULTS OF OPERATIONS

OVERVIEW

     During 1999, we continued our efforts to commercialize our GTL technology on several fronts. Construction of our pilot plant facility jointly developed by us with ARCO at ARCO's refinery located in Cherry Point, Washington was completed and the plant completed a successful start up in July. The plant is currently being operated and the results of its operation have successfully demonstrated a number of key aspects of the autothermal reformer and moving bed reactor designs and related catalyst performance. We continue to gather data and experience from plant operations which will be useful in our efforts to apply this version of our GTL technology on a commercial basis.

     We continued our activities to confirm catalyst performance and reactor Designs for our proposed Sweetwater project. These activities included the construction and operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors will allow us to complete a battery of confirmation tests and begin detailed engineering of our proposed Sweetwater plant during 2000.

     We also continued our efforts to advance numerous other aspects of the Sweetwater project. We have selected Western Australia as the site for the Sweetwater plant. In October 1999 we signed a Project Development Agreement with Tessag Industrie-Anlagen GmbH (formerly Kl ckner Industrie-Anlagen GmbH) to provide us a fixed price for the design and construction of the Sweetwater plant. We expect to receive this fixed price in late 2000. In addition, we have entered into a letter of intent with the Commonwealth of Australia which provides, subject to satisfaction of various conditions and execution of definitive agreements, for the Commonwealth to acquire a license to our GTL technology for AUD$30 million (approximately US$19 million) and to provide us an additional AUD$40 million (approximately US$25 million) for further development and commercialization of our GTL technology in Australia. Finally, in February 2000, we entered into a Gas Sale Agreement with venture partners of North West Shelf Gas Pty Ltd. for the purchase of a 20-year gas supply to the Sweetwater plant.

     In January 2000, we entered into a letter of intent with Methanex Corporation under which Methanex has paid us $2 million to fund a portion of the costs of engineering work being performed by Tessag Industrie-Anlagen GmbH to provide us a fixed price for design and construction of the Sweetwater plant. Under the letter of intent, subject to satisfaction of various conditions and execution of definitive agreements, Methanex would also invest an additional US$43 million for a minority interest in the Sweetwater plant. Methanex is engaged in the worldwide production and marketing of methanol.

1999 COMPARED TO 1998

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $1,986,000 in 1999, up $207,000 from 1998 when they were $1,779,000. The increase was primarily due to the funding received under the joint development agreement with ARCO relating to our pilot plant at their Cherry Point refinery in Washington. This increase was partially offset by decreased revenues under our joint development agreement with Texaco as a result of the completion in 1998 of construction of the hybrid, multiphase
(HMX) reactor at our pilot plant.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $1,219,000 in 1999, down $1,197,000 from $2,416,000 in 1998. This decrease was the result of the sale of 38 lots in the Houston Project and the sale of the remaining land in Kansas City, Missouri during 1999 compared to the sale of the final three condominium units at our Quail Run development in Santa Fe, New Mexico, the sale of undeveloped land in Kansas City, Missouri and the sale of a boat slip in Florida during 1998. These revenues should continue to decrease as the remaining real estate inventory is sold.

     Other Revenue. Other revenues were $650,000 in 1999, up $366,000 from 1998 when they were $284,000. The increase resulted primarily from parking and retail rentals at our parking garage in Reno, Nevada. We sold this parking garage during the first quarter of 2000 and we will no longer receive revenues from parking and retail rentals at this garage.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $824,000 in 1999, down $1,563,000 from $2,387,000 in 1998.
The decrease resulted from the sale of 38 lots in the Houston Project and the sale of the remaining land in Kansas City, Missouri. Our 1998 cost of sales included the sale of our remaining condominium units in New Mexico, the undeveloped land in Kansas City and the boat slip in Florida during 1998. Real estate operating expenses were $781,000 during 1999, up $514,000 from 1998 when they were $267,000. This increase was primarily attributed to inclusion of a full year of expenses in 1999 as the merger with SLH occurred in August of 1998.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering And research and development activities were $10,863,000 in 1999, up $5,170,000 from 1998 when these expenses were $5,693,000. The increase occurred primarily as a result of the expansion of our Tulsa, Oklahoma pilot plant facility, the purchase of equipment for our recently acquired technology center in Tulsa, Oklahoma, higher research and development spending and higher outside engineering expense associated with our joint efforts with ARCO to design and construct the pilot plant at ARCO's Cherry Point Refinery and our efforts to accelerate the preliminary design and operating parameters of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $10,409,000 in 1999, up $1,258,000 from 1998 when these expenses were $9,151,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $1,864,000 in 1999, up $556,000 from 1998 when this income was $1,308,000. The increase was primarily attributable to interest income from higher cash balances following the merger of Syntroleum Corporation and SLH Corporation.

     Provision for Income Taxes. We incurred a loss in both 1999 and 1998 and did not recognize an income tax benefit for such loss.

     Net Income. In 1999, we experienced a loss of $17,158,000. The loss was $5,447,000 higher than in 1998 when we experienced a loss of $11,711,000. The increase in the loss is a result of the factors described above.

1998 COMPARED TO 1997

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $1,779,000 in 1998, down $227,000 from 1997 when they were $2,006,000. The decrease was primarily due to the completion in 1998 of construction of the hybrid, multiphase (HMX) reactor at our pilot plant that was funded by Texaco under our joint development agreement.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $2,416,000 in 1998, up from zero in 1997 when we had no real estate operations. This increase was the result of the sale of the final three condominium units at SLH's Quail Run development in Santa Fe, New Mexico, the sale of undeveloped land in Kansas City, Missouri and the sale of a boat slip in Florida.

     Other Revenue. Other revenues were $284,000 in 1998, up $283,000 from 1997 when they were $1,000. The increase resulted primarily from parking and retail rentals at our parking garage in Reno, Nevada.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $2,387,000 in 1998, up from zero in 1997 when we had no real estate operations. The increase resulted from the sale of the condominium units in New Mexico, the undeveloped land in Kansas City and the boat slip in Florida. Real estate operating expenses were $267,000 in 1998 compared to zero in 1997 when we had no real estate operations.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $5,693,000 in 1998, up $2,139,000 from 1997 when these expenses were $3,554,000. The increase occurred as a result of our higher research and development spending and higher outside engineering expense, partially offset by lower operating costs associated with our development of the hybrid multiphase reactor (HMX).

     General and Administrative and Catalyst Services Expense. General and administrative expenses were $9,151,000 in 1998, up $5,533,000 from 1997 when these expenses were $3,618,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants. During 1997 Syntroleum incurred a $4,800,000 catalyst services expense in connection with a transaction whereby (1) Criterion exercised a portion of an option and purchased 167,000 shares (on a pre-merger basis) of Syntroleum's common stock for $2,004,000, (2) Syntroleum and Criterion modified an agreement regarding future purchases of catalyst by Syntroleum, and (3) Syntroleum and Criterion entered into an agreement pursuant to which Syntroleum issued 400,000 shares (on a pre-merger basis) of Syntroleum's common stock (valued at $12.00 per share) to Criterion in consideration for all prior services rendered to and catalyst received by Syntroleum from Criterion and other consideration. Accordingly, this $4,800,000 was expensed.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $1,308,000 in 1998, up $955,000 from 1997 when this income was $353,000. The increase was primarily attributable to interest income from higher cash balances following the merger of Syntroleum Corporation with SLH Corporation.

     Provision for Income Taxes. We incurred a loss in both 1998 and 1997 and did not recognize an income tax benefit for such loss.

     Net Income. In 1998, we experienced a loss of $11,711,000. The loss was $2,099,000 higher than 1997 when we experienced a loss of $9,612,000. The increase in the loss is as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     As of December 31, 1999, we had $23,881,000 in cash and short-term investments and $2,641,000 in current liabilities. We do not currently have any material outstanding debt or lines of credit. Prior to the merger of Syntroleum Corporation and SLH Corporation in 1998, the primary sources of liquidity for Syntroleum Corporation were equity capital contributions and prepaid license fees and its principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At December 31, 1999, we had $748,000 in accounts receivable outstanding with our joint development partners relating to joint development activities.

     Cash flows (used in) provided by operations were ($16,599,000), ($12,132,000), and $6,736,000 in 1999, 1998 and 1997, respectively. The decrease in cash flows provided by operations in 1999 as compared to 1998 was primarily the result of the absence during 1999 of prepaid license and option fees, which we recognize as deferred revenue, the sale of 38 lots in Houston, Texas, offset by additional spending on the Houston development, higher salaries and wages related to higher staffing levels, and increased spending on research and development and engineering activities. Additionally, during 1998, we sold the final three condominium units in Santa Fe, New Mexico, which were acquired from SLH as a result of our merger.

     Cash flows (used in) provided by investment activities were ($4,094,000), $35,242,000, and ($1,114,000) in 1999, 1998 and 1997, respectively. The decrease in cash flows provided by investment activities in 1999 as compared to 1998 resulted from the maturity of investments held that were acquired in the merger of Syntroleum Corporation and SLH Corporation, and by higher spending on property and equipment. Cash flows provided by financing activities were $6,028,000, $1,713,000, and $3,654,000 in 1999, 1998 and 1997, respectively.
The increase in cash flows provided by financing activities in 1999 as compared to 1998 is primarily related to the settlement of a merger contingency in early 1999 for $6 million. Cash flows in 1998 primarily reflected the investment by Enron in our Sweetwater project and cash received in the merger of Syntroleum Corporation and SLH Corporation.

     The construction of our specialty product GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will also involve significant expenditures. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development and other activities may be curtailed. We estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million.

     We have sought to temporarily invest our assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation that would materially adversely affect us.

     If five or fewer individuals own, directly or under constructive ownership rules, more than 50% in value of our outstanding stock at any time during the last half of a taxable year and at least 60% of our adjusted ordinary gross income consists of personal holding company income, we would be subject to not only the regular federal income tax, but would also be subject to an additional tax of 39.6% of our undistributed personal holding company income. Based on current levels of stock ownership, we believe that slightly less than 50% in value of our common stock is owned by five or fewer individuals. We also believe that payments we receive under our license agreements do not constitute items of personal holding company income, although the Internal Revenue Service may contest that position.

     INITIAL SPECIALTY PRODUCT GTL PLANT

     We are developing a 10,000 barrel per day specialty product plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, drilling fluid, and synthetic light paraffins. The plant was initially planned to be constructed in Sweetwater County, Wyoming. However, after being approached by gas producers at alternative sites at which lower cost natural gas could be obtained, we decided to evaluate international sites as well. In February 2000, we selected a site on the Burrup Peninsula of Western Australia as the site for what we now call the "Sweetwater" plant. The site is about 4 kilometers from the North West Shelf LNG facility and near the towns of Karatha and Dampier. The site is approximately 1,000 miles north of Perth, Australia.

     In November 1999, we signed a project development agreement with Tessag Industrie-Anlagen GmbH (formerly Klockner Industrie-Anlagen GmbH) to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages in the event certain process and product specifications are not achieved. This commitment is important in order to obtain the necessary debt financing for the project. We currently expect that Tessag will design and construct the plant. Syntroleum is the managing member of this joint venture, but it may subcontract with a third party that would manage the operations of the plant.

     We have signed a gas purchase agreement with the North West Shelf venture partners, whose members include Shell Development (Australia) Pty Ltd., Chevron Australia Pty Ltd., BP Development Australia Pty Ltd., Woodside Energy Ltd., BHP Petroleum (North West Shelf) Pty Ltd., and Japan Australia LNG (MIMI), a partnership between Mitsui and Mitsubishi. Subject to several conditions, the venture agreed to supply gas to the plant for 20 years.

     Enron has contributed $1 million for a four percent interest in this joint venture and agreed to contribute an additional approximately $14 million in exchange for an additional seven percent interest upon the satisfaction of certain conditions, including the execution of agreements which provide for the remaining equity and debt financing for the plant, the execution of fixed price engineering and construction contracts, and the execution of acceptable agreements for the sale of products produced at the plant. Enron has an option to acquire shares of our common stock in exchange for either its interest in this joint venture or an amount of cash equal to its contributions to this joint venture and an option to require us to purchase its interest under specified circumstances. We have contributed $2 million toward the plant's development. The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. Our ownership percentage in this joint venture will depend on the terms of subsequent financings.

     In February 2000, we signed a letter of intent with Methanex Corporation which provides for Methanex to become an equity investor in the Sweetwater project. Under the letter of intent, Methanex has contributed $2 million toward the cost of the Tessag engineering work and would contribute an additional $43 million after certain conditions are met, including finalizing debt and receipt of satisfactory permits.

     The State of Western Australia has agreed to assist our Sweetwater project and other potential projects in the area with a AUD$19 million (approximately US$12 million) common use infrastructure package, including a desalinization plant to which our project will supply steam and from which our project will receive cooling water.

     In February 2000 we entered into a letter of intent with the Commonwealth of Australia to license the Syntroleum Process to the Commonwealth as part of a program for unlocking the value of Australia's energy reserves and improving the quality of the environment. Under the letter of intent, the Commonwealth would make a AUD$30 million (approximately US$19 million) license fee deposit, of which AUD$20 million (approximately US$12.4 million) may be credited against future license fees. The letter of intent also provides that the Commonwealth would make a 25-year, $40 million (approximately US$25 million) interest free loan to support the further development and commercialization of GTL technologies in Australia. These commitments by the Commonwealth are subject to negotiation and execution of definitive license and loan agreements.

     We are currently exploring sources of debt and equity capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained. The schedule for construction of this plant has not yet been finally determined.


     WE WILL NEED TO OBTAIN FUNDS FROM ADDITIONAL FINANCINGS OR OTHER SOURCES, AND IF WE DO NOT RECEIVE THESE FUNDS WE MIGHT NEED TO DELAY OR ELIMINATE OUR EXPENDITURES, INCLUDING THOSE FOR CAPITAL PROJECTS.

     We have expended and will continue to expend a substantial amount of funds to continue the research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to obtain additional funds primarily through a combination of equity and debt project financing, collaborative or other arrangements with strategic partners and others and debt and equity financing in the capital markets. Financing may not be available when needed or on terms acceptable to us. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, research and development, and other activities. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If additional funds are raised by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

     Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of specialty products will be a source of funds for operations. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

     OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY MAY BE CONSTRAINED DUE TO INSUFFICIENT SCIENTIFIC, TECHNICAL, OPERATIONAL AND ADMINISTRATIVE RESOURCES.

     Our rapid growth to date has placed a significant strain on our scientific, technical, operational and administrative resources. As we implement our strategy to commercially develop our GTL technology, demands on these resources will continue to increase. Our ability to implement our business strategy may be constrained, and the timing of implementation may be impacted, due to insufficient resources. At March 1, 2000, we had 74 full-time employees. Competition for personnel is intense, and we may not be able to retain our current personnel or attract and assimilate additional personnel.

     BECAUSE OUR BUSINESS STRATEGY IS TO SEEK TO COMMERCIALIZE A NEW TECHNOLOGY, OUR PROSPECTS CANNOT BE EVALUATED BASED ON OUR HISTORICAL OPERATING RESULTS.

     Our company was founded in 1984 and began efforts to commercialize the Syntroleum Process in 1993. Prior to our first receipt of license fees in late 1996, our only significant revenues were from joint development activities. Accordingly, we do not have an operating history upon which an evaluation of our prospects can be based. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks. We have incurred net losses from inception through 1999. Although we have received significant license fees in 1997, these fees may not be sustainable and are not indicative of future operating results. We can give no assurance that we will achieve or sustain profitability.

     Our anticipated expense levels are based in part on our expectations as to future operating activities and are not based on historical financial data. We plan to increase our capital expenditures to fund the design and construction of GTL plants, increase our operating expenses to fund greater levels of research and development and increase our marketing and operational capabilities. These expenses may precede or may not subsequently be followed by increased revenues or cash flows.

     OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

     We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include timing of any construction by us of our GTL plants, timing of any construction of GTL plants by licensees, demand for licenses to the Syntroleum Process and receipt and revenue recognition of license fees, oil and gas prices, timing and amount of research and development expenditures, demand for specialty products, introduction or enhancement of GTL technologies by us and our competitors, market acceptance of new technologies and general economic conditions. As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it may be that in some future year or quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

     WE PLAN TO CONSTRUCT GTL PLANTS IN FOREIGN COUNTRIES, WHERE WE WOULD BE SUBJECT TO RISKS OF A POLITICAL NATURE AND OTHER RISKS INHERENT IN FOREIGN OPERATIONS.

     We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations. These risks include changes in domestic and foreign taxation, labor disputes, civil disturbances and uncertain political and economic environments as well as risks of war and civil disturbances or other risks that may limit or disrupt production and markets or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. International operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation, which could affect the conduct or profitability of these operations.

CURRENCY RISK

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency in amounts equal to our estimated operating costs payable in local currency and in United States dollars for the balance of the contract. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at current exchange rates.


THE YEAR 2000 ISSUE

     Historically, some computerized systems have used two digits rather than four digits to define the applicable year, causing them to not properly recognize a year that does not begin with "19." There was widespread concern prior to January 1, 2000 that this could result in major failures or miscalculations and has been generally referred to as the "Year 2000 issue." We recognize that the impact of the Year 2000 issue extended beyond traditional computer hardware and software to automated systems and instrumentation, as well as to third parties such as vendors, suppliers, customers, banks and securities markets.

     Our computer hardware and software and automated systems and instrumentation were acquired during the past two years. Based on the recent date of purchase and assertions made by the vendors of these systems, we believed these systems were Year 2000 compliant and there have been no disruptions or failures of these systems on or after January 1, 2000.

     With respect to external parties, we conducted an assessment of the level of risk to us of non-compliance by the external parties and, to the extent we thought necessary, we contacted those external parties deemed to be significant to our operations. Based on assertions made by these external parties, we did not believe that there was a material uncertainty of noncompliance by an external party which would significantly affect our operations. There have been no disruptions or failures by external parties that significantly affected our operations on or after January 1, 2000.

     The total cost of our Year 2000 activities to date have not been, and future costs are not expected to be, material to our operations, liquidity or capital resources. We will continue to monitor our computer systems and those of third parties for potential Year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We are currently in the process of determining timing and the effect of adopting SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had short-term investments in the form of U.S. Treasury securities as of December 31, 1999. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at December 31, 1999 was approximately 5.7%.

     We do not currently conduct any material operations in foreign markets. Accordingly, we do not have any material market risk related to foreign exchange rates. The letter of intent we have signed with the Commonwealth of Australia is payable in Australian dollars which creates a contingent forward Australian dollar exposure. We intend to quantify our Australian forward exposure and convert the balance into U.S. dollars at the then applicable exchange rate.

     We do not purchase futures contracts nor do we purchase or hold any derivative financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated January 18, 2000, are set forth on pages F-1 through F-15 hereof. See Item 14 for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our directors and executive officers as of March 1, 2000. Unless otherwise indicated, each of our directors and executive officers has served in the indicated positions since the closing of the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998 and served in the same position with Syntroleum Corporation before the merger. References to positions held with our company before the date of the merger refer to positions held with our predecessor company, Syntroleum Corporation, an Oklahoma corporation.


                                                                                 DIRECTOR'S
NAME                  AGE                        POSITION                        TERM ENDING
--------------------  ---  ----------------------------------------------------  -----------
Kenneth L. Agee. . .   43  Chief Executive Officer and Chairman of the Board            2001
Mark A. Agee . . . .   47  President, Chief Operating Officer and Director              2000
Charles A. Bayens. .   61  Vice President of Engineering
Carla S. Covey . . .   27  Controller
Eric Grimshaw. . . .   47  Vice President, General Counsel and Secretary
Paul F. Schubert . .   44  Vice President of Research and Development
Peter V. Snyder, Jr.   54  Vice President of Product Sales
Michael P. Stewart .   45  Vice President of Information Technology
Randall M. Thompson.   42  Vice President and Chief Financial Officer
Larry J. Weick . . .   51  Vice President of Licensing and Business Development
Alvin R. Albe, Jr. .   45  Director                                                     2002
Frank M. Bumstead. .   58  Director                                                     2000
P. Anthony Jacobs. .   58  Director                                                     2001
Robert Rosene, Jr. .   46  Director                                                     2000
James R. Seward. . .   47  Director                                                     2001
J. Edward Sheridan .   65  Director                                                     2002

     Kenneth L. Agee is our Chief Executive Officer and Chairman of the Board. Mr. Kenneth L. Agee founded our company in 1984 and initially served as President and a director. He became Chief Executive Officer in February 1996 and Chairman of the Board in November 1995. He is a graduate of Oklahoma State University with a degree in Chemical Engineering and is a licensed Professional Engineer in the State of Oklahoma. In addition, he has over 15 years of experience in the oil and gas industry and is listed as Inventor on several United States and foreign patents and several pending patent applications, all of which have been assigned to us by Mr. Agee.

     Mark A. Agee is our President, Chief Operating Officer and a director. Mr. Mark A. Agee became President and Chief Operating Officer in February 1996 and has served as a director since March 1985. From 1989 to May 1993, he served as President, Chief Executive Officer and Director of Convergent Communications, a company which he founded in 1989 and sold in 1993. From 1981 to 1989, he served as President, Chief Executive Officer and a Director of XETA Corp., a computer company which he founded in 1981 and which became public in 1987. He holds a Bachelor's degree in Chemical Engineering from the University of Tulsa and is a licensed Professional Engineer in the State of Oklahoma.

     Charles A. Bayens is our Vice President of Engineering. Mr. Bayens joined our company in July 1997 as Business Development Manager and became Vice President of Engineering in December 1997. Prior to joining our company, Mr. Bayens was with Shell Oil Company from 1967 to 1997 in various technical and business assignments. From 1991 to 1997, he was President of Shell Synthetic Fuels, Inc., where he managed the commercialization of Shell's suite of synfuels technologies. Concurrently, from 1991 to 1994, he was also Manager, Technology Licensing for Shell. Mr. Bayens holds a Ph.D. in Chemical Engineering from Johns Hopkins University.

     Carla S. Covey is our Controller. Ms. Covey became our Director of Accounting in June 1997. Prior to joining our company, Ms. Covey served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc., in Tulsa, Oklahoma from 1995 to 1997. Ms. Covey also served as Assistant Director of Human Resources for the Adam's Mark Hotel in Tulsa, Oklahoma from 1994 to 1995. Ms. Covey received her B.A. degree in Business Administration from Drury College and her M.S. degree in Management from Southern Nazarene University. Ms. Covey is a certified public accountant.

     Eric Grimshaw is our Vice President, General Counsel and Secretary. Prior to joining our company in June 1997, Mr. Grimshaw was a partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar. Mr. Grimshaw received a B.A. degree from the University of Colorado and received his law degree from the University of Tulsa.

     Paul F. Schubert is our Vice President of Research and Development. Dr. Schubert joined us as Research Project Manager in May 1998. From 1996 to 1998, Dr. Schubert was Vice President of Monitor Labs, Denver, Colorado, where he was responsible for research, development and marketing of catalytic and laser based air emissions monitoring devices. From 1990 until 1996, Dr. Schubert served in a variety of roles with Catalytica, Inc. (Mountain View, California), a company engaged in research and development of catalytic processes. In his last few years at Catalytica, he served as Vice President of their Advanced Sensor Devices Division, which was sold to Monitor Labs in 1996. Prior to joining Catalytica, Dr. Schubert worked with Phillips Petroleum and Englehard Corporation in research, development and manufacturing of catalysts for the petrochemical industry. Dr. Schubert received a B.S. with High Honors from the University of Arkansas, and a Ph.D. in Inorganic Chemistry from the University of Illinois at Urbana-Champaign. He is an inventor or co-inventor of 13 U.S. patents, and has authored over two dozen technical publications.

     Peter V. Snyder, Jr., was our Vice President of Product Sales until his retirement in early March 2000. He joined our company in January 1996. From 1979 to 1984, he served as Product Manager of Synthetic Waxes for Moore and Munger, Sasol's North American distribution company. From 1984 until 1989, he served as Director of Specialty Products for Moore and Munger and became Vice President and Director of Marketing in 1989. He joined C&C Petroleum and Chemicals Group in January 1991 as President and Chief Executive Officer. Mr. Snyder has over 18 years of experience in the lubes, chemicals and wax business and has been a member of the board of the Adhesive and Sealants Council, one of the largest wax-consuming industries in the world, since 1996. He is a graduate of the Taft School and the University of North Carolina.

     Michael L. Stewart is our Vice President of Information Systems and has served in that position since November 1998. Mr. Stewart joined our company in May 1997 as information technology manager, bringing over 23 years of computer and information systems related experience. From 1993 until joining us, he was a management consultant involved in data processing, systems operation, planning and organization. Earlier, he held the positions of Vice President - Management Information Services for Convergent Communications, Inc., and database design specialist for Continental Savings and Loan.

     Randall M. Thompson is our Vice President and Chief Financial Officer. Mr. Thompson joined our company in January 1997. From January 1994 through December 1996, he held various financial and marketing positions with Tenneco Energy Corporation, as vice president of strategic planning, marketing and business development. From 1983 through 1994, Mr. Thompson was employed by Atlantic Richfield Company and held financial management positions. Mr. Thompson holds a B.A. in Economics from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.

     Larry J. Weick is our Vice President of Licensing and Business Development. Mr. Weick joined our company in 1996. From 1971 to 1982, he held positions in engineering, planning and project development in the natural gas and electric utility industry. From 1982 to 1994, he held several finance, planning and business development positions with Atlantic Richfield Company. From 1994 to 1996, Mr. Weick served as a consultant to us. He holds a B.S. in Electrical Engineering from the University of Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University. Mr. Weick is also a Licensed Professional Engineer in both Nebraska and Texas.

     Alvin R. Albe, Jr., became a director in December 1988. Mr. Albe is currently Executive Vice President of the TCW Group, Inc., a capital management firm. Prior to joining TCW in 1991, Mr. Albe was President of Oakmont Corporation, a privately held corporation which administers and manages assets for several families and individuals. Mr. Albe was associated with Oakmont Corporation from 1982 to 1991. Before that time, he was Manager of Accounting at McMoRan Oil and Gas Co., and a Certified Public Accountant with Arthur Andersen & Co. in New Orleans. Mr. Albe graduated from the University of New Orleans with a B.S. in Accounting.

     Frank M. Bumstead became a director in May 1993. He has served as the President of Flood, Bumstead, McCready & McCarthy,Inc.,a financial and business management firm, since 1990. Mr. Bumstead has served as Vice Chairman of the Board of Response Oncology, Inc., a health care services firm, since 1986. He has served as a director of First Union National Bank of Tennessee since 1996. Mr. Bumstead has also served as a director of American Retirement Corp., and as a director of Imprint Records, Inc., since 1995 and as a director of TBA Entertainment, Inc., since 1994.

     P. Anthony Jacobs has served as a director since December 1996. Mr. Jacobs also served as the Chairman of the Board of SLH Corporation from December 1996 through the closing date of the merger of Syntroleum Corporation and SLH Corporation. Mr. Jacobs served as President and Chief Executive Officer of Lab Holdings, Inc., a company principally engaged in the laboratory testing business, a position he held from September 1997 until August of 1999 when the company merged with Lab One. From 1990 to 1993, he served as Executive Vice President and Chief Operating Officer of Lab Holdings, and from May 1993 to September 1997, he served as President and Chief Operating Officer of Lab Holdings. Mr. Jacobs also serves on the board of directors for Trenwick Group, Inc. and Response Oncology, Inc. Mr. Jacobs holds an M.B.A. from the University of Kansas and also is a Chartered Financial Analyst.

     Robert Rosene, Jr., became a director in March 1985. Mr. Rosene is President of Seminole Energy Services, L.L.C., a natural gas consulting and Marketing company. From 1984 to August 1998, he was Vice President of Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm which he co-founded. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and Director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University.

     James R. Seward has served as a director since December 1996. Mr. Seward also served as the President, Chief Executive Officer and director of SLH Corporation from February 1997 through the closing date of the merger of Syntroleum Corporation and SLH Corporation. From 1990 to September 1997,
Mr. Seward served as Chief Financial Officer and a director of Lab Holdings. From 1990 to May 1993 he served as Senior Vice President of Lab Holdings and from May 1993 to September 1997 he served as Executive Vice President.
He also serves as a director of Response Oncology, Inc., LabOne, Inc. and Concorde Career Colleges. Mr. Seward holds an M.B.A. in Finance and a M.P.A. from the University of Kansas and is also a Chartered Financial Analyst.

     J. Edward Sheridan became a director in November 1995. In 1985, Mr. Sheridan founded and since that time has served as President of Sheridan Management Corporation, a company whose purpose is to provide support services To businesses in industries with global markets for their products and services. From 1973 to 1975, he was Chief Financial Officer at Fairchild Industries and from 1975 to 1985, he was Chief Financial Officer at AMT, Inc. Mr. Sheridan is also a director of Bitwise Design, Inc. Mr. Sheridan holds an M.B.A. from Harvard University with an emphasis on Finance and International Operations and a B.A. from Dartmouth College.

     There are no family relations, of first cousin or closer, among our directors or executive officers, by blood, marriage or adoption, except that Mr. Kenneth L. Agee and Mr. Mark A. Agee are brothers.

     WE DEPEND ON OUR EXECUTIVE OFFICERS TO EXECUTE OUR BUSINESS STRATEGY AND OUR SCIENTIFIC AND TECHNICAL PERSONNEL TO DEVELOP OUR GTL TECHNOLOGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES.

     Our success substantially depends on the performance of our executive officers, including Kenneth L. Agee (our founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of our patents and patent applications), and Mark A. Agee (our President and Chief Operating Officer). Given the technological nature of our business, we also depend on our scientific and technical personnel. Except for a $500,000 life insurance policy held by us on the life Kenneth L. Agee, we do not maintain "key person" life insurance policies on any of our employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and holders of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% stockholders during the fiscal year ended December 31, 1999 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act, except that Robert B. Rosene, Jr. failed to file a Form 5 reporting a transaction that was subsequently reported on Form 4.

ITEM 11.      EXECUTIVE COMPENSATION

     The following tables show the compensation for our chief executive officer and each of our other four most highly compensated executive officers serving as
such on December 31, 1999.   The information shown includes compensation
received while the named executive officers were employees of our predecessor company prior to the merger of Syntroleum Corporation and SLH Corporation in 1998.

                                               SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                          ANNUAL COMPENSATION(1) COMPENSATION
                                                         ----------------------  ------------
                                                                                  SECURITIES    ALL OTHER
         NAME AND                                                                 UNDERLYING   COMPENSATION
     PRINCIPAL POSITION                              YEAR    SALARY($)  BONUS($)   OPTIONS(2)      ($)(3)
----------------------------------------------------  ----  ---------  --------  -----------  ------------
Kenneth L. Agee. . . . . . . . . . . . . . . . . . .  1999    229,000        __       35,000          -
Chairman of the Board and Chief Executive Officer. .  1998    225,000         -       32,247      1,258
                                                      1997    140,092    50,000            -          -

Mark A. Agee . . . . . . . . . . . . . . . . . . . .  1999    203,000        __       30,000          -
Director, President and Chief Operating Officer. . .  1998    200,000         -       25,798      1,506
                                                      1997    128,333    50,000            -          -

Randall M. Thompson. . . . . . . . . . . . . . . . .  1999    170,000         -      180,000          -
Vice President and Chief Financial Officer . . . . .  1998    170,008    50,000       32,247        100
                                                      1997    114,583         -       98,677          -
                                                      1999

Larry J. Weick . . . . . . . . . . . . . . . . . . .  1999    170,200         -       30,000          -
Vice President of Licensing and Business Development  1998    170,000         -       25,798        100
                                                      1997    123,162    50,000       25,798          -


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

(2) The options reflect adjustments made for the merger of Syntroleum Corporation and SLH Corporation in 1998.

(3)     Reflects auto allowances.

     The following table provides information concerning grants of stock options made to the named executive officers during 1999.



                               OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                      INDIVIDUAL
                                        GRANTS
                     ------------------------------------------

                                                                 POTENTIAL REALIZABLE
                               % OF TOTAL                          VALUE AT ASSUMED
                    NUMBER OF    OPTIONS                            ANNUAL RATES OF
                    SECURITIES GRANTED TO    EXERCISE                STOCK PRICE
                    UNDERLYING  EMPLOYEES     OR BASE               APPRECIATION FOR
                     OPTIONS       IN         PRICE     EXPIRATION   OPTION TERM(2)
     NAME           GRANTED    FISCAL YEAR   ($/SHARE)(1)  DATE    5%($)     10%($)
--------------------  -------  -----------  ----------  -------- --------  --------
Kenneth L. Agee. . .   35,000         4.64        7.57   2/3/04  127,288    359,623

Mark A. Agee . . . .   30,000         3.98        6.88   2/3/09  129,804    328,948

Peter V. Snyder, Jr.       __           __          __       __       __         __

Randall M. Thompson.   50,000         6.86        6.88   2/3/09  216,340    548,247
                      130,000        17.24        6.88  9/24/09  562,483  1,425,443

Larry J. Weick . . .   30,000         3.98        6.88  2/09/09  129,804    328,948

_______________


(1) The exercise price of the options granted is equal to the market value of the common stock on the date of grant, except in the case of Kenneth L. Agee where the exercise price of the options granted to Mr. Agee is equal to 110% of the market value of the common stock on the date of the grant.

(2) Potential realizable value of each grant assumes that the market prices of the underlying security appreciates at annualized rates of 5% and 10% over the term of the award. These rates are specified by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall market conditions. There can be no assurance that the amounts reflected on this table will be achieved.

     The following table provides information concerning each stock option exercised during 1999 by each of the named executive officers and the value of unexercised options held by such officers at the end of 1999.





                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                      AND FY-END OPTION VALUES

                                                                                   NUMBER OF                   VALUE OF
                                                                                  SECURITIES                  UNEXERCISED
                                                                                  UNDERLYING                 IN-THE-MONEY
                                                                                 UNEXERCISED                  OPTIONS AT
                                                                                  OPTIONS AT                  FISCAL YEAR
                                                                                 FISCAL YEAR                  -END ($)(2)
                                                                                     -END
                                                                                -------------               --------------
                                                    SHARES       VALUE
                                                 ACQUIRED ON   REALIZED
NAME                                             EXERCISE(#)    ($)(1)    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-----------------------------------------------  ------------  ---------  -----------  --------------  -----------  -------------
Kenneth L. Agee . . . . . . . . . . . . . . . .             -         -        10,749         56,498             -         19,600

Mark A. Agee. . . . . . . . . . . . . . . . . .             -         -         8,600         47,198             -         37,500

Peter V. Snyder, Jr.. . . . . . . . . . . . . .             -         -             -              -             -              -

Randall M. Thompson . . . . . . . . . . . . . .             -         -        55,896        227,295       107,450        286,397

Larry J. Weick. . . . . . . . . . . . . . . . .             -         -        34,398         47,198        61,399         37,500


______________

(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of the common stock on the date of exercise, multiplied by the number of shares underlying the options.

(2) Based on the closing price of the common stock of $8.13 on December 31, 1999, the last trading day of 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our compensation committee consists of Messrs. Albe, Jacobs, Rosene and Seward, all of whom are our non-employee directors. Prior to serving on the compensation committee, James R. Seward was our President and Chief Executive Officer. P. Anthony Jacobs, prior to serving on the compensation committee, was the Chairman of the Board and a director of our company.

EXECUTIVE EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of our executive officers. The annual base salaries for Messrs. Kenneth L. Agee, Mark A. Agee, Randall M. Thompson, Larry J. Weick and Peter V. Snyder, Jr., are currently approximately $225,000, $200,000, $170,000, $180,000 and $150,000, respectively.
Each employment agreement also entitles the employee to participate in employee benefit plans that we may from time to time offer to our employees.

     Each agreement provides for an initial term of 12 months and is automatically renewed for successive terms of 12 months unless sooner terminated. Under each agreement, employment may be terminated as follows:

-     by us upon the employee's death, disability or retirement;
- by us upon the dissolution and liquidation of our company (unless our business is thereafter continued);
-     by us for just cause;
-     by the mutual agreement of the employee and us; and
-     by either us or the employee upon 60 days' written notice.

If employment is terminated by us for any reason other than as noted in the first three items above, the employee is entitled to receive his monthly salary for a period of one or two years, as applicable, following the date of termination. In addition, if there is a change in control of our company and:

- we terminate the employee's employment for any reason other than the employee's death, disability, retirement or just cause during the one-year period immediately following the change of control;
-     the employee terminates his employment for good reason; or
- during the 60-day period immediately following the lapse of one year after any change of control, we or the employee terminate the employee's employment for any reason;

then, in lieu of any further payments for periods subsequent to the date of termination, we or our successor will pay the employee an amount equal to one or two times, as applicable, such employee's full base salary in effect on the date of termination payable in equal monthly installments for a period of 12 or 24 months, as applicable.

     Pursuant to each agreement, the employee is prohibited from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee's employment with us, other than as required in the performance of the employee's duties. The agreement also provides that the employee will not have or claim any right, title or interest in any trademark, service mark or trade name owned or used by us. The employee also agrees to irrevocably assign to us all of the employee's right, title and interest in and to any and all inventions and works of authorship made, generated or conceived by the employee during his or her period of employment with us and which related to our business or which were not developed on the employee's own time. Each employee further agrees that during the period of employment with us and for a period of two years following the termination of employment, the employee will not engage in certain activities related to our business, including a covenant not to compete.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of our common stock beneficially owned as of March 1, 2000, by (1) each director and nominee for director, (2) each of the executive officers named in the Summary Compensation Table under "Item 11. Executive Compensation," (3) all directors and executive officers as a group and (4) all persons known by us to be the beneficial owners of at least 5% of the outstanding common stock.


                                                  PERCENTAGE OF
NAME (1)(2)                             SHARES        CLASS
-------------------------------------             --------------

Kenneth L. Agee(3)                     4,947,604           18.1%
Mark A. Agee(4)                        1,466,853            5.4%
Randall M. Thompson                      169,541              *
Peter V. Snyder, Jr.                     259,780            1.0%
Larry J. Weick(5)                        320,877            1.2%
Alvin R. Albe, Jr.                        72,460              *
Frank M. Bumstead                         81,568              *
P. Anthony Jacobs(6)                     524,345            1.9%
Robert Rosene, Jr.(7)                    180,541              *
James R. Seward(8)                       478,517            1.8%
J. Edward Sheridan                        34,986              *
All directors and executive officers
as a group (16 persons)                8,797,502           32.2%
Robert A. Day(9)                       3,239,261           11.9%
William D. Grant(10)                   2,110,924            7.7%


____________


*  Represents ownership of less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Syntroleum Corporation, 1350 South Boulder, Suite 1100, Tulsa, Oklahoma 74119-3295.

(2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following shares of common stock subject to stock options are included in the table: Kenneth L. Agee - 33,165; Mark A. Agee
- 27,199; Randall M. Thompson - 109,109; Larry Weick - 52,997; Alvin R. Albe, Jr. - 8,010; Frank J. Bumstead - 8,010; P. Anthony Jacobs - 203,010; Robert Rosene, Jr. - 8,010; James R. Seward - 203,010; J. Edward Sheridan - 8,010; and all directors and executive officers as a group - 800,960.

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

(5) Includes 4,200 shares of common stock held by Mr. Weick as custodian for his daughters, as to which he disclaims beneficial ownership.

(6) Includes 1,500 shares of common stock held by Mr. Jacobs' wife, as to which he disclaims beneficial ownership.

(7) Includes 10,800 shares of common stock owned by trusts the beneficiaries whom are Mr. Rosene's children, as to which Mr. Rosene disclaims beneficial ownership.

(8) Includes 2,250 shares of common stock held in a family trust for which Mr. Seward serves as a co-trustee with his mother (and in that capacity shares voting and investment powers).

(9) Based on the Schedule 13D filed by Mr. Robert A. Day on August 17, 1998. The business address of Mr. Day is Trust Company of the West, 865 South Figueroa, Suite 1800, Los Angeles, California 90017.

(10) Based on the Amendment No. 2 to Schedule 13G filed by Mr. William D. Grant on February 9, 2000. The business address of Mr. Grant is One Ward Parkway, Suite 130, Kansas City, Missouri 64112. Includes options to purchase 97,200 shares exercisable within 60 days of the date of this Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     In February 1994, Mr. Mark A. Agee, our President and Chief Operating Officer, purchased 750,000 shares of our predecessor company's common stock for a purchase price of $0.50 per share, which was paid by delivery of a promissory note in the amount of the aggregate purchase price.  In June 1995, Messrs. Mark
A. Agree, Larry J. Weick, our Vice President of Licensing and Business Development and Peter V. Snyder, Jr., our Vice President of Product Sales, purchased 250,000, 200,000, and 200,000 shares of our predecessor company's common stock, respectively, for a purchase price of $0.50 per share, in each case paid by delivery of promissory notes in the amount of each of the respective aggregate purchase prices. In September 1997, our predecessor company loaned Messrs. Agee, Weick and Snyder $594,856, $117,174 and $117,174, respectively, the proceeds of which were used to repay their respective previously outstanding notes. The currently outstanding notes bear interest at the rate of 6.1% per year and mature in May 2004. The largest aggregate amount outstanding at any time during 1999 pursuant to each of such notes was $676,204, $133,198 and $133,198 by Messrs. Agee, Weick and Snyder, respectively. As of March 1, 2000, each of Messrs. Agee, Weick and Snyder owed pursuant to such promissory notes approximately $678,854, $133,918 and $133,918, respectively.
To secure their respective notes, Messrs. Agee, Weick and Snyder have each pledged to us shares of our common stock with a market value equal to two times the indebtedness under their respective notes.

     In February 2000, we loaned Paul F. Schubert, our Vice President of Research and Development, $29,335. In September 1999 we loaned Mr. Schubert $30,000. These notes are unsecured, bear interest at the rate of 4.62% and 5.98% respectively, and mature on February 25, 2000 and September 14, 2003 respectively. At December 31, 1999, the balance of principal and interest under both of these notes totaled $61,175.

     Following the merger of Syntroleum Corporation and SLH Corporation, we Engaged Seward & Company, L.L.C. as a management consultant. During 1999, we Paid Seward & Company, L.L.C. approximately $78,000 for consulting services rendered. We anticipate that we will pay Seward & Company, L.L.C. approximately $72,000 during 2000 for consulting services. James R. Seward, one of our directors, is the sole member of Seward & Company, L.L.C.

                                             PART IV

ITEM  14.      EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM  8-K


     (A)(1)  FINANCIAL  STATEMENTS

         CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 1999:


Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998. . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 1999 . . . . .  F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999  F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999 . . . . .  F-5
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .  F-6

     (A)(2)     FINANCIAL  STATEMENT  SCHEDULES

     All schedules and other statements for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

     (A)(3)     EXHIBITS

     Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

      EXHIBIT
        NO.     DESCRIPTION  OF  EXHIBIT
       ---      ------------------------

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

     *3.1     Certificate of Incorporation of the Company (incorporated by reference to Annex B to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999).

     *3.2     Certificate of Designations of Series A Junior Participating
Preferred Stock of the Company dated June 16, 1999 (incorporated by reference to
Exhibit 4.5 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999).

     *3.3     Bylaws of the Company (incorporated by reference to Annex C to the
Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999).

     *4.1     Amended and Restated Rights Agreement dated as of January 31, 1997 and amended and restated on June 17, 1999 (incorporated by reference to Exhibit
4.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

     *10.1     Form of Master License Agreement of Syntroleum (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

     *10.5     First Amended and Restated Operating Agreement of
Syntroleum/Sweetwater Company, L.L.C. dated January 12, 1998 by and among Syntroleum, SLH and such other persons who may be admitted as members of Syntroleum/Sweetwater Company, L.L.C. as provided therein (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.6     Purchase Agreement dated January 12, 1998 by and between
Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

     *10.7     Amended and Restated Employment Agreement between Syntroleum and
Kenneth L. Agee (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.8     Amended and Restated Employment Agreement between Syntroleum and
Mark A. Agee (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.9     Amended and Restated Employment Agreement between Syntroleum and
Charles A. Bayens (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

     *10.10     Amended and Restated Employment Agreement between Syntroleum and
Eric Grimshaw (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.11     Amended and Restated Employment Agreement between Syntroleum and
Peter V. Snyder, Jr. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.12     Amended and Restated Employment Agreement between Syntroleum and
Randall M. Thompson (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.13     Amended and Restated Employment Agreement between Syntroleum and
Larry Weick (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.14     Master Preferred License Agreement dated September 25, 1996 between Syntroleum and Texaco Natural Gas, Inc. (incorporated by reference to
Exhibit 10.22 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.15     Master Preferred License Agreement dated March 7, 1997 between
Syntroleum and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.16     Master Preferred License Agreement dated April 10, 1997 between
Syntroleum and Atlantic Richfield Company (incorporated by reference to Exhibit
10.24 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.17     Volume License Agreement dated August 1, 1997 between Syntroleum and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.18     Volume License Agreement dated February 4, 1998 between
Syntroleum and Kerr-McGee Corporation (incorporated by reference to Exhibit
10.26 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.19     Volume License Agreement dated January 12, 1998 between
Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

     *10.20     Site License Agreement dated January 12, 1998 between Syntroleum and Syntroleum/Sweetwater Company, L.L.C. (incorporated by reference to Exhibit
10.28 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

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

     *10.30     Employment Agreement between Syntroleum and Paul F. Schubert dated May 15, 1999 (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     *10.31     Employment Agreement between Syntroleum and Carla S. Covey dated
March 22, 1999 (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     *10.32     Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999 (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

     21     Subsidiaries

          Syntroleum International Corporation (a Delaware corporation) Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
          Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
          Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
          Syntroleum Sweetwater Operations, Ltd. (a Cayman Islands exempted company)
          Scout Development Corporation (a Missouri Corporation)
          Scout Development Corporation of New Mexico (a Missouri Corporation) BMA Resources, Inc. (a Missouri Corporation)
          529 Partners, Ltd. (a Texas limited partnership)
          Lot Development, Inc. (a Texas Corporation)
          Carousel Apartment Homes, Inc. (a Georgia Corporation)

     23.1     Consent of Arthur Andersen LLP.

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


     SYNTROLEUM  CORPORATION


Dated:  March  9,  2000     By:  /s/  Mark  A.  Agee
                                 -------------------
                                 Mark  A.  Agee
                                 President  and  Chief  Operating  Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                                      Capacity                                      Date
------------------------  ------------------------------------------------------------------------  -------------

 /s/ Kenneth L. Agee                                                                                March 8, 2000
------------------------
Kenneth L. Agee          Chairman and Chief Executive Officer  (Principal Executive Officer)

 /s/ Randall M. Thompson
------------------------
Randall M. Thompson                                                                                 March 9, 2000
                          Vice President and Chief Financial Officer (Principal Financial Officer)
 /s/ Carla S. Covey
------------------------
Carla S. Covey                                                                                      March 9, 2000
                          Controller (Principal Accounting Officer)
 /s/ Mark A. Agee
------------------------
Mark A. Agee                                                                                        March 9, 2000
                          Director
 /s/ Alvin R. Albe, Jr.
------------------------
Alvin R. Albe, Jr.                                                                                  March 9, 2000
                          Director
 /s/ Frank M. Bumstead
------------------------
Frank M. Bumstead                                                                                   March 9, 2000
                          Director
 /s/ P. Anthony Jacobs
------------------------
P. Anthony Jacobs                                                                                   March 9, 2000
                          Director
 /s/ Robert Rosene, Jr.
------------------------
Robert Rosene, Jr.                                                                                  March 9, 2000
                          Director
 /s/ James R. Seward
------------------------
James R. Seward                                                                                     March 9, 2000
                          Director
 /s/ J. Edward Sheridan
------------------------
J. Edward Sheridan                                                                                  March 9, 2000
                          Director

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Stockholders of Syntroleum Corporation:


We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.



                              ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
January 18, 2000


                       SYNTROLEUM CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share and per share data)

                                                                         DECEMBER 31,
                                                                        ------------
                                                                      1999         1998
                                                                      ----         ----
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 20,316   $ 34,981
     Short-term investments                                             3,565      3,135
     Accounts and notes receivable                                      1,193        860
     Other current assets                                                 365        498
                                                                     ---------  ---------
          Total current assets                                         25,439     39,474

REAL ESTATE HELD FOR SALE                                               2,665      3,122
REAL ESTATE UNDER DEVELOPMENT                                           3,349      2,722
INVESTMENTS                                                             1,104      1,180
PROPERTY AND EQUIPMENT, net                                             6,442      3,210
OTHER ASSETS, net                                                         592        692
                                                                     ---------  ---------

                                                                     $ 39,591   $ 50,400
                                                                     =========  =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $  2,188   $  1,365
     Accrued liabilities                                                  453        633
                                                                     ---------  ---------
          Total current liabilities                                     2,641      1,998

OTHER NONCURRENT LIABILITIES                                               94        103
MINORITY INTERESTS                                                      1,024      1,337
DEFERRED REVENUE                                                       11,000     11,000
                                                                     ---------  ---------
          Total liabilities                                            14,759     14,438
                                                                     ---------  ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
         no shares issued                                                   -          -
     Common stock, $0.01 par value, 150,000,000 shares authorized,
         34,668,748 and 34,574,957 shares issued in 1999 and 1998,
        respectively, including shares in treasury                        347        346
     Additional paid-in capital                                        68,935     62,908
     Notes receivable from sale of common stock                          (699)      (699)
     Retained earnings                                                (43,674)   (26,516)
                                                                     ---------  ---------
                                                                       24,909     36,039
 Less-treasury stock, 7,674,905 shares in
        1999 and 1998, respectively                                       (77)       (77)
                                                                     ---------  ---------

          Total stockholders' equity                                   24,832     35,962
                                                                     ---------  ---------
                                                                     $ 39,591   $ 50,400
                                                                     =========  =========



     The accompanying notes are an integral part of these consolidated balance sheets.


                               SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except share and per share data)

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    1999         1998          1997
                                                                  -------       ------        -------


REVENUES:
     Joint development revenue                               $     1,986   $     1,779   $     2,006
     Real estate sales                                             1,219         2,416             -
     Other                                                           650           284             1
                                                             ------------  ------------  ------------

          Total revenues                                           3,855         4,479         2,007
                                                             ------------  ------------  ------------

COSTS AND EXPENSES:
     Cost of real estate sales                                       824         2,387             -
     Real estate operating expense                                   781           267             -
     Pilot plant, engineering and research and development        10,863         5,693         3,554
     Catalyst services                                                 -             -         4,800
     General and administrative                                   10,409         9,151         3,618
                                                             ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                                    (19,022)      (13,019)       (9,965)

INVESTMENT AND INTEREST INCOME                                     1,681         1,159           372
INTEREST EXPENSE                                                       -             -           (22)
OTHER INCOME                                                         154           118             -
                                                             ------------  ------------  ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                          (17,187)      (11,742)       (9,615)

MINORITY INTERESTS                                                    29            31             3
                                                             ------------  ------------  ------------

NET INCOME (LOSS)                                            $   (17,158)  $   (11,711)  $    (9,612)
                                                             ============  ============  ============

NET INCOME (LOSS) PER SHARE -
    Basic and diluted                                        $     (0.64)  $     (0.46)  $     (0.40)
                                                             ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                               26,905,853    25,466,737    23,953,347
                                                             ============  ============  ============






  The accompanying notes are an integral part of these consolidated statements.


                                      SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (in thousands)

                                                                  NOTES
                                        COMMON STOCK            RECEIVABLE
                                      -------- ----- ADDITIONAL FROM SALE                         TOTAL
                                       NUMBER          PAID-IN  OF COMMON ACCUMULATED TREASURY STOCKHOLDERS'
                                      OF SHARES AMOUNT CAPITAL  STOCK      DEFICIT     STOCK     EQUITY
                                      ---------------------------------------------------------------------

BALANCE, January 1, 1997                23,619   $237  $ 5,921   $(700)  $ (5,193)     $  -   $    265
     CONVERSION OF DEBENTURE               120      1    1,116       -          -         -      1,117
     SALE AND ISSUANCE OF STOCK            759      7    6,957       -          -         -      6,964
     STOCK ISSUED FOR SERVICES               4      -       34       -          -         -         34
     PURCHASE OF 1,934 SHARES
       OF TREASURY STOCK                     -      -        -       -          -       (11)       (11)
     PAYMENT ON NOTES RECEIVABLE             -      -        -       1          -         -          1
     NET INCOME (LOSS)                       -      -        -       -     (9,612)        -     (9,612)
                                        -------  ----  --------  ------  ---------     -----  ---------
BALANCE, December 31, 1997              24,502    245   14,028    (699)   (14,805)      (11)    (1,242)
     RETIREMENT OF TREASURY STOCK           (2)     -      (11)      -          -        11          -
     MERGER WITH SLH CORPORATION        10,075    101   48,891       -          -       (77)    48,915
     NET INCOME (LOSS)                       -      -        -       -    (11,711)        -    (11,711)
                                        -------  ----  --------  ------  ---------     -----  ---------
BALANCE, December 31, 1998              34,575    346   62,908    (699)   (26,516)      (77)    35,962
     SETTLEMENT OF MERGER CONTINGENCY        -      -    5,997       -          -         -      5,997
     STOCK OPTIONS EXERCISED                94      1       30       -          -         -         31
     NET INCOME (LOSS)                       -      -        -       -    (17,158)        -    (17,158)
                                        -------  ----  --------  ------  ---------     -----  ---------
BALANCE, December 31, 1999              34,669   $347  $68,935   $(699)  $(43,674)     $(77)  $ 24,832
                                        =======  ====  ========  ======  =========     =====  =========


  The accompanying notes are an integral part of these consolidated statements.


                                  SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                  1999          1998          1997
                                                                  ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(17,158)  $(11,711)  $(9,612)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:
      Stock issued for catalyst services                                   -          -     4,800
      Minority interest in income (loss) of subsidiary                   (29)       (31)       (3)
      Distribution of minority interest                                 (284)         -         -
      Depreciation and amortization                                      676        306        76
      Write-down of property and equipment                                 -          -       414
      Equity in earnings of affiliates                                  (141)        (8)        -
      Changes in real estate held for sale and under development        (170)     1,545         -
      Other                                                                -          -        56
      Changes in assets and liabilities--
           Accounts and notes receivable                                (333)       466      (429)
           Other assets                                                  206       (362)     (114)
           Accounts payable                                              823        348       485
           Accrued liabilities and other                                (189)    (2,685)       63
           Deferred revenue                                                -          -    11,000
                                                                    ---------  ---------  --------

              Net cash provided by (used in) operating activities    (16,599)   (12,132)    6,736
                                                                    ---------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (3,881)    (2,173)   (1,114)
   Distribution from venture capital investment funds                    217          -         -
   Maturity of SLH investments held to maturity                            -     37,415         -
   Purchase of short-term investments                                   (430)         -         -
                                                                    ---------  ---------  --------

             Net cash provided by (used in) investing activities      (4,094)    35,242    (1,114)
                                                                    ---------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Settlement of merger contingency                                    5,997          -         -
   Cash received from merger                                               -        713         -
   Minority interest investment in subsidiary                              -      1,000     1,500
   Proceeds from sale of common stock                                     31          -     2,164
   Other                                                                   -          -       (10)
                                                                    ---------  ---------  --------

            Net cash provided by financing activities                  6,028      1,713     3,654
                                                                    ---------  ---------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (14,665)    24,823     9,276
CASH AND CASH EQUIVALENTS, beginning of period                        34,981     10,158       882
                                                                    ---------  ---------  --------

CASH AND CASH EQUIVALENTS, end of period                            $ 20,316   $ 34,981   $10,158
                                                                    =========  =========  ========



   The accompanying notes are an integral part of these consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
BASIS OF REPORTING
    The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, or high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

     The Company's current focus is to further demonstrate the commercial viability of its proprietary technology. The Company has sold license agreements to six oil companies and, in connection with its joint development efforts with certain of its licensees, operates a pilot plant in Tulsa, Oklahoma that has demonstrated certain elements and variations of the Syntroleum Process and is participating in the operation of a pilot plant located at ARCO's refinery in Cherry Point, Washington. The Company is developing a commercial-scale specialty products plant to be located in Western Australia.

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

     On August 7, 1998, the Company's predecessor, Syntroleum Corporation, an Oklahoma corporation, merged with SLH Corporation, a Kansas corporation ("SLH"). This merger was accounted for as a reverse acquisition. The results of operations of SLH have been included in the results of Syntroleum since completion of the merger with SLH. Unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, as though the merger with SLH had occurred at January 1, 1997, are presented below. The pro forma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or in future operating results of the combined operations:



                                 DECEMBER 31,
                                ------------
                             1998          1997
                             ----          ----
                   (in thousands, except per share amounts)


Revenues                      $12,028   $19,350
Net income (loss)              (7,771)     (519)
Basic and diluted
  earnings (loss) per share   $ (0.31)  $ (0.02)



OPERATIONS
     The construction of specialty product GTL plants will require significant capital expenditures. The Company's other efforts to commercialize the Syntroleum Process will also involve significant expenditures. The Company intends to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. In the event such capital resources are not available, the Company's GTL plant development and other activities may be curtailed. Management estimates that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million.

CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These subsidiaries include BMA Resources, Inc., Scout Development Corporation, Scout Development Corporation of New Mexico, Lot Development, Inc., Carousel Apartment Homes, Inc., 529 Partners, Ltd. Syntroleum/Sweetwater Company, LLC, Syntroleum International Corporation, Syntroleum International Holdings Ltd., Syntroleum Sweetwater Holdings Ltd., and Syntroleum Sweetwater Operations Ltd. All subsidiaries except Syntroleum/Sweetwater Company, LLC, Syntroleum International Corporation, Syntroleum International Holdings Ltd., Syntroleum Sweetwater Holdings Ltd., and Syntroleum Sweetwater Operations Ltd. were acquired through the merger with SLH. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20% to 50% in which Syntroleum does not have a controlling interest are accounted for by the equity method. Investments in affiliated companies of 1% to 20% are accounted for by the cost method.

REVENUE RECOGNITION
     The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the joint development revenues for the years ended December 31, 1999, 1998 and 1997 have been from joint development activities with two major oil companies (see
Note 12). All joint development activities during the years ended 1999, 1998 and 1997 were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

     The Company recognizes revenue on the sale of license agreements by recording 50% of the license fee deposit as revenue when: (1) the license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee's initial licensed plant. Since 50% of the license fee deposit is subject to the Company's indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit is recorded as deferred revenue in the consolidated balance sheets and will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. As of December 31, 1999, the Company has deferred all amounts received related to license and option agreements.

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

     Real estate is valued at lower of cost, including development costs, or market. Development costs that are incurred during the period of development or construction are capitalized. Capitalized costs are charged to expenses as properties are sold.

     During 1999, the Company sold its remaining Kansas City Tracts and an easement in the Corinth Tract for a total of $531,000. The Company also sold 38 lots in Houston for $688,000. These assets were acquired in the merger with SLH.

SHORT -TERM INVESTMENTS
     Short-term investments consist of U.S. Treasury securities and debt obligations of U.S. Government agencies with original maturities between three and twelve months. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each subsequent balance sheet date. At December 31, 1999 and 1998, the Company's investment portfolio consisted of debt securities classified as held-to-maturity and trading securities and are presented at amortized cost and fair value, respectively.

RESEARCH AND DEVELOPMENT
     The Company incurs significant costs for research, development and engineering programs. Such costs are charged to expense when incurred.

INCOME TAXES
     Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and of net operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse. The Company records a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

IMPAIRMENT OF LONG-LIVED ASSETS
     The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company makes assessments of impairment on a project-by-project basis. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues of a project. No impairment provisions were required in 1999, 1998 or 1997.

SEGMENTS

     The Company has certain real estate assets that it acquired in the merger with SLH. Management's intent is to liquidate these assets and it does not intend to acquire additional real estate holdings. The Company's primary operation is to further demonstrate the commercial viability of its proprietary technology. Accordingly, management views the Company as having only one segment.

EARNINGS PER SHARE
     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 2,721,925 shares of common stock at an average exercise price of $7.44 were not included in the computation of diluted earnings per share as inclusion of such options would be anti-dilutive.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the 1999 presentation. Such reclassifications did not impact net income (loss).

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The company is currently in the process of determining timing and the effect of adopting SFAS No. 133.

2.  INVESTMENTS:
     At December 31, 1999, the Company has a 4.34% interest in a hotel partnership in Tulsa, Oklahoma having a carrying value of $100,000. The Company also owns a 3.61% investment in a privately held venture capital limited partnership having a carrying value of $476,000 and an investment in Norian Corporation, a developer of a proprietary bone substitute technology, which has a carrying value of $565,000 at December 31, 1999.

     The Company has a 49.9% interest in a partnership that owns a shopping center having a carrying value of ($37,000). The Company has guaranteed debt (with an unpaid balance of $ 5,830,000 at December 31, 1999) of the shopping center partnership. Because the Company has guaranteed this debt, the investment is carried below zero to reflect the Company's pro rata share of the partnership's deficit. The Company's obligation is secured by a $3.2 million U.S. Agency note. Summary financial information of the shopping center partnership is shown below:


                               DECEMBER 31,
                              ------------
                           1999          1998
                           ----          ----
                             (in thousands)
Results of Operations


     Revenue                $  830   $  798
     Gross profit              466      446
     Net earnings (loss)       283       71

                               DECEMBER 31,
                             ---------------
                              1999     1998
                            -------  -------
   (in thousands)
Financial Position
    Current assets          $1,303   $1,193
    Real estate              4,357    4,343
    Other assets               210      189
                            -------  -------
                            $5,870   $5,725
                            =======  =======

    Short-term borrowings   $  195   $  175
    Current liabilities        114       77
    Long-term borrowings     5,635    5,830
                            -------  -------
                             5,944    6,082

    Partnership deficit        (74)    (357)
                            -------  -------
                            $5,870   $5,725
                            =======  =======

3.  PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income.
Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to seven years. Property and equipment consists of the following:

                                  DECEMBER 31,
                                 ------------
                                1999      1998
                                ----      ----
                                 (in thousands)

Furniture and office equipment  $2,549  $1,919
Property                           840     807
Land                               118     118
Leasehold improvements             341     288
Construction in progress         3,688     523
                                ------  ------
                                 7,536   3,655
Less accumulated depreciation    1,094     445
                                ------  ------
                                $6,442  $3,210
                                ======  ======


4.  NOTES RECEIVABLE FROM SALE OF COMMON STOCK:
     Notes receivable from the sale of common stock consists of notes receivable from officers for the purchase of common stock in the Company. The notes bear interest at the rate of 6.10%, mature in May 2004 and are secured by stock pledge agreements.


5.  ACCRUED LIABILITES:
     The components of accrued liabilities are as follows:



                    DECEMBER 31,
                   ------------
                    1999    1998
                   ------------
                   (in thousands)


    Accrued warranty  $135  $135
    Accrued vacation   167   161
    Accrued rent        95   120
    Other               56   217
                      ----  ----
                      $453  $633
                      ====  ====


6.  INCOME TAXES:
     The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $58 million at December 31, 1999. In connection with the merger with SLH, the Company obtained NOLs of approximately $17.6 million and capital loss carry-forwards of approximately $4.6 million. These carry-forwards generally begin to expire in 2004.

     The Company recognizes the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry-forward period. The Company's management has concluded that, based solely on the criteria of SFAS No. 109 "Accounting for Income Taxes" and the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred asset.

     The Company has not recorded an income tax provision or benefit for the years ended December 31, 1999, 1998 or 1997, respectively. This differs from the amount of income tax benefit that would result from applying the 34% statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $9,690,000, $13,177,000 and $3,609,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes. Deferred taxes consist of the following:


                                                           DECEMBER 31,
                                                          ------------
                                                        1999         1998
                                                        ----         ----
                                                         (in thousands)


Deferred tax assets:
    NOL carry-forwards                                 $ 19,304   $ 14,895
    Capital loss carry-forwards                           1,614      1,759
    Research and development credit                         973          -
    Deferred revenue                                      1,710      1,710
    Other                                                 3,463        682
                                                       ---------  ---------
                                                         27,064     19,046
Deferred tax liabilities:
    Depreciation                                           (288)      (268)
    Other                                                  (330)       (17)
                                                       ---------  ---------
    Net deferred tax asset before valuation allowance    26,446     18,761
    Valuation allowance                                 (26,446)   (18,761)
                                                       ---------  ---------
                Net deferred tax                       $      -   $      -
                                                       =========  =========


7.  SUPPLEMENTAL CASH FLOW INFORMATION:

      During 1997, a convertible debenture was converted into 120,036 shares of the Company's common stock which was accounted for as a non-cash financing activity. Also during 1997, the Company issued 515,960 shares of its common stock to a catalyst manufacturer which was accounted for as a non-cash operating activity except for the extent of cash received.

     During 1998, the merger with SLH was accounted for as a non-cash investing
activity.   In conjunction with the merger with SLH, the following assets were acquired and liabilities assumed:


Cash                        $   713
Short-term investments       40,550
Real estate held for sale
     And under development    7,387
Other assets                  2,719
Liabilities assumed          (2,454)
                            --------
  Equity issued             $48,915
                            ========

8.  COMMITMENTS:
     The Company has entered into various, non-cancelable leases for office space, equipment, land and buildings that expire over the next several years. Rental expense was $1,246,000 in 1999, $614,000 in 1998 and $168,000 in 1997.
Total future minimum lease payments under these agreements as of December 31, 1999 are as follows:


                                 YEAR     AMOUNT
                                ------------------
                                  (in thousands)
                                2000  $     1,033
                                2001          901
                                2002          855
                                2003          361
                                2004          331
                            Thereafter      6,169


     The Company has entered into employment agreements which provide severance
benefits to several key employees.   Commitments under these agreements totaled
approximately $3,132,000 at December 31, 1999.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The estimated fair values of the Company's financial instruments at December 31 are summarized as follows:


                                    1999                 1998
                            --- ----------------  -------------------
                            CARRYING   ESTIMATED  CARRYING  ESTIMATED
                             AMOUNT    FAIR VALUE  AMOUNT   FAIR VALUE
                             ------    ---------   ------   ----------
                                          (in thousands)


Cash and cash equivalents      $20,316  $20,316  $34,981  $34,981
Short-term investments           3,565    3,565    3,135    3,135
Accounts and notes receivable    1,193    1,193      860      860
Investments                      1,104    1,104    1,180    1,180
Notes receivable from sale of
     common stock                  699      699      699      699




     The fair value of the short-term investments and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable were calculated by discounting scheduled cash flows using estimated market discount rates. The investments were acquired in the merger and, at the time of the merger, were valued at market. No significant changes in the estimated fair value have occurred since the merger.


10.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
     At December 31, 1999 and 1998, all marketable debt securities were classified as held-to-maturity and trading securities. Held-to-maturity investments were carried at amortized cost and trading securities were carried at fair value. During 1999, 1998 and 1997, no securities classified as held-to-maturity or trading securities were transferred out of held-to-maturity or trading securities. Investments consisted of the following at December 31:



                                                                                  UNREALIZED
                            AMORTIZED   MARKET     AMOUNT ON        UNREALIZED     HOLDING
                               COST     VALUE    BALANCE SHEET     HOLDING GAINS    LOSSES
                          ------------------------------------------------------------------
1999
TRADING SECURITIES
Equity Securities           $      663  $   415  $          415  $            -  $       248

HELD-TO-MATURITY
U.S. Government Securities  $   16,243  $16,243  $       16,243  $            -  $         -

1998
HELD-TO-MATURITY
U.S. Government Securities  $   31,454  $31,454  $       31,454  $            -  $         -




 11.  STOCK OPTIONS:
           The Company maintains stock option and incentive plans for employees and directors and has reserved 4,623,184 shares of common stock for issuance under the employee plans including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (269,000 as of December 31, 1999) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100% of fair market value at the date of grant. All other options may be issued at an exercise price of not less than 75% of the fair market value at the date of grant. Options granted vest at a rate determined by the Compensation Committee of the Company's Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 1999, 1,186,232 shares were available for granting future options.

          The number and exercise price of stock options granted are as follows:


                                      SHARES      WEIGHTED
                                       UNDER    AVERAGE PRICE
                                      OPTION      PER SHARE
                                     ---------   ---------


OUTSTANDING AT JANUARY 1, 1997           467,589   $ 0.50
     Granted at market price             535,954     9.13
     Exercised                           (27,733)    5.75
     Expired                            (274,104)    0.33
                                       ----------  ------

OUTSTANDING AT DECEMBER 31, 1997         701,706     6.95
    SLH options from merger              974,400     3.19
    Fractional share payout                  (19)    6.94
    Granted at market price              445,430    16.70
    Granted at price exceeding market     32,247    20.28
    Expired                              (21,925)   10.42
                                       ----------  ------

OUTSTANDING AT DECEMBER 31, 1998       2,131,839     7.44
    Granted at market price              736,351     6.89
    Granted at price exceeding market     35,000     7.57
    Exercised                           (101,694)    1.06
    Expired                              (79,571)   10.48
                                       ----------  ------

OUTSTANDING AT DECEMBER 31, 1999       2,721,925   $ 7.44
                                       ==========  ======

The following is a summary of stock options outstanding as of December 31, 1999:



                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
---------------------------- -------------------    ----------------------
                                           WEIGHTED               WEIGHTED
                               WEIGHTED    AVERAGE                AVERAGE
   RANGE OF         OPTIONS    AVERAGE     REMAINING              EXERCISE
   EXERCISE       OUTSTANDING  EXERCISE   CONTRACTUAL  OPTIONS     PRICE
    PRICE                       PRICE         LIFE   EXERCISABLE  PER SHARE
---------------------------------------------------------------------------
0.39.    -  $ 0.39    103,192    $ 0.39        0.45    103,192  $ 0.39
3.19.    -  $ 3.19    950,100      3.19        3.60    560,100    3.19
5.75.    -  $ 6.88    771,575      6.66        8.85    101,043    5.75
7.25.    -  $ 9.38    420,957      8.91        7.48    225,518    9.30
15.44    -  $20.88    476,101     17.39        7.93    179,729   17.47
                     ---------    ------              ---------  ------
                     2,721,925   $ 7.44              1,169,582  $ 6.54
                     =========    ======              =========  ======




     The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting from Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect the Company's pro forma net income (loss) for the three years ended December 31, 1999 as if the fair value method of accounting prescribed by SFAS No. 123 had been used. Had compensation cost for the Company's stock option plan been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:


                                     DECEMBER 31,
                                     ------------
                           1999          1998          1997
                           ----          ----          ----
                        (in thousands, except per share data)


NET INCOME (LOSS):
     As reported          $(17,158)  $(11,711)  $ (9,612)
     Pro forma            $(19,632)  $(14,175)  $(10,261)
BASIC AND DILUTED INCOME
     (LOSS) PER SHARE:
           As reported    $  (0.64)  $  (0.46)  $  (0.40)
           Pro forma      $  (0.73)  $  (0.56)  $  (0.43)


     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average per share fair value at date of grant for options granted during 1999, 1998 and 1997 was $5.82, $10.60 and $4.71 per share, respectively. Prior to the merger with SLH on August 7, 1998, the Company was a privately held corporation and used the minimum value method with the following assumptions during 1997: dividend yield of 0%, risk-free interest rate of 5.60% to 6.83%, and expected lives of 5 to 10 years. During 1997 and prior to the merger in 1998, volatility was assumed to be 0%. The fair values of options granted since the merger have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            1999          1998
                                            ----          ----
               Expected dividend yield        0%           0%
               Expected volatility           83%          124%
               Risk-free interest rate      5.07%         5.47%
               Expected life                9.77 yrs.     9.66 yrs.


     Subsequent to December 31, 1999, the Company granted 47,090 options to purchase shares of common stock to employees at an average exercise price of $10.28.

12.  SIGNIFICANT CUSTOMERS:
     Substantially all of the Company's joint development revenue for the three years ended December 31, 1999 were from two major oil companies for joint development work conducted in the Company's research and development facilities and at the pilot plant located at ARCO's Cherry Point Refinery in Cherry Point, Washington. The testing in the laboratories under these agreements was
completed in September of 1999.   In addition, the Company has signed master
license agreements with three oil companies since 1996. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the oil companies to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $9 million and rights to certain technologies in connection with these license agreements. The Company also received from a licensee a separate nonrefundable payment of $2 million for options to add certain geographic areas not covered by the applicable license agreement. The amounts received under license agreements and the amounts received for options have been recorded as deferred revenue at December 31, 1999 and 1998.

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

     The Company is pursuing development of a commercial specialty products plant to be located in Western Australia using the Syntroleum Process. In addition, the Company conducts a portion of its research and development activities through joint development agreements with licensees and other industry partners. The terms of these agreements vary, but generally provide cost sharing arrangements.


13.  STOCKHOLDER RIGHTS PLAN:
     Each outstanding share of the Company's common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company's Board of Directors in March 1997. The rights entitle the holder to buy one-sixth of one one-hundredth of a share of junior preferred stock at a price of $125 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for 25% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 25% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price. The exercise price is $125. The rights may be redeemed by the Company for $.01 per right until a person or group has acquired 25% of the Company's stock. The rights expire January 2007.


14.  EVENTS SUBSEQUENT TO DECEMBER 31, 1999:
     Subsequent to December 31, 1999, the Company received $2 million dollars towards the cost of the engineering work being performed by a third party for the gas-to-liquids specialty product plant under development by the Company to be located in Western Australia. These monies were received from a partner who, upon satisfaction of certain conditions, will become an equity investor in the project.