Form 10-K/A
period 1999-12-31
SYNTROLEUM CORP
filed 2000-04-25
CIK 1029023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 1, 2000, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $353,350,030 million based on the closing price of such stock on such date of $22.00 per share (assuming solely for this purpose that all of the registrant's directors, executive officers and 10% stockholders are its affiliates).

At March 1, 2000, the number of outstanding shares of the registrant's common stock was 27,297,168.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                                    PART I

Item 1.      Business..............................................................................    2
Item 2       Properties............................................................................   25
Item 3       Legal Proceedings.....................................................................   25
Item 4.      Submission of Matters to a Vote of Security Holders...................................   25

                                                   PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................   26
Item 6.       Selected Financial Data..............................................................   27
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations   28
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...........................   37
Item 8.       Financial Statements and Supplementary Data..........................................   37
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   37

                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant...................................   38
Item 11.      Executive Compensation...............................................................   41
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................   44
Item 13.      Certain Relationships and Related Party Transactions.................................   45

                                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   47

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

     Develop and Own GTL Plants. We intend to establish joint ventures with our licensees and other oil and gas industry and financial partners to design, construct and operate GTL plants designed to produce fuels and high margin specialty products. Our license agreements do not permit our licensees to use the Syntroleum Process for the production of specialty products due to our desire to retain these markets for our own commercial development. We are developing our first commercial scale GTL specialty products plant, which we plan to locate in Western Australia. We expect this plant to be owned by a joint venture between us, Enron, Methanex Corporation and others. Specialty product plants would enable us to gain experience with the commercial operation of plants based on the Syntroleum Process and, if successful, would provide more consistent revenues than license fees.

     Further Reduce Costs Through Research and Development Activities and Acquisitions. We intend to continue our research and development activities with a focus on developing further improvements to the Syntroleum Process and further reducing the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities using our own resources and through joint development arrangements with our licensees and other industry partners. Texaco, ARCO, Marathon, Bateman, GE Power Systems and DaimlerChrysler AG have participated or are currently participating with us in
specific joint development projects.   In addition, we have a catalyst research
and development relationship with Catalytica Advanced Technologies, Inc., Criterion and Englehard Corporation. We have also entered into a letter of intent with the Commonwealth of Australia to work with Australian universities and research institutions to advance our GTL technology. We are actively pursuing relationships with other oil and gas companies, engineering companies and technology providers as potential joint development partners or providers of complementary technologies that might enhance or improve the Syntroleum Process.

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

     We believe the generally accepted capital cost target for a GTL plant to be cost effective for the production of transportation fuel is $30,000 per barrel of daily plant capacity or less. This cost target is determined by calculating the capital cost necessary to achieve an expected return on an investment in a GTL plant. Factors influencing the expected return include operating costs, feedstock cost and product prices. Capital costs at or below $30,000 per barrel of daily plant capacity generally result in an expected return on the investment, assuming operating costs comparable to those for a conventional refinery, natural gas feedstock prices below $1.00 per million British thermal units and oil prices above $18 per barrel.

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

       1996 WORLDWIDE NATURAL GAS RESERVES, CONSUMPTION AND RESERVE LIFE

                                                                                          RESERVES TO
                                                                                          CONSUMPTION
                                                                             1996            RATIO
                       REGION                         RESERVES           CONSUMPTION    (RESERVE LIFE)
                       ------                         --------           -----------    --------------
                                                  (TRILLION  CUBIC        (TRILLION        (YEARS)
                                                       FEET)             CUBIC FEET)
Central and South America.......................         214                 3.0                71
Africa and the Middle East......................       1,960                 6.0               327
Asia............................................         363                 8.0                45
Europe..........................................         169                12.3                14
North America...................................         299                26.0                11
Russia and other former Soviet Union regions....       2,006                22.0                91
                                                       -----                ----               ---
     Total......................................       5,011                77.3                65
                                                       =====                ====               ===

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

                         THE WORLD'S NATURAL GAS FIELDS

       RESERVES                        NUMBER OF FIELDS
       --------                        ----------------
(TRILLION CUBIC FEET)

     Between 50 and 500............           15
     Between 5 and 50..............           71
     Between 1 and 5...............          234
     Between .5 and 1..............          269
     Between .25 and .5............          276
     Between .1 and .25............          475
     Between .01 and .1............        1,195
     Less than .01                         1,913
                                           -----
           Total...................        4,448
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

     Location of Gas Relative to Markets. Much of the world's stranded natural gas is located in areas where there is no local market and the distance to large consuming areas is great. This makes transportation costs high and often renders development projects uneconomic. As shown in the table under "--Industry Overview-Natural Gas Resource Base" above, the Africa, Middle East and Russia and other former Soviet Union regions have a large percentage of reserves, low levels of production and long distances from gas markets. This situation creates stranded gas, which is manifested in the high reserve-to-production ratios shown.

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

              WORLDWIDE CONSUMPTION OF REFINED PETROLEUM PRODUCTS

PRODUCT                                 1986            1991            1996
-------                               ------          ------          ------
                                                 (millions of barrels)

Gasolines (1)...................       5,022           5,609           6,431
Middle Distillates (2)..........       6,012           6,820           8,253
Others (3)......................       6,600           7,216           7,790
                                      ------          ------          ------
    Total.......................      17,634          19,645          22,474
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

     . a relatively low cost process,

     . used in relatively small formats,

     . adaptable to feedstock quality, the location of the reserves and the desired end products, and

     . made portable in sizes up to 10,000 barrels per day.

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

IMPLEMENTATION OF SYNTROLEUM'S BUSINESS STRATEGY

     The following sets forth our progress to date in implementing our business strategy. Although we have made significant progress towards commercializing the Syntroleum Process, we can give no assurance that licensees will construct any plants under their license agreements, that we will be able to obtain financing for specialty product or mobile GTL plants, that design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful or that these plants will be constructed or utilized on a cost-effective basis. See "Risks Relating to the Syntroleum Process" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Additional Financing Requirements and Access to Capital Funding."

     LICENSING ARRANGEMENTS

     We currently market four types of license agreements:

     . Master license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide. The licenses generally exclude the right to use the Syntroleum Process in North America due to our desire to retain this region for our own commercial development and in China and India due to intellectual property protection concerns.

     . Volume license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process in areas outside of North America, China and India, subject to specified aggregate production capacity limits.

     . Regional license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region. The designated regions are not expected to include North America, China or India.

     . Site license agreements generally grant to the licensee the non-exclusive right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement.

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

     Other License Terms. As part of our network model for improving our GTL technology, we acquire a royalty-free license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we have acquired from other licensees. Our license agreements may be terminated by the licensee, with or without cause, upon 90 days' notice to us.

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

     We have also entered into a letter of intent with Methanex Corporation which provides for Methanex to become an equity investor in the project. Under the letter of intent, Methanex has contributed $2 million toward the cost of engineering and would contribute an additional $43 million after certain conditions are met, including finalizing debt and receipt of satisfactory permits. Enron has contributed $1 million toward the development of the project, and we are currently in discussions with Enron regarding its equity participation in the Sweetwater project.

     The State of Western Australia has announced its intention to assist the Sweetwater project with a AUD$19 million (approximately US$12 million) common use infrastructure package, including a desalinization plant to which our project will supply steam and from which our project will receive cooling water.

     In February 2000 we entered into a letter of intent with the Commonwealth of Australia to license the Syntroleum Process as part of a program for unlocking the value of Australia's energy reserves and improving the quality of the environment. Under this letter of intent, the Commonwealth would make a AUD$30 million (approximately US$19 million) deposit, of which AUD$20 million (approximately US$12.4 million) may be credited against future license fees.
The letter of intent also provides that the Commonwealth would make a 25-year, AUD$40 million (approximately US$25 million) interest free loan to support the further development and commercialization of GTL technologies in Australia. The transactions contemplated by our letter of intent with the Commonwealth are subject to negotiation and execution of definitive license and loan agreements.

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

STRATEGIC RELATIONSHIPS

     We have sought to rapidly improve and commercialize the Syntroleum Process by entering into relationships with engineering companies, component manufacturers and others. Each of these companies contribute some combination of expertise, technology and financial resources useful in commercializing the Syntroleum Process. We believe that these relationships

      . help speed the commercialization of the Syntroleum Process, . help lower the cost of future GTL technology, . contribute to our marketing program, . facilitate GTL market growth and demand for GTL products, and . reduce competitive risks that smaller companies often face.

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

                                     STEP 1
                   CONVERSION OF NATURAL GAS TO SYNTHESIS GAS


                                                     Synthesis Gas
   Natural Gas   Air    Steam                   (diluted with Nitrogen)  Water
                                          Catalyst
     CH\\4\\ + O\\2\\ + N\\2\\ + H\\2\\O  (arrow) CO + H\\2\\ + N\\2\\ + H\\2\\O

                                     STEP 2
                          FISCHER - TROPSCH SYNTHESIS

          Synthesis Gas
    (diluted with Nitrogen)                        Hydrocarbons Nitrogen Water
                                 Catalyst
        H\\2\\ + CO + N\\2\\      (arrow)  C\\n\\H (\\2n+2\\) + N\\2\\ + H\\2\\O

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

     PRODUCTS: SYNTHETIC CRUDE OIL, NAPHTHA AND DISTILLATES

     The synthetic crude oil produced from GTL plants is widely compatible with the existing crude oil-based energy infrastructure and can be either sold as is or further refined to produce fuels, including diesel, kerosene or naphtha. We believe that these products have environmental and performance benefits when compared to similar products produced from conventional crude oil.

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

  Synthetic diesel fuel produced using the Syntroleum Process contains significantly reduced sulfur and aromatic content which reduces pollution levels commonly associated with conventional diesel fuel, while maintaining a high cetane rating which promotes high operating efficiency. Synthetic diesel fuel can burn in conventional diesel engines, can be distributed using existing infrastructure and will not require modification to existing diesel engines. Southwest Research Institute has tested diesel fuels produced by the Syntroleum Process. The first study, presented in 1997, found that engines that were run using Fischer-Tropsch diesel fuel emitted less carbon monoxide, fewer hydrocarbons, fewer particulates and less NO\\x\\ when compared to emissions from currently available diesel fuel that satisfies United States government specifications. More recently, Southwest Research has concluded additional testing comparing our synthetic diesel with three different clean diesel fuels in both heavy and light duty engines. The tests demonstrated that our fuel burned more cleanly than any of the others.

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

     A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including operations and reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial GTL plants to be unsuccessful include:

     . lower reaction activity than demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs,

     . shorter than anticipated catalyst life, which would require more frequent catalyst purchases.

     . excessive production of gaseous light hydrocarbons from the Fisher-
       Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and lower revenues and margins from plant operations, and

     . inability of the gas turbine integrated into the Syntroleum Process to burn the low heating value tail gas that is produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs.

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

     IMPROVEMENTS TO THE SYNTROLEUM PROCESS ARE CURRENTLY UNDER DEVELOPMENT WILL REQUIRE ADDITIONAL EFFORTS, AND IF THESE IMPROVEMENTS ARE NOT COMMERCIALLY VIABLE, THE DESIGN AND CONSTRUCTION OF GTL PLANTS BASED ON THE SYNTROLEUM PROCESS COULD BE DELAYED OR PREVENTED.

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

     THE CONSTRUCTION OF THE SWEETWATER PLANT AND OTHER GTL PLANTS BASED ON THE SYNTROLEUM PROCESS WILL BE SUBJECT TO THE RISKS OF DELAY AND COST OVERRUNS INHERENT IN ANY LARGE CONSTRUCTION PROJECT.

     The construction of GTL plants based on the Syntroleum Process, including the Sweetwater plant we are currently developing and plan to construct in Western Australia, will be subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

     . shortages of equipment, materials or skilled labor, . unscheduled delays in the delivery of ordered materials and equipment, . engineering problems, including those relating to the commissioning of newly designed equipment,
     .  work stoppages,
     .  weather interference,
     .  unanticipated cost increases, and
     .  difficulty in obtaining necessary permits or approvals.

     SUFFICIENT MARKETS FOR THE SYNTHETIC PRODUCTS OF THE SYNTROLEUM PROCESS OR PRODUCTS WHICH UTILIZE THESE SYNTHETIC PRODUCTS, INCLUDING FUEL CELLS, MAY NEVER DEVELOP OR MAY TAKE LONGER TO DEVELOP THAN WE ANTICIPATE.

     Sufficient markets may never develop for the synthetic products of the Syntroleum Process, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum Process may be affected by many factors, some of which are out of our control, including:

     . the cost competitiveness of the synthetic products of the Syntroleum Process,
     . consumer reluctance to try a new product, . environmental, safety and regulatory requirements, and . the emergence of more competitive products.

     In addition, a new market may fail to develop for products which utilize our synthetic products. For example, the establishment of a market for the use of these products as fuel for fuel cells is uncertain, in part because fuel cells represent an emerging market, and we do not know whether distributors will want to sell them or if end-users will want to use them.

     If sufficient markets fail to develop or develop more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our technology and may never achieve profitability.

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

     Our license agreements require us to indemnify the licensee against specified losses relating to, among other things

     . the use of patent rights and technical information relating to the
       Syntroleum Process,
     . acts or omissions by us in connection with process design packages for plants, and
     . performance guarantees that may be provided by us.

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

     The following table shows the carrying value of the inventory of our real estate assets as of December 31, 1999:

                             REAL ESTATE INVENTORY

                                                                  CARRYING VALUE
                                                                       AS OF
                                                                   DECEMBER 31,
             ASSET                                LOCATION             1999
------------------------------------              --------         ------------
The Reno parking garage                         Reno, Nevada        $2,642,054
The Houston project                            Houston, Texas        3,349,211
The Corinth tract                             Ft. Worth, Texas          22,656
The Tulsa hotel interest                      Tulsa, Oklahoma          100,000
The Wyoming shopping center interest         Gillette, Wyoming         (36,108)
                                                                    ----------
                                                   TOTAL            $6,077,813
                                                                    ==========

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

                                               BID PRICE
                                       -------------------------
                                         HIGH             LOW
                                       --------        ---------
 Year Ended December 31, 1998:
        First Quarter                     35.50            25.50
        Second Quarter                    32.69            16.25
        Third Quarter                     25.13             6.00
        Fourth Quarter                    12.38             5.25

 Year Ended December 31, 1999:
        First Quarter                     11.50             5.50
        Second Quarter                     9.13             5.75
        Third Quarter                     10.00             6.75
        Fourth Quarter                    10.19             5.88


     Record Holders. As of March 1, 2000, we had approximately 1,583 record holders of our common stock (including brokerage firms and other nominees).

     Dividends. Cash dividends have not been paid since inception. We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future determination as to dividend policy will be made, subject to Delaware law, in the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and business prospects and other factors that our board of directors may deem relevant. Although we are not currently a party to any agreement that restricts dividend payments, future dividends may be restricted by our then-existing financing arrangements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

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

                                                                        YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                   1999            1998           1997           1996           1995
                                             -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
 JOINT DEVELOPMENT REVENUE...................    $  1,986        $  1,779        $ 2,006        $   616        $    45
 REAL ESTATE SALES REVENUE...................       1,219           2,416              -              -              -
 OTHER REVENUE...............................         650             284              1              -              -
 COSTS AND EXPENSES:
   COST OF REAL ESTATE SOLD..................         824           2,387              -              -              -
   REAL ESTATE OPERATING EXPENSES............         781             267              -              -              -
   PILOT PLANT, ENGINEERING
          AND RESEARCH AND DEVELOPMENT.......      10,863           5,693          3,554          1,120            671
   CATALYST SERVICES.........................           -               -          4,800              -              -
   GENERAL AND ADMINISTRATIVE................      10,409           9,151          3,618          1,421            580
                                                 --------        --------         ------        -------        -------
           TOTAL OPERATING EXPENSES..........      22,877          17,498         11,972          2,541          1,251
                                                 --------        --------         ------        -------        -------
 OPERATING INCOME (LOSS).....................     (19,022)        (13,019)        (9,965)        (1,925)        (1,206)
 INVESTMENT, INTEREST AND OTHER
           INCOME (EXPENSE)..................       1,864           1,308            353            (12)            60
                                                 --------        --------         ------        -------        -------
 NET INCOME  (LOSS)..........................    $(17,158)       $(11,711)       $(9,612)       $(1,937)       $(1,146)
                                                 ========        ========         ======        =======        =======
 NET INCOME (LOSS) PER SHARE-
           BASIC AND DILUTED (1).............      $(0.64)         $(0.46)        $(0.40)        $(0.08)        $(0.06)
                                                 ========        ========         ======        =======        =======

-------------------
(1) Adjusted to reflect the exchange ratio for the merger of Syntroleum Corporation and SLH Corporation of 1.2899 shares of our common stock for each share of our predecessor company's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         AS OF DECEMBER 31,
                                            -----------------------------------------------------------------------
                                             1999             1998             1997            1996           1995
                                            ------           ------           ------          ------         ------
BALANCE SHEET DATA:                                                        (IN THOUSANDS)
WORKING CAPITAL........................        $22,798        $37,476          $ 9,846           $  601        $(410)
PROPERTY AND EQUIPMENT, NET............          6,442          3,210            1,245              521          507
TOTAL ASSETS...........................         39,591         50,400           12,091            1,552          873
DEFERRED REVENUE.......................         11,000         11,000           11,000                -            -
STOCKHOLDER'S EQUITY...................         24,832         35,962           (1,242)             266          203

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

     Our strategy for commercializing the Syntroleum Process involves the following key elements:

     . Licensing the Syntroleum Process to oil and gas industry participants for use in GTL plants designed to produce synthetic crude oil and liquid fuels,

     . Establishing joint ventures with oil and gas industry partners and/or financial partners to design, construct and operate GTL plants designed to produce specialty products, and

     . Continuing to reduce costs and develop process improvements through research and development activities and acquisitions.

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

     GTL Plant Revenues. We intend to develop several GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., fuels, synthetic lube base oils, process oils, waxes, synthetic drilling fluid and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins for these plants. We anticipate forming several joint ventures with oil and gas industry and financial partners in order to finance and operate these plants. We anticipate that our GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be made in each plant.

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

     OPERATING EXPENSES

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment. Following the merger of Syntroleum Corporation and SLH Corporation in 1998, our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially and we have expanded our research and development, engineering and commercial staffing levels, and these expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology. In May 1998, we acquired a 16,500-square-foot laboratory located on approximately 100 acres at which we are increasing our laboratory space and where we plan to consolidate our pilot plant operations.

     We expect to incur significant expenses in connection with the start-up of our GTL plants. For example, we expect that our expenses will increase at the time of commencement of construction of plants in which we own an interest.
Upon the commencement of commercial operation of GTL plants in which we own an equity interest, we will incur cost-of-sales expense relating primarily to the cost of natural gas feedstocks for our specialty plants and will incur operating expenses relating to these plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future.

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

     We also continued our efforts to advance numerous other aspects of the Sweetwater project. We have selected Western Australia as the site for the Sweetwater plant. In October 1999 we signed a Project Development Agreement with Tessag Industrie-Anlagen GmbH (formerly Klockner Industrie-Anlagen GmbH) to provide us a fixed price for the design and construction of the Sweetwater plant. We expect to receive this fixed price in late 2000. In addition, we have entered into a letter of intent with the Commonwealth of Australia which provides, subject to satisfaction of various conditions and execution of definitive agreements, for the Commonwealth to acquire a license to our GTL technology for AUD$30 million (approximately US$19 million) and to provide us an additional AUD$40 million (approximately US$25 million) for further development and commercialization of our GTL technology in Australia. Finally, in February 2000, we entered into a Gas Sale Agreement with venture partners of North West Shelf Gas Pty Ltd. for the purchase of a 20-year gas supply to the Sweetwater plant.

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

     The construction of our GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will also involve significant expenditures. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development and other activities may be curtailed. We estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million.

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

     Enron has contributed $1 million toward the development of this project, and we are currently in discussions with Enron regarding its equity participation in the Sweetwater project. We have contributed $2 million toward the plant's development. The capital costs of this plant are currently expected to be funded by a combination of project senior and subordinated debt and additional equity financing. We plan to construct the Sweetwater plant through a joint venture, and our ownership percentage in this joint venture will depend on the terms of subsequent financings.

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

     The State of Western Australia has recently announced its intention to assist our Sweetwater project and other potential projects in the area with a AUD$19 million (approximately US$12 million) common use infrastructure package, including a desalinization plant to which our project will supply steam and from which our project will receive cooling water.

     In February 2000 we entered into a letter of intent with the Commonwealth of Australia to license the Syntroleum Process to the Commonwealth as part of a program for unlocking the value of Australia's energy reserves and improving the quality of the environment. Under the letter of intent, the Commonwealth would make a AUD$30 million (approximately US$19 million) license fee deposit, of which AUD$20 million (approximately US$12.4 million) may be credited against future license fees. The letter of intent also provides that the Commonwealth would make a 25-year, $40 million (approximately US$25 million) interest free loan to support the further development and commercialization of GTL technologies in Australia. The transactions contemplated by the letter of intent with the Commonwealth are subject to negotiation and execution of definitive license and loan agreements.

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

                                                                                                 DIRECTOR'S
         NAME                 AGE                           POSITION                             TERM ENDING
         ----                 ---                           --------                             -----------
Kenneth L. Agee               43        Chief Executive Officer and Chairman of the Board             2001
Mark A. Agee                  47        President, Chief Operating Officer and Director               2000
Charles A. Bayens             61        Vice President of Engineering
Carla S. Covey                27        Controller
Eric Grimshaw                 47        Vice President, General Counsel and Secretary
Paul F. Schubert              44        Vice President of Research and Development
Peter V. Snyder, Jr.          54        Vice President of Product Sales
Michael P. Stewart            45        Vice President of Information Technology
Randall M. Thompson           42        Vice President and Chief Financial Officer
Larry J. Weick                51        Vice President of Licensing and Business Development
Alvin R. Albe, Jr.            45        Director                                                      2002
Frank M. Bumstead             58        Director                                                      2000
P. Anthony Jacobs             58        Director                                                      2001
Robert Rosene, Jr.            46        Director                                                      2000
James R. Seward               47        Director                                                      2001
J. Edward Sheridan            65        Director                                                      2002

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and holders of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% stockholders during the fiscal year ended December 31, 1999 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act., except that Robert B. Rosene, Jr. failed to file a Form 5 reporting a transaction that was subsequently reported on Form 4.

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

                           SUMMARY COMPENSATION TABLE


                                                                             LONG TERM
                                             ANNUAL COMPENSATION(1)        COMPENSATION
                                            ------------------------       ------------
                                                                            SECURITIES          ALL OTHER
             NAME AND                                                       UNDERLYING        COMPENSATION
        PRINCIPAL POSITION           YEAR    SALARY($)     BONUS($)         OPTIONS(2)           ($)(3)
        ------------------           ----    ---------     --------        ------------       ------------
Kenneth L. Agee                      1999      229,000           __            35,000                --
Chairman of the Board and Chief      1998      225,000           --            32,247             1,258
 Executive Officer                   1997      140,092       50,000                --                --

Mark A. Agee                         1999      203,000           __            30,000                --
Director, President and Chief        1998      200,000           --            25,798             1,506
 Operating Officer                   1997      128,333       50,000                --                --

Randall M. Thompson                  1999      170,000           --           180,000                --
Vice President and Chief             1998      170,008       50,000            32,247               100
 Financial Officer                   1997      114,583           --            98,677                --

Larry J. Weick                       1999      170,200           --            30,000                --
Vice President of Licensing and      1998      170,000           --            25,798               100
 Business Development                1997      123,162       50,000            25,798                --

Peter V. Snyder, Jr. (4)             1999      150,000           --                --                --
Vice President of Product Sales      1998      150,000           --                --                --
                                     1997      117,000           --                --                --

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

(3)  Reflects auto allowances.

(4)  Mr. Snyder retired from our company on March 6, 2000.

     The following table provides information concerning grants of stock options made to the named executive officers during 1999.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL
                                                     GRANTS
                       ----------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                          NUMBER OF      %  OF TOTAL                                         ANNUAL RATES OF STOCK
                          SECURITIES       OPTIONS                                           PRICE APPRECIATION FOR
                          UNDERLYING      GRANTED TO          EXERCISE                           OPTION TERM(2)
                           OPTIONS       EMPLOYEES IN      OR BASE PRICE     EXPIRATION      -----------------------
NAME                       GRANTED       FISCAL YEAR        ($/SHARE)(1)        DATE            5%($)        10%($)
----                      ----------   --------------      -------------     ----------         -----        ------
Kenneth L. Agee               35,000               4.64               7.57       2/3/04            42,379        122,861
Mark A. Agee                  30,000               3.98               6.88       2/3/09           129,804        328,948
Peter V. Snyder, Jr.              __                 __                 __           __                __             __
Randall M. Thompson           50,000               6.63               6.88       2/3/09           216,340        548,247
                             130,000              17.24               6.88      9/24/09           562,483      1,425,443
Larry J. Weick                30,000               3.98               6.88       2/3/09           129,804        328,948

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            and FY-end Option Values

                                                                                               VALUE OF
                                                           NUMBER OF SECURITIES               UNEXERCISED
                                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                OPTIONS AT                    OPTIONS AT
                            SHARES        VALUE               FISCAL YEAR-END           FISCAL YEAR-END ($)(2)
                          ACQUIRED ON    REALIZED       ---------------------------   ---------------------------
NAME                      EXERCISE(#)      ($)(1)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -----------    --------       -----------   -------------   -----------   -------------
Kenneth L. Agee                  --          --            10,749          56,498            --          19,600
Mark A. Agee                     --          --             8,600          47,198            --          37,500
Peter V. Snyder, Jr.             --          --                --              --            --              --
Randall M. Thompson              --          --            55,896         227,295       107,450         286,397
Larry J. Weick                   --          --            34,398          47,198        61,399          37,500

_______________
(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of the common stock on the date of exercise, multiplied by the number of shares underlying the options.

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

     Each agreement provides for an initial term of 12 months and is automatically renewed for successive terms of 12 months unless sooner terminated. Under each agreement, employment may be terminated as follows:

     .  by us upon the employee's death, disability or retirement;
     . by us upon the dissolution and liquidation of our company (unless our business is thereafter continued);
     .  by us for just cause;
     . by the mutual agreement of the employee and us; and . by either us or the employee upon 60 days' written notice.

If employment is terminated by us for any reason other than as noted in the first three items above, the employee is entitled to receive his monthly salary for a period of one or two years, as applicable, following the date of termination. In addition, if there is a change in control of our company and:

     . we terminate the employee's employment for any reason other than the employee's death, disability, retirement or just cause during the one-year period immediately following the change of control;

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

                                                              PERCENTAGE OF
NAME (1)(2)                                SHARES                 CLASS
-----------                                ------             -------------
Kenneth L. Agee(3).......................     4,947,604          18.1%
Mark A. Agee(4)..........................     1,466,853           5.4%
Randall M. Thompson......................       169,541             *
Peter V. Snyder, Jr......................       259,780           1.0%
Larry J. Weick(5)........................       320,877           1.2%
Alvin R. Albe, Jr........................        72,460             *
Frank M. Bumstead........................        81,568             *
P. Anthony Jacobs(6).....................       524,345           1.9%
Robert Rosene, Jr.(7)....................       180,541             *
James R. Seward(8).......................       478,517           1.8%
J. Edward Sheridan.......................        34,986             *
All directors and executive officers
 as a group (16 persons).................     8,797,502          32.2%
Robert A. Day(9).........................     3,239,261          11.9%
William D. Grant(10).....................     2,110,924           7.7%
_______________
*  Represents ownership of less than 1%.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1)  FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 1999:

Report of Independent Public Accountants                                                         F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998..................................   F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 1999.............   F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999...   F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999.............   F-5
Notes to Consolidated Financial Statements....................................................   F-6

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

        21     Subsidiaries

               Syntroleum International Corporation (a Delaware corporation) Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
               Syntroleum Australia Credit Corporation (a Delaware corporation) Syntroleum Australia Licensing Corporation (a Delaware
                 corporation)
               Syntroleum International Holdings, Ltd. (a Cayman Islands
                 exempted company)
               Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
               Syntroleum Sweetwater Operations, Ltd. (a Cayman Islands exempted company)
               Scout Development Corporation (a Missouri Corporation)
               Scout Development Corporation of New Mexico (a Missouri
                 Corporation)
               BMA Resources, Inc. (a Missouri Corporation)
               529 Partners, Ltd. (a Texas limited partnership)
               Lot Development, Inc. (a Texas Corporation)
               Carousel Apartment Homes, Inc. (a Georgia Corporation)

        23.1   Consent of Arthur Andersen LLP.

        23.2   Consent of Petroconsultants, Inc.

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

                                    SYNTROLEUM CORPORATION


Dated:  April 24, 2000              By:  /s/ Eric Grimshaw
                                       -------------------------------
                                       Eric Grimshaw
                                       Vice President, General Counsel
                                        and Secretary

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



                                          ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
January 18, 2000

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                   DECEMBER 31,
                                                                           ---------------------------
                                                                              1999              1998
                                                                           ---------         ---------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.........................................     $ 20,316          $ 34,981
     Short-term investments............................................        3,565             3,135
     Accounts and notes receivable.....................................        1,193               860
     Other current assets..............................................          365               498
                                                                           ---------         ---------

          Total current assets.........................................       25,439            39,474

REAL ESTATE HELD FOR SALE..............................................        2,665             3,122
REAL ESTATE UNDER DEVELOPMENT..........................................        3,349             2,722
INVESTMENTS............................................................        1,104             1,180
PROPERTY AND EQUIPMENT, net............................................        6,442             3,210
OTHER ASSETS, net......................................................          592               692
                                                                           ---------         ---------
                                                                            $ 39,591          $ 50,400
                                                                           =========         =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable..................................................     $  2,188          $  1,365
     Accrued liabilities...............................................          453               633
                                                                           ---------         ---------
          Total current liabilities....................................        2,641             1,998

OTHER NONCURRENT LIABILITIES...........................................           94               103
MINORITY INTERESTS.....................................................        1,024             1,337
DEFERRED REVENUE.......................................................       11,000            11,000
                                                                           ---------         ---------
          Total liabilities............................................       14,759            14,438
                                                                           ---------         ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
         no shares issued..............................................            -                 -
     Common stock, $0.01 par value, 150,000,000 shares authorized,
         34,668,748 and 34,574,957 shares issued in 1999 and 1998,
         respectively, including shares in treasury....................          347               346
     Additional paid-in capital........................................       68,935            62,908
     Notes receivable from sale of common stock........................         (699)             (699)
     Accumulated deficit...............................................      (43,674)          (26,516)
                                                                           ---------         ---------
                                                                              24,909            36,039
 Less-treasury stock, 7,674,905 shares in
        1999 and 1998, respectively....................................          (77)              (77)
                                                                           ---------         ---------
          Total stockholders' equity...................................       24,832            35,962
                                                                           ---------         ---------
                                                                            $ 39,591          $ 50,400
                                                                           =========         =========

  The accompanying notes are an integral part of these consolidated balance sheets.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                              1999             1998               1997
                                                          ------------      ------------      ------------
REVENUES:
     Joint development revenue.......................      $     1,986       $     1,779       $     2,006
     Real estate sales...............................            1,219             2,416                 -
     Other...........................................              650               284                 1
                                                           -----------       -----------       -----------
          Total revenues.............................            3,855             4,479             2,007
                                                           -----------       -----------       -----------
COSTS AND EXPENSES:
     Cost of real estate sales.......................              824             2,387                 -
     Real estate operating expense...................              781               267                 -
     Pilot plant, engineering and research and
        development .................................           10,863             5,693             3,554
     Catalyst services...............................                -                 -             4,800
     General and administrative......................           10,409             9,151             3,618
                                                           -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS........................          (19,022)          (13,019)           (9,965)

INVESTMENT AND INTEREST INCOME.......................            1,681             1,159               372
INTEREST EXPENSE.....................................                -                 -               (22)
OTHER INCOME.........................................              154               118                 -
                                                           -----------       -----------       -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS..............          (17,187)          (11,742)           (9,615)

MINORITY INTERESTS...................................               29                31                 3
                                                           -----------       -----------       -----------
NET INCOME (LOSS)....................................      $   (17,158)      $   (11,711)      $    (9,612)
                                                           ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE -
    Basic and diluted................................      $     (0.64)      $     (0.46)      $     (0.40)
                                                           ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING......................................       26,905,853        25,466,737        23,953,347
                                                           ===========       ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                             COMMON STOCK                     NOTES
                                       ---------------------  ADDITIONAL    RECEIVABLE                                TOTAL
                                         NUMBER                PAID-IN     FROM SALE OF   ACCUMULATED    TREASURY  STOCKHOLDERS'
                                       OF SHARES      AMOUNT   CAPITAL     COMMON STOCK     DEFICIT        STOCK     EQUITY
                                       --------------------------------------------------------------------------------------
BALANCE, January 1, 1997...............   23,619       $237    $ 5,921           $(700)     $ (5,193)     $    -      $   265
     CONVERSION OF DEBENTURE...........      120          1      1,116               -             -           -        1,117
     SALE AND ISSUANCE OF STOCK........      759          7      6,957               -             -           -        6,964
     STOCK ISSUED FOR SERVICES.........        4          -         34               -             -           -           34
     PURCHASE OF 1,934 SHARES..........
       OF TREASURY STOCK...............        -          -          -               -             -         (11)         (11)
     PAYMENT ON NOTES RECEIVABLE.......        -          -          -               1             -           -            1
     NET INCOME (LOSS).................        -          -          -               -        (9,612)          -       (9,612)
                                          ------       ----    -------           -----      --------      ------      -------
BALANCE, December 31, 1997.............   24,502        245     14,028            (699)      (14,805)        (11)      (1,242)
     RETIREMENT OF TREASURY STOCK......       (2)         -        (11)              -             -          11            -
     MERGER WITH SLH CORPORATION.......   10,075        101     48,891               -             -         (77)      48,915
     NET INCOME (LOSS).................        -          -          -               -       (11,711)          -      (11,711)
                                          ------       ----    -------           -----      --------      ------      -------
BALANCE, December 31, 1998.............   34,575        346     62,908            (699)      (26,516)        (77)      35,962
     SETTLEMENT OF MERGER CONTINGENCY..        -          -      5,997               -             -           -        5,997
     STOCK OPTIONS EXERCISED...........       94          1         30               -             -           -           31
     NET INCOME (LOSS).................        -          -          -               -       (17,158)          -      (17,158)
                                          ------       ----    -------           -----      --------      ------      -------
BALANCE, December 31, 1999.............   34,669       $347    $68,935           $(699)     $(43,674)     $  (77)     $24,832
                                          ======       ====    =======           =====      ========      ======      =======

 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                     1999              1998           1997
                                                                             -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).........................................................        $(17,158)       $(11,711)       $(9,612)
   Adjustments to reconcile net income (loss)................................
      to net cash provided by (used in) operations:
      Stock issued for catalyst services.....................................               -               -          4,800
      Minority interest in income (loss) of subsidiary.......................             (29)            (31)            (3)
      Distribution of minority interest......................................            (284)              -              -
      Depreciation and amortization..........................................             676             306             76
      Write-down of property and equipment...................................               -               -            414
      Equity in earnings of affiliates.......................................            (141)             (8)             -
      Changes in real estate held for sale and under development.............            (170)          1,545              -
      Other..................................................................               -               -             56
      Changes in assets and liabilities--
           Accounts and notes receivable.....................................            (333)            466           (429)
           Other assets......................................................             206            (362)          (114)
           Accounts payable..................................................             823             348            485
           Accrued liabilities and other.....................................            (189)         (2,685)            63
           Deferred revenue..................................................               -               -         11,000
                                                                                     --------        --------        -------
              Net cash provided by (used in) operating activities............         (16,599)        (12,132)         6,736
                                                                                     --------        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment........................................          (3,881)         (2,173)        (1,114)
   Distribution from venture capital investment funds........................             217               -              -
   Maturity of SLH investments held to maturity..............................               -          37,415              -
   Purchase of short-term investments........................................            (430)              -              -
                                                                                     --------        --------        -------
             Net cash provided by (used in) investing activities.............          (4,094)         35,242         (1,114)
                                                                                     --------        --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Settlement of merger contingency..........................................           5,997               -              -
   Cash received from merger.................................................               -             713              -
   Minority interest investment in subsidiary................................               -           1,000          1,500
   Proceeds from sale of common stock........................................              31               -          2,164
   Other.....................................................................               -               -            (10)
                                                                                     --------        --------        -------
            Net cash provided by financing activities........................           6,028           1,713          3,654
                                                                                     --------        --------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................         (14,665)         24,823          9,276
CASH AND CASH EQUIVALENTS, beginning of period...............................          34,981          10,158            882
                                                                                     --------        --------        -------
CASH AND CASH EQUIVALENTS, end of period.....................................        $ 20,316        $ 34,981        $10,158
                                                                                     ========        ========        =======

 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

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

                                                    December 31,
                                        ---------------------------------
                                            1998                1997
                                        ------------        -------------
                                     (in thousands, except per share amounts)

Revenues.........................         $12,028              $19,350
Net income (loss)................          (7,771)                (519)
Basic and diluted
  earnings (loss) per share......         $ (0.31)             $ (0.02)

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

REVENUE RECOGNITION

     The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the joint development revenues for the years ended December 31, 1999, 1998 and 1997 have been from joint development activities with two major oil companies (see
Note 12). All joint development activities during the years ended December 31, 1999, 1998 and 1997 were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

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

SHORT-TERM INVESTMENTS

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

     The Company has a 49.9% interest in a partnership that owns a shopping center having a carrying value of ($37,000). The Company has guaranteed debt (with an unpaid balance of $5,830,000 at December 31, 1999) of the shopping center partnership. Because the Company has guaranteed this debt, the investment is carried below zero to reflect the Company's pro rata share of the partnership's deficit. The Company's obligation is secured by a $3.2 million U.S. Agency note. Summary financial information of the shopping center partnership is shown below:

                                               DECEMBER 31,
                                      -----------------------------
                                          1999              1998
                                      -----------       -----------
                                              (in thousands)
Results of Operations
     Revenue.....................          $  830          $  798
     Gross profit................             466             446
     Net earnings (loss).........             283              71

                                                  DECEMBER 31,
                                       ------------------------------
                                          1999                1998
                                       ----------          -----------
                                               (in thousands)
Financial Position
    Current assets...............          $1,303          $1,193
    Real estate..................           4,357           4,343
    Other assets.................             210             189
                                           ------          ------
                                           $5,870          $5,725
                                           ======          ======

    Short-term borrowings........          $  195          $  175
    Current liabilities                       114              77
    Long-term borrowings.........           5,635           5,830
                                           ------          ------
                                            5,944           6,082
    Partnership deficit..........             (74)           (357)
                                           ------          ------
                                           $5,870          $5,725
                                           ======          ======

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

                                                    DECEMBER 31,
                                        ------------------------------------
                                             1999                  1998
                                        --------------     -----------------
                                                   (in thousands)

Furniture and office equipment...           $2,549                $1,919
Property.........................              840                   807
Land.............................              118                   118
Leasehold improvements...........              341                   288
Construction in progress.........            3,688                   523
                                            ------                ------
                                             7,536                 3,655
Less accumulated depreciation.....           1,094                   445
                                            ------                ------
                                            $6,442                $3,210
                                            ======                ======

4.  NOTES RECEIVABLE FROM SALE OF COMMON STOCK:

     Notes receivable from the sale of common stock consists of notes receivable from officers for the purchase of common stock in the Company. The notes bear interest at the rate of 6.10%, mature in May 2004 and are secured by stock pledge agreements.

5.  ACCRUED LIABILITIES:
    The components of accrued liabilities are as follows:

                                                      DECEMBER 31,
                                               --------------------------
                                                 1999              1998
                                               -------            ------
                                                     (in thousands)
    Accrued warranty.....................        $ 135            $ 135
    Accrued vacation.....................          167              161
    Accrued rent.........................           95              120
    Other................................           56              217
                                               -------           ------
                                                 $ 453            $ 633
                                               =======           ======

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

                                                    DECEMBER 31,
                                              ----------------------
                                               1999            1998
                                              ------          ------
                                                 (in thousands)
Deferred tax assets:
    NOL carry-forwards...................     $ 19,304      $ 14,895
    Capital loss carry-forwards..........        1,614         1,759
    Research and development credit......          973             -
    Deferred revenue.....................        1,710         1,710
    Other................................        3,463           682
                                              --------      --------
                                                27,064        19,046
Deferred tax liabilities:
    Depreciation.........................         (288)         (268)
    Other................................         (330)          (17)
                                              --------      --------
    Net deferred tax asset before
     valuation allowance.................       26,446        18,761
    Valuation allowance..................      (26,446)      (18,761)
                                              --------      --------
                Net deferred tax.........     $      -      $      -
                                              ========      ========

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

     During 1998, the merger with SLH was accounted for as a non-cash investing
activity.   In conjunction with the merger with SLH, the following assets were acquired and liabilities assumed:

Cash.............................................        $   713
Short-term investments...........................         40,550
Real estate held for sale
  and under development..........................          7,387
Other assets.....................................          2,719
Liabilities assumed..............................         (2,454)
                                                         -------
 Equity issued...................................        $48,915
                                                         =======

8.  COMMITMENTS:

  The Company has entered into various, non-cancelable leases for office space, equipment, land and buildings that expire over the next several years. Rental expense was $1,246,000 in 1999, $614,000 in 1998 and $168,000 in 1997. Total
future minimum lease payments under these agreements as of December 31, 1999 are as follows:

 YEAR                                  AMOUNT
------                                 ------
                                    (in thousands)
2000                                    $1,033
2001                                       901
2002                                       855
2003                                       361
2004                                       331
Thereafter                               6,169

     The Company has entered into employment agreements which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $3,132,000 at December 31, 1999.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments at December 31 are summarized as follows:

                                                          1999                              1998
                                             -------------------------------    ----------------------------
                                                CARRYING         ESTIMATED        CARRYING       ESTIMATED
                                                 AMOUNT         FAIR VALUE         AMOUNT        AIR VALUE
                                             -------------------------------     ----------------------------
                                                                     (in thousands)
Cash and cash equivalents................         $20,316          $20,316          $34,981        $34,981
Short-term investments...................           3,565            3,565            3,135          3,135
Accounts and notes receivable............           1,193            1,193              860            860
Investments..............................           1,104            1,104            1,180          1,180
Notes receivable from sale of
     common stock........................             699              699              699            699

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

                                   AMORTIZED     MARKET       AMOUNT ON       UNREALIZED        UNREALIZED
                                     COST         VALUE     BALANCE SHEET    HOLDING GAINS     HOLDING LOSSES
                                   ----------    ------     -------------    -------------     --------------
1999
TRADING SECURITIES
Equity Securities............       $   663       $   415     $   415            $     -              $248

HELD-TO-MATURITY
U.S. Government Securities...       $16,243       $16,243     $16,243            $     -              $  -

1998
HELD-TO-MATURITY
U.S. Government Securities...       $31,454       $31,454     $31,454            $     -              $  -

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

    The number and exercise price of stock options granted are as follows:

                                                                        SHARES        WEIGHTED
                                                                         UNDER     AVERAGE PRICE
                                                                        OPTION        PER SHARE
                                                                       --------    -------------
OUTSTANDING AT JANUARY 1, 1997.................................          467,589       $ 0.50
     Granted at market price...................................          535,954         9.13
     Exercised.................................................          (27,733)        5.75
     Expired...................................................         (274,104)        0.33
                                                                       ---------       ------
OUTSTANDING AT DECEMBER 31, 1997...............................          701,706         6.95
    SLH options from merger....................................          974,400         3.19
    Fractional share payout....................................              (19)        6.94
    Granted at market price....................................          445,430        16.70
    Granted at price exceeding market..........................           32,247        20.28
    Expired....................................................          (21,925)       10.42
                                                                       ---------       ------
OUTSTANDING AT DECEMBER 31, 1998...............................        2,131,839         7.44
    Granted at market price....................................          736,351         6.89
    Granted at price exceeding market..........................           35,000         7.57
    Exercised..................................................         (101,694)        1.06
    Expired....................................................          (79,571)       10.48
                                                                       ---------       ------
OUTSTANDING AT DECEMBER 31, 1999...............................        2,721,925       $ 7.44
                                                                       =========       ======

The following is a summary of stock options outstanding as of December 31, 1999:

                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------   -------------------------------
                                                              WEIGHTED                            WEIGHTED
                                          WEIGHTED             AVERAGE                             AVERAGE
     RANGE OF             OPTIONS          AVERAGE            REMAINING           OPTIONS       EXERCISE PRICE
  EXERCISE PRICE        OUTSTANDING     EXERCISE PRICE      CONTRACTUAL LIFE     EXERCISABLE      PER SHARE
-----------------  -----------------------------------     ------------------   -------------------------------
$ 0.39  -  $ 0.39          103,192         $   0.39                  0.45          103,192         $   0.39
$ 3.19  -  $ 3.19          950,100             3.19                  3.60          560,100             3.19
$ 5.75  -  $ 6.88          771,575             6.66                  8.85          101,043             5.75
$ 7.25  -  $ 9.38          420,957             8.91                  7.48          225,518             9.30
$15.44  -  $20.88          476,101            17.39                  7.93          179,729            17.47
                        ----------         --------                             ----------         --------
                         2,721,925         $   7.44                              1,169,582         $   6.54
                        ==========         ========                             ==========         ========

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

                                                                  DECEMBER 31,
                                                -----------------------------------------------
                                                  1999               1998                1997
                                                 ------             -------             ------
                                                      (in thousands, except per share data)
NET INCOME (LOSS):
     As reported.............................    $(17,158)         $(11,711)          $ (9,612)
     Pro forma...............................    $(19,632)         $(14,175)          $(10,261)
BASIC AND DILUTED INCOME
     (LOSS) PER SHARE:
           As reported.......................    $  (0.64)         $  (0.46)          $  (0.40)
           Pro forma.........................    $  (0.73)         $  (0.56)          $  (0.43)

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