Form 10-Q
period 2000-03-31
SYNTROLEUM CORP
filed 2000-05-12
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK  ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.
          OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                           COMMISSION FILE NO. 0-21911


                             SYNTROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)



                        DELAWARE                    73-1565725
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)
             ------------------------------     -------------------


                         1350 SOUTH BOULDER, SUITE 1100
                           TULSA, OKLAHOMA  74119-3295
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code:  (918) 592-7900


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


   At May 3, 2000, the number of outstanding shares of the issuer's common stock was 27,361,197.

                            SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                        PART I - FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements.
Unaudited Consolidated Balance Sheets as of March 31, 2000 and
  December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Unaudited Consolidated Statements of Operations for the three month
  periods ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . .     2
Unaudited Consolidated Statements of Stockholders' Equity for the three
  month period ended March 31, 2000 . . . . . . . . . . . . . . . . . .     3
Unaudited Consolidated Statements of Cash Flows for the three month
  periods ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . .     4
Notes to Unaudited Consolidated Financial Statements. . . . . . . . . .     5
Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . .     6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . .    13

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    14
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . .    14
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .    14
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .    14
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .    14
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    14
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .    16




                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of gas to liquids plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas to liquids plants will exceed current estimates, commercial-scale gas to liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas to liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 1999.

As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                   MARCH 31,  DECEMBER 31,
                                                                    2000          1999
                                                                   --------   -----------
                                         ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                      $ 18,667   $ 20,316
     Short-term investments                                            3,441      3,565
     Accounts and notes receivable                                       173      1,193
     Other current assets                                                343        365
                                                                    ---------  ---------
          Total current assets                                        22,624     25,439

REAL ESTATE HELD FOR SALE                                                 23      2,665
REAL ESTATE UNDER DEVELOPMENT                                          3,163      3,349
INVESTMENTS                                                            1,155      1,104
PROPERTY AND EQUIPMENT, net                                            8,767      6,442
NOTES RECEIVABLE                                                       2,390        297
OTHER ASSETS, net                                                        463        295
                                                                    ---------  ---------

                                                                    $ 38,585   $ 39,591
                                                                    =========  =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $  2,691   $  2,188
     Accrued liabilities                                                 486        453
                                                                    ---------  ---------
          Total current liabilities                                    3,177      2,641

OTHER NONCURRENT LIABILITIES                                              88         94
MINORITY INTERESTS                                                     3,025      1,024
DEFERRED REVENUE                                                      11,000     11,000
                                                                    ---------  ---------
          Total liabilities                                           17,290     14,759
                                                                    ---------  ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized
   no shares issued                                                        -          -
     Common stock, $0.01 par value, 150,000,000 shares authorized,
   35,023,203 and 34,668,748 shares issued in 2000 and 1999
   respectively, including shares in treasury                            350        347
     Additional paid-in capital                                       70,647     68,935
     Notes receivable from sale of common stock                         (599)      (699)
     Accumulated deficit                                             (49,026)   (43,674)
                                                                    ---------  ---------
                                                                      21,372     24,909
      Less-treasury stock, 7,674,905 shares in
        2000 and 1999, respectively                                      (77)       (77)
                                                                    ---------  ---------

          Total stockholders' equity                                  21,295     24,832
                                                                    ---------  ---------
                                                                    $ 38,585   $ 39,591
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

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)



                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                             --------------------------
                                                                  2000           1999
                                                             ------------  ------------


REVENUES:
     Joint development revenue                               $       283   $       603
     Real estate sales                                             3,538             -
     Other                                                            54           163
                                                             ------------  ------------

          Total revenues                                           3,875           766
                                                             ------------  ------------

COSTS AND EXPENSES:
     Cost of real estate sales                                     3,078             -
     Real estate operating expense                                   162           156
     Pilot plant, engineering and research and development         3,153         1,652
     General and administrative                                    3,035         2,154
                                                             ------------  ------------

INCOME (LOSS) FROM OPERATIONS                                     (5,553)       (3,196)

INVESTMENT AND INTEREST INCOME AND
     OTHER INCOME (EXPENSE)                                          235           387
                                                             ------------  ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                           (5,318)       (2,809)

MINORITY INTERESTS                                                   (34)            6
                                                             ------------  ------------

NET INCOME (LOSS)                                            $    (5,352)  $    (2,803)
                                                             ============  ============

NET INCOME (LOSS) PER SHARE-
     Basic and diluted                                       $     (0.20)  $     (0.10)
                                                             ============  ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                              27,201,843    26,900,052
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

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                               COMMON STOCK                NOTES
                              -------------- ADDITIONAL RECEIVABLE                          TOTAL
                                NUMBER         PAID-IN FROM SALE OF ACCUMULATED TREASURY STOCKHOLDERS'
                              OF SHARES AMOUNT CAPITAL COMMON STOCK  DEFICIT     STOCK      EQUITY
                              --------  ------ ------- ------------ ----------- -------- ----------
BALANCE, December 31, 1999     34,669   $347  $68,935       $(699)  $(43,674)    $(77)     $24,832
     STOCK OPTIONS EXERCISED      360      3    1,844           -          -        -        1,847
     NOTE REPAYMENT                (6)     -     (132)        100          -        -          (32)
     NET INCOME (LOSS)              -      -        -           -     (5,352)       -       (5,352)
                               -------  ----  --------      ------  ---------    -----     --------
BALANCE, March 31, 2000        35,023   $350  $70,647       $(599)  $(49,026)    $(77)     $21,295
                               =======  ====  ========      ======  =========    =====     ========





    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                  --------------------
                                                                     2000      1999
                                                                  --------- ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(5,352)  $(2,803)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:
      Minority interest in income (loss) of subsidiary                   34        (6)
      Distribution of minority interest                                 (33)        -
      Depreciation and amortization                                     242       118
      Equity in earnings of affiliates                                  (51)      (20)
      Changes in real estate held for sale and under development      2,828    (1,272)
      Changes in assets and liabilities--
           Accounts and notes receivable                              1,020      (266)
           Other assets                                              (2,277)       59
           Accounts payable                                             503      (254)
           Accrued liabilities and other                                 27       (78)
                                                                    --------  --------

              Net cash provided by (used in) operating activities    (3,059)   (4,522)
                                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (2,561)     (253)
   Purchase of short-term investments                                   124       (17)
                                                                    --------  --------

             Net cash provided by (used in) investing activities     (2,437)     (270)
                                                                    --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Settlement of merger contingency                                       -     5,997
   Minority interest investment in subsidiary                         2,000         -
   Proceeds from exercise of stock options                            1,847         -
                                                                    --------  --------

            Net cash provided by financing activities                 3,847     5,997
                                                                    --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                     (1,649)    1,205
CASH AND CASH EQUIVALENTS, beginning of period                       20,316    34,981
                                                                    --------  --------

CASH AND CASH EQUIVALENTS, end of period                            $18,667   $36,186
                                                                    ========  ========




    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.     BASIS OF REPORTING
     The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene, gasoline, naphtha and fuel for fuel cells, or high quality specialty products such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids and chemical feedstocks.

     The Company's current focus is to further demonstrate the commercial viability of its proprietary technology. The Company has sold license agreements to seven oil companies and is participating in the operation of a pilot plant located at ARCO's refinery in Cherry Point, Washington. The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant.

     The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 filed with the SEC under the Securities Exchange Act of 1934, as amended, on April 25, 2000.

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

2.    RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications did not impact net income (loss).

3.     EARNINGS PER SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 2,395,496 shares of common stock at an average exercise price of $7.79 were not included in the computation of diluted earnings per share because inclusion of these options would be anti-dilutive.

4.    NOTES RECEIVABLE

     In February 2000 the Company closed the sale of its Reno parking garage to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash at closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

5.     MINORITY INTERESTS

     In January 2000, the Company received $2 million dollars from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater plant. These funds were received pursuant to a letter of intent with Methanex that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the Sweetwater plant, subject to the execution of definitive agreements and the satisfaction of certain conditions. At March 31, 2000, this contribution was recorded as a minority interest. Subsequent to the end of the first quarter, Methanex informed the Company that it was terminating further participation in the Sweetwater plant. The $2 million contribution will be recorded as a reduction in engineering costs for the Sweetwater plant in the second quarter of 2000.
The Company is in discussions with other potential equity partners.

6.  LICENSING ACTIVITY

     Subsequent to March 31, 2000, the Company signed a volume license agreement with Ivanhoe Energy Inc. Ivanhoe Energy is a Canadian oil and natural gas exploration and development company, trading on the Toronto Stock Exchange. Ivanhoe's principal current projects are in California, USA, and in China.

7.     FOOTNOTES INCORPORATED BY REFERENCE

      Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the SEC, and are incorporated herein by reference as follows:



NOTE          DESCRIPTION
----          -----------

 1.      Summary of Significant Accounting Policies
 2.      Investments
 3.      Property and Equipment
 4.      Notes Receivable from Sale of Common Stock
 5.      Accrued Liabilities
 6.      Income Taxes
 7.      Supplemental Cash Flow Information
 8.      Commitments
 9.      Fair Value of Financial Instruments
10.      Cash Equivalents and Short-Term Investments
11.      Stock Options
12.      Significant Customers
13.      Stockholder Rights Plan




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K/A for the year ended December 31, 1999 (including our audited financial statements and the accompanying notes).

OUR BUSINESS

     We are a leading developer, owner and licensor of a proprietary catalytic process for converting natural gas to synthetic liquid hydrocarbons, generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined specialty products and fuels. We believe that the costs to produce many products from natural gas using the Syntroleum Process, including diesel fuel, gasoline and lubricants, can be competitive with the costs to produce comparable quality products from crude oil using conventional refining processes. The key advantages of our technology over traditional GTL technologies are the use of air in the conversion process (in contrast to the requirement for pure oxygen in alternative technologies) and the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. These advantages reduce the capital and operating costs of GTL plants based on the Syntroleum Process, while also permitting smaller unit sizes, including mobile plants that
could be placed on skids, barges and ocean-going vessels.   Based on our
demonstrated research, we believe that the Syntroleum Process can be economically applied in GTL plants with throughput levels from as low as 2,000 to over 100,000 barrels a day. As a result of the advantages of our technology and the large worldwide resource base of stranded natural gas, we believe that a significant market opportunity exists for the use of the Syntroleum Process by our company and our licensees to develop cost-effective GTL plants.

     The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, which can be further processed into higher margin products through conventional refining processes. These products include:

     - Premium, ultra-clean liquid fuels, such as diesel, kerosene, gasoline, naphtha and fuel for fuelcells, and

     - Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids and chemical feedstocks.

     We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO. While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing a 10,000 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. We are also evaluating the potential development of additional GTL plants, including facilities that will produce synthetic liquid fuels.

BUSINESS STRATEGY

     Our objectives are to rapidly establish the Syntroleum Process as an industry standard and maximize our market share relative to alternative GTL technologies. Our business strategy to achieve these objectives involves the following key elements:

- continue broadly licensing our technology for the production of synthetic crude oil and fuels,

- use our technology to build and own plants designed to make specialty products and fuels,

- develop alternative markets for the synthetic products of GTL plants based on the Syntroleum Process like ultra-clean fuels and fuels for fuel cell applications, and

- continue an aggressive research and development program alone and with strategic partners to lower costs and expand the potential applications for our technology.

OPERATING REVENUES

General. During the periods discussed below, our revenues were generated from the following:

- sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation,

- reimbursement for research and development activities associated with the Syntroleum Process, and

- other sources, including rent generated by real estate holdings owned by SLH prior to the merger.

Because our real estate portfolio has been substantially sold, we expect to receive lower levels of revenues from these sources in following periods. In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

-          licensing,

-          catalyst sales,

- sales of products from GTL plants in which we own an equity interest, and

- revenues from research and development activities carried out with industry partners.

     Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. Our results of operations and cash flows are expected to be affected by changing crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

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

     Our site license agreements require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed the performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future.

     Catalyst Revenues. We expect to earn revenue from the sale of our Proprietary catalysts to our licensees. Our license agreements require our catalyst to beused in the initial fill for the licensee to receive our process guarantee.After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

     GTL Plant Revenues. We intend to develop several GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., fuels, synthetic lube base oils, process oils, waxes, synthetic drilling fluid and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high margins for these plants. We anticipate forming several joint ventures with energy industry and financial partners in order to finance and operate these plants. We anticipate that our GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the specialty products to be made in each plant.

     Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensee partners and others. Through these joint development agreements, we may receive revenue as reimbursement for specified portions of our research and development expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

     Real Estate Sales Revenues. As of March 31, 2000, our real estate inventory consisted of undeveloped land in Houston, Texas (300 acres of undeveloped land and 100 lots comprising the "Houston Project"), and in Corinth,
Texas (nine acres).   This real estate inventory was owned by SLH Corporation
prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at March 31, 2000 of approximately $3.2 million. All of our real estate inventory is held for sale except the Houston Project, which is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

     In February 2000 we closed the sale of our Reno parking garage to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash at closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

Operating Expenses

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially, and we have expanded our research and development, engineering and commercial staffing levels. These expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology.

     We expect to incur significant expenses in connection with the start-up of our GTL plants. For example, we expect that our expenses will increase at the time of commencement of construction of GTL plants in which we own an interest. Upon the commencement of commercial operation of GTL plants in which we own an equity interest, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstocks for our specialty plants and operating expenses relating to these plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the
future.   Our policy is to capitalize costs associated with the development of
GTL plants.


RESULTS OF OPERATIONS

     OVERVIEW

     During the first three months of 2000, we continued our efforts to commercialize our GTL technology on several fronts. We continued our joint participation with ARCO in a 70 barrel per day demonstration GTL plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and has been successfully operating since that time. Plant operations have exceeded our expectations and have successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. We continue to gather data and experience from plant operations which will be useful in our efforts to apply these reactor designs on a commercial basis both for fuels and
specialty product plants.   Pilot tests at the Cherry Point facility are
scheduled to be completed by June 2000.

     We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater project. These activities included the construction and operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors will allow us to complete a battery of confirmation tests and continue detailed engineering of our proposed Sweetwater plant during the year 2000.

     We also continued our efforts to advance numerous other aspects of the Sweetwater project. In February 2000, we selected a site for the plant approximately 4 kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. We entered into a letter of intent with the Commonwealth of Australia in February 2000 to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under this letter of intent, the Commonwealth would make an AUD$30 million (approximately U.S.$19 million) deposit, of which AUD$20 million (approximately U.S.$12.4 million) may be credited against future license fees. The letter of intent also provides that the Commonwealth would make an unsecured, interest-free loan in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia, and that we would conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. The transactions contemplated by our letter of intent with the Commonwealth are subject to the execution of definitive license and loan agreements.

     Subsequent to the end of the first quarter of 2000, we entered into a non-exclusive volume license agreement with Ivanhoe Energy Inc. granting Ivanhoe rights to use the Syntroleum Process to convert natural gas into synthetic oil and transportation fuels.

     Because we are incurring costs with respect to developing and commercializing the Syntroleum Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from a specialty plant in the near future, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities, GTL plants or real estate sales.

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $283,000 in the first three months of 2000, down $320,000 from the first three months of 1999 when they were $603,000. The decrease was primarily due to the completion during 1999 of the funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. We continue to receive funding for the operating of this pilot plant.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $3,538,000 in the first three months of 2000, compared to zero in the first three months of 1999. The increase was due to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February of this year and the sale of 25 lots from our Houston Project. There were no real estate sales during the first quarter of 1999. Real estate sales revenues should decrease as the remaining real estate inventory is sold.

     Other Revenue. Other revenues were $54,000 in the first three months of 2000, down $109,000 from the first three months of 1999 when they were $163,000. The decrease resulted primarily from the lower parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February of this year.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $3,078,000 in the first three months of 2000, compared to zero in the first three months of 1999. The increase resulted from the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February of this year
and the sale of 25 lots from our Houston Project.   We had no real estate sales
in the first quarter of 1999. Real estate expenses were $162,000 during the first quarter of 2000, up $6,000 from $156,000 in the first quarter of 1999. This increase was due to intensified efforts to sell the remaining real estate assets acquired in the merger with SLH during 1998.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $3,153,000 in the first three months of 2000, up $1,501,000 from the first three months of 1999 when these expenses were $1,652,000. The increase occurred primarily as a result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, higher research and development spending and higher outside engineering expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $3,035,000 in the first three months of 2000, up $881,000 from the first three months of 1999 when these expenses were $2,154,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants.

     Investment, Interest and Other Income (Expense). Investment, interest and other income decreased to $201,000 in the first three months of 2000, down $192,000 from the first three months of 1999 when this income was $393,000.
The decrease was primarily attributable to increased minority interest expense from the Houston project and lower cash balances invested during the first quarter of 2000 compared to the 1999 period.

     Provision for Income Taxes. We incurred a loss in both the first three months of 2000 and the first three months of 1999 and did not recognize an income tax benefit for such loss.

     Net Income. In the first three months of 2000, we experienced a loss of $5,352,000. The loss was $2,549,000 higher than in the first three months of 1999 when we experienced a loss of $2,803,000. The increase in the loss is a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

General

     As of March 31, 2000, we had $22,108,000 in cash and short-term investments and $3,177,000 in current liabilities. We do not currently have any material outstanding debt or lines of credit. Prior to our merger with SLH, our primary sources of liquidity were equity capital contributions and prepaid license fees and our principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At March 31, 2000, we had $173,000 in accounts and notes receivable outstanding with our joint development partners relating to joint development activities. We currently have short-term investments approximating $3.2 million which secure 49.9 percent of a letter of credit for the Powder Basin Partnership in which we are a 49.9 percent investor.

     Cash flows used in operations were $3,027,000 in the first three months of 2000 compared to $4,522,000 during the first three months of 1999. The decrease in cash flows used in operations during the first three months of 2000 compared to the first three months of 1999 was primarily the result of the completion of construction of the Cherry Point pilot plant in Cherry Point, Washington during 1999 which was constructed under a joint development agreement between ourselves and ARCO. Cash flows used in operations also decreased because of the completion of site development for the beginning phases of the Houston Project , the sale of the Reno garage and the sale of 25 lots in the Houston Project.

     Cash flows used in investment activities were $2,437,000 in the first three months of 2000 compared to $270,000 in the first three months of 1999. The increase in cash flows used in investing activities in the first three months of 2000 compared to the first three months of 1999 resulted primarily from the increased capitalized development costs for the Sweetwater project to be located in Western Australia.

     Cash flows provided by financing activities were $3,815,000 in the first three months of 2000 compared to $5,997,000 in the first three months of 1999. The decrease was primarily due to the receipt during 1999 of approximately $6.0 million in satisfaction of a judgment in our favor which was a contingency of the merger with SLH. This was offset by a $2,000,000 payment by Methanex used to fund costs associated with the Sweetwater project and the exercise of employee stock options during the first quarter of 2000.

     The construction of our GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will
also involve significant expenditures.   We have an effective $120 million shelf
registration statement for the proposed offering from time to time of shares of our common stock. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development and other activities may be curtailed. Additionally, we estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million.

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

Initial Specialty Product GTL Plant

      We are developing a 10,000 barrel per day specialty product plant, which we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant is expected to use a fixed tube reactor design because this design produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs. The plant is also expected to include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture. Enron has contributed $1 million toward the development of the project, and we are currently in discussions with a Enron regarding its equity participation in this joint venture. In February 2000, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia.

     The State of Western Australia recently announced its intention to assist the Sweetwater project with an AUD$30 million (approximately U.S.$19 million) common use infrastructure package, including a desalinization plant to which our project will supply steam and from which our project will receive cooling water. In addition, we have entered into a gas purchase agreement with the North West Shelf Gas Partners, whose members include affiliates of BHP Petroleum, BP Amoco, Chevron, Mitsui, Mitsubishi, Royal Dutch Shell and Woodside Energy Ltd. Subject to certain conditions, North West Shelf Gas Partners agreed to supply the Sweetwater plant with the natural gas required to operate the plant at full capacity for 20 years.

     In November 1999, we signed a project development agreement with Tessag, a wholly-owned subsidiary of RWE AG, to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages up to certain levels in the event certain process and product specifications are not achieved. We currently expect that Tessag will complete the plant design and commence construction in early 2001. We expect the plant to be operational in 2003, although construction of the plant will be subject to the risk of delay inherent in any large construction project.

     We entered into a letter of intent with the Commonwealth of Australia in February 2000 to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under this letter of intent, the Commonwealth would make an AUD$30 million (approximately U.S.$19 million) deposit, of which AUD$20 million (approximately U.S.$ 12million) may be credited against future license fees. The letter of intent also provides that the Commonwealth would make a non-amortizing, interest-free loan in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia, and that we would conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. The transactions contemplated by our letter of intent with the Commonwealth are subject to the execution of definitive license and loan agreements.

     In January 2000, we received $2 million dollars from Methanex Corporation towards the cost of engineering work being performed by Tessag pursuant to a letter of intent that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the plant, subject to the execution of definitive agreements and the satisfaction of certain conditions. In May 2000, Methanex informed us that it was terminating its participation in the Sweetwater project.

     The capital costs of this plant are currently expected to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing. We are currently exploring sources of debt and equity capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained.

CURRENCY RISK

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by offsetting these currency positions with contracts payable in local currency or we may choose to convert our currency position. For example, our proposed funding plan with the Commonwealth of Australia will be in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We are currently in the process of determining timing and the effect of adopting SFAS No. 133.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had short-term investments in the form of U.S. Treasury securities as of March 31, 2000. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity which minimizes interest rate risk. The average interest rate on these investments at March 31, 2000 was approximately 6%.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K.  Not applicable.

     Exhibits. The following exhibits are filed as part of this quarterly report:

    10.1 License Agreement dated April 26, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc.

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

                              SYNTROLEUM CORPORATION, a Delaware
                              corporation (Registrant)


Date:   May 12, 2000             By:     /s/ Mark A. Agee
                                         ----------------
                                         Mark A. Agee
                                         President and Chief Operating Officer


Date:   May 12, 2000             By:     /s/ Randall M. Thompson
                                         -----------------------
                                         Randall M. Thompson
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                INDEX TO EXHIBITS


     EXHIBIT
       NO.                  DESCRIPTION OF EXHIBIT
     -------                ----------------------


     10.1 License Agreement dated April 26, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc.

     27     Financial Data Schedule.

____________________

*  Incorporated by reference as indicated.