Form 10-Q
period 2000-06-30
SYNTROLEUM CORP
filed 2000-08-14
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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


At August 7, 2000, the number of outstanding shares of the issuer's common stock was 33,056,876.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000






                          PART I - FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
Item 1.  Financial Statements.
Unaudited Consolidated Balance Sheets as of June 30, 2000 and
  December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Unaudited Consolidated Statements of Operations for the three month and six month
  periods ended June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . .     2
Unaudited Consolidated Statements of Stockholders' Equity for the six
  month period ended June 30, 2000. . . . . . . . . . . . . . . . . . . . . . . .     3
Unaudited Consolidated Statements of Cash Flows for the six month
  periods ended June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . .     4
Notes to Unaudited Consolidated Financial Statements. . . . . . . . . . . . . . .     5
Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .     7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . .    16

                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . .    17
Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .    17
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .    17
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    17
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20


                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, anticipated costs to make products from these plants, the economic construction and operation of gas to liquids plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our recent public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas to liquids plants will exceed current estimates, commercial-scale gas to liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas to liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 1999.

     As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                       PART I.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                   JUNE 30,    DECEMBER 31,
                                                                     2000         1999
                                                                    -------    -----------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 13,241   $ 20,316
     Short-term investments                                             3,411      3,565
     Accounts and notes receivable                                        146      1,193
     Other current assets                                                 259        365
                                                                     ---------  ---------
          Total current assets                                         17,057     25,439

REAL ESTATE HELD FOR SALE                                                  23      2,665
REAL ESTATE UNDER DEVELOPMENT                                          3, 040      3,349
INVESTMENTS                                                             1,160      1,104
PROPERTY AND EQUIPMENT, net                                            10,303      6,442
NOTES RECEIVABLE                                                        2,381        297
OTHER ASSETS, net                                                         799        295
                                                                     ---------  ---------
                                                                     $ 34,763   $ 39,591
                                                                     =========  =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                $  3,933   $  2,188
     Accrued liabilities                                                  325        453
                                                                     ---------  ---------
          Total current liabilities                                     4,258      2,641

OTHER NONCURRENT LIABILITIES                                               64         94
MINORITY INTERESTS                                                        917      1,024
DEFERRED REVENUE                                                       12,000     11,000
                                                                     ---------  ---------
          Total liabilities                                            17,239     14,759
                                                                     ---------  ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized,
   no shares issued                                                         -          -
     Common stock, $0.01 par value, 150,000,000 shares authorized,
   35,040,814 and 34,668,748 shares issued in 2000 and 1999,
   respectively, including shares in treasury                             350        347
     Additional paid-in capital                                        71,009     68,935
     Notes receivable from sale of common stock                          (599)      (699)
     Accumulated deficit                                              (53,159)   (43,674)
                                                                     ---------  ---------
                                                                       17,601     24,909
      Less-treasury stock, 7,674,905 shares in
        2000 and 1999, respectively                                       (77)       (77)
                                                                     ---------  ---------

          Total stockholders' equity                                   17,524     24,832
                                                                     ---------  ---------
                                                                     $ 34,763   $ 39,591
                                                                     =========  =========


    The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                                SYNTROLEUM CORPORATION AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except share and per share data)

                                                 FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                     ENDED JUNE 30,               ENDED JUNE 30,
                                                ---------------------         ------------------
                                                    2000          1999          2000          1999
                                                    ----          ----          ----          ----


REVENUES:
  Joint development revenue                   $       258   $       548   $       542   $     1,151
  Real estate sales                                   496           520         4,035           520
  Licensing                                         2,000             -         2,000             -
  Other                                                22           162            75           324
                                              ------------  ------------  ------------  ------------

    Total revenues                                  2,776         1,230         6,652         1,995
                                              ------------  ------------  ------------  ------------

COST AND EXPENSES:
  Cost of real estate sales                           153           404         3,231           404
  Real estate operating expense                        27           233           189           390
  Pilot plant, engineering and research and
    Development                                     4,116         2,943         7,269         4,596
  General and administrative                        3,429         2,468         6,465         4,619
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS                      (4,949)       (4,818)      (10,502)       (8,014)

INVESTMENT AND INTEREST INCOME                        359           729           546         1,115
OTHER INCOME                                          340             2           387             2
                                              ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS                                        (4,250)       (4,087)       (9,569)       (6,897)

MINORITY INTERESTS                                    118            28            84            34
                                              ------------  ------------  ------------  ------------

NET INCOME (LOSS)                             $    (4,132)  $    (4,059)  $    (9,485)  $    (6,863)
                                              ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE -
  Basic and diluted                           $     (0.15)  $     (0.15)  $     (0.35)  $     (0.26)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  27,359,299    26,900,052    27,279,071    26,900,052
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

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                              COMMON STOCK                NOTES
                             --------------  ADDITIONAL RECEIVABLE                          TOTAL
                               NUMBER         PAID-IN   FROM SALE OF ACCUMULATED TREASURY STOCKHOLDERS'
                             OF SHARES AMOUNT CAPITAL   COMMON STOCK  DEFICIT      STOCK    EQUITY
                             ---------------------------------------------------------------------

BALANCE, December 31, 1999     34,669   $347  $68,935     $(699)     $(43,674)     $(77)  $24,832
     STOCK OPTIONS EXERCISED      378      3    2,206         -             -         -     2,209
     NOTE REPAYMENT                (6)     -     (132)      100             -         -       (32)
     NET INCOME (LOSS)              -      -        -         -        (9,485)        -    (9,485)
                               -------  ----  --------    ------     ---------     -----  --------
BALANCE, June 30, 2000         35,041   $350  $71,009     $(599)     $(53,159)     $(77)  $17,524
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

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                   -------------------
                                                                     2000        1999
                                                                   --------   ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(9,485)  $(6,863)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:
      Minority interest in income (loss) of subsidiary                  (74)      (34)
      Distribution of minority interest                                 (33)        -
      Depreciation and amortization                                     486       259
      Equity in earnings of affiliates                                  (56)     (110)
      Changes in real estate held for sale and under development      2,951    (1,223)
      Changes in assets and liabilities--
           Accounts and notes receivable                              1,047         7
           Other assets                                              (2,497)      260
           Accounts payable                                           1,745      (295)
           Accrued liabilities and other                               (158)      (69)
           Deferred Revenue                                           1,000         -

              Net cash provided by (used in) operating activities    (5,074)   (8,068)
                                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (4,332)     (564)
   Sale (purchase) of short-term investments                            154       (17)
                                                                    --------  --------

             Net cash provided by (used in) investing activities     (4,178)     (581)
                                                                    --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Settlement of merger contingency                                       -     5,997
   Proceeds from exercise of stock options                            2,177         -
                                                                    --------  --------

            Net cash provided by financing activities                 2,177     5,997
                                                                    --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                     (7,075)   (2,652)
CASH AND CASH EQUIVALENTS, beginning of period                       20,316    34,981
                                                                    --------  --------

CASH AND CASH EQUIVALENTS, end of period                            $13,241   $32,329
                                                                    ========  ========




    The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


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

     The Company's current focus is to further demonstrate the commercial viability of its proprietary technology. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia and participated in the operation of a pilot plant located at ARCO's refinery in Cherry Point, Washington. The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant.

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

3.     EARNINGS PER SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 2,416,300 shares of common stock at an average exercise price of $8.17 were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 because inclusion of these options would be anti-dilutive. Options to purchase 2,709,304 shares of common stock at an average exercise price of $7.29 were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 because inclusion of these options would be anti-dilutive.

     The Company completed the sale of 5,250,000 shares of common stock on July 6, 2000 pursuant to a public offering and completed the sale of an additional 400,000 shares pursuant to the underwriter's exercise of a portion of the over-allotment option on July 17, 2000. Had the sale of these shares been completed at June 30, 2000, the number of shares outstanding would have been 33,015,909.

4.    NOTES RECEIVABLE

     In February 2000, the Company closed the sale of its Reno parking garage to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash at or before closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

5.     MINORITY INTERESTS

     In January 2000, the Company received $2 million from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater plant. These funds were received pursuant to a letter of intent with Methanex that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the Sweetwater plant, subject to the execution of definitive agreements and the satisfaction of certain conditions. During the second quarter, Methanex informed the Company that it was terminating further participation in the Sweetwater plant. The $2 million contribution has been recorded as a reduction in engineering costs for the Sweetwater plant during the second quarter of 2000.

     The Company is in discussions with other potential equity partners in the Sweetwater plant. In June 2000, the Company entered into a non-binding letter of intent with a subsidiary of Enron Corp. with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater plant as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Enron would have the right to receive cash flow distributions in excess of 13% if the plant does not meet specified performance targets.

     Upon Enron's funding of its net capital contribution, it would become entitled to convert its interest in the Sweetwater plant into a maximum of 1,640,625 shares of the Company's common stock during a period beginning one year after the date on which the project completes successful performance testing and ending on the tenth anniversary of execution of definitive agreements relating to the transaction contemplated in the letter of intent. In addition, upon Enron's funding of its net capital contribution, it would receive a warrant to acquire no more than 1,640,625 additional shares of the Company's common stock at an exercise price equal to $21.00 per share.

    Consummation of the transaction contemplated by the letter of intent requires the satisfaction of a number of substantial conditions, some of which are not within the Company's control, including Enron management approvals, satisfactory completion of certain due diligence by Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.


6.  LICENSING ACTIVITY

     During the second quarter, the Company entered into a volume license agreement with Ivanhoe Energy Inc. Under this agreement the Company received a $3 million license fee deposit. Ivanhoe Energy is a Canadian oil and natural gas exploration and development company.

     Also during the second quarter, the Company recognized $2 million in license revenue. This amount had previously been received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the
expiration of the option.   The option lapsed in April 2000, resulting in the
recognition of the related revenue.

7.  PUBLIC OFFERING

     In July 2000, the Company completed the sale of 5,650,000 shares of common stock (including 400,000 shares of common stock pursuant to the exercise of a portion of the underwriter's over-allotment option) pursuant to a public offering at a price to the public of $17.50 per share. The Company received net proceeds of approximately $92 million after the underwriting discount and offering expenses.

     The Company intends to use a substantial portion of the net proceeds from the offering to fund a portion of the Sweetwater plant's construction costs. The Company intends to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development and construction of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

8.  FOOTNOTES INCORPORATED BY REFERENCE

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

     The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, which can be further processed into higher margin products through conventional refining processes. These products include:

     - Premium, ultra-clean liquid fuels, such as diesel, kerosene, gasoline, naphtha and fuel for fuel cells, and

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

BUSINESS STRATEGY

     Our objectives are to rapidly establish the Syntroleum Process as an industry standard and maximize our market share relative to alternative GTL technologies. Our business strategy to achieve these objectives involves the following key elements:

- continue broadly licensing our technology for the production of synthetic crude oil and fuels,

- use our technology to build and own plants designed to make specialty products and fuels,

- develop alternative markets for the synthetic products of GTL plants based on the Syntroleum Process like ultra-clean fuels and fuels for fuel cell applications, and

- continue our research and development program alone and with strategic partners to lower costs and expand the potential applications for our technology.

OPERATING REVENUES

     General. During the periods discussed below, our revenues were primarily generated from the following:

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

     Real Estate Sales Revenues. As of June 30, 2000, our real estate inventory consisted of undeveloped land in Houston, Texas (300 acres of undeveloped land and 49 lots comprising the "Houston Project"), and in Corinth,
Texas (nine acres).   This real estate inventory was owned by SLH Corporation
prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at June 30, 2000 of approximately $ 3.1 million.
All of our real estate inventory is held for sale except the Houston Project, which is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

     In February 2000, we closed the sale of our Reno parking garage to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash at or before closing and the balance in the form of Fitzgeralds' promissory note in the principal amount of $2,250,000. The note bears interest at the rate of 10% and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by the ground lease on which the garage is located as well as the parking garage itself.

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

     We expect to incur significant expenses in connection with the start-up of our GTL plants. For example, we expect that our expenses will increase at the time of commencement of construction of GTL plants in which we own an interest. Upon the commencement of commercial operation of GTL plants in which we own an equity interest, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstocks for our specialty plants and operating expenses relating to these plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close. Engineering costs are capitalized once an engineering contract leading to a firm lump sum price has been signed.

RESULTS OF OPERATIONS

     OVERVIEW

     During the first six months of 2000, we continued our efforts to commercialize our GTL technology on several fronts. We completed our joint participation with ARCO in a 70 barrel per day demonstration GTL plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and operated successfully until it was shut down at the completion of testing shortly after June 30, 2000. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations exceeded our expectations and successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. The data and experience generated from our participation in plant operations will be useful in our efforts to apply these reactor designs on a commercial basis both for fuels and specialty
product plants.   We are currently conducting engineering studies with others for commercial-scale plants using these reactor designs.

     We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater project. These activities included operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors will allow us to complete a battery of confirmation tests and continue detailed engineering of our proposed Sweetwater plant during the year 2000.

     We also continued our efforts to advance numerous other aspects of the Sweetwater project. In February 2000, we selected a site for the plant approximately 4 kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. Subsequent to the end of the second quarter, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD$30 million (approximately U.S.$19 million) deposit, of which AUD$15 million (approximately U.S.$9 million) is to be held in escrow pending satisfaction of certain conditions relating to the construction of the Sweetwater project. In addition, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make an unsecured, non-amortizing, interest-free loan to us in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia, and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth.

     During April of 2000 we entered into a non-exclusive volume license agreement with Ivanhoe Energy Inc. granting Ivanhoe rights to use the Syntroleum Process to convert natural gas into synthetic oil and transportation fuels. Under this agreement, we receive a $3 million license fee deposit. Ivanhoe Energy is a Canadian oil and natural gas exploration and development company.

      Also during the second quarter, the Company recognized $2 million in license revenue. This amount had previously been received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the expiration of the option. The option lapsed in April 2000, resulting in the recognition of the related revenue.

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

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $258,000 in the second quarter of 2000, down $290,000 from the second quarter of 1999 when they were $548,000. The decrease was primarily due to the completion during 1999 of the funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. We continued to receive funding for the operation of this pilot plant through June 2000. Testing was completed and the plant was shut down in early July 2000.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $496,000 in the second quarter of 2000, down $24,000 from the second quarter of 1999 when they were $520,000. The decrease was due to the sale of 26 lots from our Houston Project during the second quarter of 2000 compared to our sale of the Santa Rosa land in Kansas City in the second quarter of 1999. Real estate sales revenues should decrease as the remaining real estate inventory is sold.

     Licensing Revenue. Revenues from licensing were $2,000,000 in the second quarter of 2000 compared to zero in the second quarter of 1999. This increase was a result of our recognition of $2 million in license revenue which had previously been deferred as a result of expiration of an option held by licensee to expand the licensee's licensed territory.

     Other Revenue. Other revenues were $22,000 in the second quarter of 2000, down $140,000 from the second quarter of 1999 when they were $162,000. The decrease resulted from the absence of parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $153,000 in the second quarter of 2000 down $251,000 from $404,000 in the second quarter of 1999. The decrease resulted from the sale of 26 lots from our Houston Project in the second quarter of 2000 compared to the
sale of the Santa Rosa land in Kansas City in the second quarter of 1999.   Real
estate expenses were $27,000 during the second quarter of 2000, down $206,000 from $233,000 in the second quarter of 1999. This decrease was due to the sale of the Reno parking garage in February 2000.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $4,116,000 in the second quarter of 2000, up $1,173,000 from the second quarter of 1999 when these expenses were $2,943,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $3,429,000 in the second quarter of 2000, up $961,000 from the second quarter of 1999 when these expenses were $2,468,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $817,000 in the second quarter of 2000, up $58,000 from the second quarter of 1999 when this income was $759,000. The increase was primarily attributable to increased minority interest participation in the Sweetwater project offset by lower cash balances in the second quarter of 2000.

     Provision for Income Taxes. We incurred a loss in both the second quarter of 2000 and the second quarter of 1999 and did not recognize an income tax benefit for such loss.

     Net Income. In the second quarter of 2000, we experienced a loss of $4,132,000. The loss was $73,000 higher than in the second quarter of 1999 when we experienced a loss of $4,059,000. The increase in the loss is a result of the factors described above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $542,000 in the first six months of 2000, down $609,000 from the first six months of 1999 when they were $1,151,000. The decrease was primarily due to the completion during 1999 of the funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. We continued to receive funding for the operating of this pilot plant through June 2000. Testing was completed and the plant was shut down in early July 2000.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $4,035,000 in the first six months of 2000, up $3,515,000 from $520,000 in the first six months of 1999. The increase was due to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 51 lots from our Houston Project during the first six months of 2000, compared to our sale of the Santa Rosa land in Kansas City during the first six months of 1999. Real estate sales revenues should decrease as the remaining real estate inventory is sold.

     Licensing Revenue. Revenues from license activities were $2,000,000 in the first six months of 2000 compared to zero in the first six months of 1999.
This increase was a result of our recognition of $2 million in license revenue which had previously been deferred as a result of expiration of an option held by a licensee to expand the licensee's licensed territory .

     Other Revenue. Other revenues were $75,000 in the first six months of 2000, down $249,000 from the first six months of 1999 when they were $324,000. The decrease resulted primarily from the lower parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $3,231,000 the first six months of 2000, up $2,827,000 from $404,000 in the first six months of 1999. The increase resulted from the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 51 lots from our Houston Project during the first six months of 2000 compared to our sale of the Santa Rosa land in Kansas City during the first
six months of 1999.   Real estate expenses were $189,000 during the first six
months of 2000, down $201,000 from $390,000 in the first six months of 1999. This decrease was the result of decreased costs associated with the parking and retail operation of the Reno garage.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $7,269,000 in the first six months of 2000, up $2,673,000 from the first six months of 1999 when these expenses were $4,596,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $6,465,000 in the first six months of 2000, up $1,846,000 from the first six months of 1999 when these expenses were $4,619,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants.

     Investment, Interest and Other Income (Expense). Investment, interest and other income decreased to $1,017,000 in the first six months of 2000, down $134,000 from the first six months of 1999 when this income was $1,151,000.
The decrease was primarily attributable to increased minority interest expense from the Houston project and lower cash balances invested during the first six months of 2000 compared to the same period in 1999.

     Provision for Income Taxes. We incurred a loss in the first six months of both 2000 and 1999 and did not recognize an income tax benefit for such loss.

     Net Income. In the first six months of 2000, we experienced a loss of $9,485,000. The loss was $2,622,000 higher than in the first six months of 1999 when we experienced a loss of $6,863,000. The increase in the loss is a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

General

     As of June 30, 2000, we had $16,652,000 in cash and short-term investments and $4,258,000 in current liabilities. We do not currently have any material outstanding debt or lines of credit. Prior to our merger with SLH, our primary sources of liquidity were equity capital contributions and prepaid license fees and our principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At June 30, 2000, we had $2,527,000 in accounts and notes receivable outstanding . We currently have short-term investments approximating $3.4 million, which secure
49.9 percent of a letter of credit for the Powder Basin Partnership in which we are an 49.9 percent investor.

     Cash flows used in operations were $5,074,000 in the first six months of 2000 compared to $8,068,000 during the first six months of 1999. The decrease in cash flows used in operations during the first six months of 2000 compared to the first six months of 1999 was primarily the result of the completion of construction of the Cherry Point pilot plant at ARCO's Cherry Point, Washington refinery during 1999 which was constructed under a joint development agreement between ourselves and ARCO. Cash flows used in operations also decreased because of the completion of site development for the beginning phases of the Houston Project, the sale of 51 lots from the Houston Project and the sale of the Reno garage. This was offset by the receipt of a $3,000,000 licensing fee (revenue recognition deferred) and the recognition of $2,000,000 of previously deferred revenue.

     Cash flows used in investment activities were $4,178,000 in the first six months of 2000 compared to $581,000 in the first six months of 1999. The increase resulted primarily from the increased capitalized costs for our Sweetwater project.

     Cash flows provided by financing activities were $2,177,000 in the first six months of 2000 compared to $5,997,000 in the first six months of 1999. The decrease was primarily due to the receipt during 1999 of approximately $6.0 million in satisfaction of a judgment in our favor, which was a contingency of the merger with SLH, offset by the exercise of employee stock options during the first quarter of 2000.

     In July 2000, the Company completed the sale of 5,650,000 shares of common stock pursuant to a public offering and received net proceeds of approximately $92,000,000 after the underwriting discount and offering expenses. We intend to use a substantial portion of these net proceeds to fund our portion of the equity financing for our Sweetwater project. We intend to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development and construction of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

      The construction of our GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will
also involve significant expenditures.   We have an effective registration
statement for the proposed offering from time to time of shares of our common stock for an aggregate initial offering price of $21,125,000. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development and other activities may be curtailed. Additionally, we estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.4 million. We have sought and intend to continue to temporarily invest our assets, Pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation that would materially adversely affect us.

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

     In November 1999, we signed a project development agreement with Tessag, a wholly-owned subsidiary of RWE AG, to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages up to certain levels in the event certain process and product
specifications are not achieved.   We currently expect that Tessag will complete
the plant design and, subject to completion of plant financing, begin construction in 2001. We expect the plant to be operational in 2003, although construction of the plant will be subject to the risk of delay inherentin any large construction project.

     Subsequent to the end of the second quarter, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD$30 million (approximately U.S.$19 million) deposit, of which AUD$15 million (approximately U.S. $9 million is held in escrow pending satisfaction of certain conditions relating to the construction of the Sweetwater project. AUD$20 million (approximately U.S.$12 million) of the license fee may be credited against future site license fees. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth.

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

     In June 2000, we entered into a non-binding letter of intent with a subsidiary of Enron with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater project. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater project as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. As a result of this investment, Enron would have the right to receive cash flow distributions in excess of 13% if the plant does not meet specified performance targets.

     Upon Enron's funding of its net capital contribution, it would become entitled to convert its interest in the Sweetwater project into a maximum of 1,640,625 shares of our common stock during a period beginning one year after the date on which the project completes successful performance testing and ending on the tenth anniversary of execution of definitive agreements relating to the transaction contemplated in the letter of intent. In addition, upon Enron's funding of its net capital contribution, it would receive a warrant to acquire no more than 1,640,625 additional shares of our common stock at an exercise price equal to $21.00 per share.

     Consummation of the transaction contemplated by the letter of intent requires the satisfaction of a number of substantial conditions, some of which are not within our control, including Enron management approvals, satisfactory completion of certain due diligence by Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.

     In addition to the $2 million contributed by Methanex and the $1 million contributed by Enron, through June 30, 2000 we had made a substantial financial contribution toward the Sweetwater plant's development.

     The capital costs of this plant are currently expected to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing. We are currently exploring sources of debt and equity capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained.

CURRENCY RISK

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our proposed funding plan with the Commonwealth of Australia will be in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, and further amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We are currently in the process of determining timing and the effect of adopting SFAS No. 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had short-term investments in the form of U.S. Treasury securities as of June 30, 2000. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity, which minimizes interest rate risk. The average interest rate on these investments at June 30, 2000 was approximately 6%.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Our Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the "Registration Statement"), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000 was declared effective by the Securities and Exchange Commission on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commended on June 29, 2000 pursuant to the Registration Statement, and has since terminated, resulting in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters' over-allotment option. The shares sold do not constitute all of the shares of common stock covered by the Registration Statement and we may sell additional shares with an aggregate initial offering price of $21,125,000 pursuant to the Registration Statement. The managing underwriters for the offering were Merrill Lynch & Co., Goldman, Sachs & Co., J.P. Morgan & Co., Salomon Smith Barney and Petrie Parkman & Co.

     The aggregate price to the public for the shares sold in the offering was $98,875,000. The expenses incurred by us with respect to the offering were as follows:

                         Underwriter discounts and commissions        $5,932,500
                         Other expenses                                  450,000
                                                                      ----------

                         Total                                  .     $6,382,500
                                                                      ==========

     The amount of other expenses set forth above is a reasonable estimate of such amount. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

     The net proceeds to us from the offering were approximately $92 million. To date, we have not used any such net proceeds. The net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K. On June 30, 2000 the Registrant filed a Current Report on Form 8-K reporting, under Item 5. Other Events, the Company's execution of a Purchase Agreement with the underwriters relating to its public offering of 6,037,500 shares of the Registrant's common stock (including 787,500 shares subject to the underwriter's over-allotment option) under a registration statement on Form S-3 (No. 333-32968).

     Exhibits. The following exhibits are filed as part of this quarterly report:

10.1 License Agreement dated August 2, 2000 between Syntroleum Corporation and Syntroleum Australia Licensing Corporation.

10.2 License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia.

10.3     A$Loan  Agreement  dated  August  3,  2000 between Syntroleum Australia
         Credit  Corporation  and  the  Commonwealth  of  Australia.

10.4 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and
         Westpac Banking Association.

10.5 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation.

10.6 Letter Agreement dated August 3, 2000 between Syntroleum Corporation and the Commonwealth of Australia.

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

                              SYNTROLEUM  CORPORATION,  a  Delaware
                              corporation  (Registrant)


Date:   August  11,  2000                    By:
                                               ----------------------------
                                               Mark  A.  Agee
                                               President  and  Chief
                                               Operating  Officer


Date:   August  11,  2000                    By:
                                               ---------------------------
                                               Randall  M.  Thompson
                                               Chief  Financial  Officer
                                               (Principal  Financial  Officer)

                               INDEX  TO  EXHIBITS
EXHIBIT
  NO.                       DESCRIPTION  OF  EXHIBIT
-------                    ------------------------

10.1 License Agreement dated August 2, 2000 between Syntroleum Corporation and Syntroleum Australia Licensing Corporation.

10.2 License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia.

10.3     A$Loan  Agreement  dated  August  3,  2000 between Syntroleum Australia
         Credit  Corporation  and  the  Commonwealth  of  Australia.

10.4 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and
         Westpac Banking Association.

10.5 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation.

10.6 Letter Agreement dated August 3, 2000 between Syntroleum Corporation and the Commonwealth of Australia.

27       Financial  Data  Schedule.

____________________

*  Incorporated  by  reference  as  indicated.