Form 10-Q
period 2000-09-30
SYNTROLEUM CORP
filed 2000-11-14
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK  ONE)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 2000.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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


   At November 7, 2000, the number of outstanding shares of the issuer's common stock was 33,131,550.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                            PART I - FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
Item  1.  Financial  Statements.


Unaudited Consolidated Balance Sheets as of September 30, 2000 and
December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Unaudited Consolidated Statements of Operations for the three month and nine month
      periods ended September 30, 2000 and 1999. . . . . . . . . . . . . . . . . .   2
Unaudited Consolidated Statements of Stockholders' Equity for the nine
month period ended September 30, 2000. . . . . . . . . . . . . . . . . . . . . . .   3
Unaudited Consolidated Statements of Cash Flows for the nine month
periods ended September 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . .   4
Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . .   5
Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . . .  18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . .  20
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  20
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  20
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  20
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23



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



                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2000               1999
                                                                        --------------    ------------


                                             ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                               $ 97,705   $ 20,316
     Short-term investments                                                     3,439      3,565
     Accounts and notes receivable                                                596      1,193
     Other current assets                                                         151        365
                                                                            ---------  ---------
          Total current assets                                                101,891     25,439

REAL ESTATE HELD FOR SALE                                                          23      2,665
REAL ESTATE UNDER DEVELOPMENT                                                  3, 347      3,349
INVESTMENTS                                                                       939      1,104
RESTRICTED INVESTMENTS                                                         13,221          -
PROPERTY AND EQUIPMENT, net                                                    20,051      6,442
NOTES RECEIVABLE                                                                2,356        297
OTHER ASSETS, net                                                                 522        295
                                                                            ---------  ---------
                                                                             $142,350   $ 39,591
                                                                            =========  =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $  8,889   $  2,188
     Accrued liabilities                                                          457        453
                                                                            ---------  ---------
          Total current liabilities                                             9,346      2,641

LONG-TERM DEBT                                                                    696          -
OTHER NONCURRENT LIABILITIES                                                       41         94
MINORITY INTERESTS                                                                906      1,024
DEFERRED REVENUE                                                               28,245     11,000
                                                                            ---------  ---------
          Total liabilities                                                    39,234     14,759
                                                                            ---------  ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
   no shares issued                                                                 -          -
     Common stock, $0.01 par value, 150,000 shares authorized,
  40,736 and 34,669 shares issued in 2000 and 1999,
   respectively, including shares in treasury                                     407        347
     Additional paid-in capital                                               163,600     68,935
     Notes receivable from sale of common stock                                  (599)      (699)
     Accumulated deficit                                                      (60,215)   (43,674)
                                                                            ---------  ---------
                                                                              103,193     24,909
      Less-treasury stock, 7,675 shares in
        2000 and 1999, respectively                                               (77)       (77)
                                                                            ---------  ---------

          Total stockholders' equity                                          103,116     24,832
                                                                            ---------  ---------
                                                                             $142,350   $ 39,591
                                                                            =========  =========

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                           FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            -------------------     -------------------


                                                2000      1999      2000       1999
                                              --------  --------  ---------  ---------
REVENUES:
  Joint development revenue. . . . . . . . .  $   428   $   792   $    970   $  1,942
  Real estate sales. . . . . . . . . . . . .      319       590      4,353      1,110
  Licensing. . . . . . . . . . . . . . . . .        -         -      2,000          -
  Other. . . . . . . . . . . . . . . . . . .        1       166         76        491
                                              --------  --------  ---------  ---------

    Total revenues . . . . . . . . . . . . .      748     1,548      7,399      3,543
                                              --------  --------  ---------  ---------

COST AND EXPENSES:
  Cost of real estate sales. . . . . . . . .      159       345      3,390        749
  Real estate operating expense. . . . . . .       11       192        200        581
  Pilot plant, engineering and research and
    development. . . . . . . . . . . . . . .    5,114     3,199     12,383      7,736
  General and administrative . . . . . . . .    2,585     2,676      9,049      7,355
                                              --------  --------  ---------  ---------

INCOME (LOSS) FROM OPERATIONS. . . . . . . .   (7,121)   (4,864)   (17,623)   (12,878)

INVESTMENT AND INTEREST INCOME . . . . . . .    1,687       436      2,637      1,551
FOREIGN EXCHANGE GAIN (LOSS) . . . . . . . .      835         -        835          -
OTHER INCOME (EXPENSE) . . . . . . . . . . .        -        (8)       (16)        (5)
                                              --------  --------  ---------  ---------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES . . . . . . . .   (4,599)   (4,436)   (14,167)   (11,332)

MINORITY INTERESTS . . . . . . . . . . . . .       11       (41)        94         (8)
INCOME TAXES . . . . . . . . . . . . . . . .   (2,468)        -     (2,468)         -
                                              --------  --------  ---------  ---------

NET INCOME (LOSS). . . . . . . . . . . . . .  $(7,056)  $(4,477)  $(16,541)  $(11,340)
                                              ========  ========  =========  =========

NET INCOME (LOSS) PER SHARE -
  Basic and diluted. . . . . . . . . . . . .  $ (0.22)  $ (0.17)  $  (0.57)  $  (0.42)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING. . . . . . . . . . . . . . . .   32,685    26,900     29,094     26,900
                                              ========  ========  =========  =========


    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                           NOTES
                                COMMON STOCK  ADDITIONAL RECEIVABLE
                              ---------------              FROM                           TOTAL
                               NUMBER          PAID-IN   SALE OF   ACCUMULATED  TREASURY STOCKHOLDERS'
                              OF SHARES AMOUNT  CAPITAL COMMON STOCK  DEFICIT     STOCK   EQUITY
                              ------------------------------------------------------------------------





BALANCE, December 31, 1999       34,669   $347  $ 68,935   $(699)  $(43,674)    $(77)  $ 24,832
     STOCK OPTIONS EXERCISED        423      4     2,196       -          -        -      2,200
     CONSULTANT OPTIONS ISSUED        -      -       306       -          -        -        306
      OTHER                          (6)     -      (135)    100          -        -        (35)
     COMMON STOCK ISSUANCE        5,650     56    92,298       -          -        -     92,354
     NET INCOME (LOSS)                -      -         -       -    (16,541)       -    (16,541)
                                 -------  ----  ---------  ------  ---------    -----  ---------
BALANCE, September 30, 2000      40,736   $407  $163,600   $(599)  $(60,215)    $(77)  $103,116
                                 =======  ====  =========  ======  =========    =====  =========


    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                     -------------------


                                                                      2000       1999
                                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(16,541)  $(11,340)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operations:
      Minority interest in income (loss) of subsidiary                  (118)         8
      Depreciation and amortization                                      728        450
      Foreign currency exchange                                       (1,863)         -
      Non-cash compensation expense                                      306          -
      Equity in earnings of affiliates                                   (85)      (127)
      Changes in real estate held for sale and under development       2,644        336
      Changes in assets and liabilities--
           Accounts and notes receivable                              (1,294)    (1,754)
           Other assets                                                  (34)       (17)
           Accounts payable                                            6,701        251
           Accrued liabilities and other                                 (49)        30
           Deferred revenue                                           18,520          -

              Net cash provided by (used in) operating activities      8,915    (12,163)
                                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (13,896)    (1,525)
   Distribution from investments                                         250          -
   Increase in restricted cash                                       (14,249)         -
   Sale (purchase) of short-term investments                             126        (16)
                                                                    ---------  ---------

             Net cash used in investing activities                   (27,769)    (1,541)
                                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Settlement of merger contingency                                        -      5,997
   Proceeds from issuance of long-term debt                              696          -
   Proceeds from sale of common stock and option exercises            94,519          -
                                                                    ---------  ---------

            Net cash provided by financing activities                 95,215      5,997
                                                                    ---------  ---------

FOREIGN EXCHANGE EFFECT ON CASH                                        1,028          -
                                                                    ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                      77,389     (7,707)
CASH AND CASH EQUIVALENTS, beginning of period                        20,316     34,981
                                                                    ---------  ---------

CASH AND CASH EQUIVALENTS, end of period                            $ 97,705   $ 27,274
                                                                    =========  =========




    The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

3.     EARNINGS PER SHARE

The Company applies the provisions of SFAS No. 128, "Earnings Per Share."
Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 2,369,938 shares of common stock at an average exercise price of $8.20 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000 because inclusion of these options would be anti-dilutive. Options to purchase 2,823,619 shares of common stock at an average exercise price of $7.21 were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 because inclusion of these options would be anti-dilutive.

The Company completed the sale of 5,250,000 shares of common stock on July
6, 2000 pursuant to a public offering and completed the sale of an additional 400,000 shares pursuant to the underwriter's exercise of a portion of the over-allotment option on July 17, 2000.

4.    RESTRICTED INVESTMENTS

Restricted investments consist of funds held in two escrow accounts denominated in Australian dollars and carried at fair value. These restricted funds are held in the Company's name in a custodian account with a major Australian financial institution and are restricted as to withdrawal (see Notes 6, 7 and 9).

5.    NOTES RECEIVABLE

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

6.     FOREIGN CURRENCY TRANSACTIONS

All of the Company's subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred.

7.     LONG-TERM DEBT

In August 2000, a wholly-owned subsidiary of the Company entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth will make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow will be returned to the Commonwealth.

During the third quarter, AUD$12 million (approximately U.S. $6.9 million) of the funds became available under the first advance by the Commonwealth of
Australia under the loan agreement and were placed in the escrow.   The funds
are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date at the end of the third quarter. The long-term debt amount reflects cash loan proceeds received in escrow (AUD$12 million which is approximately U.S.$6.9 million) discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received and the discounted long-term debt amount of $696,000 has been recorded as a reduction in the costs of the related property, plant and equipment. The long term debt amount reflected for these proceeds will increase over time as the remaining term of the loan declines.

8.     MINORITY INTERESTS

Subsequent to the third quarter, the Company entered into a letter of intent with Ivanhoe Energy, Inc., ("Ivanhoe") providing for Ivanhoe to participate in the Company's Sweetwater project. Ivanhoe is a Canadian oil and natural gas exploration and development company. Ivanhoe has funded $2 million for pre-construction engineering and other project development costs and, upon execution of definitive agreements will acquire a 13% equity position in the project for an additional $19 million. Ivanhoe would have the right to receive cash flow from distributions in excess of 13% if the Sweetwater project does not meet specified performance targets Consummation of the transaction contemplated by the Ivanhoe letter of intent requires the satisfaction of a number of conditions, some of which are not within the Company's control, including Ivanhoe management approvals, satisfactory completion of due diligence by Ivanhoe, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.

Prior to the third quarter, the Company entered into a non-binding letter of intent with a subsidiary of Enron Corp. with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater project. Under the letter of intent, upon execution of definitive agreements Enron would receive a $1 million credit toward its investment in the Sweetwater plant as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Enron would have the right to receive cash flow distributions in excess of 13% if the Sweetwater project does not meet specified performance targets.

Upon Enron's funding of its net capital contribution, it would become entitled to convert its interest in the Sweetwater project into a maximum of 1,500,000 shares of the Company's common stock during a period beginning one year after the date on which the project completes successful performance testing and ending on the tenth anniversary of execution of definitive agreements relating to the transaction contemplated in the letter of intent. In addition, upon Enron's funding of its net capital contribution, it would receive a warrant to acquire no more than 1,500,000 additional shares of the Company's common stock at an exercise price equal to $21.00 per share.

Consummation of the transaction contemplated by the Enron letter of intent requires the satisfaction of a number of conditions, some of which are not within the Company's control, including Enron management approvals, satisfactory completion of due diligence by Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.

The Company also received $2 million from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater project. These funds were received pursuant to a letter of intent with Methanex that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the Sweetwater project, subject to the execution of definitive agreements and the satisfaction of certain conditions. During the second quarter, Methanex informed the Company that it was terminating further participation in the Sweetwater plant. The $2 million contribution was recorded as a reduction in engineering costs for the Sweetwater plant during the second quarter of 2000.

9.  LICENSING ACTIVITY

In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia. This license provides the Commonwealth the right to utilize Syntroleum's proprietary gas-to-liquids technology to convert natural gas to synthetic liquid hydrocarbons, which can be refined into ultra clean fuels. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUS $30 million (approximately US $19 million), half of which is being held in escrow and will be distributed to the company upon satisfaction of certain conditions relating to the construction of the Sweetwater project. Should the conditions not be fully satisfied by August 2004, any license proceeds remaining in escrow will be returned to the Commonwealth.

In October 2000, the Company modified its existing volume license agreement with Ivanhoe to a master license agreement. The license agreement, as amended, no longer contains limitations on the volume of synthetic hydrocarbons which may be produced by Ivanhoe under the agreement and enables Ivanhoe to pursue an unlimited number of gas-to-liquids projects around the world.

Prior to the third quarter, the Company recognized $2 million in license revenue reflecting funds previously received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the expiration of the
option.   The option lapsed in April 2000, resulting in the recognition of the related revenue.

10.  PUBLIC OFFERING

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

The Company intends to use a substantial portion of the net proceeds from the offering to fund a portion of the Sweetwater project construction costs. The Company intends to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

11.     TAX PAYMENTS

During the third quarter, the Company made Australian withholding tax payments in the amount of $2,468,000 for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth's payment of the initial license fee under the license agreement and the Commonwealth's first advance under the loan agreement. Under the Australian tax treaty with the U.S., the payor is required to withhold 10% on Australian sourced revenue and to remit it to the Australian tax authorities.

12.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133, as amended by SFAS No. 137, and further amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company does not purchase futures contracts nor does it hold derivative investments. The Company anticipates adopting SFAS 133 beginning January 1, 2001, and has begun the process of evaluating its contracts for embedded derivatives. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements.

13.  FOOTNOTES INCORPORATED BY REFERENCE

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

Real Estate Sales Revenues. As of September 30, 2000, our real estate inventory consisted of undeveloped land in Houston, Texas (286 acres of undeveloped land and 122 lots comprising the "Houston Project"), and in Corinth, Texas (nine
acres).   This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at September 30, 2000 of approximately $3.4 million. All of our real estate inventory is held for sale except the Houston Project, which is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

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

RESULTS OF OPERATIONS

     OVERVIEW

During the first nine months of 2000, we continued our efforts to commercialize our GTL technology on several fronts. We completed our joint participation with ARCO in a 70 barrel per day demonstration GTL plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and operated successfully until it was shut down at the completion of testing shortly after June 30, 2000. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations exceeded our expectations and successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. The data and experience generated from our participation in plant operations will be useful in our efforts to apply these reactor designs on a commercial basis both for fuels and specialty
product plants.   We are currently conducting engineering studies with others for commercial-scale plants using these reactor designs.

We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater project. These activities included operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors will allow us to complete a battery of confirmation tests and continue detailed engineering of our proposed Sweetwater plant during the year 2000. To date our pilot plant operations have met or exceeded our Sweetwater project design targets. We also began construction of a product upgrading pilot plant to be located at our technology center. This plant is expected to be completed during the first quarter of next year.

We also continued our efforts to advance numerous other aspects of the Sweetwater project, including completion of our license and loan agreements with the Commonwealth of Australia and execution of a letter of intent with Ivanhoe Energy to participate as an equity partner in the Sweetwater project. Each of these transactions is discussed in more detail below under "Liquidity and Capital Resources - Initial Specialty Product GTL Plant."

In September 2000, we were selected by the U.S. Department of Energy to participate in one of eight teams of companies that have been identified as potential participants in the DOE's program to help pioneer a new generation of ultra-clean transportation fuels and tailpipe emission controls. Our team will use our GTL technology to demonstrate the effective production, testing, adaptation and use of ultra-clean synthetic fuels that can be delivered by existing fuel insfrastructrues. The final participants have not yet been selected by the DOE, and we can give no assurance that our team will be selected for a DOE grant for this project. In addition, the terms and conditions of our participation have not yet been finalized.

Subsequent to the third quarter, we modified our existing volume license agreement with Ivanhoe to a full master license agreement. The license agreement, as amended, no longer contains limitations on the volume of synthetic hydrocarbons which may be produced by Ivanhoe under the agreement and enables Ivanhoe to pursue an unlimited number of gas-to-liquids projects around the world.

During April of 2000 the Company recognized $2 million in license revenue reflecting funds previously received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the expiration of the option. The option lapsed in April 2000, resulting in the recognition of the related revenue.

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

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $428,000 in the third quarter of 2000, down $364,000 from the third quarter of 1999 when they were $792,000. The decrease was primarily due to reduced funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. Construction of this pilot plant was completed in 1999 and we continued to receive funding for the operation of this pilot plant through June 2000. Testing was completed and the plant was shut down in early July 2000.

Real Estate Sales Revenue. Revenues from the sale of real estate were $319,000 in the third quarter of 2000, down $271,000 from the third quarter of 1999 when they were $590,000. The decrease was due to the sale of 15 lots from our Houston Project during the third quarter of 2000 compared to the sale of 32 lots in the Houston Project during the third quarter of 1999. Real estate sales revenues should continue to decrease as the remaining real estate inventory is sold.

Other Revenue. Other revenues were $1,000 in the third quarter of 2000, down $165,000 from the third quarter of 1999 when they were $166,000. The decrease resulted from the absence of parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $159,000 in the third quarter of 2000 down $186,000 from $345,000 in the third quarter of 1999. The decrease resulted from the sale of 15 lots from our Houston Project in the third quarter of 2000 compared to the
sale of 32 lots in the third quarter of 1999.   Real estate operating expense
was $11,000 during the third quarter of 2000, down $181,000 from $192,000 in the third quarter of 1999. This decrease was due to the sale of the Reno parking garage in February 2000.

Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $5,114,000 in the third quarter of 2000, up $1,915,000 from the third quarter of 1999 when these expenses were $3,199,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

General and Administrative Expense. General and administrative expenses were $2,585,000 in the third quarter of 2000, down $91,000 from the third quarter of 1999 when these expenses were $2,676,000. The decrease is attributable primarily to lower spending on outside consultants offset by increased staffing levels.

Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $2,533,000 in the third quarter of 2000, up $2,146,000 from the third quarter of 1999 when this income was $387,000. The increase was primarily attributable to increased interest income from higher cash balances and foreign currency exchange gains.

Provision for Income Taxes. Income tax expense was $2,268,000 in the third quarter of 2000 up from zero in the third quarter of 1999. This tax expense was an Australian withholding tax on payments made to the Company by the Commonwealth of Australia under both our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in both the third quarter of 2000 and the third quarter of 1999 and did not recognize an income tax benefit for such loss.

Net Income. In the third quarter of 2000, we experienced a loss of $7,056,000. The loss was $2,579,000 higher than in the third quarter of 1999 when we experienced a loss of $4,477,000. The increase in the loss is a result of the factors described above.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $970,000 in the first nine months of 2000, down $972,000 from the first nine months of 1999 when they were $1,942,000. The decrease was primarily due to reduced funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. Construction of this pilot plant was completed in 1999 and we continued to receive funding for the operation of this pilot plant through June 2000. Testing was completed and the plant was shut down in early July 2000.

Real Estate Sales Revenue. Revenues from the sale of real estate were $4,353,000 in the first nine months of 2000, up $3,243,000 from $1,110,000 in the first nine months of 1999. The increase was due to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 66 lots from our Houston Project during the first nine months of 2000, compared to our sale of the Santa Rosa land in Kansas City and the sale of 32 lots from our Houston project during the first nine months of 1999. Real estate sales revenues should decrease as the remaining real estate inventory is sold.

Licensing Revenue. Revenues from license activities were $2,000,000 in the first nine months of 2000 compared to zero in the first nine months of 1999. This increase was a result of our recognition of $2 million in previously deferred license revenue as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory .

Other Revenue. Other revenues were $76,000 in the first nine months of 2000, down $415,000 from the first nine months of 1999 when they were $491,000. The decrease resulted primarily from the lower parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $3,390,000 the first nine months of 2000, up $2,641,000 from $749,000 in the first nine months of 1999. The increase resulted from the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 66 lots from our Houston Project during the first nine months of 2000 compared to our sale of the Santa Rosa land in Kansas City and the sale of
32 lots from our Houston project during the first nine months of 1999.   Real
estate operating expense was $200,000 during the first nine months of 2000, down $381,000 from $581,000 in the first nine months of 1999. This decrease was the result of decreased costs associated with the parking and retail operation of the Reno garage.

Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $12,383,000 in the first nine months of 2000, up $4,647,000 from the first nine months of 1999 when these expenses were $7,736,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

General and Administrative Expense. General and administrative expenses were $9,049,000 in the first nine months of 2000, up $1,694,000 from the first nine months of 1999 when these expenses were $7,355,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants.

Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $3,550,000 in the first nine months of 2000, up $2,012,000 from the first nine months of 1999 when this income was $1,538,000. The increase was primarily attributable to higher interest income from increased cash balances and foreign currency exchange gains during the first nine months of 2000 compared to the first nine months of 1999.

Provision for Income Taxes. . Income tax expense was $2,268,000 in the first nine months of 2000 up from zero in the first nine months of 1999. This tax expense was an Australian withholding tax on payments made to the Company by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in the first six months of both 2000 and 1999 and did not recognize an income tax benefit for such loss.

Net Income. In the first nine months of 2000, we experienced a loss of $16,541,000. The loss was $5,201,000 higher than in the first nine months of 1999 when we experienced a loss of $11,340,000. The increase in the loss is a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

General

As of September 30, 2000, we had $101,144,000 in cash and short-term investments and $9,346,000 in current liabilities. We currently have long-term debt of $696,000 which matures in 2025. The long-term debt amount reflects cash loan proceeds received in escrow (AUD$12 million which is approximately U.S.$6.9 million) discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received and the discounted long-term debt amount of $696,000 has been recorded as a reduction in the costs of the related Sweetwater project. The long term debt amount reflected for these proceeds will increase over time as the remaining term of the loan declines. Prior to our merger with SLH, our primary sources of liquidity were equity capital contributions and prepaid license fees and our principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At September 30, 2000, we had $2,952,000 in accounts and notes receivable outstanding . We currently have short-term investments of approximately $3.4 million, which secure 49.9 percent of a letter of credit for the Powder Basin
Partnership in which we are an 49.9 percent investor.   We also have $13,221,000
in restricted investments that are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth.

Cash flows provided by (used in) operations were $8,915,000 in the first nine months of 2000 compared to ($12,163,000) during the first nine months of 1999. This increase in cash flows was primarily the result of the receipt of $20,520,000 in deferred revenue offset by the recognition of $2,000,000 of previously deferred revenue. Cash flows provided by operations also increased because of the completion of site development for the beginning phases of the Houston Project, the sale of 65 lots from the Houston Project and the sale of the Reno garage. Cash flows used in investment activities were $27,769,000 in the first nine months of 2000 compared to $1,541,000 in the first nine months of 1999. The increase resulted primarily from the increased capitalized costs for our Sweetwater project and the increase of restricted funds associated with the Commonwealth of Australia license and loan agreements.

Cash flows provided by financing activities were $95,215,000 in the first nine months of 2000 compared to $5,997,000 in the first nine months of 1999. The increase was primarily due to the completion of the sale of 5,650,000 shares of common stock pursuant to a public offering in which we received net proceeds of approximately $92,000,000 after the underwriting discount and offering expenses and the receipt of $696,000 in long-term debt under the Commonwealth of Australia loan agreement. We intend to use a substantial portion of these net proceeds to fund our portion of the equity financing for our Sweetwater project. We intend to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development and construction of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

The construction of our GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will
also involve significant expenditures.   We have an effective registration
statement for the proposed offering from time to time of shares of our common stock for an aggregate initial offering price of $21,125,000. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development and other activities may be curtailed. Additionally, we estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million, although the actual amount could be materially different than this estimated amount.

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

Initial Specialty Product GTL Plant

We are developing a 10,000 barrel per day specialty product plant, which we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The project is expected to use a fixed tube reactor design because this design produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs. The plant is also expected to include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture. In February 2000, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia.

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

During the third quarter we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD$30 million (approximately U.S.$19 million) deposit, of which AUD$15 million (approximately U.S. $9 million is held in escrow pending satisfaction of certain conditions relating to the construction of the Sweetwater project. AUD$20 million (approximately U.S.$12 million) of the license fee may be credited against future site license fees. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD$40 million (approximately U.S.$25 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth.

Subsequent to the third quarter, we entered into a letter of intent with Ivanhoe Energy Inc. providing for Ivanhoe to participate as a partner in the Sweetwater project. Upon execution of the letter of intent, Ivanhoe funded $2 million for front-end engineering and other project development costs and will acquire a 13% equity position in the project for an additional $19 million. Consummation of the transaction contemplated by the letter of intent requires the satisfaction of a number of conditions, some of which are not within our control, including Ivanhoe management approvals, satisfactory completion of due diligence by Ivanhoe, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.

In January 2000, we received $2 million dollars from Methanex Corporation towards the cost of the Sweetwater project engineering work being performed by Tessag pursuant to a letter of intent with Methanex that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the project, subject to the execution of definitive agreements and the satisfaction of certain conditions. In May 2000, Methanex informed us that it was terminating its participation in the Sweetwater project.

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

Upon Enron's funding of its net capital contribution, it would become entitled to convert its interest in the Sweetwater project into a maximum of 1,500,000 shares of our common stock during a period beginning one year after the date on which the project completes successful performance testing and ending on the tenth anniversary of execution of definitive agreements relating to the transaction contemplated in the letter of intent. In addition, upon Enron's funding of its net capital contribution, it would receive a warrant to acquire no more than 1,500,000 additional shares of our common stock at an exercise price equal to $21.00 per share.

Consummation of the transaction contemplated by the letter of intent requires the satisfaction of a number of conditions, some of which are not within our control, including Enron management approvals, satisfactory completion of certain due diligence by Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letter of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letter of intent.

In addition to the $2 million contributed by Ivanhoe, the $1 million contributed by Enron and the $2 million contributed by Methanex, through September 30, 2000 we had made a substantial financial contribution toward the development of the Sweetwater project and we expect to continue to make additional financial contributions in the future.

The capital costs of the Sweetwater project are currently expected to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as the equity financing discussed above, together with our own equity contribution. We are currently seeking to finalize the equity investment transactions discussed above and we are exploring sources of debt capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained.

CURRENCY RISK

We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our proposed funding plan with the Commonwealth of Australia will be in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of the Company's subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.
Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred.



NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, and further amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The company does not purchase futures contracts nor do we hold derivative investments. The company anticipates adopting SFAS 133 beginning January 1, 2001, and has begun the process of evaluating its contracts for embedded derivatives. The company has not yet quantified the impact of adopting SFAS 133 on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had $101,144,000 in cash equivalents and short-term investments in the form of money market instruments and U.S. Treasury securities as of September 30, 2000. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity, which minimizes interest rate risk. The average interest rate on these investments at September 30, 2000 was approximately 6%. The company also holds restricted funds in the form of Australian escrow accounts. These funds earn approximately 5.6% and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to foreign currency exchange between the U.S. and Australian Dollar.

We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our proposed funding plan with the Commonwealth of Australia will be in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency and, accordingly, financial statement assets and liabilities may
be translated at prevailing exchange rates.   Currently, the functional currency
of all our subsidiaries is U.S. currency and the only foreign currency risk results in transaction gains and losses that will flow through the income statement. Foreign exchange risk currently relates to two escrow accounts held in Australian dollars in the amount of U.S.$13,221,000 at the end of the reporting period, and to long-term debt held in Australian dollars in the amount of U.S.$696,000 at the end of the reporting period. This long term debt matures in 2025 and has been discounted using an imputed interest rate of 9%. The Company also has deferred revenue that is denominated in Australian currency. This deferred revenue was U.S.$16,245,000 at the end of the reporting period. These restricted funds, long-term debt, discount and deferred revenue will be converted to U.S. dollars for financial reporting at the end of every reporting period. To the extent that there are gains or losses these will be shown in our income statement.

We do not purchase futures contracts nor do we purchase or hold any derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Our Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the "Registration Statement"), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000 was declared effective by the Securities and Exchange Commission on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commended on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters' over-allotment option.

The net proceeds to us from the offering were approximately $92 million.
To date, we have used approximate $6 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 annual meeting of the stockholders of the Company was held on September 14, 2000. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.



                                   Votes       Votes Cast     Votes                     Broker
       Matter                     Cast For       Against    Withheld   Abstentions    Non-votes
-----------------------------------------------------------------------------------------------

Election of Directors:
   Mark A. Agee                  29,931,580           -        26,484         -            -
   Frank M. Bumstead             29,932,372           -        35,692         -            -
   Robert B. Rosene, Jr.         29,821,802           -       146,266         -            -

Ratification of the Appointment
of Arthur Andersen LLP as
 independent public accountants
for the 2000 fiscal year        29,931,469          15,159        -        21,436



ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K. Not applicable.

     Exhibits. The following exhibits are filed as part of this quarterly report:

10.1 Amendment No. 1 to Volume License Agreement dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc.
27          Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNTROLEUM CORPORATION, a Delaware
                              corporation (Registrant)


Date: November 10, 2000           By:     /s/ Mark A. Agee
                                          ----------------
                                              Mark A. Agee
                     President and Chief Operating Officer


Date:  November 10, 2000   By:     /s/ Randall M. Thompson
                                   -----------------------
                                       Randall M. Thompson
     Chief Financial Officer (Principal Financial Officer)

                        INDEX TO EXHIBITS
EXHIBIT
   NO.                 DESCRIPTION OF EXHIBIT
--------               ----------------------


10.2 Amendment No. 1 to Volume License Agreement dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc.

27       Financial Data Schedule.