Form 10-K
period 2000-12-31
SYNTROLEUM CORP
filed 2001-03-22
CIK 1029023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

 (Mark  One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

At March 1, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $277 million based on the closing price of such stock on such date of $12.438 per share (assuming solely for this purpose that all of the registrant's directors, executive officers and 10% stockholders are its affiliates).

At March 1, 2001, the number of outstanding shares of the registrant's common stock was 33,154,001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2000 for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.


                                        TABLE OF CONTENTS
                                              Part I


Item 1. Business                                                                               3
Item 2  Properties                                                                             30
Item 3  Legal Proceedings                                                                      30
Item 4. Submission of Matters to a Vote of Security Holders                                    30
Executive Officers of the Registrant                                                           30

                                             Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                  32
Item 6. Selected Financial Data                                                                33
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  34
Item 7A.Quantitative and Qualitative Disclosures about Market Risk                             42
Item 8. Financial Statements and Supplementary Data                                            43
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   43

                                            Part III

Item 10.Directors and Executive Officers of the Registrant                                     43
Item 11.Executive Compensation                                                                 43
Item 12.Security Ownership of Certain Beneficial Owners and Management                         43
Item 13.Certain Relationships and Related Party Transactions                                   43

                                           Part IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       44



                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, including the Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of gas-to-liquids plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, the schedule for construction of commercial-scale gas-to-liquids plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale gas-to-liquids plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading developer, owner and licensor of a proprietary catalytic process for converting natural gas to synthetic liquid hydrocarbons, generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined specialty products and fuels. We believe that the costs to produce many products from natural gas using the Syntroleum Process, including diesel fuel, gasoline and lubricants, can be competitive with the costs to produce comparable quality products from crude oil using conventional refining processes. The key advantages of our technology over traditional GTL technologies are the use of air in the conversion process (in contrast to the requirement for pure oxygen in alternative technologies) and the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce the capital and operating costs of GTL plants based on the Syntroleum Process, while also permitting smaller unit sizes, including mobile plants that could be placed on skids, barges and ocean-going vessels. Based on our demonstrated research, we believe that the Syntroleum Process can be economically applied in GTL plants with throughput levels from as low as 2,000 to over 100,000 barrels per day. The advantages of our technology combined with the large worldwide resource base of stranded natural gas provide what we believe is a significant market opportunity for the use of the Syntroleum Process by our company and our licensees to develop cost-effective GTL plants.

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

     BROADLY LICENSE THE SYNTROLEUM PROCESS. We intend to continue offering licenses to use the Syntroleum Process for the production of synthetic crude oil and liquid fuels. To date, we have entered into license agreements with the following companies or their affiliates: ARCO (a subsidiary of BP), the Commonwealth of Australia, Enron Corp., Ivanhoe Energy Inc., Kerr-McGee Corporation, Marathon Oil Company, Repsol-YPF, S.A. and Texaco Inc. (which has announced a proposed merger with Chevron). We believe that widespread licensing, combined with research and development activities to further improve the Syntroleum Process, will provide an advantage over competing technologies, strengthen our relationships with our existing licensees and attract new licensees.

     DEVELOP AND OWN GTL PLANTS. We intend to own significant equity interests in joint ventures with our licensees and other energy industry and financial partners to develop and own GTL plants for the production of specialty products and fuels. For example, we are currently developing the 10,000 barrel per day Sweetwater plant to be constructed in Western Australia, in which we will own a significant equity interest. We retain the exclusive right to manufacture specialty products under our license agreements. We believe that our proprietary reactor designs and catalysts, combined with our improvements to existing refining methods, will enable us to produce relatively high margin, high quality specialty products on a more economic basis than conventional refining techniques.

     FURTHER EXPAND AND DEVELOP PRODUCT MARKETS. We intend to continue to develop new markets for Syntroleum synthetic fuels and specialty products in order to promote the construction of plants by our licensees and to establish markets for the products of GTL plants developed and owned by us. We believe that our technology can cost-effectively provide environmentally superior ultra-clean fuels for use in diesel, gasoline and jet engines. We are in the process of applying for certification that Syntroleum diesel fuels qualify as alternative fuels under the Energy Policy Act. We also believe that the availability of our fuels will enhance the successful development of fuel cells and other clean combustion technologies.

     FURTHER REDUCE COSTS THROUGH NETWORKED RESEARCH AND DEVELOPMENT ACTIVITIES. We intend to continue research and development activities with a focus on improving the efficiency of the Syntroleum Process, further reducing the capital and operating costs of GTL plants based on the Syntroleum Process, and better understanding the unique qualities of and markets for the synthetic products produced by the Syntroleum process. We conduct research and development activities using our own resources and through our network of joint development arrangements with licensees and other industry partners. We believe that this network will provide us and our licensees with an important competitive advantage and enhance our ability to attract additional licensees and joint development partners. We generally obtain title or exclusive rights to inventions or improvements that result from our joint development activities with others. We regularly review technological advances of others in related fields and actively seek to acquire rights to technologies that may enhance the Syntroleum Process.

     To date, we have joint development, testing, marketing or strategic relationships with the following companies:




-  AMEC Process and Energy Ltd.                 -  General Motors Corporation
-  ARCO (a subsidiary of BP)                    -  IdaTech (formerly Northwest Power Systems)
-  Argonne National Laboratories                -  Ivanhoe Energy
-  Bateman Engineering Inc.                     -  The Lubrizol Corporation
-  Catalytica Combustion Systems, Inc           -  Lyondell Petrochemical Company
-  Criterion Catalyst Company L.P.              -  Marathon
-  DaimlerChrysler AG                           -  Tessag Industrie-Anlagen GmbH
-  FuelCell Energy                              -  Texaco
-  GE Power Systems                             -  Volkswagen of America


     COMPLETE DISPOSAL OF OUR REAL ESTATE INVENTORY. We intend to complete the disposition of our real estate inventory in a manner that maximizes the sale value. Our real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining inventory of a real estate development business that was conducted by SLH's former parent corporation. We have used the proceeds from the sale of our real estate inventory to fund our operations.

THE SYNTROLEUM ADVANTAGE

     We expect that products of the Syntroleum Process will become a competitive source of supply for the anticipated demand for ultra-clean synthetic transportation fuels and specialty products, based on our belief that these products can be:

- produced at costs that can be competitive with costs to produce many comparable quality products from crude oil using conventional refining processes, including diesel fuel, gasoline and lubricants, assuming crude oil prices of at least $15 per barrel and natural gas prices lower than $1 per million British thermal units (price levels that are available for the purchase of stranded natural gas in many parts of the world),

- produced substantially free of contaminants normally found in fuels and specialty products made from crude oil,

- used as blending stock to upgrade conventional fuels and specialty products made from crude oil,

- used unblended in traditional combustion engines to significantly reduce emissions,

- used in advanced combustion and fuel-cell engines that require sulfur and aromatic-free fuels, and

- transported using the existing infrastructure for crude oil and refined products.

     The total cost to produce a barrel of fuel includes the amortized plant or refinery capital costs, the operating costs and feedstock costs (cost of natural gas in the case of the Syntroleum Process and cost of crude oil in the case of conventional refineries). Based on our current technology, we expect the combined capital and operating costs per installed barrel of capacity to be higher for a GTL plant based on the Syntroleum Process when compared to a conventional refinery. However, we believe lower prices for natural gas relative to crude oil can result in a total cost per equivalent barrel of product from a GTL plant based on the Syntroleum Process that is substantially less than the equivalent total cost for conventional refineries. Specifically, we believe the price of stranded natural gas can be generally in the range of approximately $.25 to $1.25 per thousand cubic feet (approximately $2.50 to $12.50 per equivalent barrel of synthetic crude) in many markets, as compared to crude oil prices that have recently been in the range of $18.00 to $30.00 per equivalent barrel.

     In addition, we believe conventional refineries will face additional capital and operating costs to meet the recently adopted EPA requirement to reduce the sulfur content level of diesel fuel to 15 parts per million by 2006. According to American Petroleum Institute estimates, a requirement to reduce this sulfur content to 15 parts per million would add approximately $4.20 per barrel of additional costs for conventional refining. In contrast, the Syntroleum Process produces diesel fuel that already meets the expected low sulfur requirement, providing an incremental relative cost advantage compared to conventional refineries.

     We anticipate that the Syntroleum Process will be an attractive solution for companies with natural gas reserves that are not economic to produce using traditional technology based on our belief that the Syntroleum Process can be low cost, used in large or small formats, adaptable and portable.

     Low Cost. Historically, the most significant obstacle to widespread commercial use of GTL technology has been capital cost. Because the Syntroleum Process is less complex than traditional GTL technologies, we believe that GTL plants based on the Syntroleum Process will have lower capital and operating costs than comparable-sized GTL plants based on traditional technology.

     Small Formats. Given the large number of fields with small reserve accumulations containing unmarketable natural gas, GTL plants that are economic only at high levels of throughput have limited application. We believe that GTL plants based on the Syntroleum Process can be cost- effective at throughput levels as low as 2,000 barrels per day. Consequently, the Syntroleum Process could potentially be used at over 59% of the total gas fields, representing over 95% of the total reserves held in identified natural gas fields worldwide.

     Adaptable. We also believe that GTL plants based on the Syntroleum Process can be adapted to use lower quality feedstock and can be located in isolated and remote locations. While many impurities must be removed from natural gas feedstock prior to processing using traditional GTL technology, some impurities like nitrogen and carbon dioxide will not need to be completely removed from natural gas feedstock for GTL plants based on the Syntroleum Process. Due to their relatively small size and the use of air instead of pure oxygen, we believe GTL plants based on the Syntroleum Process can be placed on skids, barges and ocean-going vessels. We believe this reduces capital costs for land-based plants by allowing for offsite fabrication and use of GTL plants at a variety of locations, including isolated and offshore areas where we believe a majority of natural gas fields are located. Moreover, because the Syntroleum Process is a net energy generator, we believe that these plants can be located in remote areas without the need for any additional power supply.

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

MARKET POTENTIAL

     We believe that significant market potential exists for the Syntroleum Process and its products due to the large existing demand for refined fuels and specialty products, including lubricants and chemical feedstocks, the anticipated demand for ultra-clean synthetic fuels and fuels for fuel cells, and the large supply of stranded natural gas worldwide.

Demand for Products

     We expect demand for products created through the Syntroleum Process to be driven by the following.

     Refined Fuels. The existing market for transportation fuels is large, comprising 64% of the approximately 64.4 million barrels per day of refined petroleum products produced worldwide in 1998, as derived from information in the BP Statistical Review of World Energy, 1999. Moreover, according to the Energy Information Administration, estimates show that diesel fuel demand is growing at a faster rate than the total demand for refined products due to the superior fuel efficiency of a diesel engine. We believe that a significant portion of the growing demand for transportation fuels can be satisfied through the conversion of natural gas into ultra-clean Syntroleum fuels. We also believe that even if substantial volumes of Syntroleum fuels were to flow into these markets, these additional volumes would not cause a significant price degradation based on the large size of the market. Worldwide consumption of refined petroleum products is estimated as follows:

               WORLDWIDE CONSUMPTION OF REFINED PETROLEUM PRODUCTS



  PRODUCT                    1988          1993           1998
  -------                    ----          ----           ----
                       VOLUME     %    VOLUME    %   VOLUME     %
                       ------  -----   ------  ----- ------   -----
                               (MILLIONS OF BARRELS PER DAY)

Gasolines (1)           14.88  28.26%  16.32  28.43%  18.53  28.80%
Middle Distillates (2)  17.95  34.07   20.26  35.28   23.53  36.57
Others (3)              19.84  37.67   20.84  36.29   22.29  34.63
                        -----  ------  -----  ------  -----  ------
Total                   52.67  100.0%  57.42  100.0%  64.35  100.0%
                        =====  ======  =====  ======  =====  ======

---------------------
(1)      Consists of aviation and motor gasoline and light distillate feedstock.
(2)      Consists of jet and heating kerosenes, gas oils and diesel oils.
(3)      Consists of fuel oil, refinery gas, propane, solvents, petroleum coke,
         lubricants, bitumen, wax and refinery     fuel and loss.
Source: Derived from information in the BP Statistical Review of World Energy, 1999.


     Traditionally, United States consumers have relied on the less efficient but more popular gasoline engines for automobiles. However, as economic and environmental pressures come into play, the United States is expected to see major growth in the replacement of gasoline engines with the more efficient diesel engines.

     Existing crude oil refineries are expected to require additional capital investment due to the increasingly stringent specifications regarding sulfur and aromatics content in fuels. These investments are expected to be uneconomic for many smaller, less sophisticated refineries. As a result, we believe that Syntroleum fuels can be a source of the fuel necessary to displace the fuel supplied by these refineries.

     Specialty Products, including Lubricants and Chemical Feedstock. The synthetic crude oil produced by the Syntroleum Process can be further refined into specialty products using conventional refining processes that can be simplified to take advantage of the ultra-clean nature of the synthetic feedstock. We retain the exclusive right to manufacture these products using the Syntroleum Process under our license agreements and intend to develop and own significant equity interests in GTL plants designed to produce these specialty products. We believe that Syntroleum specialty products have environmental and performance characteristics that are superior to comparable conventional crude oil products. For example, we expect our synthetic lube-base oil will meet or exceed new high performance and emissions standards established by the United States federal government and the automobile industry for lubricants in new vehicles beginning in 2003. Our targeted specialty product markets include the following.

- Lube-Base Oils. We have developed with others a proprietary process and catalyst system for use in the production of high quality synthetic lube oils. These products have a variety of industrial applications, including use as transformer oil, passenger car motor oil, heavy-duty lubricants and synthetic basestock. Worldwide demand for all lubricants is approximately 800,000 barrels per day. Historically, lube oil prices have varied from approximately $40 per barrel for the lowest quality grades to over $200 per barrel for the highest quality synthetic grades.

Beginning in 2003, lubricants initially supplied with new vehicles in the United States will be required to possess very high performance and emissions characteristics, such as those produced by the Syntroleum Process. The National Petroleum Refining Association has estimated that 60% of the current volume of lubricants produced will not meet these specifications. We believe that this requirement will cause a substantial increase in demand for high quality lubricants.

- Process Oils. Process oils are used in a number of industries involved in the production of chemicals, textiles, rubber and plastics. These products have a wide variety of applications, from mold release agents to ingredients in personal care products. Process oils can also be used in electrical transformers as a cooling and insulation agent. According to a study prepared for us in 1999, prices for these products have historically ranged from $35 per barrel to over $200 per barrel.

- Waxes. Waxes are longer linear chain hydrocarbon molecules that are solid at room temperature and have a variety of applications, including adhesives, coatings and other products. United States demand for waxes is approximately 21,000 barrels per day. These markets have primarily been supplied with petroleum-derived waxes. Historically, prices have varied between $30 per barrel for the lowest quality wax to over $150 per barrel for high melting point synthetic wax.

- Normal Paraffins. Normal paraffins are saturated linear hydrocarbons with molecular ranges between ten and 15 carbon atoms. These products must be 98% pure, have low odor levels and be of water clear quality. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, aluminum rolling oils and other products. Prices for normal paraffins historically have averaged between $60 and $85 per barrel.

- Drilling Fluids. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit and to enhance safety during drilling operations by maintaining well pressure. Drilling fluids mixed with well cuttings can accumulate under offshore platforms. Crude oil-based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations, where prices have generally ranged between $250 and $300 per barrel. With Amoco Production Company, we have developed a synthetic drilling fluid product that we expect will meet or exceed all current applicable environmental requirements for use in the drilling of oil and gas wells.

     Ultra-Clean Synthetic Fuels. The market demand for ultra-clean fuels is increasing according to a 1998 estimate by the Energy Information Administration of alternatively fueled vehicles in use in the United States. This increase has been driven by more stringent environmental and emission standards in most of the world's industrialized countries and the need for vehicle manufacturers to respond to the challenge of producing fuel-efficient engines that meet these standards. The burden of producing cleaner fuels from conventional crude oil is expected to substantially increase refining costs. We believe that these factors will promote the creation of markets for premium ultra-clean synthetic fuels produced by the Syntroleum Process.

     Key domestic and international environmental regulations and initiatives driving the demand for ultra-clean fuels include the following.

- Clean Air Act. The Clean Air Act of 1970 set national goals for clean and healthy air. It established specific responsibilities for government and private industry to reduce emissions from vehicles, factories and other pollution sources. In 1990, the Clean Air Act was amended and updated to include further provisions regulating ground-level ozone (urban smog), carbon monoxide and emissions from motor vehicles. Certain tailpipe (exhaust) standards were set for all motor vehicles to be phased in by 1996 with provisions that would allow the EPA to set even lower standards in 1999 if warranted. In December 1999, the EPA made such a determination and has announced lower Tier 2 restrictions on light-duty vehicle emissions. In order to reach these emission levels, the EPA has mandated that Tier 2 sulfur levels in gasoline fuels be lowered from the current level of 500 parts per million to 30 parts per million beginning in 2004. Additionally, the EPA has adopted a Tier 2 reduction in the sulfur content of highway diesel fuel from the current level of 500 parts per million to 15 parts per million beginning in 2006. The burden placed on the petroleum refining and automobile industries to meet these new gasoline and diesel sulfur levels is significant. In the last eight years, the sulfur content of crude oil refined in the U.S. has increased by 20 percent as a result of shifts in the production mix of the world's crude oil.

In 1998, the EPA implemented centrally fueled fleet and clean fuel fleet requirements pursuant to the Clean Air Act Amendments of 1990. These requirements affect owners and operators of fleets geographically located in metropolitan areas with populations of 250,000 or more and designated by the Environmental Protection Agency as being in serious, severe or extreme noncompliance with ambient ozone standards or with specific carbon monoxide standards. Owners of affected fleets must include in any new vehicle purchases specified percentages of clean fuel vehicles certified to meet federal Clean Air Act emission standards.

- Energy Policy Act. The Energy Policy Act was passed in 1992 in order to reduce the dependence by the United States on foreign oil imports. This act mandates that, by the year 2001, 75% of all affected federal and state government vehicle purchases, and 90% of all affected vehicle purchases by private alternative fuel suppliers, must be alternative fuel vehicles. In addition, the Energy Policy Act provides the Department of Energy with a goal of displacing 10% of transportation fuel with non-petroleum replacement fuels, including alternative fuels, by the year 2000, and 30% by 2010. During the seven-year period from the passage of the Energy Policy Act in 1992 to 1999, the total number of alternative fuel vehicles grew from 251,000 to an estimated 418,000. This represents a compounded annual growth rate of 7.6%. The use of alternative fuels increased from 230,000 gasoline equivalent gallons in 1992 to an estimated 341,000 gasoline equivalent gallons in 1999. This represents a compounded annual growth rate of over 6.2% per year compared to a less than a 2% annual growth rate for gasoline. Yet, with total United States highway gasoline consumption currently over 125 billion gallons per year, alternative fuel use only amounts to approximately 0.2% of the fuel used in the United States transportation sector each year. For the goals set forth by the Energy Policy Act to be successful, we believe an alternative fuel must be found that offers consumers the convenience of using existing fuel distribution systems, while at the same time meeting their expectations for vehicle power and range performance. We believe our Syntroleum fuels could help meet these demands.

- State Regulation. States are also looking for emission reductions. Many ozone nonattainment areas are looking for reductions from mobile sources in order to meet EPA's state implementation plan requirements. The Clean Air Act requires states to develop state implementation plans demonstrating the emission reductions and controls necessary for states to meet ozone attainment deadlines under the Act. In response to this requirement, the California Air Resources Board has announced plans to implement stringent new regulation on transit bus emissions. The regulation, which begins to take effect in 2002, affects approximately 8,500 buses at approximately 75 California transit agencies. Under the new regulation, agencies electing to continue using older diesel buses will be required to implement new emission controls to reduce exhaust emission and to use low-sulfur fuels (containing a maximum of 15 parts per million) or to shift to alternative fuels. The regulation also requires reduced exhaust particulate matter and nitrogen oxides from new diesel engines. These reductions are expected to be achieved only through the use of ultra-clean fuels.

- Corporate Average Fuel Economy. Under the Corporate Average Fuel Economy standards established under the 1975 Energy Policy and Conservation Act, mandatory fleet fuel economy standards were imposed on all manufactures of passenger cars and light trucks sold in the U.S. The continuing popularity of larger family vehicles, including sport utility vehicles and pick-up trucks, has challenged automakers to develop more fuel-efficient engines. According to the U.S. Department of Energy 2000 Fuel Economy Guide, diesel engines in automobiles can produce up to 63% better fuel economy than gasoline engines in automobiles. As a result, automakers are turning to the use of diesel engines in their attempts to supply the demand for these vehicles without violating these Federal fuel-efficiency standards. While they do offer better fuel economy, traditional diesel engines, when fueled by conventional diesel fuels, produce higher emission levels of nitrous oxide and particulate matter. To comply with more stringent environmental standards, automakers have been partnering with oil companies to develop ultra-clean fuels for conventional diesel engines. Further, recommendations for a maximum allowable sulfur content of 10 parts per million and aromatic content of 15% by volume for diesel fuels in markets with the most stringent requirements for emission controls has been proposed by the Alliance of Automobile Manufacturers pursuant to a Worldwide Fuel Charter. In addition, DaimlerChrysler, Ford and General Motors are currently attempting to develop a new generation of diesel and gasoline engines that use synthetic fuel and are more fuel-efficient.

- European Union. The European Union is also seeking sharp reductions in engine emissions. Sulfur content from the current level of 350 parts per million to below 50 parts per million is currently mandated for diesel fuel by 2005, and further changes to other specifications, including reduction of aromatic content, are under evaluation.

     We believe that Syntroleum fuels are positioned to take advantage of the demand for ultra-clean fuels that is anticipated to develop as a result of these environmental and emission standards. Syntroleum fuels are substantially free of contaminants, including sulfur, aromatics and heavy metals, and demonstrate high operating efficiency. As a result, we believe that Syntroleum fuels, either alone or blended with conventional fuels, can be used in existing and new generation diesel and gasoline engines to cost-effectively meet or exceed current and proposed emission standards. We are in the process of applying for certification that Syntroleum diesel fuels qualify as alternative fuels under the Energy Policy Act. By eliminating the need for specially equipped vehicles or refueling stations, Syntroleum ultra-clean fuels can avoid the infrastructure problems that have challenged the widespread use of other alternative fuels to date.

     Fuel cells. A fuel cell is a device that combines hydrogen, derived from a fuel such as natural gas, propane, methanol, gasoline or diesel, and oxygen from the air to produce electric power without combustion. Fuel-cell systems have advantages over conventional power generation systems including low or no pollution, higher fuel efficiency, greater flexibility in installation and operation, quiet operation, low vibration and potentially lower maintenance and capital costs. Fuel cells are being developed to support a variety of markets, including transportation, continuous stationary (residential and commercial power) and intermittent (recreational and emergency power).

     Demand for fuel cells is expected to increase over the next several years. Auto manufacturers and others are currently making significant investments in fuel-cell technology. For example, DaimlerChrysler AG, one of our strategic partners, and Ford Motor Company have invested approximately $750 million in a partnership with Ballard Power Systems Inc., and DaimlerChrysler has indicated that it expects this partnership to produce fuel-cell systems for 40,000 vehicles by 2004 and 100,000 vehicles by 2006. Traditional power generation markets also represent a large opportunity for fuel-cell technology. According to the Department of Energy, the total installed electricity generation capacity in the U.S. in 1998 was estimated at approximately 775,885 megawatts and is expected to double by 2015. In comparison, recent industry estimates prepared by Kline & Company in June of 1998 have projected the demand for fuel cells to be in the range of 2,500 to 6,000 megawatts by 2010. Allied Business Intelligence stated in a 1999 market study that this growth in demand is expected to increase the fuel cell market from $40 million in 1999 to over $10 billion by 2010.

     We believe that Syntroleum fuels have the potential to become ideal fuels for fuel cells and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of sulfur, aromatics and heavy metals from Syntroleum fuels allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of fuel-cell components can be reduced. Because Syntroleum fuels have almost twice the hydrogen content of other fuels, including compressed natural gas and methanol, Syntroleum fuels enable greater utility and wider application of fuel-cell power for vehicles. Although methanol initially emerged as the auto industry's favored fuel-cell fuel, it has encountered setbacks due to its high toxicity and water solubility compared to conventional fuels and the inability to use existing gasoline distribution systems without major modifications. We believe that Syntroleum fuels can be distributed using the existing conventional gasoline distribution infrastructure, have lower toxicity and similar solubility compared to conventional fuels.

Supply of Natural Gas

     Natural Gas Resource Base. Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil and natural gas. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the oil and gas resource base. We have not independently verified this information. Accordingly, we can give no assurance as to the existence or recoverability of the estimates of identified reserves of oil and natural gas set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas into amounts of synthetic crude oil assume that all of the referenced natural gas could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas, the composition of the natural gas and process conditions selected for the plant, and this variance may be material.

     The world's large natural gas reserves provide an extensive resource base from which Syntroleum fuels and specialty products can be produced. According to information derived from the IHS Energy Group, BP Statistical Review of World Energy, 1998, and the Department of Energy, worldwide identified natural gas reserves are estimated to be approximately 5,429 trillion cubic feet.

     The following table presents the 1998 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region.


            IDENTIFIED 1998 WORLDWIDE NATURAL GAS RESERVES, CONSUMPTION AND RESERVE LIFE

     Region                                   Reserves   1998 Consumption    Identified Reserves
    -------                                  ---------   ----------------      to Consumption
                                                                            Ratio (Reserve Life)
                                                                           ----------------------
                                            (trillion      (trillion
                                            cubic feet)     cubic feet)          (years)


Central and South America                        235          3.0                  77.3
Africa and the Middle East                     1,791          7.8                 230.2
Asia                                             402          9.1                  44.0
Europe                                           279         15.1                  18.5
North America                                    291         25.4                  11.5
Russia and other former Soviet Union regions   2,431         18.7                 130.1
Total                                          5,429         79.1                  68.6

---------------------------
Source: Information derived from IHS Energy Group, BP Statistical Review of World Energy, 1998, and the Department of Energy.

     Additionally, identified natural gas reserves have grown at a rapid rate. For example, identified natural gas reserves in 1988 were estimated to be approximately 3,798 trillion cubic feet, according to Oil & Gas Journal Energy Statistics Source Book, 13th Edition. In 1998, these reserves were estimated to be approximately 5,429 trillion cubic feet, according to information derived from the IHS Energy Group, BP Statistical Review of World Energy, 1998, and the Department of Energy. This increase occurred despite the fact that, over the same time frame, demand for natural gas increased 21%. We believe these statistics demonstrate the need for an economic market for this resource.

     Natural Gas Field Size Distribution. The table below lists an estimate of the distribution, by field size, of the world's natural gas fields. Only 179 of these fields are larger than five trillion cubic feet, which is generally considered to be the minimum size necessary to support the development of a full-scale liquid natural gas plant based on a typical 20-year plant life.

         THE WORLD'S NATURAL GAS FIELDS


     Reserves                 Number of Fields
     --------                -----------------
                            (trillion cubic feet)
Between 50 and 500                    16
Between 5 and 50                     163
Between 1 and 5                      641
Between .5 and 1                     668
Between .25 and .5                   940
Between .1 and .25                 1,620
Between .01 and .1                 5,085
Less than .01                      6,243
                                  ------
Total                             15,376
                                  ======

------------------
 Source:     IHS  Energy  Group,  1998.

     Based on field size and portability, we believe GTL plants based on the Syntroleum Process can potentially access over 9,133 of the world's natural gas fields, representing approximately 95% of the total reserves held in these fields. Assuming a typical 30-year plant life, of the 15,376 natural gas fields shown above approximately:

- 16 contain sufficient reserves to support ten or more 50,000 barrels per day plants,

- an additional 163 contain sufficient reserves to support one or more 50,000 barrels per day plants,

- an additional 641 contain sufficient reserves to support one or more 10,000 to 50,000 barrels per day plants,

- an additional 668 contain sufficient reserves to support one or more 5,000 to 10,000 barrels per day plants, and

- an additional 940 contain sufficient reserves to support one or more 2,500 to 5,000 barrels per day plants.

An additional 6,705 of these 15,376 fields contain sufficient reserves to support a portable 2,000 barrels per day plant for a shorter plant life.

     Stranded Natural Gas Reserves. Wood MacKenzie Consultants Limited, an international consulting firm, has estimated in its Energy Services Newsletter that of the world's identified natural gas reserves, approximately one-half, or 2,500 trillion cubic feet, currently have no economic market. If converted using GTL technology, this stranded gas could generally produce approximately 250 billion barrels of synthetic crude oil.

     The term "stranded gas" generally refers to gas which exists in reservoirs that have been discovered, but no economic market can be found for the production, or production would be too prolific for the limited markets available. Natural gas that is stranded is typically managed by either not producing, or "shutting in," the gas, flaring or venting the gas, or reinjecting the gas into the geologic formation from which it is produced.

     The large amount of stranded natural gas throughout the world is caused by a combination of four primary factors:

- Relatively Small Size of Many Fields. Much of the world's stranded natural gas is located in fields of less than five trillion cubic feet, which is generally considered the minimum size necessary to support the development of a full-scale liquid natural gas plant for a typical 20-year plant life. The small size of many of these fields makes the production of natural gas from the fields uneconomical.

- Location of Gas Relative to Markets. Much of the world's stranded natural gas is located in areas where there is no local market and the distance to large natural gas consuming areas is great. This makes transportation costs high and often renders development projects uneconomic. As shown in the "1998 Worldwide Natural Gas Reserves, Consumption and Reserve Life" table above under "Market Potential--Supply--Natural Gas Resource Base", Africa, the Middle East and Russia and other former Soviet Union regions have a large percentage of the identified reserves and low levels of production, combined with long distances from developed gas markets. This situation creates stranded gas, which is manifested in the high reserve-to-production ratios shown.

- Transportation Costs. Even in circumstances where a transportation system is available for natural gas, the cost of transporting natural gas in a gaseous state is generally substantially higher, on an energy equivalent basis, than that of oil. For example, according to published pipeline tariffs, the cost to transport natural gas approximately 1,600 miles via pipeline from Houston to Boston is approximately $1.00 per million British thermal units, equal to $6.00 per barrel of oil equivalent (assuming 6 million British thermal units per barrel), while the cost to transport crude oil from the Middle East to the United States Gulf Coast via tanker, a distance of approximately 6,500 miles, is less than $2.00 per barrel.

Natural gas can also be transported as liquefied natural gas. In an article published in the July 3, 1995 edition of the Oil & Gas Journal, Mobil Oil Corporation estimated that a five million ton per year (approximately 123,000 equivalent barrels per day) liquefied natural gas plant would incur capital costs of between $9 billion and $13 billion (including conversion plant, dedicated liquefied natural gas tankers and regasification facilities). On the other hand, we estimate that a GTL plant producing the same energy output would cost substantially less and would not necessarily require dedicated shipping or unloading facilities.

- Small Alternative Natural Gas Markets. Based on industry publications, we estimate that the worldwide liquefied natural gas market is approximately 1.8 million equivalent barrels per day, which is relatively small compared to the approximately 57 million barrels per day transportation fuels markets. Natural gas can also be converted to ammonia and methanol. Based on industry publications, we currently estimate that the market for ammonia on a barrel of oil equivalent basis is approximately 893,000 barrels per day and the market for methanol on a barrel of oil equivalent basis is approximately 393,000 barrels per day. These markets are small relative to the size of the worldwide natural gas resource base and relative to the approximately 74 million barrels per day market for crude oil and related products.

     We believe that energy companies with stranded natural gas reserves will be able to cost-effectively use our GTL technology to produce Syntroleum fuels and products that can be sold in well-developed global markets. As a result, we believe these companies would be able to generate a return on the exploration and development expenditures associated with their stranded natural gas reserves.

IMPLEMENTATION OF SYNTROLEUM'S BUSINESS STRATEGY

     The following sets forth our progress to date in implementing our business strategy. Although we have made significant progress towards commercializing the Syntroleum Process, we can give no assurance that licensees will construct any plants under their license agreements, that we will be able to obtain financing for specialty product or mobile GTL plants, that design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful or that these plants will be constructed or utilized on a cost-effective basis. See "Risk Factors."

Licensing Arrangements

     We currently market four types of license agreements:

- Master license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide. The licenses generally exclude the right to use the Syntroleum Process in North America as well as in China and India due to intellectual property protection concerns.

- Volume license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process in areas outside of North America, China and India, subject to specified aggregate production capacity limits.


- Regional license agreements generally grant to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region. The designated regions are not expected to include North America, China or India.

- Site license agreements generally grant to the licensee the non- exclusive right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement.

     By entering into a master, volume or regional license agreement, a licensee secures pricing terms for site licenses and obtains the right to use the Syntroleum Process, the right to acquire catalysts from us for which we charge a fixed mark-up over our cost and the right to future improvements in our GTL technology. To date, we have entered into master license agreements with ARCO, Ivanhoe Energy, Marathon and Texaco, and we have entered into volume license agreements with the Commonwealth of Australia, Enron, Kerr-McGee and Repsol-YPF. We intend to continue to market the Syntroleum Process for license primarily to major energy companies with significant stranded natural gas reserves.

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

     Initial Deposits and License Fees. At the inception of a master, volume or regional license agreement, the licensee is generally required to make an initial deposit to us, which is credited against future site-specific license fees. The amount of the initial deposit depends on market conditions and, in the case of volume and regional license agreements, the volume limitation and the size and location of the region covered. We have received an aggregate of $38 million in cash as initial deposits and option fees under our existing license agreements. In some cases, we have acquired technologies or commitments to provide funding for future development activities in lieu of initial cash deposits.

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

     Catalyst Sales and Process Design Packages. Our license agreements grant the licensee the right to acquire from us or vendors designated by us proprietary catalysts for use in the synthesis gas reaction and the Fischer-Tropsch reaction, in each case at prices based on our cost plus a margin. We currently estimate that these catalysts will be required to be replaced every three to five years. Licensees also have the right to acquire proprietary reactors used in the Syntroleum Process from vendors approved by us. In addition, under our license agreements, licensees are required to purchase a process design package for plants covered by the license from us at a fee based on our costs plus a specified margin. We may, however, develop the process design package with the assistance of a third party. We are also required to provide certain technical support to licensees at specified fees.

     Other License Terms. As part of our network model for improving our GTL technology, we acquire a royalty-free, non-exclusive license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we have acquired from other licensees. Our license agreements may be terminated by the licensee, with or without cause, upon 90 days' notice to us.

Key Testing and Commercial Projects

     In addition to our nominal two barrel per day pilot plant and laboratory facilities located in Tulsa, Oklahoma, which are the primary sites for our research and development activities, we have been or are currently involved in several projects and initiatives, including the following.

     Cherry Point Project. We were a joint participant with ARCO in a 70 barrel per day GTL demonstration plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and operated successfully until it was shut down at the completion of testing shortly after June 30, 2000. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations exceeded our expectations and successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. The data and experience generated from our participation in plant operations will be useful in our efforts to apply these reactor designs on a commercial basis both
for fuels and specialty product plants.   We are currently conducting
engineering studies with others for commercial-scale plants using these reactor designs.

     Sweetwater Project. We are developing a nominal 10,000 barrel per day specialty product plant, which we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant is expected to use a fixed tube reactor design which produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs. The plant is also expected to include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture. In February 2000, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia.

     In November 1999, we signed a project development agreement with Tessag, a wholly owned subsidiary of RWE AG, to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages up to certain levels in the event certain process and product specifications are not achieved. We currently expect that Tessag will complete the plant design and, subject to completion of plant financing, begin construction in 2001. We expect the plant to be operational in late 2003 or early 2004, although construction of the plant will be subject to the risk of delay inherent in any large construction project.

     The State of Western Australia has announced its intention to assist the Sweetwater project with an AUD $30 million (approximately U.S. $17 million) common use infrastructure package, including a desalinization plant to which our plant will supply steam and from which our plant will receive cooling water. In addition, we have entered into a gas purchase agreement with the North West Shelf Gas Partners, whose members include affiliates of BHP Petroleum, BP, Chevron, Mitsui, Mitsubishi, Royal Dutch Shell and Woodside Energy Ltd. Subject to certain conditions, North West Shelf Gas Partners have agreed to supply the Sweetwater plant with the natural gas required to operate the plant at full capacity for 20 years.

     In August 2000, we entered into a license agreement and a separate loan agreement with the Commonwealth of Australia. Under the loan agreement, the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia. Under the loan agreement we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. During 2000, we entered into non-binding letters of intent with both Enron and Ivanhoe Energy Inc. with respect to their equity participation in the Sweetwater project. Consummation of the transactions contemplated by these letters of intent requires the satisfaction of a number of conditions, some of which are not within our control. For a discussion of these letters of intent and the license and loan agreement with the Commonwealth of Australia, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Initial Specialty Product GTL Plant."

     Tessag recently completed front end engineering and design and has provided us a price quote of $506 million for the engineering, procurement and construction of the Sweetwater plant. The quote includes provision for expanded refining capabilities that will give the plant greater flexibility for a wider range of products than originally contemplated. The quote does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. These costs are yet to be finalized, but could represent a substantial portion of total plant costs. Tessag's price quote may change due to fluctuations in currency exchange rates, but will be converted into a firm, lump sum, dollar denominated contract upon final closing of the financing for the plant. With the quote completed, we are working with Tessag toward finalizing the fixed price EPC contract. However, we can give no assurance that the contract will be finalized. If finalized, the contract may be on terms materially different than the terms currently anticipated. Upon execution of the EPC contract, we can then proceed with completing the debt and equity financing for the project.

     We currently expect the capital costs of the Sweetwater project to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as the equity financing discussed above, together with our own equity contribution. We are currently seeking to finalize the equity investment transactions discussed above and we are exploring sources of debt capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained.

     Fuel Cell Testing. We have participated in tests performed by the Argonne National Laboratory, Epyx Corporation and Northwest Power Systems in the evaluation of our synthetic fuels for fuel-cell applications. Fuels produced by the Syntroleum Process were determined to have physical properties similar to conventional fuel equivalents and to yield more hydrogen per fuel equivalent volume. Argonne tested Syntroleum fuels in its proprietary fuel-cell reformer, and results indicated performance comparable to conventional gasoline, although the equipment had not been optimized for the higher hydrogen content of our fuels. Under a program sponsored by the Department of Energy, Epyx Corporation, a leading fuel processing technology company, successfully demonstrated the high efficiency and low emission operation of a fuel-cell power system using synthetic fuel produced by the Syntroleum Process and a Plug Power fuel cell. In addition, Northwest Power Systems, a leading manufacturer of patented fuel cell systems, has demonstrated that synthetic fuels produced by the Syntroleum Process are an effective on-board source of hydrogen to power fuel cells. Tests conducted by Northwest Power also confirmed that Syntroleum fuels produced a higher yield of hydrogen than comparable fuel produced from crude oil and successfully powered their fuel cells.

RESEARCH AND DEVELOPMENT

     One of our key strategies is to continue to lower the capital and operating cost of our GTL technology through research and development. We have spent approximately $4.2 million in 1998, $8.3 million in 1999 and $12.6 million in 2000 on pilot plant and research and development facilities and activities. Our continued research and development efforts will take place in four primary areas: process design, catalyst development, reactor design and heat integration/power recovery. For a discussion of our efforts in these areas, see "--The Syntroleum Process."

     We lease a 4,500 square foot laboratory and own a 16,500 square foot laboratory facility located on 100 acres of land where we are engaged in extensive development and testing of Syntroleum products. These facilities also house our product refining research and development activities, including hydrogen saturation, hydroisomerization, hydrocracking and distillation capabilities, as well as a fully automated dual train bench scale hydroprocessing unit. We have recently completed construction of a large scale hydroprocessing pilot unit and are in the pre-commissioning stage of start up operations of this facility. We also have arrangements with a number of companies for hydroprocessing larger quantities of our synthetic products. Our laboratories currently have 21 fixed tube reactors, two fluidized bed reactors, and six continuous stirred tank reactors in which automated tests are run and catalyst systems are evaluated and developed. We also have arrangements with a number of universities and companies for a full range of state-of-the-art catalyst evaluation.

     As of March 1, 2001, we had 59 employees in our laboratory, pilot plant and engineering departments, 38 of whom are chemists, engineers or other degreed professionals (15 with masters or Ph.D. degrees) devoted to research and development activities. A number of other chemists, engineers and professionals that are employed by our licensees and joint development partners are also contributing efforts to the further development and commercialization of the Syntroleum Process. We also have access to laboratory and test facilities through our joint development partners. For example, both Texaco and ARCO have performed catalyst tests at their own or contract facilities, and testing with Catalytica and Marathon regarding low heating value gas combustion has been conducted at Catalytica's and other test facilities.

SALES AND MARKETING

     We intend to maintain an active marketing and sales effort to develop and promote the Syntroleum Process through several channels. We have been and will continue to be an active participant at industry conferences relating to GTL processes. During 2000, representatives of our company spoke at 33 different conferences at locations around the world. We also intend to continue to write and publish papers on topics regarding the implications of GTL technology to the energy and transportation industries. Additionally, we will continue to educate and inform our customers through the use of multi-media and print presentations. We also intend to establish brand recognition for specialty products to be produced by our specialty plants. We have received trademark and service mark rights to the name "Syntroleum" in the United States and have applications pending to register the trademark in various foreign countries.

     In addition, Tessag, Bateman, AMEC and other engineering companies are familiar with our GTL technology and have assisted us in marketing the Syntroleum Process. Our agreements with engineering firms generally provide these firms with the right to market the Syntroleum Process. We believe that these relationships will expand our marketing effort in a cost-effective manner. We currently have 12 employees in our business development and marketing departments, six of whom hold advanced degrees, and we also retain a full-time sales representative in London, England.

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

     Prior to and during World War II, development of the Fischer-Tropsch process occurred primarily in Germany. Due to Germany's significant coal resources and limited oil and gas resources, these development activities focused exclusively on the conversion of coal into fuels and chemicals. Between 1934 and 1945, nine government-funded, coal-to-liquids plants were built in Germany using coal as the feedstock.

     Following World War II, development efforts continued in the United States and South Africa. In 1950, Texaco participated in the Hydrocol plant, which was an 8,000 barrel per day synthetic fuel plant that was built in Brownsville, Texas and used natural gas as the feedstock. Although the plant was a technological success, it was not economic to operate because a new gas pipeline and changes in the price of oil created a more economic market for the natural gas, which resulted in the shutdown of the plant in 1953. In 1950, the South African government formed a predecessor of Sasol (which was later privatized) to develop synthetic fuels using coal as the feedstock. Three coal-to-liquids plants were built in South Africa between 1955 and 1982, and a natural gas based plant was built in 1993. Each of these plants is still in operation today.

     Following the oil embargo of 1973, further development efforts focused on utilizing both coal and natural gas to produce synthesis gas for the Fischer-Tropsch process. Several major oil companies and several governments funded research into synthetic fuels. The worldwide recession of 1982 and the related drop in oil prices resulted in the termination of most coal-related development activities. However, development activities in the conversion of natural gas continued during the 1980's and 1990's. In 1985, Mobil built a GTL plant in Montuni, New Zealand, and in 1993 Shell built a GTL plant in Bintulu, Malaysia. Only the Malaysian plant remains operational as a GTL plant. Several major oil companies, including BP, Chevron, Conoco, Exxon, Phillips and Shell, have recently announced projects to construct gas-to-liquids plants.

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

     We believe that to date no company has built a commercial-scale GTL plant that has broken this cost barrier. In addition, we believe that each of the current competitive GTL technologies has taken in excess of ten years to develop, resulting in significant barriers to entry for potential new participants.

THE SYNTROLEUM PROCESS

    The Syntroleum Process involves two catalytic reactions. The first reaction converts natural gas into synthesis gas through our proprietary autothermal reformer reactor, and the second reaction converts the synthesis gas into hydrocarbons through the Fischer-Tropsch reaction over a proprietary catalyst. The following diagrams illustrate the elements involved in these reactions, but are not in exact proportions.

                                     STEP 1
                   CONVERSION OF NATURAL GAS TO SYNTHESIS GAS


                               [GRAPHIC OMITED]



                                     STEP 2
                           FISCHER - TROPSCH SYNTHESIS


                               [GRAPHIC OMITED]

     Our goal in developing this process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We believe that by reducing the complexity of the process we have achieved this goal. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications.

     Although we believe that the Syntroleum Process can be utilized in commercial-scale GTL plants, we can give no assurance that commercial-scale GTL plants based on the Syntroleum Process will be successfully constructed and operated or that these plants will yield the same economics and results as those demonstrated on a pilot plant basis. In addition, improvements to the Syntroleum Process currently under development may not prove to be commercially applicable. See "Risk Factors--Risks Relating to our Technology."

Fischer-Tropsch Catalyst Systems

     We have developed several different proprietary catalysts systems for use in the Fischer-Tropsch reaction in order to allow for matching a catalyst system to a particular reactor design and provide more flexibility in matching the Syntroleum Process to the desired application.

     Based upon pilot tests of catalysts that we have manufactured, we believe that a number of proprietary catalyst systems meet or exceed the activity and selectivity targets necessary for commercial application in some current Syntroleum Process designs, including the catalysts associated with the moving bed reactor recently operated at the pilot plant jointly developed with ARCO at ARCO's Cherry Point refinery.

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

     We plan to improve existing catalysts and continue to develop additional catalyst formulations for use in the Syntroleum Process. Catalyst development is a complex process requiring significant scientific skill and resources. We have in the past and intend to continue to devote substantial resources to research and development activities to produce Fischer-Tropsch catalysts with improved activity rates, selectivity and active life, all at reasonable manufacturing cost. In addition, we intend to enhance our catalyst development activities through catalyst joint development programs with our joint development partners. From time to time, we also retain catalysis experts on a consulting basis to assist in catalyst development.

Fischer-Tropsch Reactor Designs

      We have tested at our pilot plant several different proprietary Fischer-Tropsch reactor designs and associated catalysts for use in the Syntroleum Process. These include multiple fixed bed vertical tubular reactors, a fluidized bed reactor for use with our chain-limiting catalyst and a moving bed reactor. In addition, under our agreement with ARCO, ARCO constructed and operated a 70 barrel per day GTL pilot plant that tested the moving bed reactor on a larger scale. We have several pending United States and foreign patent applications related to our Fischer-Tropsch reactors.

Heat Integration and Power Recovery

     Compression energy is the primary energy consumer in the Syntroleum Process. Engineering studies conducted by Bateman and others have demonstrated that the heat generated by the two catalytic reactions in the Syntroleum Process can be captured in the form of mechanical and electrical energy sufficient to supply all of a GTL plant's needs plus a surplus for other uses, if desired. We have developed several heat integration and power recovery schemes with partners such as GE Power Systems to broaden the flexibility of the Syntroleum Process and, in some cases, lower the capital cost as well as the number of pieces of major equipment necessary for operation of a GTL plant.

     Different configurations of GTL plants based on the Syntroleum Process can also change the energy sources within the plant and the excess energy produced. For example, a steam turbine can be incorporated into the process and utilize the steam produced by the auto-thermal reformer and Fischer-Tropsch reactions to produce energy for compression, and electrical power for commercial sale. In addition, we have developed a configuration that utilizes the low-heating-value residue stream from the process as feedstock for a specially designed gas turbine that can utilize very low-heating-value gas. Several of these heat integration and power recovery schemes are the subject of United States patents and patent applications and foreign patent applications and are a part of our joint development efforts with others.

Product Upgrading

     Synthetic liquid hydrocarbons made from the Syntroleum Process can be refined into fuels using conventional refining processes such as hydrocracking. However, we believe that because of the purity and uniform nature of the synthetic hydrocarbon molecules, conventional process configurations and conditions may not be optimum. We have developed new processes to further refine synthetic liquid hydrocarbons made from the Syntroleum Process in a manner that maximizes the value of the refined product streams, while minimizing the processing cost. In August 2000, we began offering our licensees access to proprietary hydrocracking technology optimized for converting synthetic crude oil into ultra-clean, sulfur-free synthetic transportation fuels, primarily diesel and jet fuels.

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

Feedstocks

     The Syntroleum Process is designed to produce approximately six million British thermal units of liquid hydrocarbons from between 9.5 and 13 million British thermal units of natural gas feedstock. Conversion efficiency varies depending on gas composition and process conditions selected for each plant. One of the benefits of the Syntroleum Process is its ability to utilize natural gas containing nitrogen and carbon dioxide, up to specified levels, without removing these impurities prior to consumption by the plant. However, natural gas that contains sulphur, metals and other materials that poison catalysts must be processed in order to remove these contaminants prior to the use of the natural gas in the first catalytic reaction.

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

INTELLECTUAL PROPERTY

     Our success depends on our ability to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the valid and enforceable intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success and we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We pursue protection of the Syntroleum Process primarily through patents and trade secrets. It is our policy to seek, when appropriate, protection for our proprietary products and processes by filing patent applications in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties.

     We currently own, or have licensed rights to more than 101 patents or patent applications pending in the United States and various foreign countries that relate in general to one or more embodiments of the Syntroleum Process.

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

     Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. Legal actions could be brought against us, our partners or our licensees claiming damages and seeking an injunction that would prevent us, our partners or our licensees from testing, marketing or commercializing the affected technologies. Major energy companies seeking to gain a competitive advantage may have an interest in bringing one of these actions. If such an action was successful, in addition to potential liability for damages, we, our partners or our licensees could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, like the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation. We have conducted a review of more than 600 existing patents applicable to the GTL field and believe that we are not infringing on the valid, enforceable patents of others. To date, we have not been notified of any claim that our GTL technology infringes the proprietary rights of any third party. However, we can give no assurance that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

     In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50% of the license fees received. Our indemnification and support obligations could result in substantial expenses and liabilities to us. These expenses or liabilities could have a material adverse effect on our business, operating results and financial condition. See "Risk Factors--Risks Relating to our Technology."

EMPLOYEES

     We had 98 employees at March 1, 2001, including 47 employees involved in research and development and pilot plant operations, 12 employees in business development and marketing, 12 employees in engineering, and 27 employees in finance, legal, information technology and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

GOVERNMENT REGULATION

     We will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, our GTL plants will be subject to the environmental and health and safety laws and regulations of any foreign countries in which these plants are to be located. For example, our Sweetwater project will require us to comply with extensive Australian environmental, health and safety laws. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Further, these laws and regulations may limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal "Superfund" law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent wastes offsite for disposal and current owners and operators of property. Environmental laws and regulations often require the acquisition of a permit or other authorization before activities may be conducted and compliance with laws and regulations, and any requisite permits, can increase the costs of designing, installing and operating our GTL plants. For example, we are required to obtain numerous Australian environmental, health and safety permits in connection with our Sweetwater project.

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

OPERATING HAZARDS

     Operations at our GTL plants will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. The frequency and severity of personal injury and property damage incidents will affect our operating costs, insurability and relationships with customers, employees and regulators. Any significant frequency or severity of these incidents, or the general level of compensation awards, could affect our ability to obtain insurance and could have a material adverse effect on our business, operating results and financial condition.

MANAGEMENT AND DISPOSITION OF REAL ESTATE AND MISCELLANEOUS ASSETS

     Our predecessor, SLH Corporation, acquired our real estate assets from Lab Holdings, Inc. concurrent with the distribution by Lab Holdings to its stockholders of all of SLH's outstanding common stock. These assets reflect the remaining assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. Real estate assets, as of December 31, 2000, consisted of land in Houston, Texas comprised of 281 acres of undeveloped land and 108 residential lots available for sale known as the "Houston Project." The total real estate inventory had an aggregate carrying value at December 31, 2000 of approximately $3.3 million.

     Our real estate assets are owned by our subsidiary, Scout Development Corporation. The Houston Project is owned by 529 Partners, Ltd., a Texas limited partnership in which Scout holds a 75% interest. 529 Partners is developing the property for residential and light commercial purposes. During 2000, 529 Partners sold 82 lots of the Houston Project for residential use for approximately $1,663,000. We expect that the balance of the tract will be developed by 529 Partners for residential use and ultimate sale.

     Our other assets at December 31, 2000 included (1) an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $565,000, (2) $87,069,000 million of cash, government securities and current receivables, (3) an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000, (4) a 49.9% interest in a community retail shopping center in Gillette, Wyoming and (5) an equity investment in a recently renovated hotel in Tulsa, Oklahoma. We plan to liquidate all of these investments other than the cash, government securities and current receivables in an orderly manner to maximize their value to stockholders.

     The retail shopping center in which we have an interest contains approximately 163,454 square feet of net leasable area and 7.5 acres of partially undeveloped land. At the end of 2000, the center was 90% occupied. Rental revenue totaled $878,000 for 2000. The average annual gross rental per occupied square foot was $5.99. In addition to rental revenue, tenants are responsible for their share of common area maintenance. During 2000, common area maintenance collections from tenants totaled $106,000. The property is subject to industrial revenue refunding bonds in the amount of $6 million that are secured by a bank letter of credit and guaranteed by Scout. The letter of credit is secured by a $3.2 million Treasury Note that is pledged by us to the issuer of the letter of credit.

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

     Scout is subject to several United States environmental laws, including: the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Toxic Substances Control Act. Scout is also subject to the United States environmental regulations promulgated under these acts, as well as state and local environmental regulations that have their foundation in the foregoing United States environmental laws.
As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate as well as previously owned real estate. However, no such claims are presently pending and Scout has not suffered, and does not anticipate that it will suffer, a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of noncompliance with such environmental laws and regulations.

RISK FACTORS

     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of the common stock could decline, and you may lose all or part of your investment in our common stock.

RISKS RELATING TO OUR TECHNOLOGY

     We might not successfully commercialize our technology, and commercial-scale GTL plants based on the Syntroleum Process may never be successfully constructed or operated.

     To date, no commercial-scale GTL plant based on the Syntroleum Process has been constructed. A commercial-scale GTL plant based on the Syntroleum Process might never be successfully built either by us or by any of our licensees. Our success depends on our ability, and the ability of our licensees, to economically design, construct and operate GTL plants based on the Syntroleum Process on a commercial scale. The successful commercial construction and operation of a GTL plant based on the Syntroleum Process depends on a variety of factors, many of which are outside our control. Although we are currently developing the Sweetwater plant, our first commercial-scale GTL plant, we do not know if we will be successful in obtaining the necessary debt and equity financing for this plant and we do not know for certain when construction of this plant will begin or when it will become operational. We do not have any experience managing the financing, design, construction or operation of commercial-scale GTL plants, and we may not be successful in doing so.

     Commercial-scale GTL plants based on the Syntroleum Process might not produce results necessary for success, including results demonstrated on a laboratory and pilot plant basis.

     A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial-scale GTL plants to be unsuccessful include:

- lower reaction activity than that demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs,

- shorter than anticipated catalyst life, which would require more frequent catalyst purchases and therefore increase operating costs,

- excessive production of gaseous light hydrocarbons from the Fisher-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and lower revenues and margins from plant operations, and

- inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas that is produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process which may increase capital and operating costs.

     In addition, these plants could experience mechanical difficulties, either related or unrelated to elements of the Syntroleum Process.

     Many of our competitors have significantly more financial and other resources than our company, and GTL technologies developed by our competitors could become more commercially successful than our technology or render our technology obsolete.

     The development of GTL technology is highly competitive, and other GTL technologies could become more commercially successful than our technology. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL technologies, including BP, Conoco, Exxon, Sasol (including through its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than us to spend for research and development of their respective technologies and for funding construction and operation of commercial-scale GTL plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. In addition, several small companies have developed, and are continuing to develop, competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology that, in many cases, could potentially lower the cost of competitive processes.

     As GTL technologies continue to be developed by our competitors, one or more of our current technologies may become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop, or expend the financial resources necessary to acquire new technology.

     Our ability to protect our intellectual property rights involves many complexities and uncertainties, and commercialization of the Syntroleum Process could give rise to claims that our technology infringes upon the rights of others
 .
     Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secret law and contractual restrictions to protect our proprietary rights. We cannot assure you that additional patents will be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, are often difficult to predict and vary significantly from country to country. We or our licensors may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our GTL technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

     Commercialization of the Syntroleum Process may give rise to claims that our technologies infringe upon the patents or other proprietary rights of others. Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. Legal actions could be brought against us, our partners or our licensees claiming damages and seeking an injunction that would prevent us, our partners or our licensees from testing, marketing or commercializing the affected technologies. Major energy companies seeking to gain a competitive advantage may have an interest in bringing one of these actions. If an infringement action was successful, in addition to potential liability for damages, our partners, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, like the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation. We can give no assurance that third parties will not claim infringement by us with respect to past, present or future GTL technologies. In any potential intellectual property dispute involving us, our licensees could also become the target of litigation.

     We could have potential indemnification liabilities to licensees relating to the operation of GTL plants based on the Syntroleum Process or intellectual property disputes.

     Our license agreements require us to indemnify the licensee, subject to a cap of 50% of the license fees received, against specified losses relating to, among other things:

- the use of patent rights and technical information relating to the Syntroleum Process,

- acts or omissions by us in connection with our preparation of process design packages for plants, and

-     performance guarantees that may be provided by us.

     Our indemnification obligations could result in substantial expenses and liabilities to us in the event that intellectual property rights claims are made against us or our licensees, or GTL plants based on the Syntroleum Process fail to operate as designed.

     If improvements to the Syntroleum Process are not commercially viable, the design and construction of lower-cost GTL plants based on the Syntroleum Process could be delayed or prevented.

     A number of improvements to the Syntroleum Process are in various early stages of development. These improvements will require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis. If improvements to the Syntroleum Process currently under development do not become commercially viable on a timely basis, the total potential market for GTL plants that could be built by us and our partners and by our licensees could be significantly limited.

     For example, improvements to the heat integration of the Syntroleum Process designed to lower capital and operating costs are currently under development. These improvements may not occur because further integration of the gas turbine into the process might not be technically feasible due to the operating tolerances of the materials in the gas turbine. In addition, our horizontal reactor, which is designed to have a low center of gravity for marine applications, may not be capable of commercial application due to operational difficulties that could limit the market for floating GTL plants.

     The economic application of our technology depends on favorable plant operating conditions.

     The economic application of GTL technology depends on favorable plant operating conditions. Among the operating conditions that impact plant economics are the site location, infrastructure, weather conditions, the size of the equipment, the quality of the natural gas feedstock, the type of plant products and whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires the construction of substantial infrastructure, plant economics would be adversely affected. In addition, plants that are not designed to produce specialty products or other high margin products and plants that are not used to convert natural gas that is associated with oil reserves will be more dependent on favorable natural gas and oil prices than plants designed for those uses and are not expected to be cost-effective at price levels below the range of at least $15 to $20 per barrel for oil.

     Industry rejection of our technology would make the construction of GTL plants based on the Syntroleum Process more difficult or impossible and adversely affect our ability to receive future license fees.

     As is typical in the case of a new and rapidly evolving technology, demand and industry acceptance for our GTL technology is subject to a high level of uncertainty. Failure by the industry to accept our technology would make our construction of GTL plants more difficult or impossible and adversely affect our ability to receive future license fees and to generate other revenue. Should a high profile industry participant adopt the Syntroleum Process and fail to achieve success or should any commercial GTL plant based on the Syntroleum Process fail to achieve success, other industry participants' perception of the Syntroleum Process could be adversely affected. In addition, some oil companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of GTL technology might negatively impact their competitive position.

RISKS RELATING TO OUR BUSINESS

     We will need to obtain funds from additional financings or other sources for the Sweetwater project and other activities, and if we do not receive these funds we might need to delay or eliminate our expenditures, including those for the Sweetwater project.

     We have expended and will continue to expend a substantial amount of funds to continue the research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance the Sweetwater plant primarily through non-recourse debt financing at the project level, as well as equity financing, and plan to obtain additional funds for our GTL plant projects primarily through a combination of equity and debt project financing. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt and equity financing in the capital markets. Financing may not be available when needed or on terms acceptable or favorable to us. Our letters of intent relating to equity financing may not lead to definitive agreements. In addition, definitive agreements with equity and debt participants in the Sweetwater project and our other capital projects are expected to include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we may be required to delay or to eliminate expenditures for the

Sweetwater project and our other capital projects, as well as expenditures for research and development and other activities. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

     Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of specialty products from GTL plants in which we own an interest will be a source of funds for operations. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

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

     The construction of GTL plants based on the Syntroleum Process, including the Sweetwater plant we are currently developing and plan to construct in Western Australia, will be subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

-     shortages of equipment, materials or skilled labor,

-     unscheduled delays in the delivery of ordered materials and equipment,

- engineering problems, including those relating to the commissioning of newly designed equipment,

-     work stoppages,

-     weather interference,

-     unanticipated cost increases, and

-     difficulty in obtaining necessary permits or approvals.


     We have incurred losses and anticipate continued losses.

     As of December 31, 2001, we had an accumulated deficit of $69 million. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, GTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks. We can give no assurance that we will achieve or sustain profitability.

     Our anticipated expense levels are based in part on our expectations as to future operating activities and are not based on historical financial data. We plan to increase our capital expenditures to fund the design and construction of GTL plants, increase our operating expenses to fund greater levels of research and development and increase our marketing and operational capabilities. Increased revenues or cash flows may not subsequently follow these expenses.

     The economic application of GTL plants based on the Syntroleum Process depends on favorable crude oil prices and other commodity prices.

     Our belief that the Syntroleum Process can be cost effective at GTL plants with throughput levels from as low as 2,000 to over 100,000 barrels per day is based on our assumption that oil prices in the range of at least $15 to $20 per barrel will prevail. However, the markets for oil and natural gas have historically been very volatile and are likely to continue to be very volatile in the future. Although current crude oil prices are relatively high, during 1998 crude oil prices fell to historically low levels of below $10 per barrel for a period of time and could return to low levels in the future.

     Because the synthetic crude oil, liquid fuels and specialty products that GTL plants based on the Syntroleum Process are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock at these GTL plants, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include:

-     the level of consumer product demand,

-     weather conditions,

-     domestic and foreign government regulation,

-     the actions of the Organization of Petroleum Exporting Countries,

-     political conditions in oil and natural gas producing countries,

-     the supply of foreign crude oil and natural gas,

-     the location of GTL plants relative to natural gas reserves and pipelines,

-     the capacities of pipelines,

-     fluctuations in seasonal demand, and

- the price and availability of alternative fuels and overall economic conditions.

     We cannot predict the future markets and prices for oil, natural gas, refined products or other materials used in the Syntroleum Process.

     GTL plants will depend on the availability of natural gas at economic prices, and alternative uses of natural gas could be preferred in many circumstances.

     GTL plants will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world, and in many circumstances, the sale of natural gas for use as a feedstock in a GTL plant will not be the highest value market for the owner of the natural gas. The cryogenic conversion of natural gas to liquefied natural gas may compete with our GTL plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike us, many of our competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as a feedstock for GTL plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built in, or existing pipelines may be expanded into, areas where GTL plants are built, and this may affect the operating margins of these plants as other markets compete for the available natural gas. The United States and Western Europe have well-developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices would likely make investments in GTL plants that produce fuels uneconomic based upon current natural gas and refined product prices, as well as other market, environmental and regulatory conditions. Other areas around the world that have developed local markets for natural gas may also have higher valued uses for natural gas than as feedstocks for GTL plants. In addition, the commercialization of GTL technologies may have an adverse effect on the availability of natural gas at economic prices.

     Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a GTL plant based on the Syntroleum Process or to pursue alternative GTL technologies.

     Our licensees will control whether any plant site licenses are issued and, as a result, whether any additional license fees are due under our license agreements. Licensees may need to undertake substantial activities and investments before any plant site license is issued and license fees are due. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant's products and obtaining the financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of prices for crude oil, natural gas and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause, upon 90 days' notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

     Our future plans could be harmed if we are unable to attract or retain key personnel.

     Our success substantially depends on the performance of our executive officers, including Kenneth L. Agee (our founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of our patents and patent applications) and Mark A. Agee (our President and Chief Operating Officer). Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained, and the timing of implementation may be impacted, if we are unable to attract and retain sufficient personnel. At March 1, 2001, we had 98 full-time employees. Except for a $500,000 life insurance policy held by us on the life of Kenneth L. Agee, we do not maintain "key person" life insurance policies on any of our employees.

     We depend on strategic relationships with manufacturing and engineering companies, and failure by these companies to provide necessary components or services could negatively impact our business.

     We intend to, and believe our licensees will, utilize third party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process. If any third party manufacturer is unable to acquire raw materials or to provide components of GTL plants based on the Syntroleum Process in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays, or construction plans could be canceled, while alternative suppliers or manufacturers are identified and prepare for production. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture components of GTL plants based on the Syntroleum Process. We have conducted development activities with third parties relating to our proprietary catalysts and turbines that may be used in the Syntroleum Process, and other manufacturing companies may not have the same expertise as these companies.
We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum Process. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays, or construction plans could be canceled, while alternative engineering firms are identified and become familiar with the Syntroleum Process. We have no experience in providing engineering services and have a limited engineering staff. Consequently, we will depend on third parties to provide necessary engineering services, and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of GTL plants based on the Syntroleum Process.

     Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.

     We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

-     timing of any construction by us or our licensees of GTL plants,

- demand for licenses of the Syntroleum Process and receipt and revenue recognition of license fees,

-     oil and gas prices,

-     timing and amount of research and development expenditures,

-     demand for specialty products,

-     introduction or enhancement of GTL technologies by us and our competitors,

-     market acceptance of new technologies, and

-     general economic conditions.

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

     We are subject to extensive laws relating to the protection of the environment, and these laws may increase the cost of designing, constructing and operating our GTL plants.

     We are subject to extensive laws and regulations relating to the protection of the environment. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Our GTL plants will generally be required to obtain permits under applicable environmental laws and various permits for industrial siting and construction. Compliance with environmental laws and regulations, and any requisite permits, may increase the costs of designing, constructing and operating our GTL plants. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our current real estate inventory as well as previously owned real estate.

     We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations.

     We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations. These risks include changes in domestic and foreign taxation, currency exchange risks, labor disputes and uncertain political and economic environments as well as risk of war, civil disturbances or other events that could limit or disrupt production and markets or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. International operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation, which could affect the conduct or profitability of these operations.

     Sufficient markets for the synthetic products of the Syntroleum Process or products that utilize these synthetic products, including fuel cells, may never develop or may take longer to develop than we anticipate.

     Sufficient markets may never develop for the synthetic products of the Syntroleum Process, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum Process may be affected by many factors, some of which are out of our control, including:

-     the cost competitiveness of the synthetic products of the Syntroleum
Process,

-     consumer reluctance to try a new product,

-     environmental, safety and regulatory requirements, and

-     the emergence of more competitive products.

     In addition, a new market may fail to develop for products that utilize our synthetic products. For example, the establishment of a market for the use of these products as fuel for fuel cells is uncertain, in part because fuel cells represent an emerging market, and we do not know whether distributors will want to sell them or if end-users will want to use them.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of March 1, 2001. Unless otherwise indicated, each of our executive officers has served in the indicated positions since the closing of the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998 and served in the same position with Syntroleum Corporation before the merger. References to positions held with our company before the date of the merger refer to positions held with our predecessor company, Syntroleum Corporation, an Oklahoma corporation.


    Name             Age                      Position
    ----             ---                      --------

Kenneth L. Agee      44    Chief Executive Officer and Chairman of the Board
Mark A. Agee         48    President, Chief Operating Officer and Director
Charles A. Bayens    62    Vice President of Engineering
Carla S. Covey       28    Controller
Eric Grimshaw        48    Vice President, General Counsel and Secretary
Paul F. Schubert     45    Vice President of Research and Development
Michael L. Stewart   46    Vice President of Information Technology
Randall M. Thompson  42    Vice President and Chief Financial Officer
Larry J. Weick.      52    Vice President of Licensing and Business Development



     Kenneth L. Agee is our Chief Executive Officer and Chairman of the Board. Mr. Kenneth L. Agee founded our company in 1984 and initially served as President and a director. He became Chief Executive Officer in February 1996 and Chairman of the Board in November 1995. He is a graduate of Oklahoma State University with a degree in Chemical Engineering and is a licensed Professional Engineer in the State of Oklahoma. In addition, he has over 15 years of experience in the energy industry and is listed as Inventor on several United States and foreign patents and several pending patent applications, all of which have been assigned to us by Mr. Agee.

     Mark A. Agee is our President, Chief Operating Officer and a director. Mr. Mark A. Agee joined our company in 1994 as Vice President of Finance and became President and Chief Operating Officer in February 1996. He has served as a director since March 1985. From 1989 to May 1993, he served as President, Chief Executive Officer and Director of Convergent Communications, a company which he founded in 1989 and sold in 1993. From 1981 to 1989, he served as President, Chief Executive Officer and a Director of XETA Corp., a computer company which he founded in 1981 and which became public in 1987. He holds a Bachelor's degree in Chemical Engineering from the University of Tulsa and is a licensed Professional Engineer in the State of Oklahoma.

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

     Carla S. Covey is our Controller. Ms. Covey became our Director of Accounting in June 1997. Prior to joining our company, Ms. Covey served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc., in Tulsa, Oklahoma from 1995 to 1997. Ms. Covey also served as Assistant Director of Human Resources for the Adam's Mark Hotel in Tulsa, Oklahoma from 1994 to 1995. Ms. Covey received her B.A. degree in Business Administration from Drury University and her M.S. degree in Management from Southern Nazarene University. Ms. Covey is a certified public accountant.

     Eric Grimshaw is our Vice President, General Counsel and Secretary. Prior to joining our company in June 1997, Mr. Grimshaw was a partner with the law firm of Pray, Walker, Jackman, Williamson & Marlar. Mr. Grimshaw received a B.A. degree from the University of Colorado and received his law degree from the University of Tulsa.

     Paul F. Schubert is our Vice President of Research and Development. Dr. Schubert joined us as Research Project Manager in May 1998. From 1996 to 1998, Dr. Schubert was Vice President of Monitor Labs, Denver, Colorado, where he was responsible for the research, development and marketing of catalytic and laser-based air emissions monitoring devices. From 1990 until 1996, Dr. Schubert served in a variety of roles with Catalytica, Inc. (Mountain View, California), a company engaged in research and development of catalytic processes. In his last few years at Catalytica, he served as Vice President of their Advanced Sensor Devices Division, which was sold to Monitor Labs in 1996. Prior to joining Catalytica, Dr. Schubert worked with Phillips Petroleum and Englehard Corporation in research, development and manufacturing of catalysts for the petrochemical industry. Dr. Schubert received a B.S. with High Honors from the University of Arkansas and a Ph.D. in Inorganic Chemistry from the University of Illinois at Urbana-Champaign. He is an inventor or co-inventor of 13 U.S. patents, and has authored over two dozen technical publications.

     Michael L. Stewart is our Vice President of Information Systems and has served in that position since November 1998. Mr. Stewart joined our company in May 1997 as information technology manager, bringing over 23 years of computer and information systems related experience. From 1993 until joining us, he was a management consultant involved in data processing, systems operation, planning and organization. Earlier, he held the positions of Vice President--Management Information Services for Convergent Communications, Inc., and database design specialist for Continental Savings and Loan.

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

     There are no family relations, of first cousin or closer, among our executive officers, by blood, marriage or adoption, except that Mr. Kenneth L. Agee and Mr. Mark A. Agee are brothers.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "SYNM." The table below reflects the high and low sales prices for the common stock for each quarter during 1999 and 2000.

                               SALES PRICE
                               -----------
                               HIGH   LOW
                               ----   ---
YEAR ENDED DECEMBER 31, 1999:


First Quarter                  10.13  5.50
Second Quarter                 8.94   5.88
Third Quarter                  10.00  6.50
Fourth Quarter                 10.00  6.25

YEAR ENDED DECEMBER 31, 2000:
First Quarter                  26.38  7.13
Second Quarter                 26.50  16.38
Third Quarter                  20.81  12.88
Fourth Quarter                 20.81  11.81



     Record Holders. As of March 1, 2001, we had approximately 1491 record holders of our common stock (including brokerage firms and other nominees).

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

     Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including publicity regarding actual or potential results with respect to development of the Syntroleum Process and design, construction and commercial operation of plants using our process, announcements of technological innovations by others with competing GTL processes, developments concerning intellectual property rights, including claims of infringement, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. There is no guarantee that an active public market for our common stock will be sustained.

     Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 36% of the outstanding shares of our common stock as of March 1, 2001. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

REGISTRATION STATEMENT

     We filed a Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the "Registration Statement"), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000. The Securities and Exchange Commission declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commended on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters' over-allotment option.

     The net proceeds to us from the offering were approximately $92 million. To date, we have used approximately $13 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

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

                                                         YEAR ENDED DECEMBER 31,

                                           2000        1999       1998      1997      1996
                                         ---------   -------    --------  -------  ---------
STATEMENT OF OPERATIONS DATA:


 Joint development revenue               $  1,166   $  1,986   $  1,779   $ 2,006   $   616
 Real estate sales revenue                  4,758      1,219      2,416         -         -
 Licensing revenue                          2,000          -          -         -         -
 Other revenue                                 84        650        284         1         -
                                         ---------  ---------  ---------  --------  --------
 Total revenue                              8,008      3,855      4,479     2,007       616
                                         ---------  ---------  ---------  --------  --------
 Costs and expenses:
   Cost of real estate sold                 3,646        824      2,387         -         -
   Real estate operating expenses             250        781        267         -         -
   Pilot plant, engineering
          and research and development     18,520     10,863      5,693     3,554     1,120
   Catalyst services                            -          -          -     4,800         -
   General and administrative              13,118     10,409      9,151     3,618     1,421
                                         ---------  ---------  ---------  --------  --------
           Total operating expenses        35,534     22,877     17,498    11,972     2,541
                                         ---------  ---------  ---------  --------  --------
 Operating income (loss)                  (27,526)   (19,022)   (13,019)   (9,965)   (1,925)

 Investment, interest and other
           income (expense)                 2,358      1,864      1,308       353       (12)
                                         ---------  ---------  ---------  --------  --------
Net income  (loss)                       $(25,168)  $(17,158)  $(11,711)  $(9,612)  $(1,937)
                                         =========  =========  =========  ========  ========
Net income (loss) per share-
           basic and diluted (1)         $  (0.84)  $  (0.64)  $  (0.46)  $ (0.40)  $ (0.08)
                                         =========  =========  =========  ========  ========



(1) Adjusted to reflect the exchange ratio for the merger of Syntroleum Corporation and SLH Corporation of 1.2899 shares of our common stock for each share of our predecessor company's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           AS OF DECEMBER 31,


                               2000     1999      1998    1997       1996
                              ------- --------  -------  -------   -------
BALANCE SHEET DATA:

Working capital              $ 81,722  $22,798  $37,476  $ 9,846   $  601
Property and equipment, net    31,274    6,442    3,210    1,245      521
Total assets                  139,878   39,591   50,400   12,091    1,552
Deferred revenue               35,680   11,000   11,000   11,000        -
Stockholders' equity           94,748   24,832   35,962   (1,242)     266


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

     In June 1999, we completed a reincorporation as a Delaware corporation. In the reincorporation, our predecessor, Syntroleum Corporation, a Kansas corporation, merged into a wholly owned Delaware subsidiary, and each share of our predecessor's common stock was converted into one share of the Delaware corporation's common stock. The Delaware corporation was the surviving corporation in the merger. The reincorporation merger has been accounted for as a combination of entities under common control using the historical cost basis of the combining companies as if it were a pooling-of-interests.

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

     Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

     License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. We have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

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

     Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensees and others. Through these joint development agreements, we may receive revenue as reimbursement for specified portions of our research and development expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

     Real Estate Sales Revenues. As of December 31, 2000, our real estate inventory consisted of land in Houston, Texas comprised of 281 acres of
undeveloped land and 108 lots known as the "Houston Project."   This real estate
inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at December 31, 2000 of approximately $3.3 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

     During 2000, we sold the remaining tract of land in Corinth, Texas for $36,000. We also sold 82 lots from the Houston Project for $1,663,000.

     In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and the balance in the form of a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation ("FRI") doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to assume these obligations and continue making these payments until Fitzgeralds is able to sell the parking garage. The Company's deed of trust contains a "due on sale" provision until the note is paid. After the note is paid, the Company's deed of trust remains in effect to secure Fitzgeralds' performance of its obligations under the ground lease and provides that any assignee of Fitzgeralds in the event of the sale of the parking garage must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease.

OPERATING EXPENSES

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially, and we have expanded our research and development, engineering and commercial staffing levels. These expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology.

     We expect to incur significant expenses in connection with the start-up of our GTL plants. For example, we expect that our expenses will increase at the time of commencement of construction of GTL plants in which we own an interest. Upon the commencement of commercial operation of GTL plants in which we own an equity interest, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstocks for our specialty plants and operating expenses relating to these plants, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract leading to a firm lump sum price has been signed.

RESULTS OF OPERATIONS

OVERVIEW

     During 2000, we continued our efforts to commercialize our GTL technology on several fronts. We completed our joint participation with ARCO in a 70 barrel per day demonstration GTL plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and operated successfully until it was shut down at the completion of testing shortly after June 30, 2000. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations exceeded our expectations and successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. The data and experience generated from our participation in plant operations will be useful in our efforts to apply these reactor designs on a commercial basis both
for fuels and specialty product plants.   We are currently conducting
engineering studies with others for commercial-scale plants using these reactor designs.

     We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater plant. These activities included operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors allowed us to complete a battery of confirmation tests and detailed engineering of our proposed Sweetwater plant during the year 2000. To date our pilot plant operations have met or exceeded our Sweetwater plant design targets. Pilot plant testing activities with respect to the Sweetwater plant are continuing. We also substantially completed construction of a product upgrading pilot plant located at our technology center which is currently undergoing pre-commissioning for start up and operation.

     We also continued our efforts to advance numerous other aspects of the Sweetwater project, including completion of our license and loan agreements with the Commonwealth of Australia and execution of a letters of intent with Enron and Ivanhoe Energy relating to their participation as equity partners in the Sweetwater project. Each of these transactions is discussed in more detail below under "Liquidity and Capital Resources - Initial Specialty Product GTL Plant." In addition, we engaged the investment banking firm of Merrill Lynch, Pierce, Fenner & Smith Incorporated to advise us as we seek to raise the necessary debt capital to construct the Sweetwater project.

     In September 2000, we were selected by the U.S. Department of Energy to participate in one of eight teams of companies that have been identified as potential participants in the DOE's program to help pioneer a new generation of ultra-clean transportation fuels and tailpipe emission controls. Our team will use our GTL technology to demonstrate the effective production, testing, adaptation and use of ultra-clean synthetic fuels that can be delivered by existing fuel infrastructures. The DOE has not yet selected the final participants, and we can give no assurance that our team will be selected for a DOE grant for this project. In addition, the terms and conditions of our participation have not yet been finalized.

     We continued to expand our technology partners during 2000, as General Motors and Volkswagen entered into fuel testing agreements with us. In addition, fuel cell developer FuelCell Energy entered into a Fuel Marketing and Offtake Agreement with us.

     During 2000, we entered into a volume license agreement with Ivanhoe and later amended the agreement to a full master license agreement. The license agreement, as amended, no longer contains limitations on the volume of synthetic hydrocarbons which may be produced by Ivanhoe under the agreement and enables Ivanhoe to pursue an unlimited number of gas-to-liquids projects around the world.

     During April of 2000, we recognized $2 million in license revenue reflecting funds previously received as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the expiration of the option. The option lapsed in April 2000, resulting in the recognition of the related revenue.

2000 COMPARED TO 1999

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $1,166,000 in 2000, down $820,000 from 1999 when they were $1,986,000. The decrease was primarily due to reduced funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. Construction of this pilot plant was completed in 1999 and we continued to receive funding for the operation of this pilot plant through June 2000. Testing was completed and the plant was shut down in early July 2000.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $4,758,000 in 2000, up $3,539,000 from $1,219,000 in 1999. The increase was due to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 82 lots from our Houston Project during 2000, compared to our sale of the Santa Rosa land in Kansas City and the sale of 38 lots from our Houston project during 1999. Real estate sales revenues should decrease as the remaining real estate inventory is sold.

     Licensing Revenue. Revenues from license activities were $2,000,000 in 2000 compared to zero in 1999. This increase was a result of our recognition of $2 million in previously deferred license revenue as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory.

     Other Revenue. Other revenues were $84,000 in 2000, down $566,000 from 1999 when they were $650,000. The decrease resulted primarily from the lower parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $3,646,000 in 2000, up $2,822,000 from $824,000 in 1999.
The increase resulted from the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000 and the sale of 82 lots from our Houston Project during 2000 compared to our sale of the Santa Rosa land in Kansas City and the
sale of 38 lots from our Houston project during 1999.   Real estate operating
expense was $250,000 during 2000, down $531,000 from $781,000 in 1999.  This decrease was the result of decreased costs associated with the parking and retail operation of the Reno garage.

     Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $18,520,000 in 2000, up $7,657,000 from 1999 when these expenses were $10,863,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $13,118,000 in 2000, up $2,709,000 from 1999 when these expenses were $10,409,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants and advisors.

     Investment, Interest and Other Income (Expense). Investment, interest and other income increased to $2,358,000 in 2000, up $494,000 from 1999 when this income was $1,864,000. The increase was primarily attributable to higher interest income from increased cash balances and foreign currency exchange gains during 2000 compared to 1999.

     Provision for Income Taxes. Income tax expense was $2,486,000 in 2000 up from zero in 1999. This tax expense was an Australian withholding tax on payments made to the Company by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in both 2000 and 1999 and did not recognize an income tax benefit for such loss.

     Net Income. In 2000, we experienced a loss of $25,168,000. The loss was $8,010,000 higher than 1999 when we experienced a loss of $17,158,000. The increase in the loss is a result of the factors described above.

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

     General and Administrative Expense. General and administrative expenses were $10,409,000 in 1999, up $1,258,000 from 1998 when these expenses were $9,151,000. The increase is attributable primarily to higher wages and salaries resulting from our increased staffing levels, increased rent expense and increased expense for outside consultants.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     As of December 31, 2000, we had $86,497,000 in cash and short-term investments and $5,754,000 in current liabilities. Our long-term debt as of December 31, 2000 was $731,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received in escrow (AUD $12 million which is approximately U.S. $7 million) discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received and the discounted long-term debt amount of $731,000 has been recorded as a reduction in the costs of the related Sweetwater project. The long term debt amount reflected for these proceeds will increase over time as the remaining term of the loan declines.

     Prior to our merger with SLH, our primary sources of liquidity were equity capital contributions and prepaid license fees and our principal liquidity needs were to fund expenditures relating to research and development and pilot plant activities and to fund working capital. At December 31, 2000, we had $2,934,000 in accounts and notes receivable outstanding. We currently have short-term investments of approximately $3,300,000, of which $3,200,000 secures 49.9 percent of a letter of credit for the Powder Basin Partnership in which we are a
49.9 percent investor. We also have $13,744,000 in restricted investments that are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth.

     Cash flows provided by (used in) operations were $5,316,000 in 2000 compared to ($16,599,000) in 1999 and $(12,132,000) in 1998. This increase in cash flows in 2000 was primarily the result of the receipt of $27,520,000 in deferred revenue offset by the recognition of $2,000,000 of previously deferred revenue. Cash flows provided by operations also increased because of the completion of site development for the beginning phases of the Houston Project, the sale of 82 lots from the Houston Project and the sale of the Reno garage. Cash flows provided by (used in) investment activities were $(39,656,000) in 2000 compared to $(4,094,000) in 1999 and $35,242,000 in 1998. The decrease in
2000 resulted primarily from the increased capitalized costs for our Sweetwater project and the increase of restricted funds associated with the Commonwealth of Australia license and loan agreements.

     Cash flows provided by financing activities were $97,539,000 in 2000 compared to $6,028,000 in 1999 and $1,713,000 in 1998. The increase in 2000 was primarily due to the completion of the sale of 5,650,000 shares of common stock pursuant to a public offering in which we received net proceeds of approximately $92,242,000 after the underwriting discount and offering expenses and the receipt of $757,000 in long-term debt under the Commonwealth of Australia loan agreement. We intend to use a substantial portion of these net proceeds to fund our portion of the equity financing for our Sweetwater project. We intend to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development and construction of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

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

INITIAL SPECIALTY PRODUCT GTL PLANT

     We are developing a 10,000 barrel per day specialty product plant, which we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The project is expected to use a fixed tube reactor design which produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs. The plant is also expected to include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture. In February 2000, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia.

     In November 1999, we signed a project development agreement with Tessag, a wholly owned subsidiary of RWE AG, to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to pay liquidated damages up to certain levels in the event certain process and product specifications are not achieved. We currently expect that Tessag will complete the plant design and, subject to completion of plant financing, begin construction in 2001. We expect the plant to be operational in late 2003 or early 2004, although construction of the plant will be subject to the risk of delay inherent in any large construction project.

     The State of Western Australia has announced its intention to assist the Sweetwater project with an AUD $30 million (approximately U.S. $17 million) common use infrastructure package, including a desalinization plant to which our plant will supply steam and from which our plant will receive cooling water. In addition, we have entered into a gas purchase agreement with the North West Shelf Gas Partners, whose members include affiliates of BHP Petroleum, BP, Chevron, Mitsui, Mitsubishi, Royal Dutch Shell and Woodside Energy Ltd. Subject to certain conditions, North West Shelf Gas Partners have agreed to supply the Sweetwater plant with the natural gas required to operate the plant at full capacity for 20 years.

     In August 2000, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD $30 million (approximately U.S. $17 million) deposit, of which AUD $15 million (approximately U.S. $8 million) is held in escrow pending satisfaction of conditions relating to the construction of the Sweetwater project. AUD $20 million (approximately U.S. $11 million) of the license fee may be credited against future site license fees. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three successive advances. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater project, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth.

     In October 2000, we entered into a non-binding letter of intent with Ivanhoe Energy Inc. with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Upon execution of the letter of intent, Ivanhoe funded $2 million of its contemplated contribution for front-end engineering and other project development costs. Under certain circumstances, Ivanhoe Energy would have the right to receive cash flow distributions in excess of 13% if the plant does not meet specified performance targets.

     In June 2000, we entered into a non-binding letter of intent with a subsidiary of Enron with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater project. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater project as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Under certain circumstances, Enron would have the right to receive cash flow distributions in excess of 13% if the plant does not meet specified performance targets.

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

     Consummation of the transactions contemplated by the letters of intent with Ivanhoe and Enron requires the satisfaction of a number of conditions, some of which are not within our control, including Ivanhoe and Enron management approvals, satisfactory completion of due diligence by Ivanhoe and Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letters of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letters of intent.

     In addition to the $2 million contributed by Ivanhoe, the $1 million contributed by Enron and $2 million contributed by Methanex Corporation prior to its withdrawal from the project in May 2000, we have had made a substantial financial contribution toward the development of the Sweetwater project through December 31, 2000, and we expect to continue to make additional financial contributions in the future.

     Tessag recently completed front end engineering and design and has provided us a price quote of $506 million for the engineering, procurement and construction of the Sweetwater plant. The quote includes provision for expanded refining capabilities that will give the plant greater flexibility for a wider range of products than originally contemplated. The quote does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. These costs are yet to be finalized, but could represent a substantial portion of total plant costs. Tessag's price quote may change due to fluctuations in currency exchange rates, but will be converted into a firm, lump sum, dollar denominated contract upon final closing of the financing for the plant. With the quote completed, we are working with Tessag toward finalizing the fixed price EPC contract. However, we can give no assurance that the contract will be finalized. If finalized, the contract may be on terms materially different than the terms currently anticipated. Upon execution of the EPC contract, we can then proceed with completing the debt and equity financing for the project.

     We currently expect the capital costs of the Sweetwater project to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as the equity financing discussed above, together with our own equity contribution. We are currently seeking to finalize the equity investment transactions discussed above and we are exploring sources of debt capital to fund final design and construction. However, we can give no assurance that the necessary capital for this project will be obtained.

CURRENCY RISK

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our funding plan with the Commonwealth of Australia is in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of the Company's subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, and further amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. We do not purchase futures contracts nor do we hold derivative investments. The Company adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No.133 did not have a material effect on its financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had $86,497,000 in cash equivalents and short-term investments in the form of money market instruments and U.S. Treasury securities as of December 31, 2000. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity, which minimizes interest rate risk. The average interest rate on these investments at December 31, 2000 was approximately 6%. We also hold restricted funds in the form of Australian escrow accounts. These funds earn interest at approximately 6% and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to foreign currency exchange between the U.S. and Australian Dollar.

     We expect to conduct a portion of our business in currencies other than the United States dollar. Currently, the functional currency of all our subsidiaries is U.S. currency and our foreign currency risk results in transaction gains and losses that will flow through the income statement. Foreign exchange risk currently relates to two escrow accounts held in Australian dollars in the amount of U.S. $13,744,000 at the end of the reporting period, and to long-term debt held in Australian dollars in the amount of U.S. $731,000 at the end of the reporting period. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of 9%. We also have deferred revenue that is denominated in Australian currency. This deferred revenue was U.S. $16,680,000 at the end of the reporting period. These restricted funds, long-term debt, discount and deferred revenue will be converted to U.S. dollars for financial reporting at the end of every reporting period. To the extent that there are gains or losses these will be shown in our income statement.

     We do not purchase futures contracts nor do we purchase or hold any derivative financial instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated January 19, 2001, are set forth on pages F-1 through F-16 hereof. See Item 14 for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive proxy statement for our 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2000.

     Certain information with respect to our executive officers is set forth in
Item I of this annual report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (A)(1)  FINANCIAL STATEMENTS


         CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2000:

Report of Independent Public Accountants                                                     F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999                                 F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 2000            F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2000  F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000            F-5
Notes to Consolidated Financial Statements                                                   F-6


     (A)(2)     FINANCIAL STATEMENT SCHEDULES

     All schedules and other statements for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

     (A)(3)     EXHIBITS

     Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:



 NO.     DESCRIPTION OF EXHIBIT
----     -----------------------
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

+10.2     Form of Amended and Restated Indemnification Agreement between
Syntroleum and each of its officers and directors

 +*10.3     1993 Stock Option and Incentive Plan of Syntroleum (incorporated by reference to Appendix E to the Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on July 6, 1998).

 +*10.4     Stock Option Plan for Outside Directors of Syntroleum (incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on July 6, 1998).

*10.5     Purchase Agreement dated January 12, 1998 by and between Syntroleum and Enron Capital & Trade Resources Corp.  (incorporated by reference to Exhibit
10.14 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

 +*10.6     Amended and Restated Employment Agreement between Syntroleum and
Kenneth L. Agee (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.7     Amended and Restated Employment Agreement between Syntroleum and
Mark A. Agee (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.8     Amended and Restated Employment Agreement between Syntroleum and
Charles A. Bayens (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253))

 +*10.9     Amended and Restated Employment Agreement between Syntroleum and
Eric Grimshaw (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.10     Amended and Restated Employment Agreement between Syntroleum and
Peter V. Snyder, Jr. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.11     Amended and Restated Employment Agreement between Syntroleum and
Randall M. Thompson (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.12     Amended and Restated Employment Agreement between Syntroleum and
Larry Weick (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.13     Master Preferred License Agreement dated September 25, 1996 between
Syntroleum and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit
10.22 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.14     Master Preferred License Agreement dated March 7, 1997 between
Syntroleum and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.15     Master Preferred License Agreement dated April 10, 1997 between
Syntroleum and Atlantic Richfield Company (incorporated by reference to Exhibit
10.24 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.16     Volume License Agreement dated August 1, 1997 between Syntroleum and
YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.17     Volume License Agreement dated February 4, 1998 between Syntroleum and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.18     Volume License Agreement dated January 12, 1998 between Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit
10.27 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.19     Site License Agreement dated January 12, 1998 between Syntroleum and
Syntroleum/Sweetwater Company, L.L.C. (incorporated by reference to Exhibit
10.28 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.20     Facilities Sharing and Interim Services Agreement dated February 28,
1996 between Seafield Capital Corporation and SLH (incorporated by reference to
Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.21     Lab Holdings, Inc. Facilities Sharing and Interim Services Agreement
dated June 1, 1998 between SLH and Syntroleum (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.22     Tax Sharing Agreement dated February 28, 1996 between Seafield
Capital Corporation and SLH (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

+*10.23     SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10/A of the Company for the year ended December 31, 1997).

 +*10.24     Form of Employment Agreements with certain executive officers of
SLH (incorporated by reference to Exhibit B to Exhibit 2(a) to Form 10/A of the Company dated February 3, 1997).

 +*10.25     Form of Option Agreement with certain executive officers under the
SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

 +*10.26     Form of Option Agreement with directors under the SLH Corporation
1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31, 1997).

 +*10.27     Form of Consent to Adjustment to Option Agreements called for by
Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

 +*10.28     Certified copy of resolutions approving a certain bonus arrangement for James R. Seward (incorporated by reference to Exhibit 10(g) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31,
1997).

 +*10.29     Employment Agreement between Syntroleum and Paul F. Schubert dated
May 15, 1999 (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

 +*10.30     Employment Agreement between Syntroleum and Carla S. Covey dated
March 22, 1999 (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

 +*10.31     Employment Agreement between Syntroleum and Michael L. Stewart dated March 22, 1999 (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.32     License Agreement dated April 26, 2000 between Syntroleum
Corporation and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
2000).

*10.33     License  Agreement  dated August 2, 2000 between Syntroleum
Corporation and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.34     License  Agreement  dated  August  3, 2000 between Syntroleum
Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.35     A$Loan  Agreement  dated  August  3,  2000 between Syntroleum
Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.36     Deposit  Agreement  dated  August  3, 2000 between Syntroleum
Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.37     Deposit  Agreement  dated  August  3, 2000 between Syntroleum
Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.38     Letter  Agreement  dated  August 3, 2000 between Syntroleum
Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.39     Amendment No. 1 to Volume License Agreement dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

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

____________________

*  Incorporated by reference as indicated.
+  Compensatory plan or arrangement.

     (B) REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SYNTROLEUM  CORPORATION


Dated:  March  19,  2001                          By:  s/  Mark  A.  Agee
                                                       ------------------
                                                           Mark  A.  Agee
                                                     President  and  Chief
                                                        Operating  Officer



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


       Name                                           Capacity                                           Date
       ----                                           --------                                           ----

                            Chairman and Chief Executive Officer  (Principal Executive Officer)
s/ Kenneth L. Agee                                                                                  March 19, 2001
------------------------
Kenneth L. Agee
                            Vice President and Chief Financial Officer (Principal Financial Officer)
s/ Randall M. Thompson                                                                              March 19, 2001
------------------------
Randall M. Thompson

s/ Carla S. Covey           Controller (Principal Accounting Officer)                               March 19, 2001
------------------------
Carla S. Covey

s/ Mark A. Agee             Director                                                                March 19, 2001
------------------------
Mark A. Agee

s/ Alvin R. Albe, Jr.       Director                                                                March 19, 2001
------------------------
Alvin R. Albe, Jr.

s/ Frank M. Bumstead        Director                                                                March 19, 2001
------------------------
Frank M. Bumstead

s/ Robert A. Day            Director                                                                March 19, 2001
------------------------
Robert A. Day

s/ P. Anthony Jacobs        Director                                                                March 19, 2001
------------------------
P. Anthony Jacobs

s/ Robert B. Rosene, Jr.    Director                                                                March 19, 2001
------------------------
Robert B. Rosene, Jr.

s/ James R. Seward          Director                                                                March 19, 2001
------------------------
James R. Seward

s/ J. Edward Sheridan       Director                                                                March 19, 2001
------------------------
J. Edward Sheridan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To  the  Board  of  Directors  and
Stockholders  of  Syntroleum  Corporation:


We have audited the accompanying consolidated balance sheets of Syntroleum Corporation and subsidiaries (a Delaware corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                              ARTHUR  ANDERSEN  LLP


Tulsa,  Oklahoma
January  19,  2001

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                         December 31, December 31,
                                                            2000          1999
                                                         -----------  ------------
                                    ASSETS

CURRENT ASSETS:


Cash and cash equivalents                                    $83,150    $20,316
Short-term investments                                         3,347      3,565
Accounts and notes receivable                                    572      1,193
Other current assets                                             407        365
                                                           ---------  ---------
Total current assets                                          87,476     25,439

REAL ESTATE HELD FOR SALE                                        -        2,665
REAL ESTATE UNDER DEVELOPMENT                                 3, 340      3,349
INVESTMENTS                                                      959      1,104
RESTRICTED CASH                                               13,744        -
PROPERTY AND EQUIPMENT, net                                   31,274      6,442
NOTES RECEIVABLE                                               2,362        297
OTHER ASSETS, net                                                723        295
                                                           ---------  ---------
                                                            $139,878    $39,591
                                                           ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                              $5,178     $2,188
Accrued liabilities                                              576        453
                                                           ---------  ---------
Total current liabilities                                      5,754      2,641

LONG-TERM DEBT                                                   731         -
OTHER NONCURRENT LIABILITIES                                      29         94
DEFERRED REVENUE                                              35,680     11,000
MINORITY INTERESTS                                             2,936      1,024
COMMITMENTS AND CONTINGENCIES
                                                           ---------  ---------
Total liabilities                                             45,130     14,759
                                                           =========  =========

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized,
no shares issued                                                -          -
Common stock, $0.01 par value, 150,000 shares authorized,
40,812 and 34,669 shares issued in 2000 and 1999,
respectively, including shares in treasury                       408        347
Additional paid-in capital                                   163,858     68,935
Notes receivable from sale of common stock                      (599)      (699)
Accumulated deficit                                          (68,842)   (43,674)
                                                            ---------  ---------
                                                              94,825     24,909
Less-treasury stock, 7,675 shares in
2000 and 1999, respectively                                      (77)       (77)
                                                            ---------  ---------
Total stockholders' equity                                    94,748     24,832
                                                            ---------  ---------
                                                            $139,878    $39,591
                                                            =========  =========

     The accompanying notes are an integral part of these consolidated balance sheets.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                        For the Year Ended December 31,
                                                       --------------------------------

                                                         2000        1999         1998
                                                       --------    ---------    --------
REVENUES:
Joint development revenue                                $1,166     $1,986     $1,779
Real estate sales                                         4,758      1,219      2,416
Licensing                                                 2,000        -          -
Other                                                        84        650        284
                                                        ----------   --------  ------
Total revenues                                            8,008      3,855      4,479
                                                       -----------  --------   ------
COSTS AND EXPENSES:
Cost of real estate sales                                 3,646        824      2,387
Real estate operating expense                               250        781        267
Pilot plant, engineering and research and development    18,520     10,863      5,693
General and administrative                               13,118     10,409      9,151
                                                       ---------- ----------  -------

INCOME (LOSS) FROM OPERATIONS                           (27,526)   (19,022)   (13,019)

INVESTMENT AND INTEREST INCOME                            4,432      1,681      1,159
FOREIGN CURRENCY EXCHANGE                                   365         -          -
OTHER INCOME (EXPENSE)                                      (17)       154        118
                                                       ---------- ----------  -------

INCOME (LOSS) BEFORE MINORITY INTERESTS
AND INCOME TAXES                                        (22,746)   (17,187)   (11,742)

MINORITY INTERESTS                                           64         29         31
INCOME TAXES                                             (2,486)       -          -
                                                       ---------- ----------  -------

NET INCOME (LOSS)                                      $(25,168)  $(17,158)  $(11,711)
                                                       ========  ==========  ========

NET INCOME (LOSS) PER SHARE -
Basic and diluted                                        $(0.84)    $(0.64)    $(0.46)
                                                       ========  ==========  ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                              30,107     26,906     25,467
                                                       ========  ==========  ========


  The accompanying notes are an integral part of these consolidated statements.

                                       SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (in thousands)


                                                               Notes
                                Common Stock     Additional   Receivable                           Total
                                   Number         Paid-in    From Sale of  Accumulated Treasury  Stockholders'
                                of Shares  Amount Capital   Common Stock   Deficit      Stock      Equity
                              --------------------------------------------------------------------------------

BALANCE, December 31, 1997         24,502   $245   $14,028   $(699)       $(14,805)  $(11)        $(1,242)
RETIREMENT OF TREASURY STOCK           (2)     -       (11)     -              -       11             -
MERGER WITH SLH CORPORATION        10,075    101    48,891      -              -      (77)         48,915
NET INCOME (LOSS)                      -      -         -        -         (11,711)     -         (11,711)
                                   -------  ----  ---------  ------       ---------  -----       ---------
BALANCE, December 31, 1998         34,575    346    62,908    (699)        (26,516)   (77)         35,962
SETTLEMENT OF MERGER CONTINGENCY       -      -      5,997      -             -         -           5,997
STOCK OPTIONS EXERCISED                94      1        30      -             -         -              31
NET INCOME (LOSS)                     -       -       -         -          (17,158)    -          (17,158)
                                   -------  ----  ---------  ------       ---------  -----       ---------
BALANCE, December 31, 1999         34,669    347    68,935    (699)        (43,674)   (77)         24,832
STOCK OPTIONS EXERCISED               499      5     2,513      -              -        -           2,518
CONSULTANT OPTIONS GRANTED            -        -       302      -             -         -             302
OTHER                                  (6)     -      (134)    100             -        -             (34)
COMMON STOCK ISSUANCE               5,650     56    92,242      -              -        -          92,298
NET INCOME (LOSS)                     -      -        -         -          (25,168)     -         (25,168)
                                   -------  ----  ---------  ------      ---------  -----       ---------
BALANCE, December 31, 2000         40,812   $408  $163,858   $(599)       $(68,842)  $(77)        $94,748
                                   =======  ====  ========   ======       =========  =====      =========

  The accompanying notes are an integral part of these consolidated statements.

                         SYNTROLEUM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)



                                                                For the Year Ended December 31,
                                                               -------------------------------
                                                                2000         1999         1998
                                                                ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $(25,168)  $(17,158)  $(11,711)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operations:
Minority interest in subsidiaries                                   (87)      (313)       (31)
Depreciation and amortization                                       993        676        306
Non-cash compensation expense                                       302         -          -
Equity in affiliates                                                145       (141)        (8)
Changes in real estate held for sale and under development        2,674       (170)     1,545
Changes in assets and liabilities--
Accounts and notes receivable                                    (1,609)      (333)       466
Other assets                                                       (502)       206       (362)
Accounts payable                                                  2,990        823        348
Accrued liabilities and other                                        58       (189)    (2,685)
Deferred revenue                                                 25,520        -          -
                                                               --------    --------  ---------

Net cash provided by (used in) operating activities               5,316    (16,599)   (12,132)
                                                               --------    --------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                              (25,793)    (3,881)    (2,173)
Increase in restricted cash                                     (14,081)       -          -
Changes in investments and distributions from investment funds      218       (213)    37,415
                                                               --------    --------  ---------

Net cash provided by (used in) investing activities             (39,656)    (4,094)    35,242
                                                               --------    --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises          94,782         31          -
Minority interest investment                                      2,000         -       1,000
Proceeds from issuance of long-term debt                            757         -          -
Settlement of merger contingency                                     -       5,997        -
Cash received from merger                                            -          -         713
                                                               --------    --------  ---------

Net cash provided by financing activities                        97,539      6,028      1,713
                                                               --------    --------  ---------

FOREIGN EXCHANGE EFFECT ON CASH                                    (365)        -          -
                                                               --------    --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             62,834    (14,665)    24,823
CASH AND CASH EQUIVALENTS, beginning of period                   20,316     34,981     10,158
                                                               --------    --------  ---------

CASH AND CASH EQUIVALENTS, end of period                        $83,150    $20,316    $34,981
                                                               =========  =========  =========



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

     The Company's current focus is to further demonstrate the commercial viability of its proprietary technology. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the operation of a pilot plant located at ARCO's refinery in Cherry Point, Washington. The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater project.

     On August 7, 1998, the Company's predecessor, Syntroleum Corporation, merged with SLH Corporation, ("SLH"). This merger was accounted for as a reverse acquisition. The results of operations of SLH have been included in the results of Syntroleum since completion of the merger with SLH. Unaudited pro forma results of operations for the year ended December 31, 1998, as though the merger with SLH had occurred at January 1, 1998, are presented below. The pro forma results of operations are not necessarily indicative of the actual operating results had the transaction been consummated at the beginning of the period presented below or in future operating results of the combined operations:

                                           1998
                                      --------------
                                      (in thousands)
Revenues                             $       12,028
Net income (loss)                            (7,771)
Basic and diluted
  Earnings (loss) per share          $        (0.31)

OPERATIONS

     The construction of GTL plants will require significant capital expenditures. The Company's other efforts to commercialize the Syntroleum
Process will also involve significant expenditures.   The Company has an
effective registration statement for the proposed offering from time to time of shares of common stock for an aggregate initial offering price of $21,125,000. The Company intends to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20% to 50% in which Syntroleum does not have a controlling interest are accounted for by the equity method. Investments in affiliated companies of less than 20% are accounted for by the cost method.

REVENUE RECOGNITION

     The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the Company's joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 17).
All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

     The Company recognizes revenue on the sale of license agreements by recording 50% of the license fee deposit as revenue when: (1) the license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee's initial licensed plant. Since 50% of the license fee deposit is subject to the Company's indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit is recorded as deferred revenue in the consolidated balance sheets and will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. During 2000, the Company recognized $2 million as revenue related to an expired option agreement. As of December 31, 2000, the Company
has deferred all amounts received related to license   agreements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

REAL ESTATE

     Real estate sales are recognized when consummated. Profit is recognized using the full accrual method when the down payment, continuing investment, and transfer of risk criteria have been satisfied. Payments received from buyers prior to recording of a sale are recorded as deposits. Real estate rentals and other revenues are accrued in the period earned.

     Real estate is valued at lower of cost, including development costs, or market. Development costs that are incurred during the period of development or construction are capitalized. Capitalized costs are charged to expense as properties are sold.

     During 2000, the Company sold its remaining tract of land in Corinth, Texas for $36,000 and its parking garage in Reno, Nevada for $3,059,000 (See Note 6). The Company also sold 82 lots in Houston for $1,663,000. These assets were acquired in the Company's merger with SLH.

SHORT -TERM INVESTMENTS

     Short-term investments consist of U.S. Treasury securities and debt obligations of U.S. Government agencies with original maturities between three and twelve months. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation at each subsequent balance sheet date. At December 31, 2000 and 1999, the Company's investment portfolio consisted of debt securities classified as held-to-maturity and trading securities presented at amortized cost and fair value, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company makes assessments of impairment on a project-by-project basis. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues of a project. No impairment provisions were required in 2000, 1999 or 1998.

SEGMENTS

     The Company has certain real estate assets that it acquired in the merger with SLH. Management's intent is to liquidate these assets and it does not intend to acquire additional real estate holdings. The Company's primary operation is to commercialize its proprietary technology. Accordingly, management views the Company as having only one segment.

EARNINGS PER SHARE

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 3,114,347, 2,721,925 and 2,131,839 shares of common stock at an average exercise price of $10.43, $7.44 and $7.44 were not included in the computation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, as inclusion of such options would be anti-dilutive.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation. Such reclassifications did not impact net income (loss).

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS No. 133, as amended by SFAS No. 137, and further amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. However, companies may elect to adopt SFAS No. 133 prior to that date. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company does not purchase futures contracts nor does it hold derivative investments. The Company adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No.133 did not have a material effect on its financial statements.

2.  INVESTMENTS:

     At December 31, 2000, the Company had a 4.34% interest in a hotel partnership in Tulsa, Oklahoma having a carrying value of $100,000. The Company also owns a 3.61% investment in a privately held venture capital limited partnership having a carrying value of $476,000 and an investment in a developer of a proprietary bone substitute technology, which has a carrying value of $565,000 at December 31, 2000. These assets were acquired in the Company's merger with SLH.

     The Company has a 49.9% interest in a partnership that owns a shopping center located in Gillette, Wyoming having a carrying value of ($181,000). This asset was acquired in the Company's merger with SLH. The Company has guaranteed debt (with an unpaid balance of $5,635,000 at December 31, 2000) of the shopping center partnership. Because the Company has guaranteed this debt, the investment is carried below zero to reflect the Company's pro rata share of the partnership's deficit. The Company's obligation is secured by a $3.2 million U.S. Agency note. Summary financial information of the shopping center partnership is shown below:



                             For the Year Ended
                               December 31,
                         ----------------------
                         2000     1999     1998
                         ----------------------
                             (in thousands)

Results of Operations


Revenue                   $878     $830     $798
Gross profit               501      466      446
Net earnings               155      283       71

                               December 31,
                         ----------------------
                         2000     1999     1998
                         ----------------------
                             (in thousands)
Financial Position
Current assets          $1,042   $1,303   $1,193
Real estate              4,122    4,357    4,343
Other assets               186      210      189
                       -------- -------   ------
                        $5,350   $5,870   $5,725
                       ======== =======   ======

Short-term borrowings     $210     $195     $175
Current liabilities         81      114       77
Long-term borrowings     5,425    5,635    5,830
                      -------- -------   ------
                         5,716    5,944    6,082
Partnership deficit       (366)     (74)    (357)
                       -------- -------   ------
                        $5,350   $5,870   $5,725
                       ======== =======    ======


3.  RESTRICTED CASH:

     Restricted cash consist of funds held in two escrow accounts denominated in Australian dollars and carried at fair value. These restricted funds are held in the Company's name in a custodian account with a major Australian financial institution and are restricted as to withdrawal (see Notes 7 and 9). These funds are restricted as to use and can only be withdrawn with a valid drawdown notice signed by both the Company and the Commonwealth of Australia after certain conditions have been met related to the Sweetwater project. The Company has sole rights to all interest earned on these escrow balances, except after notice of default by the Company on the note.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income.
Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to thirty-nine years. Property and equipment consist of the following:


                                  December 31,
                                 --------------
                                 2000      1999
                                 --------------
                                 (in thousands)


Furniture and office equipment  $3,341   $2,549
Property                           840      840
Land                               118      118
Leasehold improvements             355      341
Construction in progress        28,675    3,688
                               -------   ------
                                33,329    7,536
Less-accumulated depreciation    2,055    1,094
                               -------   ------
                               $31,274   $6,442
                               =======   ======


5.  NOTES RECEIVABLE FROM SALE OF COMMON STOCK:

     Notes receivable from the sale of common stock consists of notes receivable from officers for the purchase of common stock in the Company. During 2000, notes totaling $100,000 and accrued interest were repaid. This payment was made in the form of the Company's common stock, which was received by the Company and later retired. The remaining notes bear interest at the rate of 6.10%, mature in May 2004, and are secured by the pledge of the Company's common stock.

6.    NOTES RECEIVABLE:

     In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and the balance in the form of a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation ("FRI") doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to assume these obligations and continue making these payments until the sale of the parking garage. The Company's deed of trust contains a "due on sale" provision until the note is paid. After the note is paid, the Company's deed of trust remains in effect to secure Fitzgeralds' performance of its obligations under the ground lease and provides that any assignee of Fitzgeralds in the event of the sale of the parking garage must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease.

7.     LONG-TERM DEBT:

     In August 2000, a wholly-owned subsidiary of the Company entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth will make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company has agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow will be returned to the Commonwealth.

During 2000, the Commonwealth made the first advance of AUD $12 million (approximately U.S. $7 million) under the loan agreement. The funds were placed in the escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date at the end of the third quarter. The long-term debt amount reflects cash loan proceeds received in escrow (AUD $12 million which is approximately U.S. $7 million) discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received and the discounted long-term debt amount of $731,000 has been recorded as a reduction in the cost of the related property, plant and equipment. The long-term debt amount reflected for these proceeds will increase over time as the remaining term of the loan declines.

8.     MINORITY INTERESTS:

     During 2000, the Company entered into a letter of intent with Ivanhoe Energy, Inc. ("Ivanhoe") providing for Ivanhoe to participate in the Company's Sweetwater project. Ivanhoe is a Canadian oil and natural gas exploration and development company. Ivanhoe has funded $2 million for pre-construction engineering and other project development costs and, upon execution of definitive agreements, will acquire a 13% equity position in the project for an additional $19 million. Ivanhoe would have the right to receive cash flow from distributions in excess of 13% if the Sweetwater project does not meet specified performance targets.

     Also during 2000, the Company entered into a non-binding letter of intent with a subsidiary of Enron Corp. ("Enron") with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater project. Under the letter of intent, upon execution of definitive agreements, Enron would receive a $1 million credit toward its investment in the Sweetwater plant as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Enron would have the right to receive cash flow distributions in excess of 13% if the Sweetwater project does not meet specified performance targets.

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

     Consummation of the transaction contemplated by the letters of intent with Ivanhoe and Enron requires the satisfaction of a number of conditions, some of which are not within the Company's control, including Ivanhoe and Enron management approvals, satisfactory completion of due diligence by Ivanhoe and Enron, funding of commitments with respect to other debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letters of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letters of intent.

     The Company also received $2 million from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater project. These funds were received pursuant to a letter of intent with Methanex that provided for the contribution by Methanex of an additional $43 million in exchange for an equity interest in the Sweetwater project, subject to the execution of definitive agreements and the satisfaction of certain conditions. Subsequently, Methanex informed the Company that it was terminating further participation in the Sweetwater plant. The $2 million contribution was recorded as a reduction in engineering costs for the Sweetwater plant during the second quarter of 2000.

9.  LICENSING ACTIVITY:

     In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia. This license provides the Commonwealth the right to utilize Syntroleum's proprietary gas-to-liquids technology to convert natural gas to synthetic liquid hydrocarbons, which can be refined into ultra clean fuels. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $17 million), half of which is being held in escrow and will be distributed to the Company upon satisfaction of certain conditions relating to the construction of the Sweetwater project. Should the conditions not be fully satisfied by August 2004, any license proceeds remaining in escrow will be returned to the Commonwealth.

     In October 2000, the Company modified its existing volume license agreement with Ivanhoe to a master license agreement. The license agreement, as amended, no longer contains limitations on the volume of synthetic hydrocarbons which may be produced by Ivanhoe under the agreement and enables Ivanhoe to pursue an unlimited number of gas-to-liquids projects around the world.

      Also during 2000, the Company recognized $2 million in license revenue reflecting funds previously received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. Revenue received upon the grant of this option was deferred until the earlier of the licensee exercising the option or the expiration of the
option.   The option lapsed in April 2000, resulting in the recognition of the related revenue.

10.  PUBLIC OFFERING:

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

11.  INCOME TAXES:

     The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $62 million at December 31, 2000. In connection with the Company's merger with SLH, the Company obtained NOLs of approximately $17.6 million and capital loss carry-forwards of approximately $4.6 million. These carry-forwards generally begin to expire in 2004.

     The Company recognizes the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry-forward period. The Company's management has concluded that, based solely on the criteria of SFAS No. 109 "Accounting for Income Taxes" and the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred tax asset.

     The Company has not recorded an income tax provision or benefit for the years ended December 31, 2000, and 1999. This differs from the amount of income tax benefit that would result from applying the 34% statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $11,983,000, $9,690,000 and $13,177,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

     Deferred taxes consist of the following:

                                                      December 31,
                                                   -----------------
                                                   2000         1999
                                                   -----------------
                                                     (in thousands)
Deferred tax assets:

NOL carry-forwards                                 $23,637    $19,304
Capital loss carry-forwards                          1,614      1,614
Research and development credit                      1,826        973
Deferred revenue                                     6,968      1,710
Other                                                4,633      3,463
                                                  --------    -------
                                                    38,678     27,064
Deferred tax liabilities:
Depreciation                                           (80)      (288)
Other                                                 (169)      (330)
                                                  --------    -------
Net deferred tax asset before valuation allowance   38,429     26,446
Valuation allowance                                (38,429)   (26,446)
                                                  --------    -------
Net deferred tax assets                            $    -     $     -
                                                  ========    =======

     During 2000, the Company made Australian withholding tax payments in the amount of $2,486,000 for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth's payment of the initial license fee under the license agreement and the Commonwealth's first advance under the loan agreement. Under the Australian tax treaty with the U.S., the payor is required to withhold 10% on Australian sourced revenue and to remit it to the Australian tax authorities.

12.  SUPPLEMENTAL CASH FLOW INFORMATION:

     During 1998, the Company's merger with SLH was accounted for as a non-cash
investing activity.   In conjunction with the merger with SLH, the following
assets were acquired and liabilities assumed (in thousands):


Cash                        $   713
Short-term investments       40,550
Real estate held for sale
     and under development    7,387
Other assets                  2,719
Liabilities assumed          (2,454)
                            --------
  Equity issued             $48,915
                            ========



13.  COMMITMENTS:

     The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire over the next several years. Rental expense was $866,000 in 2000, $1,246,000 in 1999 and $614,000 in
1998. Total future minimum lease payments under these agreements as of December 31, 2000 are as follows:
                                 Year         Amount
                                --------------------
                                   (in thousands)
                                 2001          1,069
                                 2002            907
                                 2003            382
                                 2004            343
                                 2005            332
                            Thereafter         5,839

     The Company has entered into employment agreements which provide severance
benefits to several key employees.   Commitments under these agreements totaled
approximately $4,634,000 at December 31, 2000.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values of the Company's financial instruments at December 31 are summarized as follows:


                                      2000                 1999
                            ----------------------  -------------------
                             Carrying   Estimated   Carrying  Estimated
                              Amount    Fair Value   Amount  Fair Value
                            ----------------------  -------------------
                                            (in thousands)


Cash and cash equivalents      $83,150  $83,150   $20,316   $20,316
Short-term investments           3,347    3,347     3,565     3,565
Accounts receivable                572      572     1,193     1,193
Investments                        959      959     1,104     1,104
Restricted cash                 13,745   13,745       -         -
Notes receivable                 2,362    2,607       161       161
Notes receivable from sale of
common stock                       599      599       699       699


     The fair value of the cash and cash equivalents, restricted cash, short-term investments and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable were calculated by discounting scheduled cash flows using estimated market discount rates. The investments were acquired in the merger and, at the time of the merger, were valued at market. No significant changes in the estimated fair value have occurred since the merger.

15.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

     At December 31, 2000 and 1999, all marketable securities were classified as held-to-maturity and trading securities. Held-to-maturity investments were carried at amortized cost and trading securities were carried at fair value. During 2000 and 1999, no securities classified as held-to-maturity or trading securities were transferred out of held-to-maturity or trading securities. Investments consisted of the following at December 31(in thousands):



                          AMORTIZED MARKET    AMOUNT ON      UNREALIZED     UNREALIZED
                            COST     VALUE   BALANCE SHEET  HOLDING GAINS  HOLDING LOSSES
                         ----------------------------------------------------------------
2000
TRADING SECURITIES
Equity Securities             $663     $107      $107        $-               $556

HELD-TO-MATURITY
U.S. Government Securities  $3,240   $3,240    $3,240        $-               $-

1999
TRADING SECURITIES
Equity Securities             $663     $415      $415        $-               $248

HELD-TO-MATURITY
U.S. Government Securities $16,243  $16,243   $16,243        $-               $-


16.  STOCK OPTIONS:

     The Company maintains stock option and incentive plans for employees and directors and has reserved 4,644,122 shares of common stock for issuance under the employee and director plans including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (269,938 as of December 31, 2000) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than

100% of fair market value at the date of grant. Options granted vest at a rate determined by the Compensation Committee of the Company's Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 2000, 282,619 shares were available for granting future options.

     The  number  and  exercise  price  of stock options granted are as follows:

                                   Shares     Weighted
                                    Under     Average Price
                                   Option     Per Share
                                   ---------  -------

OUTSTANDING AT DECEMBER 31, 1997     701,706   $6.95
SLH options from merger              974,400    3.19
Fractional share payout                  (19)   6.94
Granted at market price              445,430   16.70
Granted at price exceeding market     32,247   20.28
Expired                              (21,925)  10.42
                                   ----------  ------

OUTSTANDING AT DECEMBER 31, 1998   2,131,839    7.44
Granted at market price              736,351    6.89
Granted at price exceeding market     35,000    7.57
Exercised                           (101,694)   1.06
Expired                              (79,571)  10.48
                                   ----------  ------
OUTSTANDING AT DECEMBER 31, 1999   2,721,925    7.44

Granted at market price              908,955   16.26
Granted at price exceeding market     58,284   12.37
Exercised                           (506,331)   5.16
Expired                              (68,486)   9.59
                                   ---------- ------
OUTSTANDING AT DECEMBER 31, 2000    3,114,347 $10.43
                                   ========== ======


The following is a summary of stock options outstanding as of December 31, 2000:




                    Options Outstanding         Options Exercisable
---------------------------------------------   -------------------------
                                         Weighted                Weighted
                               Weighted  Average                Average
    Range of         Options   Average  Remaining    Options    Exercise
Exercise Price     Outstanding Exercise Contractual  Exercisable   Price
                                Price     Life                  Per Share
-------------------------------------------------------------------------

3.19   -     $3.19    682,850    3.19      2.60       682,850      3.19
5.75   -     $6.88    714,904    6.66      7.87       311,171      6.37
7.25   -    $15.44    597,604   10.74      7.24       402,036     10.60
15.75  -    $16.38    612,899   16.36      9.75        12,899     15.75
16.75  -    $20.29    506,090   17.97      7.83       180,171     18.54
                     ---------  ------             ----------    -----
                    3,114,347  $10.43               1,589,127     $7.53
                    ---------  ------              ----------     -----

     The Company applies the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS No. 123, the following disclosures are presented to reflect the Company's pro forma net income (loss) for the three years ended December 31, 2000 as if the fair value method of accounting prescribed by SFAS No. 123 had been used. Had compensation cost for the Company's stock option plan been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:

                                     December 31,
                           --------------------------------
                           2000          1999          1998
                           --------------------------------
                        (in thousands, except per share data)

NET INCOME (LOSS):

As reported               $(25,168)  $(17,158)    $(11,711)
Pro forma                 $(28,610)  $(19,632)    $(14,175)
BASIC AND DILUTED INCOME
(LOSS) PER SHARE:
As reported                $(0.84)    $(0.64)      $(0.46)
Pro forma                  $(0.95)    $(0.73)      $(0.56)




     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average per share fair value at date of grant for options granted during 2000, 1999 and 1998 was $12.32, $5.82 and $10.60 per share, respectively. Prior to the Company's merger with SLH on August 7, 1998, the Company was a privately held corporation and used the minimum value method with the following assumptions during 1997: dividend yield of 0%, risk-free interest rate of 5.60% to 6.83%, and expected lives of 5 to 10 years. During 1997 and prior to the merger in 1998, volatility was assumed to be 0%. The fair values of options granted since the merger have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2000          1999       1998
                                          --------------------------------
              Expected dividend yield       0%            0%         0%
              Expected volatility          98%           83%       124%
              Risk-free interest rate     5.78%         5.07%      5.47%
              Expected life               5 yrs.       9.77 yrs.  9.66 yrs.

     Subsequent to December 31, 2000, the Company granted 225,413 options to purchase shares of common stock to employees at an average exercise price of $14.88 and the Company amended the employee stock option plan to reserve 5,000,000 shares for issuance under the plan.


17.     SIGNIFICANT CUSTOMERS:

     Substantially all of the Company's joint development revenue for the three years ended December 31, 2000 was from several major oil companies for joint development work conducted in the Company's research and development facilities and at the pilot plant located at ARCO's Cherry Point Refinery in Cherry Point, Washington and in connection with the conduct of several feasibility studies. The testing in the laboratories under these agreements was completed in
September 2000.   In addition, the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia since 1996. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $36 million and rights to certain technologies in connection with these license agreements. The Company also received from a licensee a separate nonrefundable payment of $2 million for options to add certain geographic areas not covered by the applicable license agreement. The amounts received under license agreements have been recorded as deferred revenue at December 31, 2000 and 1999. During 2000, the Company recognized $2 million in license revenue reflecting funds previously received by the Company as payment for an option granted to a licensee to acquire the right to use the Syntroleum Process in certain additional geographic areas not included in the original licensed territory. The option lapsed in April 2000, resulting in the recognition of previously deferred revenue.

     Under these license agreements, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum Process. Generally, the amount of the license fee for site licenses issued under the Company's master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of
(i) the annual maximum design capacity of the plant, (ii) an assumed life of the plant, and (iii) the Company's per barrel rate. Initial cash deposits under the Company's license agreement are credited against future site license fees (See Note 1).

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

18.  STOCKHOLDER RIGHTS PLAN:

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