Form 10-Q
period 2001-03-31
SYNTROLEUM CORP
filed 2001-05-11
CIK 1029023

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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
                                              ---      ---


     At April 13, 2001, the number of outstanding shares of the issuer's common stock was 33,157,834.

                            SYNTROLEUM CORPORATION
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.   Financial Statements.
          Unaudited Consolidated Balance Sheets as of  March 31, 2001 and
               December 31, 2000......................................................     1
          Unaudited Consolidated Statements of Operations for the three month
               periods ended March 31, 2001 and 2000..................................     2
          Unaudited Consolidated Statements of Stockholders' Equity for the three
               month period ended March 31, 2001......................................     3
          Unaudited Consolidated Statements of Cash Flows for the three month
               periods ended March 31, 2001 and 2000..................................     4
          Notes to Unaudited Consolidated Financial Statements........................     5
Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................     6
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................    14

                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................    16
Item 2.   Changes in Securities and Use of Proceeds...................................    16
Item 3.   Defaults Upon Senior Securities.............................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........................    16
Item 5.   Other Information...........................................................    16
Item 6.   Exhibits and Reports on Form 8-K............................................    16
SIGNATURES............................................................................    17
INDEX TO EXHIBITS.....................................................................    18

                          FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process including the Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, anticipated costs to make products from these plants, the economic construction and operation of gas-to-liquids plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our recent public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 2000.

     As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                      March 31,                 December 31,
                                                                                        2001                        2000
                                                                               ----------------------      ----------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................................                 $ 70,915                    $ 83,150
     Short-term investments.................................................                    3,445                       3,347
     Accounts and notes receivable..........................................                      682                         572
     Other current assets...................................................                      372                         407
                                                                               ----------------------      ----------------------
          Total current assets..............................................                   75,414                      87,476

REAL ESTATE UNDER DEVELOPMENT...............................................                    3,006                       3,340
INVESTMENTS.................................................................                      971                         959
RESTRICTED CASH.............................................................                   12,205                      13,744
PROPERTY AND EQUIPMENT, net.................................................                   34,395                      31,274
NOTES RECEIVABLE............................................................                    2,353                       2,362
OTHER ASSETS, net...........................................................                      846                         723
                                                                               ----------------------      ----------------------
                                                                                             $129,190                    $139,878
                                                                               ======================      ======================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.......................................................                 $  2,577                    $  5,178
     Accrued liabilities....................................................                      493                         576
                                                                               ----------------------      ----------------------
          Total current liabilities.........................................                    3,070                       5,754

LONG-TERM DEBT..............................................................                      655                         731
OTHER NONCURRENT LIABILITIES................................................                       28                          29
DEFERRED REVENUE............................................................                   33,643                      35,680
MINORITY INTERESTS..........................................................                    2,986                       2,936
                                                                               ----------------------      ----------------------

          Total liabilities.................................................                   40,382                      45,130
                                                                               ----------------------      ----------------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
       no shares issued.....................................................                        -                           -
     Common stock, $0.01 par value, 150,000 shares authorized,
      40,833 and 40,812 shares issued in 2001 and 2000,
       respectively, including shares in treasury...........................                      409                         408
     Additional paid-in capital.............................................                  163,990                     163,858
     Notes receivable from sale of common stock.............................                     (599)                       (599)
     Accumulated deficit....................................................                  (74,915)                    (68,842)
                                                                               ----------------------      ----------------------
                                                                                               88,885                      94,825
      Less-treasury stock, 7,675, shares in
        2001 and 2000, respectively.........................................                      (77)                        (77)
                                                                               ----------------------      ----------------------

          Total stockholders' equity........................................                   88,808                      94,748
                                                                               ----------------------      ----------------------
                                                                                             $129,190                    $139,878
                                                                               ======================      ======================

             The accompanying notes are an integral part of these
                    unaudited consolidated balance sheets.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                            For the Three Months
                                                                               Ended March 31,
                                                             ------------------------------------------------
                                                                      2001                        2000
                                                             --------------------      ----------------------
REVENUES:
  Joint development revenue..................................             $   256                     $   283
  Real estate sales..........................................               1,137                       3,538
  Other......................................................                   1                          54
                                                             --------------------      ----------------------

    Total revenues...........................................               1,394                       3,875
                                                             --------------------      ----------------------

COST AND EXPENSES:
  Cost of real estate sales..................................                 648                       3,078
  Real estate operating expense..............................                  26                         162
  Pilot plant, engineering and research and
    Development..............................................               4,549                       3,153
  General and administrative.................................               4,022                       3,035
                                                             --------------------      ----------------------

INCOME (LOSS) FROM OPERATIONS................................              (7,851)                     (5,553)

INVESTMENT AND INTEREST INCOME...............................               1,473                         235
FOREIGN EXCHANGE GAIN (LOSS).................................                 442                           -
                                                             --------------------      ----------------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES.................................              (5,936)                     (5,318)

MINORITY INTERESTS...........................................                (120)                        (34)
INCOME TAXES.................................................                 (17)                          -
                                                             --------------------      ----------------------

NET INCOME (LOSS)............................................             $(6,073)                    $(5,352)
                                                             ====================      ======================

NET INCOME (LOSS) PER SHARE -
  Basic and diluted..........................................              $(0.18)                     $(0.20)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING................................................              33,148                      27,202
                                                             ====================      ======================

             The accompanying notes are an integral part of these
                      unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                 Common Stock                          Notes
                             ---------------------   Additional     Receivable                                       Total
                               Number                 Paid-in      From Sale of     Accumulated     Treasury     Stockholders'
                              of Shares    Amount     Capital      Common Stock       Deficit         Stock          Equity
                             -----------  --------   ---------    --------------   -------------   ----------   --------------

BALANCE, December 31, 2000..     40,812      $408      $163,858           $(599)       $(68,842)        $(77)          $94,748
     STOCK OPTIONS EXERCISED         21         1            85               -               -            -                86
     CONSULTANT OPTIONS               -         -            47               -               -            -                47
      GRANTED...............
     NET INCOME (LOSS)......          -         -             -               -          (6,073)           -            (6,073)
                              ---------  --------     ---------    ------------    ------------    ---------    --------------
BALANCE, March 31, 2001.....     40,833      $409      $163,990           $(599)       $(74,915)        $(77)          $88,808
                              =========  ========     =========    ============    ============    =========    ==============

             The accompanying notes are an integral part of these
                      unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                     ---------------------------------------

                                                                             2001                 2000
                                                                     ------------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................          $ (6,073)             $(5,352)
   Adjustments to reconcile net income (loss)
      to net cash used in operations:
      Minority interest in subsidiaries..............................                50                    1
      Depreciation and amortization..................................               247                  242
      Foreign currency exchange......................................            (2,129)                   -
      Non-cash compensation expense..................................                47                    -
      Equity in affiliates...........................................               (12)                 (51)
      Changes in real estate held for sale and under development.....               334                2,828
      Changes in assets and liabilities--
           Accounts and notes receivable.............................              (101)               1,020
           Other assets..............................................               (97)              (2,277)
           Accounts payable..........................................            (2,597)                 503
           Accrued liabilities and other.............................               (84)                  27
                                                                     ------------------      ---------------

              Net cash used in operating activities..................           (10,415)              (3,059)
                                                                     ------------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment................................            (3,345)              (2,561)
   Increase in restricted cash.......................................              (150)                   -
   Changes in investments and distributions from investment funds....               (98)                 124
                                                                     ------------------      ---------------

             Net cash used in investing activities...................            (3,593)              (2,437)
                                                                     ------------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises...........                86                1,847
   Minority interest investment......................................                 -                2,000
                                                                     ------------------      ---------------

            Net cash provided by financing activities................                86                3,847
                                                                     ------------------      ---------------

FOREIGN EXCHANGE EFFECT ON CASH......................................             1,687                    -
                                                                     ------------------      ---------------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS.....................................................           (12,235)              (1,649)
CASH AND CASH EQUIVALENTS, beginning of period.......................            83,150               20,316
                                                                     ------------------      ---------------

CASH AND CASH EQUIVALENTS, end of period.............................          $ 70,915              $18,667
                                                                     ==================      ===============

             The accompanying notes are an integral part of these
                      unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


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

          The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC under the Securities Exchange Act of 1934.

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

2.   Earnings Per Share

          The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 3,318,644 shares of common stock at an average exercise price of $10.75 were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 because inclusion of these options would be anti-dilutive. Options to purchase 2,395,496 shares of common stock at an average exercise price of $7.79 were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 because inclusion of these options would be anti-dilutive.

3.   New Accounting Pronouncements

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

4.   Footnotes Incorporated by Reference

          Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC, and are incorporated herein by reference as follows:

            Note                              Description
          --------           --------------------------------------------

             1.              Summary of Significant Accounting Policies
             2.              Investments
             3.              Restricted Cash
             4.              Property and Equipment
             5.              Notes Receivable from Sale of Common Stock
             6.              Notes Receivable
             7.              Long-Term Debt
             8.              Minority Interests
             9.              Licensing Activity
             10.             Public Offering
             11.             Income Taxes
             12.             Supplemental Cash Flow Information
             13.             Commitments
             14.             Fair Value of Financial Instruments
             15.             Cash Equivalents and Short-Term Investments
             16.             Stock Options
             17.             Significant Customers
             18.             Stockholder Rights Plan


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2000 (including our audited financial statements and the accompanying notes).

Our Business

          We are a leading developer and licensor of a proprietary catalytic process for converting natural gas to synthetic liquid hydrocarbons, generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined specialty products and fuels. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

          The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, that are substantially free of contaminants normally found in products made from crude oil and can be further processed into higher margin products through conventional refining processes. These products include:

          . Premium, ultra-clean liquid fuels, such as synthetic diesel, kerosene, gasoline, naphtha, and fuel for fuel cells, and

          . Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

          We believe that the costs to produce ultra-clean fuels and specialty products from natural gas using the Syntroleum Process can be competitive with the costs to produce comparable quality products from crude oil using conventional refining processes. We also believe that these ultra-clean fuels meet or exceed new and proposed environmental requirements.

          The key advantages of our technology over competitive GTL technologies are the use of air in the conversion process (in contrast to the requirement for pure oxygen in other technologies) and the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce the capital and operating costs of GTL plants based on the Syntroleum Process, while also permitting smaller unit sizes, including mobile plants that could be placed on skids, barges and ocean-going vessels. Based on our demonstrated research, we believe that the Syntroleum Process can be economically applied in GTL plants with throughput levels from as low as 2,000 to over 100,000 barrels a day. The advantages of our technology combined with the large worldwide resource base of stranded natural gas provide what we believe is a significant market opportunity for the use of the Syntroleum Process by our company and our licensees to develop cost-effective GTL plants.


          We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO (a subsidiary of BP). While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing a 10,000 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. We have entered into an operation and maintenance contract, a natural gas supply contract and other contracts for this plant. In addition, we have signed nonbinding letters of intent for the equity financing for the plant and retained financial advisors who are attempting to obtain debt financing. We are also evaluating the potential development of additional GTL plants, including facilities that will produce synthetic fuels.

Business Strategy

          Our objectives are to rapidly establish the Syntroleum Process as an industry standard and maximize our market share relative to alternative GTL technologies. Our business strategy to achieve these objectives involves the following key elements:

          . continue broadly licensing our technology for the production of synthetic crude oil and liquid fuels,

          . use our technology to build and own plants designed to make specialty products and fuels,

          . develop alternative markets for the synthetic fuels and specialty products of GTL plants based on the Syntroleum Process like ultra-clean fuels and fuels for fuel cell applications, and

          . continue our research and development program alone and with strategic partners to lower costs and expand the potential applications for our technology.

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

          Because substantially all of our real estate portfolio has been sold, we expect to receive lower levels of revenues from these sources in future periods.

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

          Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements require our catalyst to be used in the initial fill for the licensee to receive our process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that our catalysts will need to be replaced every three to five years.

          GTL Plant Revenues. We intend to develop several GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants, including fuels, synthetic lube base oils, process oils, waxes, synthetic drilling fluid and liquid normal paraffins, have historically been sold at premium prices and are expected to result in relatively high margins for these plants. We anticipate forming several joint ventures with energy industry and financial partners in order to finance and operate these plants. We anticipate that our GTL plants will include partners who have low-cost gas reserves in strategic locations or have distribution networks in place for the specialty products to be made in each plant.

          Joint Development Revenue. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensees and others. Through these joint development agreements, we may receive revenue as reimbursement for specified portions of our research and development expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for dollars spent on joint research and development.

          Real Estate Sales Revenue. As of March 31, 2001, our real estate inventory consisted of land in Houston, Texas comprised of 281 acres of undeveloped land and 51 lots known as the "Houston real estate partnership." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at March 31, 2001 of approximately $3 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

          Our other assets at March 31, 2001 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $534,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000 a 49.9% interest in a community retail shopping center in Gillette, Wyoming and an equity investment in a recently renovated hotel in Tulsa, Oklahoma. We plan to liquidate all of these investments in an orderly manner to maximize their value.

Operating Expenses

          Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions. Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially as we have expanded our research and development, engineering and commercial staffing levels. These expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop and improve our GTL technology.

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

Results Of Operations

Overview

          During the first quarter of 2001, we continued our efforts to commercialize our GTL technology on several fronts. We continued our activities to confirm catalyst performance and reactor designs for our proposed Sweetwater plant. These activities included operation of new pilot scale Fischer-Tropsch reactors at our pilot plant in Tulsa, Oklahoma. Operation of these reactors allowed us to complete a battery of confirmation tests and detailed engineering of our proposed Sweetwater plant during the year 2000 and into the first quarter of 2001. To date our pilot plant operations have met or exceeded our Sweetwater plant design targets. Pilot plant testing activities with respect to the Sweetwater plant are continuing. We also completed construction of a product upgrading pilot plant located at our technology center which is currently in start up operations. This facility processes synthetic crude oil into the fuel and specialty products that we plan to produce at our Sweetwater plant.

          We also continued our efforts to advance numerous other aspects of the Sweetwater project, including completion of our port facilities and services contract which is discussed in more detail below under "Liquidity and Capital Resources - Sweetwater Plant."

          During the first quarter we also continued negotiations with the U.S. Department of Energy to participate in one of eight teams of companies that have been identified as potential participants in the DOE's program to help pioneer a new generation of ultra-clean transportation fuels and tailpipe emission controls. Our team will use our GTL technology to demonstrate the effective production, testing, adaptation and use of ultra-clean synthetic fuels that can be delivered by existing fuel infrastructures. The DOE has not yet selected the final participants, and we can give no assurance that our team will be selected for a DOE grant for this project. In addition, neither the DOE nor Congress has given final approval to the budget for this program and the terms and conditions of our participation have not yet been finalized.

          Subsequent to the end of the first quarter, we entered into a letter of intent with Petroleum Geo-Services ASA to form a joint venture to develop, market and operate mobile, marine-based production facilities that use the Syntroleum Process. If the transaction is completed, the joint venture will be a separate operating company offering contract GTL services to gas producers to convert natural gas from offshore fields into synthetic hydrocarbon products. Use of these services could enable monetization of gas that is normally flared or otherwise wasted. Under the letter of intent, the planned joint venture will have its initial operations in Aberdeen, Scotland and will be the exclusive means by which we and PGS offer mobile, marine-based contract GTL services to third parties. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the parties. We cannot assure you that the joint venture will be formed or commence actual business operations.

          Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $256,000 in the first quarter of 2001, down $27,000 from the first quarter of 2000 when they were $283,000. The decrease was primarily due to reduced funding received under our joint development agreement with ARCO relating to the construction of the pilot plant at ARCO's Cherry Point refinery in Washington. Construction of this pilot plant was completed in 1999 and we received funding that related to our participation in the operation of this pilot plant through June 2000. The one-year process testing and pilot operation program under our agreement was successfully completed and the plant was shut down in early July 2000. Joint development revenue for the first quarter of 2001 was from a licensee for feasibility studies.

          Real Estate Sales Revenue. Revenues from the sale of real estate were $1,137,000 in the first quarter of 2001, down $2,401,000 from the first quarter of 2000 when they were $3,538,000. The decrease resulted from the sale of 57 lots from our Houston real estate partnership during the first quarter of 2001 compared to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000. Real estate sales revenues should continue to decrease in the future as the remaining real estate inventory is sold.

          Other Revenue. Other revenues were $1,000 in the first quarter of 2001, down $53,000 from the first quarter of 2000 when they were $54,000. The decrease resulted from the absence of parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

          Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $648,000 in the first quarter of 2001, down $2,430,000 from $3,078,000 in the first quarter of 2000. This decrease resulted from the sale of 57 lots from our Houston real estate partnership during the first quarter of 2001 compared to the sale of our Reno parking garage to Fitzgeralds Reno, Inc. during February 2000.

          Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $4,549,000 in the first quarter of 2001, up $1,396,000 from the first quarter of 2000 when these expenses were $3,153,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

          General and Administrative Expense. General and administrative expenses were $4,022,000 in the first quarter of 2001, up $987,000 from the first quarter of 2000 when these expenses were $3,035,000. The increase is attributable primarily to increased spending on outside consultants and increased staffing levels.

          Investment, Interest and Other Income (Expense). Investment, interest and other income was $1,795,000 in the first quarter of 2001, up $1,594,000 from the first quarter of 2000 when this income was $201,000. The increase was primarily attributable to increased interest income from higher cash balances resulting from our 2000 common stock offering and foreign currency exchange gains relating to the Sweetwater project.

          Provision for Income Taxes. Income tax expense was $17,000 in the first quarter of 2001, up from zero in the first quarter of 2000. This tax expense was an Australian withholding tax on interest that we earned in foreign bank accounts. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these foreign bank accounts. We incurred a loss in both the first quarter of 2001 and the first quarter of 2000 and did not recognize an income tax benefit for these losses.

          Net Income. In the first quarter of 2001, we experienced a loss of $6,073,000. The loss was $721,000 higher than in the first quarter of 2000 when we experienced a loss of $5,352,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

          As of March 31, 2001, we had $74,360,000 in cash and short-term investments and $3,070,000 in current liabilities. Our long-term debt as of March 31, 2001 was $655,000, and that debt matures in 2025. The long-term debt amount reflects cash loan proceeds received in escrow (AUD$12 million which is approximately U.S.$6.8 million) discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received and the discounted long-term debt amount of $655,000 has been recorded as a reduction in the costs of the related Sweetwater project. The long term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. As of March 31, 2001, we had $3,035,000 in accounts and notes receivable outstanding. As of March 31, 2001, we also had short-term investments of approximately $3.4 million, which secure a 49.9% of a letter of credit for the Gillette, Wyoming shopping center in which we are 49.9% investor. We also had $12,205,000 in restricted investments as of March 31, 2001 that were held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth.

          Cash flows used in operations were $10,415,000 in the first three months of 2001 compared to $3,059,000 during the first three months of 2000. This increase in cash flows used in operations was primarily the result of increased staffing, consulting and costs associated with the development of section four of the Houston real estate partnership, net of working capital changes. Cash flows used in investment activities were $3,593,000 in the first three months of 2001 compared to $2,437,000 in the first three months of 2000. The increase resulted primarily from the increased capitalized costs for our Sweetwater project.

          Cash flows provided by financing activities were $86,000 in the first three months of 2001 compared to $3,847,000 in the first three months of 2000. The decrease was primarily due to the minority interest investment in the Sweetwater project by Ivanhoe Energy and the exercise of employee stock options during 2000.

          The construction of our GTL plants will require significant capital expenditures. Our other efforts to commercialize the Syntroleum Process will also involve significant expenditures. We have an effective registration statement for the proposed offering from time to time of shares of our common stock for an aggregate initial offering price of $21,125,000. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development, research and development activities and other activities may be curtailed. Additionally, we estimate that construction and disposal costs to complete real estate projects in development will be approximately $1.5 million, although the actual amount could be materially different than this estimated amount.

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

Sweetwater Plant

          We are developing a 10,000 barrel per day specialty product plant in Australia that we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant will use a fixed tube reactor design which produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs and will include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture. After receiving a financial commitment from the Commonwealth of Australia, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. We have applied for and received most necessary permits for the plant.

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

          The State of Western Australia has announced its intention to assist the Sweetwater project with an AUD $30 million (approximately U.S. $17 million) common use infrastructure package, including a desalinization plant to which our plant will supply steam and from which our plant will receive cooling water. In addition, we have entered into a gas purchase agreement with the North West Shelf Gas Partners, whose members include affiliates of BHP Petroleum, BP, Chevron, Mitsui, Mitsubishi, Royal Dutch Shell and Woodside Energy Ltd. Subject to certain conditions, North West Shelf Gas Partners have agreed to supply the Sweetwater plant with the natural gas required to operate the plant at full capacity for 20 years. The agreement provides fixed purchase prices for the gas, subject to fixed periodic escalation provisions.

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

          In October 2000, we entered into a non-binding letter of intent with Ivanhoe Energy Inc. with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Upon execution of the letter of intent, Ivanhoe funded $2 million of its contemplated contribution for front-end engineering and other project development costs. Under certain circumstances, Ivanhoe Energy would have the right to receive additional cash flow distributions (subject to a cap of 23% of the total equity distributions) if the plant does not meet specified performance targets.

          In June 2000, we entered into a non-binding letter of intent with a subsidiary of Enron with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater project. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater project as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Under certain circumstances, Enron would have the right to receive additional cash flow distributions (subject to a cap of 23% of the total equity distributions) if the plant does not meet specified performance targets.

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

          Consummation of the transactions contemplated by the letters of intent with Ivanhoe and Enron requires the satisfaction of a number of conditions, some of which are not within our control, including Ivanhoe and Enron management approvals, satisfactory completion of due diligence by Ivanhoe and Enron, funding of debt and equity financing and the negotiation and execution of definitive agreements. As a result, the transactions contemplated by the letters of intent may not be realized or may only be realized under terms and conditions that differ materially from those contemplated by the letters of intent.

          In addition to the $2 million contributed by Ivanhoe, the $1 million contributed by Enron and $2 million contributed by Methanex Corporation prior to its withdrawal from the project in May 2000, we have made a substantial financial contribution directly toward the development of the Sweetwater project through December 31, 2000, and we expect to continue to make additional financial contributions in the future.

          Tessag recently completed front end engineering and design and has provided us a price quote of $506 million for the engineering, procurement and construction of the Sweetwater plant. The quote includes provisions for expanded refining capabilities that will give the plant greater flexibility for a wider range of products than originally contemplated. The quote does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. These costs are yet to be finalized, but could represent a substantial portion of total plant costs. Tessag's price quote may change due to fluctuations in currency exchange rates, but will be converted into a firm, lump sum, dollar denominated contract upon final closing of the financing for the plant. With the quote completed, we are working with Tessag toward finalizing the fixed price EPC contract. However, we cannot assure you that the contract will be finalized. If finalized, the contract may be on terms materially different than the terms currently anticipated. Upon execution of the EPC contract, we can then proceed with completing the debt and equity financing for the project.

          In April 2001, we entered into an agreement with Clough-PGS Joint Venture to provide operating and maintenance services for the Sweetwater plant during the construction and provisional acceptance phases and for 10 operating years thereafter. Clough-PGS is a joint venture between Clough Engineering Ltd., an Australian company that is part of Clough Ltd., and PGS Production Pty. Ltd., an Australian subsidiary of Petroleum Geo-Services ASA. The agreement provides for total payments to Clough-PGS of approximately AUD$350 million (approximately U.S.$175 million) over the ten year operations phase of the agreement. In addition, we will pay Clough-PGS on a monthly basis for services provided to us during the construction and provisional acceptance phases of the Sweetwater project, as well as reimburse Clough-PGS for additional services not otherwise within the scope of the contracted services. The agreement also provides for additional financial incentives for the operator to maximize revenues and financial penalties for underperformance.

          We also entered into multiple agreements with the Dampier Port Authority in April 2001. These 30-year agreements provide us with access to the Dampier port facilities and services for shipping products produced at the Sweetwater plant. The port facilities agreement provides us with priority loading of vessels carrying products from the plant. Under that agreement, the port will construct additional facilities that will enable accommodation of increased traffic at the port. The lease agreement provides us with a small parcel of land adjacent to the wharf that will be used for loading equipment, pumps and storage tanks. The easement agreement provides us with right of way access on Dampier Port Authority land for laying and operating product pipelines from the plant to the port.

          We currently expect the capital costs of the Sweetwater project to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as the equity financing discussed above, together with our own equity contribution. We are currently seeking to finalize the equity investment transactions discussed above and we have retained financial advisors who are attempting to obtain debt financing to fund final design and construction. However, we cannot assure you that we will obtain the necessary capital for this project.


Currency Risk

          We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our funding plan with the Commonwealth of Australia is in Australian dollars. Our engineering, procurement and construction contract for the Sweetwater plant is primarily in Australian dollars and Euros but will be denominated in United States dollars on the closing of the debt and equity financing for the plant. Until then, the contract subjects us to risks associated with exchange rate fluctuations. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency, and accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the U.S. dollar for their functional currency. Monetary assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred.


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not purchase futures contracts nor does it hold derivative investments. We adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No.133 did not have a material effect on our financial statements.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          We had $74,360,000 in cash equivalents and short-term investments in the form of money market instruments and U.S. Treasury securities as of March 31, 2001. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity, which minimizes interest rate risk. The average interest rate on these investments at March 31, 2001 was approximately 5%. We also hold restricted funds in the form of Australian escrow accounts. These funds earn interest at approximately 5% and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the U.S. and Australian Dollar.

          We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. For example, our proposed funding plan with the Commonwealth of Australia will be in Australian dollars. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency and, accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates. Currently, the functional currency of all our subsidiaries is U.S. dollars and our only foreign currency risk results from transaction gains and losses that will flow through the income statement. Foreign exchange risk currently relates to two escrow accounts held in Australian dollars in the amount of U.S.$12,205,000 at the end of the reporting period, and to long-term debt held in Australian dollars in the amount of U.S.$655,000 at the end of the reporting period. This long term debt matures in 2025 and has been discounted using an imputed interest rate of 9%. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$14,643,000 at the end of the reporting period. These restricted funds, long-term debt and associated discount and deferred revenue will be converted to U.S. dollars for financial reporting at the end of every reporting period. To the extent that there are gains or losses, these will be shown in our income statement.

          We have not purchased futures contracts nor have we purchased any derivative financial instruments.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          Our Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the "Registration Statement"), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000 was declared effective by the Securities and Exchange Commission on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters' over-allotment option.

          The net proceeds to use from the offering were approximately $92 million. To date, we have used approximately $21 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

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

Item 6.   Exhibits and Reports on Form 8-K.

          Reports on Form 8-K. Not applicable.

          Exhibits. The following exhibits are filed as part of this quarterly report:

*10.1 Form of Employment Agreement between Syntroleum and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999).

*10.2 Form of Indemnification Agreement between Syntroleum and its directors and executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999).

*10.3 Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 18, 2001).

_____________________
*Incorporated by reference as indicated.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SYNTROLEUM CORPORATION, a Delaware
                                   corporation (Registrant)


Date: May 11, 2001                 By:   /s/ Mark A. Agee
                                      ------------------------------
                                      Mark A. Agee
                                      President and Chief Operating Officer


Date:  May 11, 2001                By:   /s/ Randall M. Thompson
                                      ------------------------------
                                      Randall M. Thompson
                                      Chief Financial Officer (Principal
                                      Financial Officer)

                               INDEX TO EXHIBITS
     Exhibit
        No.                       Description of Exhibit
     -------                      ----------------------

      *10.1 Form of Employment Agreement between Syntroleum and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999).

      *10.2 Form of Indemnification Agreement between Syntroleum and its directors and executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999).

      *10.3 Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 18, 2001).


_____________________
*Incorporated by reference as indicated.