Form 10-Q
period 2001-06-30
SYNTROLEUM CORP
filed 2001-08-14
CIK 1029023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

          At August 10, 2001, the number of outstanding shares of the issuer's common stock was 33,232,707.

                            SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION

                                                                                         Page
                                                                                         ----
Item 1.  Financial Statements.
    Unaudited Consolidated Balance Sheets as of June 30, 2001 and
      December 31, 2000................................................................     1
    Unaudited Consolidated Statements of Operations for the three month and six month
       periods ended June 30, 2001 and 2000............................................     2
    Unaudited Consolidated Statements of Stockholders' Equity for the six
      month period ended June 30, 2001.................................................     3
    Unaudited Consolidated Statements of Cash Flows for the six month
      periods ended June 30, 2001 and 2000.............................................     4
    Notes to Unaudited Consolidated Financial Statements...............................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations........................................................     8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................    18

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................    19
Item 2.  Changes in Securities and Use of Proceeds.....................................    19
Item 3.  Defaults Upon Senior Securities...............................................    19
Item 4.  Submission of Matters to a Vote of Security Holders...........................    19
Item 5.  Other Information.............................................................    20
Item 6.  Exhibits and Reports on Form 8-K..............................................    20
SIGNATURES.............................................................................    21
INDEX TO EXHIBITS......................................................................    22

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process including the proposed Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of gas-to-liquids plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our recent public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should", and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 2000.

     As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                       June 30,                  December 31,
                                                                                         2001                       2000
                                                                               ----------------------      ----------------------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................................                 $ 61,393                    $ 83,150
     Short-term investments.................................................                    3,618                       3,347
     Accounts and notes receivable..........................................                      763                         572
     Other current assets...................................................                      311                         407
                                                                               ----------------------      ----------------------

          Total current assets..............................................                   66,085                      87,476

REAL ESTATE UNDER DEVELOPMENT...............................................                    2,925                       3,340
INVESTMENTS.................................................................                      999                         959
RESTRICTED CASH.............................................................                   16,548                      13,744
PROPERTY AND EQUIPMENT, net.................................................                   31,065                      31,274
NOTES RECEIVABLE............................................................                    2,343                       2,362
OTHER ASSETS, net...........................................................                    1,155                         723
                                                                               ----------------------      ----------------------
                                                                                             $121,120                    $139,878
                                                                               ======================      ======================


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.......................................................                 $  3,089                    $  5,178
     Accrued liabilities....................................................                      560                         576
                                                                               ----------------------      ----------------------

          Total current liabilities.........................................                    3,649                       5,754

LONG-TERM DEBT..............................................................                    1,134                         731
OTHER NONCURRENT LIABILITIES................................................                       28                          29
DEFERRED REVENUE............................................................                   34,300                      35,680
MINORITY INTERESTS..........................................................                    2,701                       2,936
                                                                               ----------------------      ----------------------

          Total liabilities.................................................                   41,812                      45,130
                                                                               ----------------------      ----------------------


STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
       no shares issued.....................................................                        -                           -
     Common stock, $0.01 par value, 150,000 shares authorized,
      40,908 and 40,812 shares issued in 2001 and 2000,
       respectively, including shares in treasury...........................                      409                         408
     Additional paid-in capital.............................................                  163,545                     163,858
     Notes receivable from sale of common stock.............................                     (599)                       (599)
     Accumulated deficit....................................................                  (83,970)                    (68,842)
                                                                               ----------------------      ----------------------

                                                                                               79,385                      94,825
      Less-treasury stock, 7,675, shares in
        2001 and 2000, respectively.........................................                      (77)                        (77)
                                                                               ----------------------      ----------------------


          Total stockholders' equity........................................                   79,308                      94,748
                                                                               ----------------------      ----------------------
                                                                                             $121,120                    $139,878
                                                                               ======================      ======================

  The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                   For the Three Months                            For the Six Months
                                                      Ended June 30,                                  Ended June 30,
                                              -----------------------------------     ---------------------------------------
                                                    2001                2000                2001                  2000
                                              ----------------     --------------     ----------------     ------------------

REVENUES:
  Joint development revenue...................         $   492            $   258             $    749               $    542
  Real estate sales...........................             222                496                1,359                  4,035
  Licensing...................................               -              2,000                    -                  2,000
  Other.......................................               1                 22                    -                     75
                                              ----------------     --------------     ----------------     ------------------


    Total revenues............................             715              2,776                2,108                  6,652
                                              ----------------     --------------     ----------------     ------------------


COST AND EXPENSES:
  Cost of real estate sales...................               8                153                  656                  3,231
  Real estate operating expense...............              27                 27                   52                    189
  Pilot plant, engineering and research and
    development...............................           5,521              4,116               10,070                  7,269
  General and administrative..................           4,797              3,429                8,819                  6,465
                                              ----------------     --------------     ----------------     ------------------


INCOME (LOSS) FROM OPERATIONS.................          (9,638)            (4,949)             (17,489)               (10,502)

INVESTMENT AND INTEREST INCOME................           1,199                359                2,672                    546
FOREIGN EXCHANGE GAIN (LOSS)..................            (143)               340                  299                    387
                                              ----------------     --------------     ----------------     ------------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES..................          (8,582)            (4,250)             (14,518)                (9,569)

MINORITY INTERESTS............................             (52)               118                 (172)                    84
INCOME TAXES..................................            (422)                 -                 (438)                     -
                                              ----------------     --------------     ----------------     ------------------

NET INCOME (LOSS).............................         $(9,056)           $(4,132)            $(15,128)              $ (9,485)
                                              ================     ==============     ================     ==================

NET INCOME (LOSS) PER SHARE -
  Basic and diluted...........................           $(.27)             $(.15)              $(0.46)                $(0.35)
                                              ================     ==============     ================     ==================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................          33,169             27,359               33,158                 27,279
                                              ================     ==============     ================     ==================

  The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                       Common Stock                           Notes
                                  ---------------------    Additional      Receivable                                     Total
                                     Number                  Paid-in      From Sale of   Accumulated     Treasury     Stockholders'
                                    of Shares    Amount      Capital      Common Stock     Deficit         Stock          Equity
                                  -----------  ---------  -------------  --------------  ------------   ----------   --------------
BALANCE, December 31, 2000........     40,812      $408      $163,858            $(599)     $(68,842)        $(77)         $ 94,748
     STOCK OPTIONS EXERCISED......         96         1          (140)               -             -            -              (139)
     CONSULTANT OPTIONS GRANTED...          -         -          (173)               -             -            -              (173)
     NET INCOME (LOSS)............          -         -             -                -       (15,128)           -           (15,128)
                                  -----------   -------   -----------     ------------    ----------     --------     -------------
BALANCE, June 30, 2001............     40,908      $409      $163,545            $(599)     $(83,970)        $(77)         $ 79,308
                                  ===========   =======   ===========     ============    ==========     ========     =============

  The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                     ---------------------------------------
                                                                             2001                 2000
                                                                     ------------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................          $(15,128)             $(9,485)
   Adjustments to reconcile net income (loss)
          to net cash used in operations:
   Minority interest in subsidiaries.................................              (235)                (107)
   Depreciation and amortization.....................................               475                  486
   Foreign currency exchange.........................................            (1,441)                   -
   Non-cash compensation expense.....................................              (173)                   -
   Equity in affiliates..............................................               (40)                 (56)
   Changes in real estate held for sale and under development........               415                2,951
   Changes in assets and liabilities--
           Accounts and notes receivable.............................              (172)               1,047
           Other assets..............................................              (356)              (2,497)
           Accounts payable..........................................            (2,090)               1,745
           Accrued liabilities and other.............................               (17)                (158)
           Deferred revenue..........................................                 -                1,000
                                                                     ------------------      ---------------

              Net cash used in operating activities..................           (18,762)              (5,074)
                                                                     ------------------      ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment................................              (246)              (4,332)
   Increase in restricted cash.......................................            (3,944)                   -
   Changes in investments and distributions from investment funds....              (271)                 154
                                                                     ------------------      ---------------

             Net cash used in investing activities...................            (4,461)              (4,178)
                                                                     ------------------      ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises...........              (139)               2,177
   Proceeds from issuance of long-term debt..........................               463                    -
                                                                     ------------------      ---------------

            Net cash provided by financing activities................               324                2,177
                                                                     ------------------      ---------------

FOREIGN EXCHANGE EFFECT ON CASH......................................             1,142                    -
                                                                     ------------------      ---------------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS.....................................................           (21,757)              (7,075)
CASH AND CASH EQUIVALENTS, beginning of period.......................            83,150               20,316
                                                                     ------------------      ---------------

CASH AND CASH EQUIVALENTS, end of period.............................          $ 61,393              $13,241
                                                                     ==================      ===============


  The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


1.  Basis of Reporting

  The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons and activities related to commercialization of the Syntroleum process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

  The Company's current focus is to further demonstrate the commercial viability of the Syntroleum Process. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the operation of a pilot plant located at ARCO's refinery in Cherry Point, Washington. The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant.

  The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC under the Securities Exchange Act of 1934.

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

2.  Earnings Per Share

  The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 3,295,644 shares of common stock at an average exercise price of $11.28 were not included in the computation of diluted earnings per share for the six months ended June 30, 2001 because inclusion of these options would be anti-dilutive. Options to purchase 2,416,294 shares of common stock at an average exercise price of $8.17 were not included in the computation of diluted earnings per share for the six months ended June 30, 2000 because inclusion of these options would be anti-dilutive.

3.  New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not purchase futures contracts nor does it hold derivative investments. The Company adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No.133 did not have a material effect on the Company's financial statements.

     On July 20, 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 141. Business Combinations, and Statement No. 142. Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Management has not determined the impact of adopting Statement 141 and 142, although Management does not believe the adoption will have a material impact to the Company's financial statements.

4.  Long-Term Debt

     During the second quarter of 2001, a wholly-owned subsidiary of the Company received a second advance of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) under the Company's loan agreement with the Commonwealth of Australia. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date at the end of the second quarter. This loan is an unsecured, non-amortizing, interest-free, 25-year loan to the Company. The long-term amount reflects cash loan proceeds received in escrow from both the 2000 and 2001 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent (9%). The difference between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property, plant and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

5.  Subsequent Events

     Subsequent to June 30, 2001, the Company sold its partnership interest in the Powder Basin Shopping Center in Gillette, Wyoming for a gain of approximately $1.9 million dollars. This transaction will be recorded in the third quarter of this year. The investment had a negative carrying value of $104,000.

     Also, subsequent to June 30, 2001, we loaned $300,000 to Kenneth J. Agee, our Chairman and Chief Executive Officer, and $1,095,000 to Mark A. Agee, our President and Chief Operating Officer. The proceeds of these loans were used by the Agees to either reduce or repay margin account loans to the Agees from third parties and thereby avoid the sale by either of the Agees of shares of the Company's common stock to satisfy margin calls as a result of the recent decline in the market price of the Company's common stock. Each of the loans to the Agees is full recourse, matures in one year, bears interest at the rate of six percent, and is secured by the pledge to the Company by each of the Agees of shares of the Company's common stock which they own and which have a value (based on the Company's stock price) equal to or greater than two times the outstanding principal and accrued interest of their respective loans.

6.  Footnotes Incorporated by Reference

     Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC, and are incorporated herein by reference as follows:

              Note                                           Description
--------------------------------      --------------------------------------------------------
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

Our Business

     We are a leading developer and licensor of a proprietary catalytic process for converting natural gas to synthetic liquid hydrocarbons, generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, known as the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined specialty products and fuels. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

     The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, that are substantially free of contaminants normally found in products made from crude oil and that can be further processed into higher margin products through conventional refining processes. These products include:

     . premium, ultra-clean liquid fuels, such as synthetic diesel, kerosene, gasoline, naphtha, and fuel for fuel cells; and

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

     We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO (a subsidiary of BP). While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing a 10,000 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. We have entered into a contract for use of nearby port facilities, a natural gas supply contract, an operation and maintenance contract, and other contracts for this plant. In addition, we have retained financial advisors who are attempting to obtain debt financing. We are also evaluating the potential development of additional GTL plants, including facilities that will produce synthetic fuels, and we have signed a nonbinding letter of intent with Petroleum Geo-Services ASA to form a joint venture to develop, market and operate marine production facilities based on the Syntroleum Process.

Business Strategy

     Our objectives are to rapidly establish the Syntroleum Process as an industry standard and maximize our market share relative to alternative GTL technologies. Our business strategy to achieve these objectives involves the following key elements:

     . continue to broadly license our technology for the production of synthetic fuels,

     . use our technology to build and own plants designed to make synthetic specialty products and fuels,

     . develop alternative markets for the synthetic fuels and specialty products of GTL plants based on the Syntroleum Process like ultra-clean fuels and fuels for fuel cell applications; and

     . continue our research and development program alone and with strategic partners to lower costs and expand the potential applications for our technology.

Operating Revenues

     General. During the periods discussed below, our revenues were primarily generated from the following:

     . sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation,

     . reimbursement for research and development activities associated with the Syntroleum Process; and

     . other sources, including rent generated by real estate holdings owned by SLH prior to the merger.

     Because substantially all of our real estate portfolio has been sold, we expect to receive lower levels of revenues from these sources in future periods.

     In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

     .  licensing,

     .  catalyst sales,

     . sales of products from, or fees for the use of the Syntroleum Process in, GTL plants in which we own an equity interest; and

     . revenues from research and development activities carried out with industry partners.

     Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed and producing products for sale. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing natural gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

     License Revenues.  The revenue earned from licensing the Syntroleum
Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. From time to time we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

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

       GTL Plant Revenues. We intend to develop several GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. Many of the anticipated products of these plants, including synthetic lube base oils, process oils, waxes, synthetic drilling fluid and liquid normal paraffins, have historically been sold at premium prices and are expected to result in relatively high margins for plants that produce these products. We anticipate forming several joint ventures with energy industry and financial partners in order to finance and operate these plants. We anticipate that these joint ventures will include partners who have low-cost gas reserves in strategic locations or have distribution networks in place for the specialty products to be made in each plant.

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

       Real Estate and Other Asset Sales Revenue. As of June 30, 2001, our real estate inventory consisted of land in Houston, Texas comprised of 254 acres of undeveloped land and 20 lots known as the "Houston real estate partnership." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at June 30, 2001 of approximately $3 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale.

     Our other assets at June 30, 2001 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $534,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000, a 49.9% interest in a community retail shopping center in Gillette, Wyoming and an
equity investment in a recently renovated hotel in Tulsa, Oklahoma.   Subsequent
to June 30, 2001, we sold our 49.9% interest in the shopping center in Gillette, Wyoming for a gain of approximately $1.9 million. Our investment had a negative carrying value of $104,000. This sale will be recorded in the third quarter.

     We plan to liquidate our real estate assets and other investments in an orderly manner to maximize their value. The timing of these sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

Operating Expenses

     Our operating expenses historically have consisted primarily of pilot plant, engineering and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions.

     Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development and commercialization of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment needs for these facilities.

     We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially as we have expanded our research and development, engineering and commercial activities, including staffing levels. These expenses are expected to continue to increase. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop, improve, and commercialize our GTL technology.

     We expect to incur significant expenses in connection with the start-up of GTL plants in which we own an interest. For example, we expect that our expenses will increase at the time of commencement of construction of the Sweetwater plant. Upon the commencement of commercial operation of the Sweetwater plant, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstock for this plant and operating expenses relating to this plant, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract leading to a firm lump sum price has been signed.

Results Of Operations

Overview

     During the second quarter of 2001, we continued our efforts to advance numerous aspects of the Sweetwater project, including completion of agreements, which are discussed in more detail below under "Liquidity and Capital Resources
- Sweetwater Plant."

     Our primary research and development projects during the first six months of 2001 related to technology we plan to use in the Sweetwater plant, including confirmation of catalyst performance and reactor designs. Of our $10.1 million pilot plant, engineering and research and development expense during the first six months of 2001, approximately $2.6 million directly related to the Sweetwater plant and $1.1 million related to our new pilot scale refining unit at our Technology Center in Tulsa, Oklahoma. Operation of this unit allowed us to complete a battery of confirmation tests and detailed engineering of our proposed Sweetwater plant relating to product properties and yields. The data produced generally tracked the previous projections of yields based on a three product slate we tested using Pennzoil facilities. However, the data demonstrated some shifts in yields and properties as a result of the four product slate planned for Sweetwater. In addition, an aggregate of $5.6 million of expenses related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in the Sweetwater plant. Another significant research and development project during the first six months of 2001 related to technology associated with our moving bed reactor design, and we incurred $650,000 of directly related expense during the first six months of 2001. These research and development projects are continuing and do not have estimated completion dates.

     Also during the first six months of 2001, we entered into a letter of intent with Petroleum Geo-Services ASA to form a joint venture to develop, market and operate mobile, marine-based production facilities that use the Syntroleum Process. If the transaction is completed, the joint venture will be a separate operating company offering contract GTL services to gas producers to convert natural gas from offshore fields into synthetic hydrocarbon products. Use of these services could enable monetization of gas that is normally flared or otherwise wasted. Under the letter of intent, the planned joint venture will have its initial operations in Aberdeen, Scotland and will be the exclusive means by which we and PGS offer mobile, marine-based contract GTL services to third parties. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the parties. We cannot assure you that the joint venture will be formed or commence actual business operations.

     Subsequent to the end of the second quarter of 2001, the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We expect to be the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the $36 million award, and the other team members will provide the remaining $20 million. Under the program, Syntroleum's Cherry Point GTL facility will be relocated from ARCO's Cherry Point Refinery in Washington State to Tulsa, Oklahoma, where it will become the basis for a new facility expected to produce up to 2,300 gallons per day of Syntroleum ultra-clean diesel fuel and 700 gallons per day of synthetic naphtha. Construction for the project is currently expected to begin in Fall 2001, with fuel production expected to commence in early 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds.

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30,
2000

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $492,000 in the second quarter of 2001, up $234,000 from the second quarter of 2000 when they were $258,000. The increase was primarily due to increased funding by licensees for feasibility studies and for other continued joint development efforts.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $222,000 in the second quarter of 2001, down $274,000 from the second quarter of 2000 when they were $496,000. The decrease resulted from the sale of 10 lots from our Houston real estate partnership during the second quarter of 2001 compared to the sale of 26 lots during the second quarter of 2000. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

     Licensing Revenue. Revenues from license activities were zero in the second quarter of 2001 compared to $2,000,000 in the second quarter of 2000. This decrease was a result of our recognition of $2 million in previously deferred license revenue during the second quarter of 2000 as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory.

     Other Revenue. Other revenues were $1,000 in the second quarter of 2001, down $21,000 from the second quarter of 2000 when they were $22,000. This decrease was due to a continued decrease in miscellaneous revenues from our real estate operations as we continue to dispose of our remaining real estate inventory.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $8,000 in the second quarter of 2001, down $145,000 from $153,000 in the second quarter of 2000. This decrease resulted from the sale of 10 lots from our Houston real estate partnership during the second quarter of 2001 compared to the sale of 26 lots during the second quarter of 2001 and the adjustment of lot costs associated with the project. During the second quarter we received a distribution with respect to the Municipal Utility District Bonds issued in connection with the development of our Houston property. This amount was in excess of prior projections and, as a result, lowered our lot development costs. Real estate operating expenses were $27,000 during the second quarter of 2001 with no change from the second quarter of 2000.

     Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $5,521,000 in the second quarter of 2001, up $1,405,000 from the second quarter of 2000 when these expenses were $4,116,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expenses associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $4,797,000 in the second quarter of 2001, up $1,368,000 from the second quarter of 2000 when these expenses were $3,429,000. The increase is attributable primarily to increased spending on outside consultants and increased staffing levels.

     Investment, Interest and Other Income. Investment, interest and other income was $1,004,000 in the second quarter of 2001, up $187,000 from the second quarter of 2000 when this income was $817,000. The increase was primarily attributable to increased interest income from higher cash balances resulting from our 2000 common stock offering.

     Provision for Income Taxes. Income tax expense was $422,000 in the first quarter of 2001, up from zero in the first quarter of 2000. This tax expense was an Australian withholding tax imposed on interest we earned on funds held in foreign bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these foreign bank accounts and any future advances of loan proceeds. We incurred a loss in both the second quarter of 2001 and the second quarter of 2000 and did not recognize an income tax benefit for these losses.

     Net Income (Loss). In the second quarter of 2001, we experienced a loss of $9,056,000. The loss was $4,924,000 higher than in the second quarter of 2000 when we experienced a loss of $4,132,000. The increase in the loss is a result of the factors described above.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $749,000 in the first six months of 2001, up $207,000 from the first six months of 2000 when they were $542,000. The increase was primarily due to increased funding by licensees related to feasibility studies and other continued joint development efforts.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $1,359,000 in the first six months of 2001, down $2,676,000 from the first six months of 2000 when they were $4,035,000. The decrease resulted from the sale of 67 lots from our Houston real estate partnership during the first six months of 2001 compared to the sale of our Reno parking garage and the sale of 51 lots from our Houston real estate partnership during the first six months of 2000. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

     Licensing Revenue. Revenues from license activities were zero in the first six months of 2001 compared to $2,000,000 in the first six months of 2000. This decrease was a result of our recognition of $2 million in previously deferred license revenue during the first six months of 2000 as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory.

     Other Revenue. Other revenues were zero in the first six months of 2001, compared to $75,000 for the first six months of 2000. The decrease resulted from the absence of parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

     Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $656,000 in the first six months of 2001, down $2,575,000 from $3,231,000 in the first six months of 2000. This decrease resulted from the sale of 67 lots from our Houston real estate partnership during the first six months of 2001 compared to the sale of our Reno parking garage and 51 lots from our Houston real estate partnership during the first six months of 2000. Real estate operating expenses were $52,000 in the first six months of 2001 down $137,000 from the first six months of 2000 when they were $189,000. This decrease was the result of the sale of the Reno parking garage in February 2000.

     Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $10,070,000 in the first six months of 2001, up $2,801,000 from the first six months of 2000 when these expenses were $7,269,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $8,819,000 in the first six months of 2001, up $2,354,000 from the first six months of 2000 when these expenses were $6,465,000. The increase is primarily attributable to increased spending on outside consultants and increased staffing levels.

     Investment, Interest and Other Income. Investment, interest and other income was $2,799,000 in the first six months of 2001, up $1,782,000 from the first six months of 2000 when this income was $1,017,000. The increase was primarily attributable to increased interest income from higher cash balances resulting from our 2000 common stock offering and foreign currency exchange gains relating to the Sweetwater project.

     Provision for Income Taxes. Income tax expense was $438,000 in the first six months of 2001, up from zero in the first six months of 2000. This tax expense was an Australian withholding tax imposed on interest we earned on funds held in foreign bank accounts and on loan proceeds advanced under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these foreign bank accounts and any future advances of loan proceeds. We incurred a loss in both the first six months of 2001 and the first six months of 2000 and did not recognize an income tax benefit for these losses.

     Net Income (Loss). In the first six months of 2001, we experienced a loss of $15,128,000. The loss was $5,643,000 higher than in the first quarter of 2000 when we experienced a loss of $9,485,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

     As of June 30, 2001, we had $65,011,000 in cash and short-term investments and $3,649,000 in current liabilities. Our long-term debt as of June 30, 2001 was $1,134,000. This debt matures 25 years from the date on which loan proceeds are advanced under the credit facility with the Commonwealth of Australia. The long-term debt amount reflects cash loan proceeds received in escrow (AUD$20 million which is approximately U.S.$10.2 million) discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount of $1,134,000 has been recorded as a reduction in the costs of the related Sweetwater plant. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. As of June 30, 2001, we had $3,106,000 in accounts and notes receivable outstanding, and short-term investments of approximately $3.6 million which secured 49.9% of a letter of credit for the Gillette, Wyoming shopping center in which we were a 49.9% investor. Subsequent to June 30, 2001 we sold our interest in the shopping center partnership and we were released from our guaranty of partnership debt and the related security for our guaranty was likewise released. We also had $16,548,000 in restricted investments as of June 30, 2001 that were held in escrow representing loan proceeds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth.

  Cash flows used in operations were $18,762,000 in the first six months of 2001 compared to $5,074,000 during the first six months of 2000. This increase in cash flows used in operations was primarily the result of increased staffing, consulting and costs associated with the development of our Sweetwater plant in
Western Australia.   Cash flows used in investment activities were $4,461,000 in the first six months of 2001 compared to $4,178,000 in the first six months of 2000. The increase resulted primarily from the increased capitalized costs for our Sweetwater plant and the receipt of the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia.

  Cash flows provided by financing activities were $324,000 in the first six months of 2001 compared to $2,177,000 in the first six months of 2000. The decrease was primarily due to the reduction in employee stock options exercised during the first half of 2001 compared to employee stock options exercised during the first half of 2000.

  The construction of our GTL plants will require significant capital expenditures. In addition, our efforts to commercialize the Syntroleum Process through licensing and project development will also involve significant
expenditures.   We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to us, our GTL plant development, research and development activities and other activities may be curtailed. Additionally, we estimate that construction and disposal costs to complete our Houston real estate project currently under development will be approximately $1.5 million, although the actual amount could be materially different than this estimated amount.

  We have sought and intend to continue to temporarily invest our assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial and costly regulation that would materially adversely affect us.

Sweetwater Plant

  We are developing a nominal 10,000 barrel per day specialty product GTL plant in Australia that we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant will use a fixed tube reactor design which produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs and will include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture with other parties who we expect will furnish a portion of the needed equity financing. After receiving a financial commitment from the Commonwealth of Australia, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. We have applied for and received most of the necessary permits for the plant.

  In November 1999, we signed a project development agreement with Tessag, a wholly owned subsidiary of RWE AG, to provide us with a fixed price for the design and construction of the Sweetwater plant. Tessag also agreed to include in any agreement with Tessag to construct the plant provisions to pay liquidated damages up to certain levels in the event certain process and product specifications are not achieved.

  Tessag has completed front end engineering and design and has provided us a price quote of $506 million for the engineering, procurement and construction of the Sweetwater plant. The quote does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. These costs are yet to be finalized, but could represent a substantial portion of total plant costs. Tessag's price quote may change due to fluctuations in currency exchange rates and additional costs not included in Tessag's original quote. The final price will be converted into a firm, lump sum, United States dollar denominated contract upon final closing of the debt and equity financing for the plant. With the quote substantially completed, we are working with Tessag toward finalizing the fixed price EPC contract.
However, we cannot assure you that the contract will be finalized. If finalized, the contract may be on terms and for a price materially different than the terms and price currently anticipated. Upon execution of the EPC contract, we can then proceed with completing the debt and equity financing for the project. Subject to completion of the EPC contract and completion of the debt and equity financing, we currently expect construction to begin in late 2001. Construction of the plant will be subject to the risk of delay inherent in any large construction project.

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

  In August 2000, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD $30 million (approximately U.S. $15.3 million) deposit, of which AUD $15 million (approximately U.S. $7.7 million) is currently held in escrow pending satisfaction of conditions relating to the construction of the Sweetwater project. AUD $20 million (approximately U.S. $10.2 million) of the license fee may be credited against future site license fees otherwise payable under the Commonwealth license. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $20.4 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three successive advances. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth. To date, we have received two advances of loan proceeds under our loan with the Commonwealth, which are currently being held in escrow.

  In October 2000, we entered into a non-binding letter of intent with Ivanhoe Energy Inc. with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Upon execution of the letter of intent, Ivanhoe funded $2 million of its contemplated contribution for front-end engineering and other project development costs. Our letter of intent with Ivanhoe Energy has expired.

  In June 2000, we entered into a non-binding letter of intent with a subsidiary of Enron with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater plant as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Our letter of intent with Enron has expired.

  While our letters of intent with Ivanhoe Energy and Enron have expired, we expect to continue discussions with both parties regarding their participation in the Sweetwater plant. However, consummation of the transactions contemplated by the expired letters of intent required the satisfaction of a number of conditions, some of which are not within our control, including Ivanhoe Energy and Enron management approvals, satisfactory completion of due diligence by Ivanhoe Energy and Enron, funding of debt and equity financing and the negotiation and execution of definitive agreements. As a result of their expiration and these conditions, the transactions contemplated by the letters of intent may not be realized or may be realized only under terms and conditions that differ materially from those contemplated by the expired letters of intent.

  In addition to the $2 million contributed by Ivanhoe, the $1 million contributed by Enron and $2 million contributed by Methanex Corporation prior to its withdrawal from the project in May 2000, we have made a substantial financial contribution directly toward the development of the Sweetwater project through June 30, 2001, and we expect to continue to make additional financial contributions in the future.

  In April 2001, we entered into an agreement with Clough-PGS Joint Venture to provide operating and maintenance services for the Sweetwater plant during the construction and provisional acceptance phases and for 10 operating years thereafter. Clough-PGS is a joint venture between Clough Engineering Ltd., an Australian company that is part of Clough Ltd., and PGS Production Pty. Ltd., an Australian subsidiary of Petroleum Geo-Services ASA. The agreement provides for total payments to Clough-PGS of approximately AUD$350 million (approximately U.S. $178.5 million) over the ten year operations phase of the agreement. In addition, we will pay Clough-PGS on a monthly basis for services provided to us during the construction and provisional acceptance phases of the Sweetwater plant, as well as reimburse Clough-PGS for additional services not otherwise within the scope of the contracted services. The agreement also provides additional financial incentives for Clough-PGS to maximize plant revenues and financial penalties for plant underperformance.

  We also entered into multiple agreements with the Dampier Port Authority in April 2001. These 30-year agreements provide us with access to the Dampier port facilities and services for shipping products produced at the Sweetwater plant. The port facilities agreement provides us with priority loading of vessels carrying products from the plant. Under that agreement, the port will construct additional facilities that will enable accommodation of increased traffic at the port. The related lease agreement provides us with a small parcel of land adjacent to the wharf that will be used for loading equipment, pumps and storage tanks. The related easement agreement provides us with right of way access on Dampier Port Authority land for laying and operating product pipelines from the plant to the wharf.

  During the second quarter of 2001, we secured a multi-class insurance commitment designed to cover the Sweetwater project parties and financiers for the entire duration of the plant construction period. This insurance provides a broad range of coverage, including builder's risk, start-up delay and cargo risk. The placement is backed by several insurance and reinsurance companies, including the Munich Reinsurance, Swiss Reinsurance, AIG and Zurich Insurance.

  ChemSystems, a consulting company that specializes in analyzing and understanding markets for hydrocarbon products, has completed a marketing report for us on the Sweetwater plant's anticipated product slate. We intend to use this report as the basis for financial projections in securing the necessary debt and equity financing for the Sweetwater plant. The ChemSystems report exceeds our product price expectations and we believe further strengthens the economics of the project.

  We currently expect the capital costs of the Sweetwater plant to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We are currently seeking to finalize third party equity participation in the project and we have retained financial advisors who are working to obtain debt financing to fund final design, construction, and start-up of the plant. However, we cannot assure you that we will obtain the necessary capital for this project.

Currency Risk

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. We expect our engineering, procurement and construction contract for the Sweetwater plant to be primarily in Australian dollars and Euros but, upon the closing of the debt and equity financing for the plant, the contract will be denominated in United States dollars. Until then, we expect the contract to subject us to risks associated with exchange rate fluctuations. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency and, accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the United States dollar for their functional currency. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date.
Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. We do not currently purchase futures contracts nor do we hold derivative investments. We adopted SFAS No. 133 beginning January 1, 2001. Adoption of SFAS No.133 did not have a material effect on our financial statements.

     On July 20, 2001, the Financial Accounting Standard Board (FASB) issued Statement No. 141. Business Combinations, and Statement No. 142. Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Management has not determined the impact of adopting Statement 141 and 142, although Management does not believe the adoption will have a material impact to the Company's financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We had $65,011,000 in cash equivalents and short-term investments in the form of money market instruments and U.S. Treasury securities as of June 30, 2001. The majority of these securities mature in less than 90 days. Our policy is to hold short-term securities to maturity, which minimizes interest rate risk. The average interest rate on these investments at June 30, 2001 was approximately 4.06%. We also hold restricted funds in the form of the funds currently held in our Australian escrow accounts. These funds earn interest at approximately 4.2% and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States and Australian Dollar.

     Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the total amount of U.S. $16,548,000 at June 30, 2001, and to long-term debt held in Australian dollars in the amount of U.S.$1,134,000 at June 30, 2001. This long-term debt matures 25 years from the date of each advance and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$15,300,000 at June 30, 2001. These restricted funds, long-term debt and associated discount and deferred revenue are converted to United States dollars for financial reporting purposes at the end of every reporting period. To the extent that there are gains or losses, these will be reflected in our income statement.

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

         The net proceeds to use from the offering were approximately $92 million. To date, we have used approximately $31 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2001 annual meeting of the stockholders of the Company was held on May 17, 2001. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

                                             Votes            Votes            Votes                            Broker
                Matter                     Cast For       Cast Against       Withheld        Abstentions      Non-Votes
--------------------------------------  ---------------  --------------   ---------------  ---------------  --------------
Election of Directors:
 Kenneth L. Agee......................      30,359,497                -          257,000                -               -
 P. Anthony Jacobs....................      30,359,491                -          257,006                -               -
 James R. Seward......................      30,359,391                -          257,106                -               -

Approval of amendment to the 1993
 Stock Option and Incentive Plan......      22,297,710        2,544,273                -           67,502               -

                                             Votes            Votes            Votes                            Broker
                Matter                     Cast For       Cast Against       Withheld        Abstentions      Non-Votes
--------------------------------------  ---------------  --------------   ---------------  ---------------  --------------
Ratification of the Appointment of
Arthur Andersen LLP as Independent
public accountants for the 2001 fiscal
year..................................       30,184,899          409,644                -           21,954               -


Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ending June 30, 2001.

         Exhibits. The following exhibits are filed as part of this quarterly report:

          10.1 Secured Promissory Note dated June 25, 2001 from Mark A. Agee to Syntroleum Corporation.

          10.2 Security and Stock Pledge Agreement dated June 25, 2001 between Mark A. Agee and Syntroleum Corporation.

          10.3 Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to Syntroleum Corporation.

          10.4 Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and Syntroleum Corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SYNTROLEUM CORPORATION, a Delaware
                              corporation (Registrant)


Date: August 13, 2001         By:   /s/ Mark A. Agee
                                 --------------------------------------------
                                 Mark A. Agee
                                 President and Chief Operating Officer


Date:  August 13, 2001        By:   /s/ Randall M. Thompson
                                 --------------------------------------------
                                 Randall M. Thompson
                                 Chief Financial Officer (Principal Financial
                                 Officer)

                               INDEX TO EXHIBITS


  Exhibit
    No.        Description of Exhibit
 ---------     ----------------------

    10.1 Secured Promissory Note dated June 25, 2001 from Mark A. Agee to Syntroleum Corporation.

    10.2 Security and Stock Pledge Agreement dated June 25, 2001 between Mark A. Agee and Syntroleum Corporation.

    10.3 Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to Syntroleum Corporation.

    10.4 Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and Syntroleum Corporation.