Form 10-Q
period 2001-09-30
SYNTROLEUM CORP
filed 2001-11-13
CIK 1029023

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.
          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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


          At November 2, 2001, the number of outstanding shares of the issuer's common stock was 33,282,707.

                            SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.  Financial Statements.
    Unaudited Consolidated Balance Sheets as of September 30, 2001 and
      December 31, 2000.................................................................     1
    Unaudited Consolidated Statements of Operations for the three month and nine month
       periods ended September 30, 2001 and 2000........................................     2
    Unaudited Consolidated Statements of Stockholders' Equity for the nine
      month period ended September 30, 2001.............................................     3
    Unaudited Consolidated Statements of Cash Flows for the nine month
      periods ended September 30, 2001 and 2000.........................................     4
    Notes to Unaudited Consolidated Financial Statements................................     5
Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................................     8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    18

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................    18
Item 2.  Changes in Securities and Use of Proceeds......................................    18
Item 3.  Defaults Upon Senior Securities................................................    19
Item 4.  Submission of Matters to a Vote of Security Holders............................    19
Item 5.  Other Information..............................................................    19
Item 6.  Exhibits and Reports on Form 8-K...............................................    19
SIGNATURES..............................................................................    20

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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                    September 30,               December 31,
                                                                                        2001                       2000
                                                                               ----------------------      ----------------------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents..............................................                 $ 54,833                    $ 83,150
     Short-term investments.................................................                      360                       3,347
     Accounts and notes receivable..........................................                      480                         572
     Other current assets...................................................                      303                         407
                                                                               ----------------------      ----------------------
          Total current assets..............................................                   55,976                      87,476

REAL ESTATE UNDER DEVELOPMENT...............................................                    2,824                       3,340
INVESTMENTS.................................................................                    1,075                         959
RESTRICTED CASH.............................................................                   16,199                      13,744
PROPERTY AND EQUIPMENT, net.................................................                   32,854                      31,274
NOTES RECEIVABLE............................................................                    2,333                       2,362
OTHER ASSETS, net...........................................................                    1,230                         723
                                                                               ----------------------      ----------------------
                                                                                             $112,491                    $139,878
                                                                               ======================      ======================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.......................................................                 $  3,366                    $  5,178
     Accrued liabilities....................................................                      581                         576
                                                                               ----------------------      ----------------------
          Total current liabilities.........................................                    3,947                       5,754

LONG-TERM DEBT..............................................................                    1,125                         731
OTHER NONCURRENT LIABILITIES................................................                       27                          29
DEFERRED REVENUE............................................................                   33,838                      35,680
MINORITY INTERESTS..........................................................                    2,787                       2,936
                                                                               ----------------------      ----------------------

          Total liabilities.................................................                   41,724                      45,130
                                                                               ----------------------      ----------------------


STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
       no shares issued.....................................................                        -                           -
     Common stock, $0.01 par value, 150,000 shares authorized,
      40,957 and 40,812 shares issued in 2001 and 2000,
       respectively, including shares in treasury...........................                      410                         408
     Additional paid-in capital.............................................                  163,726                     163,858
     Notes receivable from sale of common stock.............................                     (599)                       (599)
     Notes receivable from officers secured by common stock.................                   (1,595)                          -
                                                                               ----------------------      ----------------------
     Accumulated deficit....................................................                  (91,098)                    (68,842)
                                                                               ----------------------      ----------------------
                                                                                               70,844                      94,825
        Less-treasury stock, 7,675..........................................                      (77)                        (77)
                                                                               ----------------------      ----------------------

          Total stockholders' equity........................................                   70,767                      94,748
                                                                               ----------------------      ----------------------
                                                                                             $112,491                    $139,878
                                                                               ======================      ======================

  The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                    For the Three Months Ended                   For the Nine Months
                                                          September 30,                          Ended September 30,
                                              -----------------------------------     ---------------------------------------
                                                     2001               2000                 2001                   2000
                                              ----------------     --------------     ----------------     ------------------
REVENUES:
  Joint development revenue...................         $   123            $   428             $    872               $    970
  Real estate sales...........................           2,926                319                4,285                  4,353
  Licensing...................................               -                  -                    -                  2,000
  Other.......................................               -                  1                    1                     76
                                              ----------------     --------------     ----------------     ------------------


    Total revenues............................           3,049                748                5,158                  7,399
                                              ----------------     --------------     ----------------     ------------------


COST AND EXPENSES:
  Cost of real estate sales...................             676                159                1,332                  3,390
  Real estate operating expense...............              18                 11                   71                    200
  Pilot plant, engineering and research and
    development...............................           5,725              5,114               15,795                 12,383
  General and administrative..................           4,446              2,585               13,264                  9,049
                                              ----------------     --------------     ----------------     ------------------


INCOME (LOSS) FROM OPERATIONS.................          (7,816)            (7,121)             (25,304)               (17,623)

INVESTMENT AND INTEREST INCOME................             832              1,687                3,504                  2,621
FOREIGN EXCHANGE GAIN (LOSS)..................             (26)               835                  273                    835
                                              ----------------     --------------     ----------------     ------------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES..................          (7,010)            (4,599)             (21,527)               (14,167)

MINORITY INTERESTS............................            (100)                11                 (272)                    94
INCOME TAXES..................................             (18)            (2,468)                (457)                (2,468)
                                              ----------------     --------------     ----------------     ------------------

NET INCOME (LOSS).............................         $(7,128)           $(7,056)            $(22,256)              $(16,541)
                                              ================     ==============     ================     ==================

NET INCOME (LOSS) PER SHARE -
  Basic and diluted...........................           $(.21)             $(.22)              $(0.67)                $(0.57)
                                              ================     ==============     ================     ==================
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................          33,235             32,685               33,184                 29,094
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

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                         Common Stock
                                    ---------------------  Additional                                                      Total
                                       Number               Paid-in                      Accumulated     Treasury     Stockholders'
                                      of Shares    Amount   Capital   Notes Receivable     Deficit         Stock          Equity
                                    -----------  --------  ---------  ----------------   -----------   ----------   ---------------
BALANCE, December 31, 2000..........     40,812      $408   $163,858           $  (599)     $(68,842)        $(77)         $ 94,748
     STOCK OPTIONS EXERCISED........        146         2         19                 -             -            -                21
     CONSULTANT OPTIONS GRANTED.....          -         -       (151)                -             -            -              (151)
     NOTES RECEIVABLE FROM OFFICERS.          -         -          -            (1,595)                         -            (1,595)
     NET INCOME (LOSS)..............          -         -          -                 -       (22,256)           -           (22,256)
                                    -----------  --------  ---------  ----------------   -----------   ----------   ---------------
BALANCE, September 30, 2001.........     40,958      $410   $163,726           $(2,194)     $(91,098)        $(77)         $ 70,767
                                    ===========  ========  =========  ================   ===========   ==========   ===============

  The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                     ---------------------------------------
                                                                             2001                 2000
                                                                     ------------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................          $(22,256)            $(16,541)
   Adjustments to reconcile net income (loss)
          to net cash used in operations:
   Minority interest in subsidiaries.................................              (149)                (118)
   Depreciation and amortization.....................................               741                  728
   Foreign currency exchange.........................................            (1,939)              (1,863)
   Non-cash compensation expense.....................................              (151)                 306
   Equity in affiliates..............................................              (116)                 (85)
   Changes in real estate held for sale and under development........               516                2,644
   Changes in assets and liabilities--
           Accounts and notes receivable.............................               121               (1,294)
           Other assets..............................................              (472)                 (34)
           Accounts payable..........................................            (1,832)               6,701
           Accrued liabilities and other.............................                 3                  (49)
           Deferred revenue..........................................                 -               18,520
                                                                     ------------------      ---------------

              Net cash (used in) provided by operating activities....           (25,534)               8,915
                                                                     ------------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment................................            (2,252)             (13,896)
   Increase in restricted cash.......................................            (4,099)                 250
   Changes in investments and distributions from investment funds....             2,987              (14,123)
                                                                     ------------------      ---------------

             Net cash used in investing activities...................            (3,364)             (27,769)
                                                                     ------------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises...........                21               94,517
   Proceeds from issuance of long-term debt..........................               489                  698
   Issuance of note receivable to officers...........................            (1,595)                   -
                                                                     ------------------      ---------------

            Net cash (used in) provided by financing activities......            (1,085)              95,215
                                                                     ------------------      ---------------

FOREIGN EXCHANGE EFFECT ON CASH......................................             1,666                1,028
                                                                     ------------------      ---------------
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS.....................................................           (28,317)              77,389
CASH AND CASH EQUIVALENTS, beginning of period.......................            83,150               20,316
                                                                     ------------------      ---------------

CASH AND CASH EQUIVALENTS, end of period.............................          $ 54,833             $ 97,705
                                                                     ==================      ===============


  The accompanying notes are an integral part of these unaudited consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

  The Company's current focus is to further demonstrate the commercial viability of the Syntroleum Process. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the operation of a demonstration plant located at ARCO's refinery in Cherry Point, Washington.

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

  The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant. Definitive agreements with equity and debt participants in the Sweetwater project and the Company's other capital projects are expected to include conditions to funding, many of which could be outside of its control. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for the Sweetwater project and its other capital projects, as well as its research and development and other activities or seek to enter into a business continuation transaction with another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company's common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

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


2.  Earnings Per Share

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 3,220,225 shares of common stock at an average exercise price of $11.40 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2001 because inclusion of these options would be anti-dilutive. Options to purchase 2,369,932 shares of common stock at an average exercise price of $8.20 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000 because inclusion of these options would be anti-dilutive.

3.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not purchase futures contracts nor does it hold derivative investments. The Company adopted SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No.133 did not have a material effect on the Company's financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets, and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Under these statements there will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe the adoption of Statement No. 142 will have a material impact on the financial conditions and results of operations.

     Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

     In August, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes the previously issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations.

4.  Long-Term Debt

     During the first nine months of 2001, a wholly-owned subsidiary of the Company received a third advance of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) under the Company's loan agreement with the Commonwealth of Australia. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date at the end of the third quarter. This loan is an unsecured, non-amortizing, interest-free, 25-year loan to the Company. The long-term amount reflects cash loan proceeds received in escrow from both the 2000 and 2001 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property, plant and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

5.  Real Estate

     During the third quarter, the Company sold its partnership interest in the Powder Basin Partnership which owns a shopping center in Gillette, Wyoming for a gain of approximately $1.9 million dollars. The investment had a negative carrying value of $104,000. This sale also released approximately $3.4 million in short-term investments which secured 49.9% of a letter of credit issued to secure obligations of the partnership.

6.  Officer Notes

     During the third quarter, the Company loaned $300,000 to Kenneth J. Agee, the Company's Chairman and Chief Executive Officer, and $1,295,217 to Mark A. Agee, the Company's President and Chief Operating Officer. The proceeds of these loans were used by the Agees to either reduce or repay margin account loans to the Agees from third parties and thereby avoid the sale by either of the Agees of shares of the Company's common stock to satisfy margin calls as a result of the recent decline in the market price of the Company's common stock. Each of the loans to the Agees is full recourse, matures in one year, bears interest at the rate of six percent, and is secured by the pledge to the Company by each of the Agees of shares of the Company's common stock which they own and which have a value (based on the Company's stock price) equal to or greater than two times the outstanding principal and accrued interest of their respective loans.

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

Our Business

  We are a leading developer and licensor of a proprietary catalytic process for converting natural gas to synthetic liquid hydrocarbons, generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, known as the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined specialty products and fuels. We believe that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

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

     We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO (a subsidiary of BP), at ARCO's Cherry Point refinery in Washington. We are currently developing a project with the United States Department of Energy and Marathon Oil Company to move the Cherry Point demonstration plant to Tulsa, Oklahoma where it will be the basis of a new 70 barrel per day stand alone synthetic fuels production demonstration facility.

     While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing an 11,500 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. We have entered into an option contract to lease the plant site, a natural gas supply contract, a firm, lump sum engineering, procurement and construction contract, an operation and maintenance contract, a contract for use of nearby port facilities, a contract for the supply of water to the plant, a contract for pipeline transportation of natural gas to the plant and pipeline transportation of products produced at the plant to the port facilities, and other contracts for this plant. In addition, we have retained financial advisors who are attempting to obtain the necessary debt and equity financing for this plant.

We are also evaluating the potential development of additional GTL plants, including facilities that will produce synthetic fuels. Potential projects we currently have under study include a proposed 10,000 barrel per day GTL plant to be located at the Cabo Negro industrial park near Punta Arenes, Chile, and one or more mobile marine GTL production facilities in Nigeria. We cannot assure you that any of these proposed GTL projects will be completed.

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

       Until the commencement of commercial operation of GTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed and producing products for sale. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing natural gas, crude oil, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.0

Operating Expenses

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

Results Of Operations

Overview

       During the third quarter of 2001, we continued our efforts to advance numerous aspects of the Sweetwater project, including completion of agreements, which are discussed in more detail below under "Liquidity and Capital Resources
- Sweetwater Plant."

       Our primary research and development projects during the first nine months of 2001 related to the GTL technology we plan to use in the Sweetwater plant, including confirmation of catalyst performance and reactor designs. Of the $15.8 million expenses for pilot plant, engineering and research and development during the first nine months of 2001, approximately $3.3 million directly related to the Sweetwater plant and $1.4 million related to our new pilot scale refining unit at our Technology Center in Tulsa, Oklahoma. Operation of this unit allowed us to complete a battery of confirmation tests and detailed engineering of our proposed Sweetwater plant relating to product properties and yields. In addition, an aggregate of $8.2 million of expenses incurred during the first nine months of 2001 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in the Sweetwater plant. Another significant research and development project during the first nine months of 2001 related to technology associated with our moving bed reactor design, for which we incurred $2.0 million of directly related expense during the first nine months of 2001.

     Also during the first nine months of 2001, we entered into a letter of intent with Petroleum Geo-Services ASA (PGS) to form a joint venture to develop, market and operate mobile, marine-based production facilities that use the Syntroleum Process. If the transaction is completed, the joint venture is expected to be a separate operating company offering contract GTL services to gas producers to convert natural gas from offshore fields into synthetic hydrocarbon products. Under the letter of intent, the planned joint venture will have its initial operations in Aberdeen, Scotland and will be the exclusive means by which we and PGS offer mobile, marine-based contract GTL services to third parties. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the parties. We cannot assure you that the joint venture will be formed or commence actual business operations.

     During the third quarter, the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We expect to be the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the $36 million award, and the other project participants will provide the remaining $20 million. We are currently in discussions with Marathon Oil Company regarding its participation in this project. Under the program, Syntroleum's Cherry Point GTL facility will be relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma, where it will become the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Construction for the project is currently expected to begin in late 2001, with fuel production expected to commence in early 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $123,000 in the third quarter of 2001, down $305,000 from the third quarter of 2000 when they were $428,000. The decrease was primarily due to the completion in the third quarter of 2001 of feasibility studies and preliminary engineering for several licensees related to potential future GTL projects and preliminary engineering for our proposed project with the DOE.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $2,926,000 in the third quarter of 2001, up $2,607,000 from the third quarter of 2000 when they were $319,000. The increase resulted from the sale of 49 lots from our Houston real estate partnership and the sale of our interest in the Powder Basis Partnership which owns a shopping center in Gillette, Wyoming during the third quarter of 2001, compared to the sale of 15 lots from our Houston real estate partnership during the third quarter of 2000. This sale generated $1.9 million in real estate revenues and furthered our progress in liquidating our remaining real estate assets. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

     Licensing Revenue. We had no revenues from license activities in the third quarter of either 2001 or 2000.

     Other Revenue. We had no other revenues in the third quarter of 2001, down $1,000 from the third quarter of 2000. This decrease was due to a continued decrease in miscellaneous revenues from our real estate operations as we continue to dispose of our remaining real estate inventory.

  Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $676,000 in the third quarter of 2001, up $517,000 from $159,000 in the third quarter of 2000. This increase resulted from the higher costs associated with the sale of 49 lots from our Houston real estate partnership and the sale of our interest in the Powder Basin Partnership which owns a shopping center in Gillette, Wyoming during the third quarter of 2001 compared to the costs associated with the sale of 15 lots from our Houston real estate partnership during the third quarter of 2000. Real estate operating expenses were $18,000 during the third quarter of 2001, up $7,000 from the third quarter of 2000 when these expenses were $11,000.

     Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $5,725,000 in the third quarter of 2001, up $611,000 from the third quarter of 2000 when these expenses were $5,114,000. The increase was primarily the result of the continued expansion of and improvements to our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expenses associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $4,446,000 in the third quarter of 2001, up $1,861,000 from the third quarter of 2000 when these expenses were $2,585,000. The increase is attributable primarily to increased spending on outside consultants, increased staffing levels and increased legal fees related to the Sweetwater Project.

     Investment, Interest and Other Income. Investment, interest and other income was $706,000 in the third quarter of 2001, down $1,827,000 from the third quarter of 2000 when this income was $2,533,000. The decrease was primarily attributable to decreased interest income from lower cash balances, lower interest rates and a foreign currency loss of $26,000 compared to a foreign currency gain of $835,000 in the third quarter of 2000.

     Provision for Income Taxes. Income tax expense was $18,000 in the third quarter of 2001, down from $2,468,000 in the first quarter of 2000. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the third advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the third quarter of 2001 and the third quarter of 2000 and did not recognize an income tax benefit for these losses.

     Net Income (Loss). In the third quarter of 2001, we experienced a loss of $7,128,000. The loss was $72,000 higher than in the third quarter of 2000 when we experienced a loss of $7,056,000. The increase in the loss is a result of the factors described above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $872,000 in the first nine months of 2001, down $98,000 from the first nine months of 2000 when they were $970,000. The decrease was primarily due to the completion of feasibility studies and preliminary engineering for several licensees related to potential future GTL projects and preliminary engineering for our proposed project with the DOE.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $4,285,000 in the first nine months of 2001, down $68,000 from the first nine months of 2000 when they were $4,353,000. The decrease resulted from the sale of 116 lots from our Houston real estate partnership and the sale of our interest in the Powder Basin Partnership during the first nine months of 2001 compared to the sale of our Reno parking garage and the sale of 66 lots from our Houston real estate partnership during the first nine months of 2000. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

     Licensing Revenue. We had no revenues from license activities in the first nine months of 2001 compared to $2,000,000 in the first nine months of 2000. This decrease was a result of our recognition during the first nine months of 2000 of $2 million in previously deferred license revenue as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory.

     Other Revenue. Other revenues were $1,000 in the first nine months of 2001, compared to $76,000 for the first nine months of 2000. The decrease resulted from the absence of parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

  Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $1,332,000 in the first nine months of 2001, down $2,058,000 from $3,390,000 in the first nine months of 2000. This decrease resulted from the lesser costs associated with our sale of 116 lots from our Houston real estate partnership and the sale of our interest in the Powder Basin Partnership during the first nine months of 2001 compared to costs associated with the sale of our Reno parking garage and 66 lots from our Houston real estate partnership during the first nine months of 2000. Real estate operating expenses were $71,000 in the first nine months of 2001 down $129,000 from the first nine months of 2000 when they were $200,000. This decrease was the result of the sale of the Reno parking garage in February 2000.

     Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $15,795,000 in the first nine months of 2001, up $3,412,000 from the first nine months of 2000 when these expenses were $12,383,000. The increase was primarily the result of the continued expansion of and improvements to our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $13,264,000 in the first nine months of 2001, up $4,215,000 from the first nine months of 2000 when these expenses were $9,049,000. The increase is primarily attributable to increased spending on outside consultants, increased staffing levels and higher legal expenses related to the Sweetwater Project.

     Investment, Interest and Other Income. Investment, interest and other income was $3,505,000 in the first nine months of 2001, up $45,000 from the first nine months of 2000 when this income was $3,550,000. The increase was primarily attributable to increased interest income from higher cash balances resulting from our July 2000 common stock offering, partially offset by lower foreign currency exchange gains relating to the Sweetwater project.

     Provision for Income Taxes. Income tax expense was $457,000 in the first nine months of 2001, down from $2,468,000 in the first nine months of 2000. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on loan proceeds advanced under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first nine months of 2001 and the first nine months of 2000 and did not recognize an income tax benefit for these losses.

     Net Income (Loss). In the first nine months of 2001, we experienced a loss of $22,256,000. The loss was $5,715,000 higher than in the first quarter of 2000 when we experienced a loss of $16,541,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

     As of September 30, 2001, we had $55,193,000 in cash and short-term investments and $3,947,000 in current liabilities. Our long-term debt as of September 30, 2001 was $1,125,000. This debt matures 25 years from the date on which loan proceeds are advanced under our credit facility with the Commonwealth of Australia. The long-term debt amount reflects cash loan proceeds received in escrow (AUD$20 million which is approximately U.S.$10 million) discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount of $1,125,000 has been recorded as a reduction in the costs of the related Sweetwater plant. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. As of September 30, 2001, we had $2,813,000 in accounts and notes receivable outstanding, and short-term investments of approximately $360,000. During the third quarter, we sold our interest in the Powder Basis Partnership which owns a shopping center in Gillette, Wyoming, and we were released from our guaranty of partnership debt. The related security for our guaranty was likewise released. We also had $16,199,000 in restricted investments as of September 30, 2001 that were held in escrow representing proceeds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth.

  Cash flows used in operations were $25,534,000 in the first nine months of 2001 compared to cash inflows of $8,915,000 during the first nine months of 2000. This increase in cash flows used in operations was primarily the result of increased staffing, consulting and costs associated with the development of our Sweetwater plant in Western Australia during 2001 and the inflow of $18,520,000 of deferred revenue in 2000.

  Cash flows used in investment activities were $3,364,000 in the first nine months of 2001 compared to $27,769,000 in the first nine months of 2000. The decrease resulted primarily from decreased capitalized costs for our Sweetwater plant during 2001 and the receipt of deferred revenue during 2000.

  Cash flows used in financing activities were $1,085,000 in the first nine months of 2001 compared to cash inflows of $95,215,000 in the first nine months of 2000. The difference is primarily due to the completion in the first nine months of 2000 of the sale of 5,650,000 shares of common stock pursuant to a public offering in which we received net proceeds of approximately $92,000,000 after the underwriting discount and offering expenses and the receipt of $698,000 in long-term debt under the Commonwealth of Australia loan agreement during 2000.

  We have expended and will continue to expend a substantial amount of funds to continue the research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance the Sweetwater plant primarily through non-recourse debt financing at the project level, as well as equity financing, and plan to obtain additional funds for our other GTL plant projects primarily through a combination of equity and debt project financing. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt
and equity financing in the capital markets.   We have an effective registration
statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. Definitive agreements with equity and debt participants in the Sweetwater project and our other capital projects are expected to include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we may be required to delay or to eliminate expenditures for the Sweetwater project and our other capital projects, as well as our research and development and other activities or seek to enter into a business continuation transaction with another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

     Additionally, we estimate that construction and disposal costs to complete our Houston real estate project currently under development will be approximately $1 million, although the actual amount could be materially different than this estimated amount.

     We have sought and intend to continue to temporarily invest our assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial and costly regulation that would have a material adversely affect on us.

Sweetwater Plant

  We are developing a nominal 11,500 barrel per day specialty product GTL plant in Australia that we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant will use a fixed tube reactor design which produces a high yield of the desired products with high wax content. The plant design has lower scale-up risks than other reactor designs and will include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture with other parties who we expect will furnish a portion of the needed equity financing. After receiving a financial commitment from the Commonwealth of Australia, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. We have applied for and received most of the necessary permits for the plant.

  We currently expect the capital costs of the Sweetwater plant to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We are seeking third party equity participation in the project and we have retained financial advisors who are working to obtain both debt and equity financing to fund final design, construction, and start-up of the plant. We are currently in discussions with several potential equity participants in the project. However, we cannot assure you that we will obtain the necessary financing for this project.

  The State of Western Australia has announced its intention to assist the Sweetwater project with an AUD $30 million (approximately U.S. $15 million) common use infrastructure package, including construction of a desalination plant to which the Sweetwater plant will supply steam and from which the plant will receive cooling water. In addition, we have entered into a gas purchase agreement with the North West Shelf Gas Partners, whose members include affiliates of BHP Petroleum, BP, Chevron, Mitsui, Mitsubishi, Royal Dutch Shell and Woodside Energy Ltd. Subject to certain conditions, North West Shelf Gas Partners have agreed to supply the Sweetwater plant with the natural gas required to operate the plant at full capacity for 20 years. The agreement provides fixed purchase prices for the gas, subject to fixed periodic escalation provisions.

  In August 2000, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD $30 million (approximately U.S. $15 million) deposit, of which AUD $15 million (approximately U.S. $7 million) is currently held in escrow pending satisfaction of conditions relating to the construction of the Sweetwater plant. AUD $20 million (approximately U.S. $10 million) of the license fee may be credited against future site license fees otherwise payable under the Commonwealth license. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $20 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three successive advances. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow will be returned to the Commonwealth. To date, we have received three advances of loan proceeds under our loan with the Commonwealth, which are currently being held in escrow.

  In June 2000, we entered into a non-binding letter of intent with a subsidiary of Enron with respect to its contemplated contribution of $21 million in exchange for a 13% equity investment in the Sweetwater plant. Under the letter of intent, Enron would receive a $1 million credit toward its investment in the Sweetwater plant as a result of its prior contribution toward the development of the project, resulting in net equity funding to be received from Enron of $20 million. Our letter of intent with Enron has expired and Enron has recently informed us that it no longer plans to participate in the Sweetwater project.

  In April 2001, we entered into an agreement with Clough-PGS Joint Venture to provide operating and maintenance services for the Sweetwater plant during the construction and provisional acceptance phases and for the following 10 operating years. Clough-PGS is a joint venture between Clough Engineering Ltd., an Australian company that is part of Clough Ltd., and PGS Production Pty. Ltd., an Australian subsidiary of Petroleum Geo-Services ASA. The agreement provides for total payments to Clough-PGS of approximately AUD$350 million (approximately U.S. $173 million) over the ten year operations phase of the agreement. In addition, we will pay Clough-PGS on a monthly basis for services provided to us during the construction and provisional acceptance phases of the Sweetwater plant, as well as reimburse Clough-PGS for additional services not otherwise within the scope of the contracted services. The agreement also provides additional financial incentives for Clough-PGS to maximize plant revenues and financial penalties for plant underperformance.

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

  In August of 2001, we entered into an engineering , procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH (as a result of a recent name change, now known as RWE Industrie-Losugen GmbH), a subsidiary of RWE AG. The EPC contract covers engineering, procurement, construction, pre-commissioning, commissioning and testing of the Sweetwater plant, plus personnel training for a lump sum price of $599.5 million. The plant's operating capacity has increased from the original 10,000 to 11,500 nominal barrels-per-day as a result of pilot plant tests demonstrating higher conversion rates than those included in the original design as well as standard engineering design margins which had not been considered previously. The price is an increase from Tessag's February 2001 quote of $506 million, primarily as a result of an increase of $35 million for Tessag's contingency and margin, which now totals more than $100 million, higher costs associated with additional product upgrading facilities, expanded operating parameters for the autothermal reformers (ATRs) and Fischer-Tropsch (F-T) reactors, higher labor costs due to wage-rate inflation in the Western Australia region and changes in foreign currency exchange rates. The final price may also vary up or down with exchange rates until financial close on the project, when the price will be fixed in U.S. dollars. Tessag's final price does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. Our current estimate of these costs, excluding interest during construction, is $90 million. Financing for and construction of the plant will be subject to the risks inherent in any large construction project.

  In addition to the EPC contract, we have recently completed several other agreements important to the Sweetwater plant.

  . In September 2001, we signed an option with the State of Western Australia, which grants us the irrevocable right to lease the approximately 160 acre site for the Sweetwater plant. The lease option is for a term of two years and execution of the final lease agreement is subject to completion of project financing and notice to Tessag to proceed with construction of the plant under the engineering, procurement and construction contract discussed above.

  . In October 2001, we signed a 20 year agreement with the Water Corporation of Western Australia for the supply of water to the Sweetwater plant. Under the terms of the agreement, Water Corporation will, subject to construction of a new water desalination plant and satisfaction of various other conditions, supply over 1.4 million gallons of water per day for use in process cooling. In return, we will provide Water Corporation steam and electricity produced by the plant, along with a modest operating fee.

  . In October 2001, we concluded a contract with a major Australian natural gas pipeline company for transportation of natural gas from the Northwest Shelf LNG facility to the Sweetwater plant site and transportation of products produced at the plant site to the Dampier public wharf, where they will be loaded to tankers. This agreement is for a term of 20 years at a fixed price, with extension options. Under the terms of the agreement, a natural gas pipeline to the plant site will be constructed and approximately six product pipelines will be constructed from the plant site to the wharf.

Real Estate and Other Asset Sales

     As of September 30, 2001, our real estate inventory consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 78 lots known as the "Houston real estate partnership." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at September 30, 2001 of approximately $3 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale.

     Our other assets at September 30, 2001 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $506,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000; and
an equity investment in a recently renovated hotel in Tulsa, Oklahoma.   During
the third quarter, we sold our 49.9% interest in the Powder Basin Partnership which owns a shopping center in Gillette, Wyoming for a gain of approximately $1.9 million. Our investment had a negative carrying value of $104,000.

     We plan to liquidate our real estate assets and other investments in an orderly manner to maximize their value. The timing of these sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development or sale outside our core business interests, and revenue from real estate sales should decrease as the current real estate inventory is liquidated.

Currency Risk

     We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. Our engineering, procurement and construction contract for the Sweetwater plant is denominated primarily in Australian dollars and Euros but, upon the closing of the debt and equity financing for the plant, the contract will be converted to and denominated in United States dollars at then prevailing exchange rates. Until then, we expect the contract to subject us to risks associated with exchange rate fluctuations. In addition, we expect to seek contractual purchase price adjustments based on an exchange rate formula related to United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency and, accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the United States dollar for their functional currency. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. We do not currently purchase futures contracts nor do we hold derivative investments. We adopted SFAS No. 133 beginning January 1, 2001. Adoption of SFAS No.133 did not have a material effect on our financial statements.

     In July, 2001, the FASB issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets, and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Under these statements there will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe the adoption of Statement No. 142 will have a material impact on the financial conditions and results of operations.

     Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

     In August, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes the previously issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  We had $55,193,000 in cash equivalents and short-term investments in the form of money market instruments as of September 30, 2001. We also hold restricted funds in the form of the funds currently held in our Australian escrow accounts. These funds earn interest at an annual rate of approximately four percent and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States and Australian Dollar.

     Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the total amount of U.S. $16,199,000 at September 30, 2001, and to long-term debt held in Australian dollars in the amount of U.S.$1,125,000 at September 30, 2001. This long-term debt matures 25 years from the date of each advance and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$14,838,000 at September 30, 2001. These restricted funds, long-term debt and associated discount and deferred revenue are converted to United States dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

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

     The net proceeds to use from the offering were approximately $92 million. To date, we have used approximately $37 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ending September 30, 2001.

         Exhibits.  Not applicable.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SYNTROLEUM CORPORATION, a Delaware
                              corporation (Registrant)


Date: November 13, 2001       By: /s/ Mark A. Agee
                                 --------------------------------------------
                                 Mark A. Agee
                                 President and Chief Operating Officer


Date: November 13, 2001       By: /s/ Randall M. Thompson
                                 --------------------------------------------
                                 Randall M. Thompson
                                 Chief Financial Officer (Principal Financial
                                 Officer)