Form 10-K
period 2001-12-31
SYNTROLEUM CORP
filed 2002-03-15
CIK 1029023

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

At March 1, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $116 million based on the closing price of such stock on such date of $5.90 per share (assuming solely for this purpose that all of the registrant's directors, executive officers and 10% stockholders are its affiliates).

At March 1, 2002, the number of outstanding shares of the registrant's common stock was 33,282,707.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2001 for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

===============================================================================

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                     Part I
Item 1.    Business...........................................................3
Item 2     Properties........................................................26
Item 3     Legal Proceedings.................................................26
Item 4.    Submission of Matters to a Vote of Security Holders...............26
           Executive Officers of the Registrant..............................26

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................28
Item 6.    Selected Financial Data...........................................29
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................30
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........40
Item 8.    Financial Statements and Supplementary Data.......................40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................41

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant................41
Item 11.   Executive Compensation............................................41
Item 12.   Security Ownership of Certain Beneficial Owners and Management....41
Item 13.   Certain Relationships and Related Party Transactions..............41

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..41

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, including the proposed Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of GTL plants, the value and markets for plant products, the testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our 2000 public offering of common stock, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale GTL plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, GTL plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for GTL plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain necessary financing and other risks described under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

         As used in this Annual Report on Form 10-K, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1.  Business

Overview

         We are a leading developer and licensor of a proprietary process for converting natural gas to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce fuels and refined specialty products. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

         The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes. These products include:

             . Premium, ultra-clean liquid fuels, such as synthetic diesel, kerosene, gasoline, naphtha, and fuel for fuel cells, and

             . Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

         We believe that the costs to produce ultra-clean fuels and specialty products from natural gas using the Syntroleum Process can be competitive with the costs to produce comparable quality products from conventional processes. We also believe that these ultra-clean fuels meet or exceed new and proposed environmental requirements.

         Key advantages of our technology over traditional GTL technologies are the use of air in the conversion process (in contrast to the requirement for pure oxygen in other technologies) and the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce capital and operating costs of GTL plants based on the Syntroleum Process, while also permitting smaller unit sizes, including mobile plants that could be placed on skids, barges and ocean-going vessels. Based on our demonstrated research, we believe that the Syntroleum Process can be economically applied in GTL plants with throughput levels from less than 10,000 to over 100,000 barrels per day. The advantages of our technology, combined with the large worldwide resource base of stranded natural gas, provide what we believe is a significant market opportunity for the use of the Syntroleum Process by our company and our licensees to develop cost-effective GTL plants.

         We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO, a subsidiary of BP. While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing a nominal 11,500 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. We are also evaluating the potential development of additional GTL plants with our licensees and others, including facilities that will produce synthetic fuels.

         To date, we have entered into license agreements with the following entities or their affiliates:

         ARCO (a subsidiary of BP)             Kerr-McGee Corporation

         Commonwealth of Australia             Marathon Oil Company

         Enron Corp.                           Repsol-YPF, S.A.

         Ivanhoe Energy Inc.                   Texaco Inc. (a subsidiary of
                                               Chevron/Texaco)

         In addition, we have from time to time participated in joint development, testing, marketing or strategic relationships with various companies, including:

         AMEC Process and Energy Ltd.                 Ivanhoe Energy Inc.

         Criterion Catalyst Company L.P.              The Lubrizol Corporation

         DaimlerChrysler AG                           Lyondell Petrochemical
                                                      Company

         FuelCell Energy                              Marathon Oil Company

         GE Power Systems                             Nuevera (formerly Epyx
                                                      Corporation)

         General Motors Corporation                   Tessag Industrie-Anlagen
                                                      GmbH

         IdaTech (formerly Northwest Power Systems)   Volkswagen of America

Business Strategy

         Our objectives are to rapidly establish the Syntroleum Process as an industry standard and maximize our market share relative to alternative GTL technologies. Our business strategy to achieve these objectives involves the following key elements:

         Broadly License the Syntroleum Process. We intend to work with our existing licensees to develop new GTL plants and to continue selling licenses to use the Syntroleum Process. We estimate that there are over 200 oil and gas companies with natural gas reserves located outside the United States. We believe that many of these companies are potential licensees. We believe that widespread licensing, combined with research and development activities to further improve the Syntroleum Process, provide advantages over competing technologies, strengthens our relationships with our existing licensees and attracts new licensees.

         Develop and Own GTL Plants. We intend to own significant equity interests in joint ventures with our licensees and other energy industry and financial partners that will develop and own GTL plants for the production of specialty products and fuels. For example, we are currently developing a nominal 11,500 barrel per day Sweetwater plant to be constructed in Western Australia, in which we will own a significant equity interest. In addition, we are actively pursuing development of other GTL plants in various locations in which we expect to own significant equity interest, including our combined NGL/GTL project under development in the Talara region of Peru. We have also signed a nonbinding letter of intent with Petroleum Geo-Services ASA to form a joint venture to develop, market and operate mobile marine production facilities based on the Syntroleum Process.

         We generally retain the exclusive right to manufacture specialty products under our license agreements. We believe that our proprietary reactor designs and catalysts, combined with our improvements to existing refining methods, will enable us to produce relatively high margin, high quality specialty products more economically than conventional techniques.

         Further Expand and Develop Product Markets. We intend to continue to develop new markets for Syntroleum synthetic fuels and specialty products in order to promote the construction of GTL plants by our licensees and to establish markets for the products of GTL plants developed and owned by us. We believe that our technology can cost-effectively provide environmentally superior ultra-clean fuels for use in diesel, gasoline and jet engines. When made from domestic natural gas, Syntroleum diesel fuels qualify as alternative fuels under the Energy Policy Act. In addition, we have applied for certification that Syntroleum diesel fuels made from foreign natural gas qualify as alternative fuels under the Energy Policy Act. We also believe that the availability of our fuels will foster the successful development and economic application of fuel cells and other clean combustion technologies.

         Further Reduce Costs through Networked Research and Development Activities. We intend to continue research and development activities with a focus on improving the efficiency of the Syntroleum Process, further reducing capital and operating costs of GTL plants based on the Syntroleum Process, and better understanding the unique qualities of, and markets for, the synthetic products produced by the Syntroleum Process. We conduct research and development activities using our own resources and through our network of joint development arrangements with licensees and other industry partners. We believe that this network will provide us and our licensees with important competitive advantages and enhance our ability to attract additional licensees and joint development partners. We generally obtain title or exclusive rights to inventions or improvements that result from our joint development activities with others. We regularly review technological advances of others in related fields and actively seek to acquire rights to technologies that may enhance the Syntroleum Process.

The Syntroleum Advantage

         We expect that products of the Syntroleum Process will become a competitive source of supply for the anticipated demand for ultra-clean synthetic transportation fuels and the existing market for fuels and specialty products, based on our belief that these products can be:

             . produced at costs competitive with costs to produce many comparable products that are currently produced using conventional processes, including diesel fuel, gasoline and lubricants, assuming crude oil prices of at least $15.00 per barrel and natural gas prices lower than $1.00 per thousand cubic feet (levels at which stranded natural gas may be purchased in many parts of the world),

             . produced substantially free of contaminants normally found in fuels and specialty products made from crude oil,

             . used as blending stock to upgrade conventional fuels and specialty products made from crude oil,

             . used unblended in traditional combustion engines to significantly reduce emissions,

             . used in advanced combustion and fuel-cell engines that require sulfur and aromatic-free fuels, and

             . transported using the existing infrastructure for crude oil and refined products.

         The cost to produce a barrel of fuel includes the amortized plant or refinery capital costs, the operating costs and the feedstock costs (cost of natural gas in the case of the Syntroleum Process and cost of crude oil in the case of conventional refineries). Based on our current technology, we expect the combined capital and operating costs per installed barrel of capacity to be higher for a GTL plant based on the Syntroleum Process than for a conventional refinery. However, we believe lower prices for natural gas relative to crude oil can result in a total cost per equivalent barrel of product from a GTL plant based on the Syntroleum Process that is substantially less than the equivalent total per barrel cost for conventional refineries. Specifically, we believe the price of stranded natural gas used as a feedstock for the production of synthetic crude oil compares favorably with the price of crude oil in many markets. In addition, we believe conventional refineries will face additional capital and operating costs to meet the recently adopted EPA requirement to reduce the sulfur content level of diesel fuel to 15 parts per million by 2006. The American Petroleum Institute estimates that a requirement to reduce this sulfur content to 15 parts per million would add approximately $4.20 per barrel of additional costs for conventional refining. In contrast, the Syntroleum Process produces diesel fuel that already meets the new low sulfur requirement, providing an incremental relative cost advantage compared to conventional refineries.

         We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional methods. This is based on our belief that the Syntroleum Process can be low cost, used in large or small formats, adaptable and portable.

Market Potential

         We believe that significant market potential exists for the Syntroleum Process and its products due to the existing and growing demand for refined fuels, the anticipated demand for ultra-clean fuels for both internal combustion engines and fuel cells, the existing demand for high-quality specialty products, and the large existing supply of stranded natural gas worldwide.

         We expect demand for products created through the Syntroleum Process to result from the following.

         Large Market for Transportation Fuels. The existing market for transportation fuels is large, comprising 66% of the approximately 67 million barrels per day of refined petroleum products produced worldwide in 2000, as derived from information in the BP Statistical Review of World Energy, 2001. Moreover, according to the Energy

Information Administration, estimates show that diesel fuel demand is growing at a faster rate than the total demand for refined products due to the superior fuel efficiency of the diesel engine. We believe that a significant portion of the growing demand for transportation fuels can be satisfied through the conversion of natural gas into ultra-clean Syntroleum fuels. We also believe that even if substantial volumes of Syntroleum fuels were to flow into these markets, these additional volumes would not cause a significant price degradation based on the large size of the market. We estimate worldwide consumption of refined petroleum products as follows:

              Worldwide Consumption of Refined Petroleum Products

                                       1990                       1995                      2000
                              ------------------------- -----------------------  ---------------------
Product                        Volume           %         Volume          %         Volume          %
---------------------------  -----------   ------------ ----------  -----------  ----------  ---------
                                                       (millions of barrels per day)

Gasolines (1) .............     15.6          28.6%        17.4         28.7%        19.4         29.1
Middle Distillates (2).....     18.7          34.2         21.8         36.0         24.9         37.2
Others (3).................     20.3          37.2         21.4         35.3         22.5         33.7
                                ----          ----         ----         ----         ----         ----
Total......................     54.6          100.0%       60.6         100.0%       66.8         100.0%
                                ====          =======      ====         =======      ====         ======

--------------------------
(1)      Consists of aviation and motor gasoline and light distillate feedstock.
(2)      Consists of jet and heating kerosenes, gas oils and diesel oils.
(3) Consists of fuel oil, refinery gas, propane, solvents, petroleum coke, lubricants, bitumen, wax and refinery fuel and loss.
Source: Derived from information in the BP Statistical Review of World Energy, 2001.

         Increasing Demand for Ultra-Clean Fuels. The market demand for ultra-clean fuels in particular is increasing due to more stringent environmental standards in most of the world's industrialized countries and the need for vehicle manufacturers to respond to the challenge of producing fuel-efficient engines that meet these standards. The burden of producing cleaner fuels from conventional crude oil is expected to substantially increase refining costs. We believe that these factors will promote the creation of markets for premium ultra-clean fuels produced by the Syntroleum Process. In addition, we believe that Syntroleum fuels, either alone or blended with conventional fuels, can be used in existing and new generation diesel engines on a cost-effective basis to meet or exceed current and scheduled fuel specifications and emissions standards.

         Increasingly Restrictive Environmental Legislation. Key domestic and international environmental regulations and initiatives that affect the demand for ultra-clean fuels include the Clean Air Act of 1970, which establishes specific responsibilities for government and private industry to reduce emissions from vehicles, factories and other pollution sources. In December 1999, the EPA issued rules mandating that sulfur levels in highway diesel fuel be lowered from the current level of 500 parts per million to 15 parts per million beginning in 2006. The burden placed on the petroleum refining and automobile industries to meet these new gasoline and diesel sulfur levels is significant. In the last eight years, the sulfur content of crude oil refined in the U.S. has increased by 20 percent as a result of shifts in the production mix of the world's crude oil.

         The Energy Policy Act mandates that, by the year 2001, 75% of all affected federal and state government vehicle purchases, and 90% of all affected vehicle purchases by private alternative fuel suppliers, must be alternative fuel vehicles. In addition, the Act provides the Department of Energy with a goal of displacing 30% of transportation fuel with non-petroleum replacement fuels, including alternative fuels, by the year 2010. For the goals set forth by the Energy Policy Act to be successful, we believe an alternative fuel must be found that offers consumers the convenience of using existing fuel distribution systems, while at the same time meeting their expectations for vehicle power and range performance.

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

         States are also looking for emission reductions. For example, the California Air Resources Board has announced plans to implement stringent new regulation on transit bus emissions. Under the new regulation, agencies electing to continue using older diesel buses will be required to implement new emission controls to reduce exhaust emission and to use low-sulfur fuels (containing a maximum of 15 parts per million) or to shift to alternative fuels. The regulation also requires reduced exhaust particulate matter and nitrogen oxides from new diesel engines. These reductions are expected to be achieved only through the use of ultra-clean fuels.

         Finally, the European Union is also seeking sharp reductions in engine emissions. Sulfur content from the current level of 350 parts per million to below 50 parts per million is currently mandated for diesel fuel by 2005. In addition, the Commission of the European Communities has issued a proposal which, if adopted, would require diesel fuel with a maximum sulfur content of 10 parts per million to be made available on a broad geographic basis within each member state of the European Union by January 1, 2005. The proposal would also require all diesel fuel to have a maximum sulfur content of 10 parts per million by 2011.

         We believe that Syntroleum fuels are positioned to take advantage of the demand for ultra-clean fuels that we expect will develop as a result of these environmental and emission standards. Syntroleum fuels are substantially free of contaminants, including sulfur, aromatics and heavy metals, and demonstrate high operating efficiency. As a result, we believe that Syntroleum fuels, either alone or blended with conventional fuels, can be used in existing and new generation diesel engines on a cost-effective basis to meet or exceed current and scheduled fuel specifications and emissions standards. When made from domestic natural gas, Syntroleum diesel fuels qualify as alternative fuels under the Energy Policy Act. In addition, we have applied for certification that Syntroleum diesel fuels made from foreign natural gas qualify as alternative fuels under the Energy Policy Act. By eliminating the need for specially equipped vehicles or refueling stations, Syntroleum ultra-clean fuels can avoid the infrastructure problems that have challenged the widespread use of other alternative fuels to date.

         Existing Market for High-Quality Specialty Products. Synthetic crude oil produced by the Syntroleum Process can be further refined into specialty products using conventional refining processes that can be simplified to take advantage of the ultra-clean nature of the synthetic feedstock. We retain the exclusive right to manufacture these products using the Syntroleum Process under our license agreements and intend to develop and own significant equity interests in GTL plants designed to produce these specialty products. We believe that Syntroleum specialty products have environmental and performance characteristics that are superior to comparable conventional crude oil products. For example, we expect our synthetic lube-base oil will meet or exceed new high performance and emissions standards established by the United States federal government and the automobile industry for lubricants in new vehicles beginning in 2003. Our targeted specialty product markets include the following:

             . Lube-Base Oils. Lube-base oils have a variety of industrial applications, including use as transformer oil, passenger car motor oil, heavy-duty lubricants and synthetic basestock. Worldwide demand for all lubricants is approximately 800,000 barrels per day. Historically, lube oil prices have varied from approximately $40 per barrel for the lowest quality grades to over $200 per barrel for the highest quality synthetic grades.

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

             . Process Oils. Process oils are used in a number of industries involved in the production of chemicals, textiles, rubber and plastics. These products have a wide variety of applications, from mold release agents to ingredients in personal care products. Process oils can also be used in electrical transformers as a cooling and insulation agent. Historically, prices for these products have ranged from $35 per barrel to over $200 per barrel.

             . Waxes. Waxes are longer linear chain hydrocarbon molecules that are solid at room temperature and have a variety of applications, including adhesives, coatings and other products. These markets have primarily been supplied with petroleum-derived waxes. Historically, prices have varied between $30 per barrel for the lowest quality wax to over $150 per barrel for high melting point synthetic wax.

             . Normal Paraffins. Normal paraffins are saturated linear hydrocarbons with molecular ranges between ten and 15 carbon atoms. These products must be 98% pure, have low odor levels and be of water clear quality. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, aluminum rolling oils and other products. Prices for normal paraffins historically have averaged between $60 and $85 per barrel.

             . Drilling Fluids. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit and to remove cuttings from the well bore as well as to enhance safety during drilling operations by maintaining well pressure. Drilling fluids mixed with well cuttings can accumulate under offshore platforms. Crude oil-based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations, where prices have generally ranged between $250 and $300 per barrel. We have developed a synthetic drilling fluid product that we expect will meet or exceed all current applicable environmental requirements for use in the drilling of oil and gas wells.

         Increasing Demand for Fuel Cells. We believe that Syntroleum fuels have the potential to become ideal fuels for fuel cells and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of sulfur, aromatics and heavy metals from Syntroleum fuels allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of fuel-cell components can be reduced. Because Syntroleum fuels have almost twice the hydrogen content of other liquid fuels, including methanol, Syntroleum fuels enable greater utility and wider application of fuel-cell power for vehicles. We believe that Syntroleum fuels can be distributed using the existing conventional fuel distribution infrastructure and have lower toxicity and similar solubility compared to conventional fuels. A fuel cell is a device that combines hydrogen, which can be derived from a fuel like natural gas, propane, methanol, gasoline or diesel, with oxygen from the air to produce electric power without combustion. Fuel-cell systems have advantages over conventional power generation systems including low or no pollution, higher fuel efficiency, greater flexibility in installation and operation, quiet operation, low vibration and potentially lower maintenance and capital costs. Fuel cells are being developed to support a variety of markets, including transportation and continuous stationary (residential and commercial power).

Supply of Natural Gas

         Natural Gas Resource Base. Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil and natural gas. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the gas resource base. We have not independently verified this information. Accordingly, we cannot assure you as to the existence or recoverability of the estimates of identified reserves of oil and natural gas set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas into amounts of synthetic crude oil assume that all of the referenced natural gas could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas, the composition of the natural gas and process conditions selected for the plant, and this variance may be material.

         World natural gas reserves provide an extensive resource base from which Syntroleum fuels and specialty products can be produced. According to information derived from the BP Statistical Review of World Energy, 2001, and the Department of Energy, worldwide identified natural gas reserves are estimated to be approximately 5,304 trillion cubic feet.

         The following table presents the 2000 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region.

  Identified 2000 Worldwide Natural Gas Reserves, Consumption and Reserve Life

                         Region                               Reserves      Consumption       Reserve Life
                         ------                               --------      -----------       ------------
                                                          (trillion cubic  (trillion cubic     (years)
                                                              feet)          feet)
Central and South America............................           244.6           3.2               76.4
Africa and the Middle East...........................         2,249.0           8.7              258.5
Asia.................................................           365.1          10.2               35.8
Europe...............................................           183.9          16.2               11.4
North America........................................           258.8          27.0                9.6
Russia and other former Soviet Union regions.........         2,002.6          19.3              103.8
    Total............................................         5,304.0          84.6               62.7

---------------------------
Source: Information derived from BP Statistical Review of World Energy, 2000, and the Department of Energy.

         Identified natural gas reserves have grown at a rapid rate. Identified natural gas reserves in 1990 were estimated to be approximately 4,207 trillion cubic feet, according to the BP statistical Review of World Energy 2001. However, in 2000, these reserves were estimated to be approximately 5,304 trillion cubic feet. This increase occurred despite the fact that, over the same time frame, demand for natural gas increased 22%.

         Natural Gas Field Size Distribution. The table below lists an estimate of the distribution, by field size, of the world's natural gas fields. Only 179 of these fields are larger than five trillion cubic feet, which is generally considered to be the minimum size necessary to support the development of a full-scale liquefied natural gas (LNG) plant based on a typical 20-year plant life.

                        The World's Natural Gas Fields

                                                Number of
Reserves                                         Fields
--------                                         ------
(trillion cubic feet)

Between 50 and 500........................         16
Between 5 and 50..........................        163
Between 1 and 5...........................        641
Between .5 and 1..........................        668
Between .25 and .5........................        940
Between .1 and .25........................       1,620
Between .01 and .1........................       5,085
Less than .01.............................       6,243
                                                 -----
    Total.................................       15,376
                                                 ======

---------------------------
 Source:  IHS Energy Group, 1998.

         Based on field size and portability, we believe GTL plants based on the Syntroleum Process can potentially access over 9,133 of the world's natural gas fields, representing approximately 95% of the total reserves held in these fields. Assuming a typical 30-year plant life, of the 15,376 natural gas fields shown above approximately:

             . 16 contain sufficient reserves to support ten or more 50,000 barrels per day plants,

             . an additional 163 contain sufficient reserves to support one or more 50,000 barrels per day plants,

             . an additional 641 contain sufficient reserves to support one or more 10,000 to 50,000 barrels per day plants,

             . an additional 668 contain sufficient reserves to support one or more 5,000 to 10,000 barrels per day plants, and

             . an additional 940 contain sufficient reserves to support one or more 2,500 to 5,000 barrels per day plants.

An additional 6,705 of these 15,376 fields contain sufficient reserves to support a portable 2,000 barrels per day plant for a shorter plant life.

         Stranded Natural Gas Reserves. The Oil and Gas Journal has estimated that of the world's identified natural gas reserves, approximately 60%, or 3,182 trillion cubic feet, currently have no economic market (equivalent to approximately 310 billion barrels of synthetic crude oil).

         The term "stranded gas" generally refers to gas which exists in reservoirs that have been discovered, but no economic market can be found for the production, or production would be too prolific for the limited markets available. Typically, this low value gas is managed by either not producing, or "shutting in," the gas, flaring or venting the gas, or reinjecting the gas into the geologic formation from which it is produced.

         The large amount of stranded natural gas throughout the world is caused by a combination of four primary factors. First, much of the world's stranded natural gas is located in fields of less than five trillion cubic feet, which is generally considered the minimum size necessary to support the development of a full-scale LNG plant for a typical 20-year plant life. The small size of many of these fields makes the production of natural gas from the fields uneconomical. Second, much of the world's stranded natural gas is located in areas where there is no local market and the distance to large natural gas consuming areas is great. This makes transportation costs high and often renders development projects uneconomic. Third, even in circumstances where a transportation system is available for natural gas, the cost of transporting natural gas in a gaseous state is generally substantially higher, on an energy equivalent basis, than that of oil. Finally, we estimate that the worldwide LNG market is approximately 2.4 million oil-equivalent barrels per day, which is relatively small compared to the approximately 44 million barrels per day transportation fuels markets. Natural gas can also be converted to ammonia and methanol. Based on industry publications, we currently estimate that the market for ammonia on a barrel of oil equivalent basis is approximately 1.5 million barrels per day and the market for methanol on a barrel of oil equivalent basis is approximately 443,439 barrels per day. These markets are small relative to the size of the worldwide natural gas resource base and relative to the approximately 67 million barrels per day market for crude oil and related products.

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

Licensing Arrangements

         We currently market four types of license agreements. Our master license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide. Our volume license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process, subject to specified aggregate production capacity limits. Our regional license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region. Finally, our site license agreement generally grants to the licensee the non-exclusive right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement. The licenses generally exclude the right to use the Syntroleum Process in North America as well as in China and India due to intellectual property protection concerns.

         By entering into a master, volume or regional license agreement, a licensee secures pricing terms for site licenses and obtains the right to use the Syntroleum Process, the right to acquire catalysts from us for which we charge a fixed mark-up over our cost and the right to future improvements in our GTL technology. To date, we have entered into master license agreements with ARCO (a subsidiary of BP), Ivanhoe Energy, Marathon and Texaco (a subsidiary of Chevron Texaco), and we have entered into volume license agreements with the Commonwealth of Australia, Enron, Kerr-McGee and Repsol-YPF. We intend to continue to market the Syntroleum Process for license primarily to companies with significant stranded natural gas reserves.

         At the inception of a master, volume or regional license agreement, the licensee generally makes an initial deposit to us, which is credited against future site-specific license fees. The amount of the initial deposit depends on market conditions and, in the case of volume and regional license agreements, the volume limitation and the size and location of the region covered. We have received an aggregate of $38 million in cash as initial deposits and option fees under our existing license agreements. In some cases, we have acquired technologies or commitments to provide funding for future development activities in lieu of initial cash deposits. For a discussion of license fees, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Operating Revenues--License Revenues."

         As part of our network model for improving our GTL technology, we generally acquire a royalty-free, non-exclusive license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also generally acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we acquire from other licensees. Our license agreements may be terminated by the licensee, with or without cause, upon 90 days' notice to us.

Key Testing and Commercial Projects

           The following sets forth our progress to date in implementing our business strategy. Although we have made significant progress towards commercializing the Syntroleum Process, we cannot assure you that licensees will construct any plants under their license agreements, that we will be able to obtain financing for specialty product or fuels gas-to-liquids plants, that design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful or that these plants will be constructed or utilized on a cost-effective basis. See "Risk Factors."

         In addition to our nominal two barrel per day pilot plant and laboratory facilities located in Tulsa, Oklahoma, which are the primary sites for our research and development activities, we have been or are currently involved in several projects and initiatives, including the following.

         Cherry Point Project. We were a joint participant with ARCO in a 70 barrel per day GTL demonstration plant located at ARCO's Cherry Point refinery in the State of Washington. The plant began operating in July 1999 and operated successfully until it was shut down at the completion of testing shortly after June 30, 2000. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations exceeded our expectations and successfully demonstrated a number of key aspects of our proprietary autothermal reformer and moving bed reactor designs and related catalyst performance. This plant has been recently disassembled and moved to Tulsa, Oklahoma where we expect to reassemble the plant as part of our expected fuels project with the DOE discussed below. The data and experience generated from our participation in plant operations will be useful in our efforts to apply these reactor designs on a commercial basis both for fuels and specialty product plants. We are currently conducting engineering studies with others for commercial-scale plants using these reactor designs.

         Sweetwater Project. We are developing a nominal 11,500 barrel per day specialty product plant in Australia that we call the Sweetwater plant. We currently anticipate that this plant will produce synthetic lube oil, normal paraffins, process oils and light paraffins. The plant will use a fixed tube reactor design which produces a high yield of the desired products with high wax content and has lower scale-up risks than other reactor designs and will include additional refining equipment necessary to produce the targeted specialty products. We plan to construct this plant through a joint venture with other parties who we expect will furnish a significant portion of the needed equity financing . In February 2000, we selected a site for the plant about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia. We have entered into a firm, lump-sum engineering, procurement and construction contract, an operation and maintenance contract, a natural gas supply contract and other contracts for this plant. We currently expect the capital costs of the Sweetwater plant to be funded primarily by senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We are currently in discussions with several parties regarding equity financing for the Sweetwater project. However, we cannot assure you that we will be successful in obtaining either the debt or equity financing for this project.

         Joint Venture to Provide Contract GTL Services. We have entered into a nonbinding letter of intent with Petroleum Geo-Services ASA to form a joint venture to develop, market and operate mobile, marine-based production facilities that use the Syntroleum Process. If the transaction is completed, the joint venture will be a separate operating company offering contract GTL services to gas producers to convert natural gas from offshore fields into synthetic hydrocarbon products. Use of these services could enable monetization of gas that is normally flared or otherwise wasted. Under the letter of intent, the planned joint venture will have its initial operations in

Aberdeen, Scotland and will be the exclusive means by which we and PGS offer mobile, marine-based contract GTL services to third parties. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the parties. We cannot assure you that the joint venture will be formed or commence actual business operations.

         DOE Project. During the third quarter of 2001, the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project under an agreement with ICRC. Under the terms of the agreement, the DOE will fund $16 million of the $36 million project, and the other project participants will provide the remaining $20 million. We are currently in discussions with Marathon Oil Company and others regarding their participation in this project. Under the program, Syntroleum's Cherry Point GTL facility, which has been disassembled and relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma, is expected to become the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. The relocation of the Cherry Point GTL facility to Tulsa, Oklahoma was completed in 2001. Construction of the new facility in Tulsa is currently expected to begin in 2002, with fuel production expected to commence in 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

         Talara Project. During the fourth quarter of 2001 we announced plans to develop an integrated NGL/GTL (natural gas liquids/gas-to-liquids) project in the Talara Basin of Northwest Peru. We expect to develop this project in three phases. Phase I is expected to consist of construction of a nominal 2,000 barrel per day NGL plant to upgrade and replace an existing plant. Phase II is expected to involve the expansion of the NGL plant and the construction of a 5,000 barrel per day GTL plant. Phase III is expected to involve expansion of the GTL facility if additional natural gas reserves and production in the area are developed. In connection with this proposed project, we signed a license contract with the government of Peru under which we have acquired exploration and production rights to the offshore Peruvian oil and gas block designated as Z-1. Previous exploration activity in the area has identified possible gas and condensate prospects, which we believe have remained undeveloped up to now due to lack of an adequate market for the gas. We anticipate that development of these prospects would facilitate the third phase of the Talara project. Completion of this project is subject to satisfaction of several conditions including negotiation and execution of definitive gas purchase agreements, engineering, procurement and construction agreements and other agreements, site acquisition and financing. We cannot assure you that this project will commence actual operations. In addition, this project will be subject to the risks of delay inherent in any large construction project.

         DOD Project. During the first quarter of 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) program under the Department of Defense Appropriation Bill, 2002. We expect to negotiate a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made JP-8 fuel in military diesel and turbine engine applications. We cannot assure you that we will be successful in concluding a contract with DOD to participate in this program.

Research and Development

         One of our key strategies is to continue to lower the capital and operating cost of our GTL technology through research and development. We have spent approximately $8.3 million in 1999, $12.6 million in 2000 and $16.2 million in 2001 on pilot plant and research and development facilities and activities. Our continued research and development efforts will take place in four primary areas: process design, catalyst development, reactor design and heat integration/power recovery. For a discussion of our efforts in these areas, see "--The Syntroleum Process."

         We lease a 4,500 square foot laboratory and own a 16,500 square foot laboratory facility located on approximately 95 acres of land where we are engaged in extensive development and testing of Syntroleum products. These facilities also house our product refining research and development activities, including hydrogen saturation, hydroisomerization, hydrocracking and distillation capabilities, as well as a fully automated dual train bench scale hydroprocessing unit. We have recently completed construction of a large scale hydroprocessing pilot unit that is currently operational. Our laboratories currently have 24 fixed tube reactors, two fluidized bed reactors, and seven continuous stirred tank reactors in which automated tests are run and catalyst systems are evaluated and developed. We also have arrangements with a number of universities and companies for a full range of state-of-the-art catalyst evaluation.

         As of March 1, 2002, we had 81 employees in our laboratory, pilot plant and engineering departments, 53 of whom are chemists, engineers or other degreed professionals (21 with masters or Ph.D. degrees) devoted to research and development activities. A number of other chemists, engineers and professionals that are employed by our licensees and joint development partners also contribute to the further development and commercialization of the Syntroleum Process.

Sales and Marketing

         We intend to maintain an active marketing and sales effort to promote the Syntroleum Process through several channels. We have been and will continue to be an active participant at industry conferences relating to GTL processes. We also intend to continue to write and publish papers on topics regarding the implications of GTL technology to the energy and transportation industries. Additionally, we will continue to educate and inform our customers through the use of multi-media and print presentations. We also intend to continue our efforts to establish brand recognition for specialty products to be produced by our specialty plants. "Syntroleum" is a registered trademark and service mark in the United States, and applications are pending to register the trademark in various foreign countries.

         In addition, RWE (formerly Tessag), AMEC and other engineering companies are familiar with our GTL technology and have assisted us in marketing the Syntroleum Process. Our agreements with engineering firms sometimes provide these firms with the right to market the Syntroleum Process. We believe that these relationships will expand our marketing effort in a cost-effective manner. As of March 31, 2002, we had 14 employees in our business development and marketing departments, seven of whom hold advanced degrees, and we also retain a full-time sales representative in London, England. We also have representation relationships with several other organizations and individuals covering Europe, portions of Africa and Russia.

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

                                     Step 1
                   Conversion of Natural Gas to Synthesis Gas

                                                          Synthesis Gas
Natural Gas      Air         Steam                    (diluted with Nitrogen)   Water
                                        Catalyst
  CH/4/ +    O/2/ +  N/2/  +  H/2/0  ------------->    CO  +  H/2/  +  N/2/  +  H/2/O

                                     Step 2
                           Fischer - Tropsch Synthesis

     SynthesisGas
(dilutedwithNitrogen)                Hydrocarbons       Nitrogen      Water
                         Catalyst
H/2/  +  CO  +  N/2/   ----------->    C/n/H/( 2n+2)/  +  N/2/    +   H/2/O

         Our goal in developing this process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications.

         Although we believe that the Syntroleum Process can be utilized in commercial-scale GTL plants, we cannot assure you that commercial-scale GTL plants based on the Syntroleum Process will be successfully constructed and operated or that these plants will yield the same economics and results as those demonstrated on a pilot plant basis. In addition, improvements to the Syntroleum Process currently under development may not prove to be commercially applicable. See "Risk Factors--Risks Relating to our Technology."

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

         Under our arrangements with various catalyst manufacturers, the manufacturers have manufactured, in their respective commercial facilities, batches of our catalysts in quantities sufficient to confirm that the performance of these catalysts is comparable to the same catalyst produced by us and that these catalysts can be produced in commercial quantities at targeted cost levels. We estimate that the useful life of our Fischer-Tropsch catalysts will be three to five years under normal operating conditions.

         We plan to improve existing catalysts and continue to develop additional catalyst formulations for use in the Syntroleum Process. Catalyst development is a complex process requiring significant scientific skill and resources. We have in the past and intend to continue to devote substantial resources to research and development activities to produce Fischer-Tropsch catalysts with improved activity rates, selectivity and active life, all at reasonable manufacturing cost. In addition, we intend to enhance our catalyst development activities through catalyst joint development programs with our joint development partners and catalysis experts retained on a consulting basis.

Fischer-Tropsch Reactor Designs

         We have tested at our pilot plant several different proprietary Fischer-Tropsch reactor designs and associated catalysts for use in the Syntroleum Process. These include multiple fixed bed and moving bed reactors. In addition, under its agreement with Syntroleum, ARCO constructed and operated a 70 barrel per day GTL pilot plant that tested the moving bed reactor on a larger scale. As discussed elsewhere, we have recently moved this plant to Tulsa, Oklahoma where we expect to reconstruct it for additional operation. We have several pending United States and foreign patent applications related to our Fischer-Tropsch reactors.

Heat Integration and Power Recovery

         Compression is the primary energy consumer in the Syntroleum Process. Engineering studies conducted by various engineering companies have demonstrated that the heat generated by the two catalytic reactions in the Syntroleum Process can be captured in the form of mechanical and electrical energy sufficient to supply all of a GTL plant's needs plus a surplus for other uses, if desired. We have developed several heat integration and power recovery schemes with partners such as GE Power Systems to broaden the flexibility of the Syntroleum Process and, in some cases, lower the capital cost as well as the number of pieces of major equipment necessary for operation of a GTL plant.

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

Advantages Over Competing Processes

         We believe that the method by which our process uses air directly from the atmosphere is a unique characteristic and a primary competitive advantage of the Syntroleum Process. Competitive processes for the conversion of natural gas into synthetic hydrocarbons generally utilize either steam reforming or a combination of steam reforming and partial oxidation with pure oxygen in the conversion of natural gas to synthesis gas. Steam reformers react steam with natural gas to produce synthesis gas. A conventional steam reformer is a relatively complex unit that consists of a large fired heater with catalyst-filled tubes. Because the reaction operates at high temperature and pressure, the tubes are made of exotic alloys and are expensive. Operating costs are increased due to the endothermic nature of the process, which requires a continuous input of heat. Processes that utilize a combination of steam reforming and partial oxidation with pure oxygen also require an air separation plant to produce pure oxygen. The air separation plant must be constructed with expensive metals and materials, because its operation involves very low temperatures and requires significant energy input, as well as operating risks inherent in handling pure oxygen. Moreover, the use of pure oxygen generates synthesis gas that is free of nitrogen. While the Fischer-Tropsch reaction in competitive processes is designed to occur without the presence of nitrogen, the Syntroleum Process is designed to utilize the nitrogen in the Fischer-Tropsch process to remove a portion of the heat generated by the process. Use of the auto thermal reformer reactor in the Syntroleum Process also provides advantages over competitive processes because of its relatively low capital and operating costs. In addition to lowering the capital cost, the elimination of an air separation plant and steam reformer has the additional advantage of reducing the size and complexity and lowering the energy requirements of GTL plants based on the Syntroleum Process.

         We believe that another advantage of the Syntroleum Process is the absence in several design configurations of recycle loops necessary in some competitive processes, which also tends to lower capital costs. In the Fischer-Tropsch stage of some competitive processes, a recycle loop is utilized in order to maximize the output of hydrocarbons and help control the heat generated by the reaction. As a result, these processes are designed to avoid the introduction of inert gases (including nitrogen) into the process, which would otherwise build up in the system and hinder the reaction.

Feedstocks

         The Syntroleum Process is designed to produce approximately 6 million British thermal units of liquid hydrocarbons from between 9.5 and 13 million British thermal units of natural gas feedstock. Conversion efficiency varies depending on gas composition and process conditions selected for each plant. One of the benefits of the Syntroleum Process is its ability to utilize natural gas containing nitrogen and carbon dioxide, up to specified levels, without removing these impurities prior to consumption by the plant. However, natural gas that contains sulfur, metals and other materials that poison catalysts must be processed in order to remove these contaminants prior to the use of the natural gas in the first catalytic reaction.

Byproducts and Emissions

         A byproduct of the Syntroleum Process is synthesized water that, with treatment to remove organic materials, could be sold commercially as industrial or irrigation water in areas where sufficient demand exists. Based on pilot plant tests, we believe that slightly more than one barrel of synthesized water can be produced for each barrel of synthetic crude oil produced.

         Depending on the process configuration, emissions from the Syntroleum Process are expected to include nitrous oxide, carbon monoxide, carbon dioxide and light hydrocarbons, which we believe will generally be within applicable emissions standards. Spent catalysts are expected to be processed by a catalyst reclaimer, which will recover useful metals and be responsible for disposal of the nonreclaimed portion of the catalyst.

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

         We currently own, or have licensed rights to more than 120 patents or patent applications pending in the United States and various foreign countries that relate in general to one or more embodiments of the Syntroleum Process.

         We cannot assure you that additional patents will be granted with respect to any patent applications filed by us or our licensors. Any patents issued or licensed to us might not provide us with commercial benefit or might be infringed, invalidated or circumvented by others. The approval or rejection of our patent applications by the U.S. Patent Office may take several years.

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

         It is our policy to honor the valid, enforceable intellectual property rights of others. Our success depends on our ability to avoid infringing these rights and, if need be, defending ourselves against any claims of infringement. While we have made efforts to avoid any such infringement, commercialization of our GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others.

         Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. Legal actions could be brought against us, our partners or our licensees claiming damages and seeking an injunction that would prevent us, our partners or our licensees from testing, marketing or commercializing the affected technologies. Major energy companies seeking to gain a competitive advantage may have an interest in bringing one of these actions. If such an action was successful, in addition to potential liability for damages, we, our partners or our licensees could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, like the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation. We have conducted a review of several hundred existing patents applicable to the GTL field and believe that we are not infringing on the valid, enforceable patents of others. We have not been notified of any claim that our GTL technology infringes the proprietary rights of any third party. However, we cannot assure you that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

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

Employees

         We had 125 employees at March 1, 2002, including 60 employees involved in research and development and pilot plant operations, 14 employees in business development and marketing, 21 employees in engineering, and 30 employees in finance, legal, information technology and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

Government Regulation

         We will be subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials and employee health and safety. In addition, our GTL plants will be subject to the environmental and health and safety laws and regulations of any foreign countries in which these plants are to be located. For example, our Sweetwater project will require us to comply with extensive Australian environmental, health and safety laws. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal "Superfund" law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent wastes offsite for disposal and current owners and operators of property. Environmental laws and regulations often require the acquisition of a permit or other authorization before activities may be conducted and compliance with laws and regulations, and any requisite permits, can increase the costs of designing, installing and operating our GTL plants. For example, we are required to obtain numerous Australian environmental, health and safety permits in connection with our Sweetwater project.

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

         Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations and containing or remediating contamination. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We do not currently carry environmental impairment liability insurance to protect us against these contingencies but may, in the future, seek to obtain insurance in connection with our participation in the construction and operation of GTL plants if coverage is available at reasonable cost and without unreasonably broad exclusions.

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

MANAGEMENT AND DISPOSITION OF REAL ESTATE AND MISCELLANEOUS ASSETS

         Our predecessor, SLH Corporation, owned real estate assets which we are currently liquidating. These assets reflect the remaining assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. Real estate assets, as of December 31, 2001, consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 69 residential lots available for sale known as the "Houston Project." The total real estate inventory had an aggregate carrying value at December 31, 2001 of approximately $3.0 million.

         Our real estate assets are owned by our subsidiary, Scout Development Corporation. The Houston Project is owned by 529 Partners, Ltd., a Texas limited partnership in which Scout holds a 75% interest. 529 Partners is developing the property for residential and light commercial purposes. During 2001, 529 Partners sold 125 lots of the Houston Project for residential use for approximately $2.6 million. We expect that the balance of the tract will be developed by 529 Partners for residential use and ultimate sale.

         Our other assets at December 31, 2001 included (1) $46,532,000 of cash, government securities and current receivables, (2) an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $506,000, (3) an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000, (4) and an equity investment in a recently renovated hotel in Tulsa, Oklahoma. During 2001 we sold our 49.9% partnership interest in a retail shopping center in Gillette, Wyoming for a gain of $1.9 million. We plan to liquidate these remaining investments, other than the cash, government securities and current receivables, in an orderly manner to maximize their value to stockholders.

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

RISK FACTORS

         You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

RISKS RELATING TO OUR TECHNOLOGY

         We might not successfully commercialize our technology, and commercial-scale GTL plants based on the Syntroleum Process may never be successfully constructed or operated.

         To date, no commercial-scale GTL plant based on the Syntroleum Process has been constructed. A commercial-scale GTL plant based on the Syntroleum Process might never be successfully built either by us or by any of our licensees. Our success depends on our ability, and the ability of our licensees, to economically design, construct and operate GTL plants based on the Syntroleum Process on a commercial scale. The successful commercial construction and operation of a GTL plant based on the Syntroleum Process depends on a variety of factors, many of which are outside our control. Although we are currently developing the Sweetwater plant, our first commercial-scale GTL plant, we do not know if we will be successful in obtaining the necessary debt and equity financing for this plant. We do not know when construction of this plant will begin or when it will become operational. We do not have significant experience managing the financing, design, construction or operation of commercial-scale GTL plants, and we may not be successful in doing so.

         Commercial-scale GTL plants based on the Syntroleum Process might not produce results necessary for success, including results demonstrated on a laboratory and pilot plant basis.

              . A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial-scale GTL plants to be unsuccessful include:

              . lower reaction activity than that demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs,

              . shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs,

              . excessive production of gaseous light hydrocarbons from the Fisher-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations,

              . inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs, and

              . higher than anticipated capital and operating costs to design, construct and operate a GTL plant.

         In addition, these plants could experience mechanical difficulties, either related or unrelated to elements of the Syntroleum Process.

         Many of our competitors have significantly more financial and other resources than our company, and GTL technologies developed by our competitors could become more commercially successful than our technology or render our technology obsolete.

         The development of GTL technology is highly competitive, and other GTL technologies could become more commercially successful than our technology. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL technologies, including BP, Conoco, Exxon, Sasol (including through its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than us to spend for research and development of their technologies and for funding construction and operation of commercial-scale GTL plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. In addition, several small companies have developed, and are continuing to develop, competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology that, in many cases, could potentially lower the cost of competitive processes.

         As GTL technologies continue to be developed by our competitors, one or more of our current technologies may become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

         Our ability to protect our intellectual property rights involves many complexities and uncertainties, and commercialization of the Syntroleum Process could give rise to claims that our technology infringes upon the rights of others.

         Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. We cannot assure you that additional patents will be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, are often difficult to predict and vary significantly from country to country. We or our licensors may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our GTL technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

         Commercialization of the Syntroleum Process may give rise to claims that our technologies infringe upon the patents or other proprietary rights of others. Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. We cannot assure you that third parties will not claim infringement by us with respect to past, present or future GTL technologies. Legal actions could be brought against us, our partners or our licensees claiming damages and seeking an injunction that would prevent us, our partners or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our partners, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, like the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation.

         We could have potential indemnification liabilities to licensees relating to the operation of GTL plants based on the Syntroleum Process or intellectual property disputes.

         Our license agreements require us to indemnify the licensee, subject to a cap of 50% of the license fees we receive, against specified losses relating to, among other things:

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

         For example, we are seeking to develop improvements to the heat integration of the Syntroleum Process designed to lower capital and operating costs. These improvements may not occur because further integration of the gas turbine into the process might not be technically feasible due to the operating tolerances of the materials in the gas turbine.

         Industry rejection of our technology would make the construction of GTL plants based on the Syntroleum Process more difficult or impossible and adversely affect our ability to receive future license fees.

         As is typical in the case of any evolving technology, demand and industry acceptance for our GTL technology is subject to a high level of uncertainty. Failure by the industry to accept our technology would make our construction of GTL plants more difficult or impossible and adversely affect our ability to receive future license fees and to generate other revenue. Should a high profile industry participant adopt the Syntroleum Process and fail to achieve success or should any commercial GTL plant based on the Syntroleum Process fail to achieve success, other industry participants' perception of the Syntroleum Process could be adversely affected. In addition, some oil companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of GTL technology might negatively impact their competitive position.

RISKS RELATING TO OUR BUSINESS

         We will need to obtain funds from additional financings or other sources for the Sweetwater project and our other business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures, including those for the Sweetwater project.

         We have expended and will continue to expend a substantial amount of funds to continue the research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance the Sweetwater plant primarily through non-recourse debt financing at the project level, as well as equity financing, and plan to obtain additional funds for our GTL plant projects primarily through a combination of equity and debt project financing. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt and equity financing in the capital markets. Financing may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in the Sweetwater project and our other capital projects will include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we would be required to delay or to eliminate expenditures for the Sweetwater project and may be required to reduce, delay or eliminate expenditures for our other capital projects, research and development, and other activities. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

         Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of specialty products from GTL plants in which we own an interest will be a source of funds for operations. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within expected time frames. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

         The construction of the Sweetwater plant and other GTL plants based on the Syntroleum Process will be subject to the risks of delay and cost overruns inherent in any large construction project.

         The construction of GTL plants based on the Syntroleum Process, including the Sweetwater plant currently under development in Western Australia, will be subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

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

         As of December 31, 2001, we had an accumulated deficit of $99 million. We have not yet achieved profitability and expect to continue to incur net losses until we recognize sufficient revenues from licensing activities, GTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks, we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks. We cannot assure you that we will achieve or sustain profitability.

         Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue to fund research and development and project development activities. Capital expenditures will depend on the progress we make in developing various GTL projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.

         The economic application of GTL plants based on the Syntroleum Process depends on favorable crude oil prices and other commodity prices.

         Our belief that the Syntroleum Process can be cost effective at GTL plants with throughput levels under 10,000 to over 100,000 barrels per day is based on our assumption that oil prices in the range of at least $15 to $20 per barrel will prevail. However, the markets for oil and natural gas have historically been very volatile and are likely to continue to be very volatile in the future. Although world crude oil prices were approximately $18 per barrel in December 2001, during 1998 crude oil prices fell to historically low levels of below $10 per barrel for a period of time and could return to low levels in the future.

         Because the synthetic crude oil, liquid fuels and specialty products that GTL plants based on the Syntroleum Process are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock at these GTL plants, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include:

              .     the level of consumer product demand,

              .     weather conditions,

              .     domestic and foreign government regulation,

              .     the actions of the Organization of Petroleum Exporting
                    Countries,

              . political conditions in oil and natural gas producing countries,

              .     the supply of foreign crude oil and natural gas,

              . the location of GTL plants relative to natural gas reserves and pipelines,

              .     the capacities of pipelines,

              .     fluctuations in seasonal demand, and

              . the price and availability of alternative fuels and overall economic conditions.

         We cannot predict the future markets and prices for oil, natural gas, or other materials used in the Syntroleum Process or refined products.

         The economic application of GTL plants based on the Syntroleum Process depends on favorable plant operating conditions.

         The economic application of GTL technology depends on favorable plant operating conditions. Among the operating conditions that impact plant economics are the site location, infrastructure, weather conditions, the size of the equipment, the quality of the natural gas feedstock, the type of plant products and whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires the construction of substantial infrastructure, plant economics would be adversely affected. In addition, plants that are not designed to produce specialty products or other high margin products and plants that are not used to convert natural gas that is associated with oil reserves will be more dependent on favorable natural gas and oil prices than plants designed for those uses. We do not expect these plants to be cost-effective at price levels below the range of at least $15 to $20 per barrel for oil.

         GTL plants will depend on the availability of natural gas at economic prices, and alternative uses of natural gas could be preferred in many circumstances.

         The construction and operation of GTL plants will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world, and in many circumstances, the sale of natural gas for use as a feedstock in a GTL plant will not be the highest value market for the owner of the natural gas. The cryogenic conversion of natural gas to liquefied natural gas may compete with our GTL plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike us, many of our competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as a feedstock for GTL plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built in, or existing pipelines may be expanded into, areas where GTL plants are built, and this may affect the operating margins of these plants as other markets compete for the available natural gas. The United States and Western Europe have well-developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices would likely make investments in GTL plants that produce fuels uneconomic based upon current natural gas and refined product prices, as well as other market, environmental and regulatory conditions. Other areas around the world that have developed local markets for natural gas may also have higher valued uses for natural gas than as feedstocks for GTL plants. In addition, the commercialization of GTL technologies may have an adverse effect on the availability of natural gas at economic prices.

         Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a GTL plant based on the Syntroleum Process or to pursue alternative GTL technologies.

         Our licensees will control whether we issue any plant site licenses and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum Process has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant's products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of prices for crude oil, natural gas and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause, upon 90 days' notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

         Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.

         We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of our patents and patent applications, and Mark A. Agee, our President and Chief Operating Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained, and the timing of implementation may be impacted, if we are unable to attract and retain sufficient personnel. At March 1, 2002, we had 125 full-time employees. Except for a $500,000 life insurance policy held by us on the life of Kenneth L. Agee, we do not maintain "key person" life insurance policies on any of our employees.

         We depend on strategic relationships with manufacturing and engineering companies. If these companies fail to provide necessary components or services, this could negatively impact our business.

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

         We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum Process. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays, or construction plans could be canceled, while alternative engineering firms are identified and become familiar with the Syntroleum Process. We have limited experience in providing engineering services and have a limited engineering staff. Consequently, we will depend on third parties to provide necessary engineering services, and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of GTL plants based on the Syntroleum Process.

         Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.

         We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

              . timing of any construction by us or our licensees of GTL plants,

              . demand for licenses of the Syntroleum Process and receipt and revenue recognition of license fees,

              .     oil and gas prices,

              .     timing and amount of research and development expenditures,

              .     demand for synthetic fuels and specialty products,

              . introduction or enhancement of GTL technologies by us and our competitors,

              .     market acceptance of new technologies, and

              .     general economic conditions.

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

         If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Our GTL plants will generally be required to obtain permits under applicable environmental laws and various permits for industrial siting and construction. Compliance with environmental laws and regulations, and any requisite environmental or construction permits, may increase the costs of designing, constructing and operating our GTL plants. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our current real estate inventory as well as previously owned real estate.

         We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations.

         We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations. These risks include changes in domestic and foreign taxation, currency exchange risks, labor disputes and uncertain political and economic environments as well as risk of war, terrorism, civil disturbances or other events that could limit or disrupt production and markets or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. International operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation, which could affect the conduct or profitability of these operations.

         Recent terrorist attacks and United States military action could result in a material adverse effect on our business.

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. In October 2001, the United States commenced military action in Afghanistan in response to these attacks. Military action by the United States may continue indefinitely and may escalate and armed hostilities may begin or escalate in other countries. Further acts of terrorism in the United States or elsewhere may occur. These developments have caused instability in the world's financial and insurance markets and will likely significantly increase political and economic instability in the geographic areas in which we may wish to operate. In addition, these developments could lead to increased volatility in prices for crude oil and natural gas.

         Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many coverages and issued general notices of cancellations to their customers for war risk, terrorism and political risk insurance in respect of a wide variety of insurance coverages. Insurance premiums could be increased further or coverages may be unavailable in the future.

         United States government regulations effectively preclude us from actively engaging in business activities in certain countries. These regulations could be amended to cover countries where we may wish to operate in the future. These developments could subject the operations of our company to increased risks and, depending on their magnitude, could have a material adverse effect on our business.

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

ITEM 2.   PROPERTIES

          We own and operate a nominal two barrel-per-day pilot plant located on two acres leased in Tulsa, Oklahoma. We also lease 4,500 square feet of laboratory and office space and approximately 37,000 square feet of executive office space in Tulsa, Oklahoma. In addition, we own a 16,500 square foot laboratory facility located on approximately 100 acres of property in Tulsa, Oklahoma.

          We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, Oklahoma on which we intend to construct a 70 barrel per day GTL demonstration plant as part of our clean fuels project with the DOE. The primary term of the lease is ten years and the rent is $3,250 per month.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information concerning our executive officers as of May 1, 2002. Unless otherwise indicated, each of our executive officers has served in the indicated positions since the closing of the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998 and served in the same position with Syntroleum Corporation before the merger. References to positions held with our company before the date of the merger refer to positions held with our predecessor company, Syntroleum Corporation, an Oklahoma corporation.


          Name                    Age                          Position
          ----                   ----                          ---------

          Kenneth L. Agee         45        Chief Executive Officer and Chairman of the Board
          Mark A. Agee            49        President, Chief Operating Officer and Director
          Charles A. Bayens       63        Vice President of Engineering
          Carla S. Covey          29        Controller
          Eric Grimshaw           49        Vice President, General Counsel and Secretary
          Paul F. Schubert        46        Vice President of Research and Development
          Michael L. Stewart      47        Vice President of Information Technology
          Randall M. Thompson     43        Vice President and Chief Financial Officer
          Larry J. Weick          53        Vice President of Licensing and Business Development


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

          Carla S. Covey is our Controller. Ms. Covey became our Director of Accounting in June 1997. Prior to joining our company, Ms. Covey served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc., in Tulsa, Oklahoma from 1995 to 1997. Ms. Covey also served as Assistant Director of Human Resources for the Adam's Mark Hotel in Tulsa, Oklahoma from 1994 to 1995. Ms. Covey received her B.A. degree in Business Administration from Drury University and her M.S. degree in Management from Southern Nazarene University. Ms. Covey has also completed the Harvard Business School's Executive Management Program in Financial Engineering. Ms. Covey is a certified public accountant.

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

          Randall M. Thompson is our Vice President and Chief Financial Officer. Mr. Thompson joined our company in January 1997. From January 1994 through December 1996, he held various financial and marketing positions with Tenneco Energy Corporation, as Vice President of Strategic Planning, Vice President of Marketing and Vice President of Business Development. From 1983 through 1994, Mr. Thompson was employed by Atlantic

Richfield Company and held financial management positions. Mr. Thompson holds a B.A. in Economics from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.

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

                                  Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol "SYNM." The table below reflects the high and low sales prices for the common stock for each quarter during 2000 and 2001.

                                                    Sales Price
                                                    -----------
                                             -------          -------
                                               High             Low
                                             -------          -------
     Year Ended December 31, 2000:
          First Quarter                       26.38             7.13
          Second Quarter                      26.50            16.38
          Third Quarter                       20.81            12.88
          Fourth Quarter                      20.81            11.81

                                              High              Low
                                             -------          -------
     Year Ended December 31, 2001:
          First Quarter                       16.75            11.13
          Second Quarter                      14.74             7.00
          Third Quarter                        8.75             3.62
          Fourth Quarter                       7.25             4.10

          Record Holders. As of March 1, 2002, we had approximately 1,390 record holders of our common stock (including brokerage firms and other nominees).

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

          Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 41.1% of the outstanding shares of our common stock as of March 1, 2002. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

REGISTRATION STATEMENT

          In early 2000 we filed a Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the "Registration Statement"), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000. The Securities and Exchange Commission declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commended on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters' over-allotment option.

          The net proceeds to us from the offering were approximately $92 million. To date, we have used approximately $48 million in such net proceeds for the development of our Sweetwater project. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

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



                                         2001            2000          1999         1998           1997
                                    ------------   -----------   ------------   ----------     -------------
Statement of Operations Data:

Joint development revenue........... $    2,239     $   1,166     $    1,986     $    1,779      $    2,006
Real estate sales revenue...........      4,484         4,758          1,219          2,416               -
Licensing revenue...................          -         2,000              -              -               -
Other revenue.......................          2            84            650            284               1
                                    ------------   -----------   ------------   ----------     -------------
Total revenue.......................      6,725         8,008          3,855          4,479           2,007
                                    ------------   -----------   ------------   ----------     -------------
Costs and expenses:
   Cost of real estate sold.........      1,447         3,646            824          2,387               -
   Real estate operating expenses...        116           250            781            267               -
   Pilot plant, engineering
          and research and development   21,908        18,520         10,863          5,693           3,554
   Catalyst services................          -             -              -              -           4,800
   General and administrative.......     17,301        13,118         10,409          9,151           3,618
                                    ------------   -----------   ------------   -----------     ------------
           Total operating expenses.     40,772        35,534         22,877         17,498          11,972
                                    ------------   -----------   ------------   -----------     ------------
Operating income (loss).............    (34,047)      (27,526)       (19,022)       (13,019)         (9,965)
Investment, interest and other
          income (expense)..........      3,747         2,358          1,864          1,308             353
                                    ------------   -----------   ------------   -----------     ------------
Net income  (loss)..................    (30,300)    $ (25,168)    $  (17,158)    $  (11,711)     $   (9,612)
                                    ------------   -----------   ------------   -----------     ------------
Net income (loss) per share-
           basic and diluted (1)....  $    (.91)    $   (0.84)    $    (0.64)    $    (0.46)     $    (0.40)
                                    ============   ===========   ============   ============    ============


-------------------------------
(1) Adjusted to reflect the exchange ratio for the merger of Syntroleum Corporation and SLH Corporation of 1.2899 shares of our common stock for each share of our predecessor company's common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                As of December 31,
                                        2001            2000           1999            1998            1997
                                      ---------       --------        --------        ------          -------

Balance Sheet Data:

Working capital.................  $    42,765     $    81,722     $    22,798     $    37,476     $    9,846
Property and equipment, net.....       34,049          31,274           6,442           3,210          1,245
Total assets....................      105,512         139,878          39,591          50,400         12,091
Deferred revenue................       34,351          35,680          11,000          11,000         11,000
Stockholders' equity............       62,731          94,748          24,832          35,962         (1,242)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We are incurring costs with respect to developing and commercializing the Syntroleum Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities, gas-to-liquids plants or real estate sales.

OPERATING REVENUES

          During the periods discussed below, our revenues were primarily generated from the following:

          . sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation,

          . reimbursement for research and development activities associated with the Syntroleum Process, and

          . other sources, including rent generated by real estate holdings owned by SLH prior to the merger.

          . Because substantially all of our real estate portfolio has been sold, we expect to receive lower levels of revenues from these sources in future periods.

          . In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

          .    licensing,

          .    catalyst sales,

          . sales of products from or fees for the use of GTL plants in which we own an equity interest, and

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

         License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements require an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

         Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity, regardless of plant capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future.

         Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial fill for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

         GTL Plant Revenues. We intend to develop GTL plants and to retain significant equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., synthetic fuels, lube base oils, process oils, waxes, drilling fluid and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial partners in order to finance and operate these plants. We anticipate that our GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant.

         Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We conduct our research and development activities primarily through two initiatives: (1) independent development utilizing our own resources and (2) formal joint development arrangements with our licensees and others. Through these joint development agreements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development.

         Real Estate Sales Revenues. As of December 31, 2001, our real estate inventory consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 69 lots known as the "Houston Project." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at December 31, 2001 of approximately $3.0 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

         In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and the balance in the form of a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation ("FRI") doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to continue making these payments until Fitzgeralds is able to sell the parking garage. The Company's deed of trust contains a "due on sale" provision until the note is paid. After the note is paid, the Company's deed of trust remains in effect to secure Fitzgeralds' performance of its obligations under the ground lease and provides that any assignee of Fitzgeralds in the event of the sale of the parking garage must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease.

OPERATING EXPENSES

         Our operating expenses historically have consisted primarily of pilot plant, engineering, including third party engineering, and research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions.

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

         We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially as we have expanded our research and development, engineering and commercial activities, including staffing levels. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop, improve and commercialize our GTL technology.

         As a result of the completion of a substantial portion of the engineering and process/product testing associated with our Sweetwater project and in an effort to conserve working capital, we plan to decrease our operating expenses compared to prior years while continuing to fund our most critical research and development and project development activities.

         If we are successful in developing a GTL plant in which we own an interest, we expect to incur significant expenses in connection with the start-up of the plant. For example, we expect that our expenses will increase at the time of commencement of construction of the Sweetwater plant. Upon the commencement of commercial operation of the Sweetwater plant, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstocks for this plant and operating expenses relating to this plant, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract leading to a firm lump sum price has been signed.

RESULTS OF OPERATIONS

Overview

         Our primary research and development projects during 2001 related to the GTL technology we plan to use in the Sweetwater plant, including confirmation of catalyst performance and reactor designs. Of the $22 million expenses for pilot plant, engineering and research and development during 2001, approximately $3.9 million directly related to the Sweetwater plant and $1.5 million related to our new pilot scale refining unit at our Technology Center in Tulsa, Oklahoma. Operation of this unit allowed us to complete a battery of confirmation tests and detailed engineering of our proposed Sweetwater plant relating to product properties and yields. In addition, an aggregate of $11.8 million of expenses incurred during 2001 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in the Sweetwater plant. Another significant research and development project during 2001 related to technology associated with our moving bed reactor design, for which we incurred $2.6 million of directly related expense during 2001. We also incurred $2.1 million in relocation and preliminary engineering costs relating to our DOE clean fuels project.

         During 2001, we entered into a letter of intent with Petroleum Geo-Services ASA (PGS) to form a joint venture to develop, market and operate mobile, marine-based production facilities that use the Syntroleum Process. If the transaction is completed, the joint venture is expected to be a separate operating company offering contract GTL services to gas producers to convert natural gas from offshore fields into synthetic hydrocarbon products. Under the letter of intent, the planned joint venture will have its initial operations in Aberdeen, Scotland and will be the exclusive means by which we and PGS offer mobile, marine-based contract GTL services to third parties. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the parties. We cannot assure you that the joint venture will be formed or commence actual business operations.

         During the third quarter of 2001, the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the $36 million project, and the other project participants will provide the remaining $20 million. We are currently in discussions with Marathon Oil Company regarding its participation in this project. Under the program, Syntroleum's Cherry Point GTL facility which has been disassembled and will be relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma, is expected to become the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Construction for the project is currently expected to begin in 2002, with fuel production expected to commence in early 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds as well as our ability to attract the remaining necessary funds not otherwise provided by the DOE. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

         During the fourth quarter of 2001 we announced plans to develop an integrated NGL/GTL (natural gas liquids/gas-to-liquids) project in the Talara Basin of Northwest Peru. We expect to develop this project in three phases. Phase I is expected to consist of construction of a nominal 2,000 barrel per day NGL plant to upgrade and replace an existing plant. Phase II is expected to involve the expansion of the NGL plant and the construction of a 5,000 barrel per day GTL plant. Phase III is expected to involve expansion of the GTL facility as additional natural gas reserves and production in the area are developed. In connection with this proposed project, we signed a license contract with the government of Peru under which we have acquired exploration and production rights to the offshore Peruvian oil and gas block designated as Z-1. Previous exploration activity in the area has identified possible gas and condensate reserves, which, up to now, have remained undeveloped due to lack of an adequate market for the gas. It is anticipated that development of these reserves would facilitate the third phase of the Talara project. We expect to partner with an experienced oil and gas exploration and production company with respect to any exploration activity we may engage in on the Z-1 block. Under the terms of the Z-1 block license contract we have provided a letter of credit in the amount of $300,000 to secure a performance bond issued to secure our work program obligations during the first two years of the license contract. The amount of the performance bond will increase in subsequent periods of the work program. During 2002, we expect to spend approximately $1,000,000 in our efforts to develop the Talara project. Completion of the Talara project is subject to satisfaction of several conditions including negotiation and execution of definitive gas purchase agreements and engineering, procurement and construction agreements and other agreements, site acquisition and financing. We cannot assure you that this project will commence actual operations. In addition, this project will be subject to the risks of delay inherent in any large construction project.

         During the first quarter of 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002.

We expect to negotiate a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We cannot assure you that we will be successful in concluding a contract with DOD to participate in this program.

2001 Compared to 2000

         Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $2,239,000 in 2001, up $1,073,000 from 2000 when they were $1,166,000. The increase was primarily due to joint development efforts related to our DOE project and feasibility studies for our licensees and prospective licensees.

         Real Estate Sales Revenue. Revenues from the sale of real estate were $4,484,000 in 2001, down $274,000 from $4,758,000 in 2000. The decrease was due to the sale of our Powder Basin Partnership and the sale of 125 lots from our Houston project in 2001, compared to the sale of our Reno parking garage and the sale of 82 lots from our Houston Project during 2000. Real estate sales revenues should continue to decrease as the remaining real estate inventory is sold.

         Licensing Revenue. Revenues from license activities were zero in 2001 compared to $2,000,000 in 2000. This decrease was a result of our recognition of $2 million in previously deferred license revenue as a result of the expiration of an option held by a licensee to expand the licensee's licensed territory during 2000.

         Other Revenue. Other revenues were $2,000 in 2001, down $82,000 from 2000 when they were $84,000. The decrease resulted primarily from the lower parking and retail rentals from our parking garage in Reno, Nevada, which we sold in February 2000.

         Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $1,447,000 in 2001, down $2,199,000 from $3,646,000 in
2000. The decrease resulted from the sale of our Powder Basin Partnership and the sale of 125 lots from our Houston project during 2001, compared to the sale of our Reno parking garage and the sale of 82 lots from our Houston Project during 2000. Real estate operating expense was $116,000 during 2001, down $134,000 from $250,000 in 2000. This decrease was the result of decreased costs associated with the parking and retail operation of the Reno garage.

         Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $21,908,000 in 2001, up $3,388,000 from 2000 when these expenses were $18,520,000. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility, the construction of a product upgrading pilot plant at our technology center, higher research and development spending and higher consulting expense associated with the design and engineering of the Sweetwater plant.

         General and Administrative Expense. General and administrative expenses were $17,301,000 in 2001, up $4,183,000 from 2000 when these expenses were $13,118,000. The increase is attributable primarily to higher wages and salaries resulting from our higher staffing levels, higher rent expense and higher expense for outside consultants and advisors.

         Investment, Interest and Other Income. Investment, interest and other income decreased to $4,219,000 in 2001, down $625,000 from 2000 when this income was $4,844,000. The decrease was primarily attributable to lower cash balances and lower interest rates and foreign currency exchange gains.

         Provision for Income Taxes. Income tax expense was $472,000 in 2001 down from $2,486,000 in 2000. This tax expense is an Australian withholding tax on payments made to the Company by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in both 2001 and 2000 and did not recognize an income tax benefit for such loss.

         Net Income (Loss). In 2001, we experienced a loss of $30,300,000. The loss was $5,132,000 higher than 2000 when we experienced a loss of $25,168,000. The increase in the loss is a result of the factors described above.

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

         Real Estate Sales Revenue. Revenues from the sale of real estate were $4,758,000 in 2000, up $3,539,000 from $1,219,000 in 1999. The increase was due to the sale of our Reno parking garage and the sale of 82 lots from our Houston Project during 2000, compared to our sale of the Santa Rosa land in Kansas City and the sale of 38 lots from our Houston project during 1999. Real estate sales revenues should continue to decrease as the remaining real estate inventory is sold.

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

         Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $3,646,000 in 2000, up $2,822,000 from $824,000 in
1999. The increase resulted from the sale of our Reno parking garage and the sale of 82 lots from our Houston Project during 2000 compared to our sale of the Santa Rosa land in Kansas City and the sale of 38 lots from our Houston project during 1999. Real estate operating expense was $250,000 during 2000, down $531,000 from $781,000 in 1999. This decrease was the result of decreased costs associated with the parking and retail operation of the Reno garage.

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

         Investment, Interest and Other Income. Investment, interest and other income increased to $4,844,000 in 2000, up $2,980,000 from 1999 when this income was $1,864,000. The increase was primarily attributable to higher interest income from increased cash balances and foreign currency exchange gains during 2000 compared to 1999.

         Provision for Income Taxes. Income tax expense was $2,486,000 in 2000 up from zero in 1999. This tax expense is an Australian withholding tax on payments made to the Company by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in both 2000 and 1999 and did not recognize an income tax benefit for such loss.

         Net Income (Loss). In 2000, we experienced a loss of $25,168,000. The loss was $8,010,000 higher than 1999 when we experienced a loss of $17,158,000. The increase in the loss is a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

General

         As of December 31, 2001, we had $44,737,000 in cash and short-term investments and $4,428,000 in current liabilities. Our long-term debt as of December 31, 2001 was $1,190,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received in under our loan agreement with the Commonwealth of Australia which are held in escrow (AUD $18 million which is approximately U.S. $9 million) and which are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount of $1,190,000 has been recorded as a reduction in the costs of the related Sweetwater project. The long term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth.

         At December 31, 2001, we had $1,795,000 in accounts and notes receivable outstanding. During the third quarter of 2001, we sold our interest in the Powder Basin Partnership which owns a shopping center in Gillette, Wyoming, and we were released from our guaranty of partnership debt. The related security for our guaranty was likewise released. We also had $16,506,000 in restricted investments as of December 31, 2001 of which $16,206,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth and $300,000 is pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for the Z-1 block in Peru.

         Cash flows provided by (used in) operations were ($34,184,000) in 2001 compared to $5,316,000 in 2000 and ($16,599,000) in 1999. This increase in cash flows used in operations was primarily the result of the receipt in 2000 of $27,520,000 in deferred revenue offset by the recognition in 2000 of $2,000,000 of previously deferred revenue. Cash flows used in operations also increased because of the sale of the Reno garage during 2000 offset by the sale of the Powder Basin Partnership during 2001. Cash flows used in investment activities were $4,275,000 in 2001 compared to $39,656,000 in 2000 and $4,094,000 in 1999.
The decrease in 2001 resulted primarily from the decreased capitalized costs for our Sweetwater project and the decrease in restricted funds associated with the Commonwealth of Australia license and loan agreements.

         Cash flows provided by (used in) financing activities were ($1,059,000) in 2001 compared to $97,539,000 in 2000 and $6,028,000 in 1999.
The decrease in 2001 was primarily due to the completion of the sale of 5,650,000 shares of common stock pursuant to a public offering in which we received net proceeds of approximately $92,242,000 after the underwriting discount and offering expenses and the receipt of $757,000 in long-term debt under the Commonwealth of Australia loan agreement during 2000.

         We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance the Sweetwater plant primarily through non-recourse debt financing at the project level, as well as equity financing, and plan to obtain additional funds for our other GTL plant projects primarily through a combination of equity and debt project financing. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. Definitive agreements with equity and debt participants in the Sweetwater project and our other capital projects are expected to include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we may be required to delay or to eliminate expenditures for the Sweetwater project and our other capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

         We currently expect the capital costs of the Sweetwater plant to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We are seeking third party equity participation in the project and to obtain debt financing to fund final design, construction, and start-up of the plant. However, we cannot assure you that we will obtain the necessary financing for this project.

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

         In August 2000, we entered into a license agreement with the Commonwealth of Australia to license the Syntroleum Process as part of a program designed to unlock the value of Australia's energy reserves and improve the quality of the environment. Under the license agreement, the Commonwealth made an AUD $30 million (approximately U.S. $15 million) deposit, of which AUD $15 million (approximately U.S. $7 million) is currently held in escrow pending satisfaction of conditions relating to the construction of the Sweetwater plant. AUD $20 million (approximately U.S. $10 million) of the license fee may be credited against future site license fees otherwise payable under the Commonwealth license. At the same time, we entered into a loan agreement with the Commonwealth under which the Commonwealth will make a non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity to support the further development and commercialization of GTL technologies in Australia and under which we have agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three successive advances. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any license and loan proceeds remaining in escrow may be returned to the Commonwealth. To date, we have received three advances of loan proceeds under our loan with the Commonwealth, which are currently being held in escrow.

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

         We have also entered into multiple agreements with the Dampier Port Authority in April 2001. These 30-year agreements provide us with access to the Dampier port facilities and services for shipping products produced at the Sweetwater plant. The port facilities agreement provides us with priority loading of vessels carrying products from the plant. Under that agreement, the port will construct additional facilities that will enable accommodation of increased traffic at the port. The related lease agreement provides us with a small parcel of land adjacent to the wharf that will be used for loading equipment, pumps and storage tanks. The related easement agreement provides us with right of way access on Dampier Port Authority land for laying and operating product pipelines from the plant to the wharf.

         In August of 2001, we entered into an engineering , procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH (as a result of a recent name change, now known as RWE Industrie-Losugen GmbH), a subsidiary of RWE AG. The EPC contract covers engineering, procurement, construction, pre-commissioning, commissioning and testing of the Sweetwater plant, plus personnel training for a lump sum price of $599.5 million. The plant's operating capacity has increased from the original 10,000 to 11,500 nominal barrels-per-day as a result of pilot plant tests demonstrating higher conversion rates than those included in the original design as well as standard engineering design margins which had not been considered previously. The price is an increase from Tessag's February 2001 quote of $506 million, primarily as a result of an increase of $35 million for Tessag's contingency and margin, which now totals more than $100 million, higher costs associated with additional product upgrading facilities, expanded operating parameters for the autothermal reformers (ATRs) and Fischer-Tropsch (F-T) reactors, higher labor costs due to wage-rate inflation in the Western Australia region and changes in foreign currency exchange rates. The final price may also vary up or down with exchange rates until financial close on the project, when the price will be fixed in U.S. dollars. Tessag's final price does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. Our current estimate of these costs, excluding interest during construction, is approximately $90 million. Financing for and construction of the plant will be subject to the risks inherent in any large construction project.

         In addition to the EPC contract, during 2001 we completed several other agreements important to the Sweetwater plant.

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

REAL ESTATE AND OTHER ASSET SALES

         As of December 31, 2001, our real estate inventory consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 69 lots known as the "Houston Project." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at December 31, 2001 of approximately $3.0 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated.

         During 2001, we sold 125 lots from the Houston Project for $2.6 million. Also during the third quarter of 2001, we sold our partnership interest in the Powder Basin Partnership which owns a shopping center in Gillette, Wyoming for a gain of approximately $1.9 million dollars. The investment had a negative carrying value of $104,000. This sale also released approximately $3.2 million in short-term investments which secured 49.9% of a letter of credit issued to secure obligations of the partnership.

         In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and the balance in the form of a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to continue making these payments until Fitzgeralds is able to sell the casino and parking garage. The Company's deed of trust contains a "due on sale" provision until the note is paid. After the note is paid, the Company's deed of trust remains in effect to secure Fitzgeralds' performance of its obligations under the ground lease and provides that any assignee of Fitzgeralds in the event of the sale of the parking garage must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease.

         We plan to liquidate our real estate assets and other investments in an orderly manner to maximize their value. The timing of these sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development or sale outside our core business interests, and revenue from real estate sales should decrease as the current real estate inventory is liquidated. We estimate that construction and disposal costs relating to our Houston real estate project for the current year will be approximately $2 million, although the actual amount could be materially different than this estimated amount. We expect these costs will be offset by lot sales in 2002 and 2003

         Our other assets at December 31, 2001 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $506,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $476,000; and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We do not currently purchase futures contracts nor do we hold derivative investments. We adopted Statement No. 133 beginning January 1, 2001. Adoption of Statement No.133 did not have a material effect on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We had $45 million in cash equivalents in the form of money market instruments as of December 31, 2001. We also hold restricted funds in the form of Australian escrow accounts. These funds earn interest at approximately 3.5% and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to foreign currency exchange between the U.S. and Australian Dollar.

         Foreign exchange risk currently relates to two escrow accounts held in Australian dollars in the amount of U.S. $16,206,000 at December 31, 2001, and to long-term debt held in Australian dollars in the amount of U.S. $1,190,000 at December 31, 2001. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue, a portion of which is denominated in Australian currency. This deferred revenue was U.S. $15,351,000 at December 31, 2001. These restricted funds, long-term debt, and associated discount and deferred revenue are converted to U.S. dollars for financial reporting at the end of every reporting period. To the extent that the conversion results in gains or losses, such gains or losses will be shown in our statements of operations.

         We have not purchased futures contracts nor have we purchased or hold any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, together with the report thereon of Arthur Andersen LLP dated January 18, 2002, are set forth on pages F-1 through F-17 hereof. See Item 14 for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive proxy statement for our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2001.

         Certain information with respect to our executive officers is set forth in Item I of this annual report under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  Financial Statements

               Consolidated Financial Statements for the Three Years Ended December 31, 2001:
Report of Independent Public Accountants...............................................................F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 2001......................F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2001............F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001......................F-5
Notes to Consolidated Financial Statements.............................................................F-6

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

       +*10.2 Form of Amended and Restated Indemnification Agreement between Syntroleum and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

       +*10.3 Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Proxy Statement filed by the Company with the Securities and Exchange Commission on April 18, 2001).

       +*10.4 Stock Option Plan for Outside Directors of Syntroleum (incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on July 6, 1998).

        *10.5 Master Preferred License Agreement dated September 25, 1996 between Syntroleum and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

        *10.6 Master Preferred License Agreement dated March 7, 1997 between Syntroleum and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

        *10.7 Master Preferred License Agreement dated April 10, 1997 between Syntroleum and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

        *10.8 Volume License Agreement dated August 1, 1997 between Syntroleum and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

        *10.9 Volume License Agreement dated February 4, 1998 between Syntroleum and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

       *10.10 Volume License Agreement dated January 12, 1998 between Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

       *10.11 Site License Agreement dated January 12, 1998 between Syntroleum and Syntroleum/Sweetwater Company, L.L.C. (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

      +*10.12 SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10/A of the Company for the year ended December 31, 1997).

      +*10.13 Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31,
                1997).

      +*10.14 Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10K/A for the year ended December 31,
                1997).

      +*10.15 Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 (Registration No. 333-50253)).

       *10.16 License Agreement dated April 26, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       *10.17 License Agreement dated August 2, 2000 between Syntroleum Corporation and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                2000).

       *10.18 License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

       *10.19 A$Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                2000).

       *10.20 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

       *10.21 Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to
                Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

       *10.22 Letter Agreement dated August 3, 2000 between Syntroleum Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

       *10.23 Amendment No. 1 to Volume License Agreement dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

      +*10.24 Form of Employment Agreement between Syntroleum and its executive officers dated

                June 17, 1999 incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999.

      +*10.25 Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Company's Proxy Statement filed with the Securities and Exchange Commission on April 18, 2001).

       *10.26 Secured Promissory Note dated June 25, 2001 from Mark A. Agee to Syntroleum Corporation (incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 field with the Securities and Exchange Commission on August 14, 2001).

       *10.27 Security and Stock Pledge Agreement dated June 25, 2001 between Mark A. Agee and Syntroleum Corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 field with the Securities and Exchange Commission on August 14, 2001).

       *10.28 Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to Syntroleum Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 field with the Securities and Exchange Commission on August 14, 2001).

       *10.29 Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and Syntroleum Corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 field with the Securities and Exchange Commission on August 14, 2001).

           21   Subsidiaries

                Syntroleum International Corporation (a Delaware corporation) Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
                Syntroleum Australia Credit Corporation (a Delaware corporation) Syntroleum Australia Licensing Corporation (a Delaware corporation)
                Syntroleum Sweetwater Holdings Corp. (a Delaware corporation) Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
                Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
                Syntroleum Sweetwater Operations, Ltd. (a Cayman Islands exempted company)
                Syntroleum Peru Holdings Limited (a Cayman Islands exempted company)
                Scout Development Corporation (a Missouri Corporation)
                Scout Development Corporation of New Mexico (a Missouri Corporation)
                BMA Resources, Inc. (a Missouri Corporation)
                529 Partners, Ltd. (a Texas limited partnership)
                Lot Development, Inc. (a Texas Corporation)
                Carousel Apartment Homes, Inc. (a Georgia Corporation)

           23   Consent of Arthur Andersen LLP

--------------------

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

                                          SYNTROLEUM CORPORATION

Dated:  March 15, 2002                    By: /s/ Mark A. Agee
                                              ----------------------------------
                                          Mark A. Agee
                                          President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                          Capacity                                  Date
               ----                                          --------                                  ----
                                         Chairman and Chief Executive Officer  (Principal       March 15, 2002
s/ Kenneth L. Agee                       Executive Officer)
------------------------------------
Kenneth L. Agee
                                         Vice President and Chief Financial Officer             March 15, 2002
s/ Randall M. Thompson                   (Principal Financial Officer)
------------------------------------
Randall M. Thompson

s/ Carla S. Covey                        Controller (Principal Accounting Officer)              March 15, 2002
------------------------------------
Carla S. Covey

s/ Mark A. Agee                          Director                                               March 15, 2002
------------------------------------
Mark A. Agee

s/ Alvin R. Albe, Jr.                    Director                                               March 15, 2002
------------------------------------
Alvin R. Albe, Jr.

s/ Frank M. Bumstead                     Director                                               March 15, 2002
------------------------------------
Frank M. Bumstead

s/ Robert A. Day                         Director                                               March 15, 2002
------------------------------------
Robert A. Day

s/ P. Anthony Jacobs                     Director                                               March 15, 2002
------------------------------------
P. Anthony Jacobs

s/ Robert B. Rosene, Jr.                 Director                                               March 15, 2002
------------------------------------
Robert B. Rosene, Jr.

s/ James R. Seward                       Director                                               March 15, 2002
------------------------------------
James R. Seward

s / J. Edward Sheridan                   Director                                               March 15, 2002
------------------------------------
J. Edward Sheridan

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Syntroleum Corporation:

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                    ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
 January 18, 2002

                             SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share data)

                                                                 December 31,         December 31,
                                                                     2001                 2000
                                                               --------------       -------------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................  $     44,737         $     83,150
   Short-term investments....................................             -                3,347
   Accounts and notes receivable.............................         1,795                  572
   Other current assets......................................           661                  407
                                                               --------------       --------------
      Total current assets...................................        47,193               87,476

REAL ESTATE UNDER DEVELOPMENT................................         3,028                3,340
INVESTMENTS..................................................         1,072                  959
RESTRICTED CASH..............................................        16,506               13,744
PROPERTY AND EQUIPMENT, net..................................        34,049               31,274
NOTES RECEIVABLE.............................................         2,322                2,362
OTHER ASSETS, net............................................         1,342                  723
                                                               --------------       --------------
                                                               $    105,512         $    139,878
                                                               ==============       ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable..........................................  $      3,993         $      5,178
   Accrued liabilities.......................................           435                  576
                                                               --------------       --------------
      Total current liabilities..............................         4,428                5,754

LONG-TERM DEBT...............................................         1,190                  731
OTHER NONCURRENT LIABILITIES.................................            26                   29
DEFERRED REVENUE.............................................        34,351               35,680
MINORITY INTERESTS...........................................         2,786                2,936
                                                               --------------       --------------
      Total liabilities......................................        42,781               45,130
                                                               --------------       --------------

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 5,000 shares authorized,
      no shares issued.......................................             -                    -
   Common stock, $0.01 par value, 150,000 shares authorized,
      40,958 and 40,812 shares issued in 2001 and 2000,
      respectively, including shares in treasury.............           410                  408
   Additional paid-in capital................................       163,734              163,858
   Notes receivable from sale of common stock................          (599)                (599)
   Notes receivable from officers secured by common stock....        (1,595)                   -
   Accumulated deficit.......................................       (99,142)             (68,842)
                                                               --------------       --------------
                                                                     62,808               94,825

   Less-treasury stock, 7,675 shares in
     2001 and 2000, respectively.............................           (77)                 (77)
                                                               --------------       --------------
      Total stockholders' equity.............................        62,731               94,748
                                                               --------------       --------------
                                                               $    105,512         $    139,878
                                                               ==============       ==============

                     The accompanying notes are an integral part of these
                        consolidated balance sheets.

                                  SYNTROLEUM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data)

                                                                            For the Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                       2001               2000               1999
                                                                 -----------------  -----------------   ----------------
REVENUES:
   Joint development revenue..............................       $       2,239      $       1,166       $      1,986
   Real estate sales......................................               4,484              4,758              1,219
   Licensing..............................................                   -              2,000                  -
   Other..................................................                   2                 84                650
                                                               -----------------  -----------------   ----------------
        Total revenues....................................               6,725              8,008              3,855
                                                               -----------------  -----------------   ----------------

COSTS AND EXPENSES:
   Cost of real estate sales .............................               1,447              3,646                824
   Real estate operating expense..........................                 116                250                781
   Pilot plant, engineering and research and development                21,908             18,520             10,863
   General and administrative.............................              17,301             13,118             10,409
                                                               -----------------  -----------------   ----------------

INCOME (LOSS) FROM OPERATIONS.............................             (34,047)           (27,526)           (19,022)

INVESTMENT AND INTEREST INCOME............................               4,226              4,432              1,681
FOREIGN CURRENCY EXCHANGE.................................                 279                365                  -
OTHER INCOME (EXPENSE)....................................                  (1)               (17)               154
                                                               -----------------  -----------------   ----------------
INCOME (LOSS) BEFORE MINORITY INTERESTS
AND INCOME TAXES..........................................             (29,543)           (22,746)           (17,187)

MINORITY INTERESTS........................................                (285)                64                 29
INCOME TAXES..............................................                (472)            (2,486)                 -
                                                               -----------------  -----------------   ----------------

NET INCOME (LOSS).........................................       $     (30,300)     $     (25,168)      $    (17,158)
                                                               =================  =================   ================

NET INCOME (LOSS) PER SHARE -
   Basic and diluted......................................       $       (0.91)     $       (0.84)      $      (0.64)
                                                               =================  =================   ================
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING............................................              33,209             30,107             26,906
                                                               =================  =================   ================

                             The accompanying notes are an integral part of
                                these consolidated statements.

                   SYNTROLEUM CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                Notes             Notes
                                         Common Stock                         Receivable        Receivable
                                    ----------------------     Additional    From Sale of     From Officers
                                       Number                   Paid-in         Common         Secured by         Accumulated
                                     of Shares       Amount     Capital          Stock         Common Stock          Deficit
                                    -------------  ---------  -------------  --------------  -----------------  --------------
BALANCE, December 31, 1998 .......       34,575     $  346     $  62,908      $      (699)    $            -     $    (26,516)
  SETTLEMENT OF MERGER
    CONTINGENCY...................            -          -         5,997                -                  -                -
  STOCK OPTIONS EXERCISED.........           94          1            30                -                  -                -
  NET INCOME (LOSS)...............            -          -             -                -            (17,158)
                                  --------------     --------  -------------  --------------  -----------------  --------------
BALANCE, December 31, 1999 .......       34,669        347        68,935             (699)                 -          (43,674)
  STOCK OPTIONS EXERCISED.........          499          5         2,513                -                  -                -
  CONSULTANT OPTIONS
    GRANTED.......................            -          -           302                -                  -                -
  OTHER...........................           (6)         -          (134)             100                  -                -
  COMMON STOCK ISSUANCE ..........        5,650         56        92,242                -                  -                -
  NET INCOME (LOSS)...............            -          -             -                -                  -          (25,168)
                                  --------------     --------  -------------  --------------  -----------------  --------------
BALANCE, December 31, 2000 .......       40,812        408       163,858             (599)                 -          (68,842)
  STOCK OPTIONS EXERCISED.........          146          2            19                -                  -                -
  CONSULTANT OPTIONS
    GRANTED......................             -          -          (143)               -                  -                -
  NOTES RECEIVABLE FROM
    OFFICERS......................            -          -             -                -             (1,595)               -
  NET INCOME (LOSS)...............            -          -             -                -                  -          (30,300)
                                  --------------    ---------  -------------  --------------  -----------------  --------------
BALANCE, December 31, 2001........       40,958     $  410     $ 163,734      $      (599)            (1,595)         (99,142)
                                  ==============    =========  =============  ==============  =================  ==============

                                                Treasury      Stockholders'
                                                Stock          Equity
                                             ------------   ---------------
BALANCE, December 31, 1998........            $      (77)    $      35,962
  SETTLEMENT OF MERGER
    CONTINGENCY...................                     -             5,997
  STOCK OPTIONS EXERCISED.........                     -                31
  NET INCOME (LOSS)...............                     -           (17,158)
                                             ------------   ---------------
BALANCE, December 31, 1999 .......                   (77)           24,832
  STOCK OPTIONS EXERCISED.........                     -             2,518
  CONSULTANT OPTIONS
    GRANTED.......................                     -               302
  OTHER...........................
                                                       -               (34)
  COMMON STOCK ISSUANCE ..........                     -            92,298
  NET INCOME (LOSS)...............                     -           (25,168)
                                             ------------   ---------------
BALANCE, December 31, 2000........                   (77)           94,748

  STOCK OPTIONS EXERCISED.........                     -                21
  CONSULTANT OPTIONS
    GRANTED.......................                     -              (143)
  NOTES RECEIVABLE FROM
    OFFICERS......................                     -            (1,595)
  NET INCOME (LOSS)...............                     -           (30,300)
                                             ------------   ---------------
BALANCE, December 31, 2001 .......
                                              $      (77)    $      62,731
                                             ============   ===============

 The accompanying notes are an integral part of these consolidated statements.

                    SYNTROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                For the Year Ended December 31,
                                                                        ----------------------------------------------
                                                                              2001            2000            1999
                                                                        --------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................  $   (30,300)    $   (25,168)    $   (17,158)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operations:
    Minority interest in subsidiaries..................................         (150)            (87)           (313)
    Depreciation and amortization......................................          925             993             676
    Non-cash compensation expense......................................         (143)            302               -
    Equity in investments..............................................         (113)            145            (141)
    Foreign currency exchange..........................................       (1,384)              -               -
    Changes in real estate held for sale and under development.........          312           2,674            (170)
    Changes in assets and liabilities--
      Accounts and notes receivable....................................       (1,183)         (1,609)           (333)
      Short-term investments...........................................          107               -               -
      Other assets.....................................................         (915)           (502)            206
      Accounts payable.................................................       (1,196)          2,990             823
      Accrued liabilities and other....................................         (144)             58            (189)
      Deferred revenue.................................................            -          25,520               -
                                                                        --------------   -------------   -------------

        Net cash provided by (used in) operating activities............      (34,184)          5,316         (16,599)
                                                                        --------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................       (3,658)        (25,793)         (3,881)
  Increase in restricted cash..........................................       (3,857)        (14,081)              -
  Changes in investments and distributions from investment funds.......        3,240             218            (213)
                                                                        --------------   -------------   -------------

        Net cash used in investing activities..........................       (4,275)        (39,656)         (4,094)
                                                                        --------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises..............          21          94,782              31
   Minority interest investment ........................................           -           2,000               -
   Proceeds from issuance of long-term debt.............................         515             757               -
   Settlement of merger contingency.....................................           -               -           5,997
   Notes receivable from officers secured by common stock...............      (1,595)              -               -
                                                                        --------------   -------------   -------------

        Net cash provided by (used in) financing activities.............      (1,059)         97,539           6,028
                                                                        --------------   -------------   -------------

FOREIGN EXCHANGE EFFECT ON CASH.........................................       1,105            (365)              -
                                                                        --------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................     (38,413)         62,834         (14,665)
CASH AND CASH EQUIVALENTS, beginning of period..........................      83,150          20,316          34,981
                                                                        --------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period................................ $    44,737     $    83,150     $    20,316
                                                                        ==============   =============   =============

 The accompanying notes are an integral part of these consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF REPORTING

         The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons ("GTL")and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

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

OPERATIONS

         The construction of GTL plants will require significant capital expenditures. The Company's other efforts to commercialize the Syntroleum Process will also involve significant expenditures. The Company has an effective registration statement for the proposed offering from time to time of shares of the Company's common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. The Company intends to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

         The Company is developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant. Definitive agreements with equity and debt participants in the Sweetwater project and the Company's other capital projects are expected to include conditions to funding, many of which could be outside of its control. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for the Sweetwater project and its other capital projects, as well as its research and development and other activities or seek to enter into a business combination transaction with another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company's common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

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

REVENUE RECOGNITION

         The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the Company's joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note
16). All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

         The Company recognizes revenue on the sale of license agreements by recording 50% of the license fee deposit as revenue when: (1) the license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee's initial licensed plant. Since 50% of the license fee deposit is subject to the Company's indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit is recorded as deferred revenue in the consolidated balance sheets and will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. As of December 31, 2001, the Company has deferred all amounts received related to license agreements except for $2 million in license revenue recognized by the Company in 2000 related to an option granted to acquire the right to use the Syntroleum Process in certain additional geographic areas, which lapsed in April 2000.

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

         During 2001, the Company sold its partnership interest in the Powder Basin Partnership, which owns a shopping center in Gillette, Wyoming, for a gain of approximately $1.9 million. The Company also sold 125 lots in Houston in 2001 for $2,555,000.

SHORT-TERM INVESTMENTS

         Short-term investments consist of U.S. Treasury securities and debt obligations of U.S. Government agencies with original maturities between three and twelve months. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation at each subsequent balance sheet date. At December 31, 2000, the Company's investment portfolio consisted of debt securities classified as trading securities or held-to-maturity presented at amortized cost.

RESEARCH AND DEVELOPMENT

         The Company incurs significant costs for research, development and engineering programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. These costs are charged to expense when incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company follows the provisions of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company makes assessments of impairment on a project-by-project basis. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues of a project. No impairment provisions were required in 2001, 2000 or 1999.

SEGMENTS

         The Company acquired certain real estate assets in the merger with SLH Corporation ("SLH") in 1998, which have since been sold with the exception of the Company's real estate development in Houston, Texas. Management's intent is to complete the development of its remaining real estate in Houston and to continue to liquidate these assets. Management does not intend to acquire additional real estate holdings. The Company's primary operation is to commercialize its proprietary technology. Accordingly, management views the Company as having only one segment.

EARNINGS PER SHARE

         The Company applies the provisions of Statement No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 3,844,161, 3,114,347 and 2,721,925 shares of common stock at an average exercise price of $10.40, $10.43 and $7.44 were not included in the computation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively, as inclusion of such options would be anti-dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company does not purchase futures contracts nor does it hold derivative investments. The Company adopted Statement No. 133 beginning January 1, 2001. The adoption of Statement No.133 had no material effect on the Company's financial statements.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations," Statement No. 142, "Goodwill and Other Intangible Assets," and Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Under these statements there will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe the adoption of Statement No. 142 will have a material impact on its financial condition and results of operations.

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

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supercedes the previously issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of Statement No. 144 on its financial condition and results of operations. However, the Company does not believe the adoption of Statement No. 144 will have a material impact on its financial condition and results of operations.

2.  INVESTMENTS:

         At December 31, 2001, the Company had a 4.3% interest in a hotel partnership in Tulsa, Oklahoma having a carrying value of $90,000. The Company also owns a 3.6% investment in a privately held venture capital limited partnership having a carrying value of $476,000 and an investment in a developer of a proprietary bone substitute technology, which has a carrying value of $506,000 at December 31, 2001. These assets were acquired in the Company's merger with SLH.

3.  RESTRICTED CASH:

         Restricted cash consists of $16,206,000 held in two escrow accounts denominated in Australian dollars and $300,000 pledged to secure a letter of credit, all of which are carried at fair value. The restricted Australian funds are held in the Company's name in a custodian account with a major Australian financial institution and are restricted as to withdrawal (see Notes 7 and 9). These funds are restricted as to use and can only be withdrawn with a valid drawdown notice signed by both the Company and the Commonwealth of Australia after certain conditions have been met related to the Sweetwater project. The Company has sole rights to all interest earned on these escrow balances, except after notice of default by the Company on the related note payable.

4.  PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income. Depreciation of property and equipment is computed on the straight-line method over estimated useful lives of three to thirty-nine years. Property and equipment consists of the following:

                                                         December 31,
                                                -------------------------------
                                                     2001            2000
                                                --------------   --------------
                                                        (in thousands)
Furniture and office equipment................       $  3,969        $   3,341
Buildings.....................................            840              840
Land..........................................            118              118
Leasehold improvements........................            368              355
Construction in progress......................         31,692           28,675
                                                --------------   --------------
                                                       36,987           33,329
Less-accumulated depreciation.................          2,938            2,055
                                                --------------   --------------
                                                     $ 34,049        $  31,274
                                                ==============   ==============

5.  NOTES RECEIVABLE RELATED TO COMMON STOCK:

         During 2001, the Company loaned $300,000 to Kenneth L. Agee, the Company's Chairman and Chief Executive Officer, and $1,295,217 to Mark A. Agee, the Company's President and Chief Operating Officer. The proceeds of these loans were used by the Agees to either reduce or repay margin account loans to the Agees from third parties and thereby avoid the sale by either of the Agees of shares of the Company's common stock to satisfy margin calls as a result of a decline in the market price of the Company's common stock. Each of the loans to the Agees is full recourse, matures in one year, bears interest at the rate of six percent, and is secured by the pledge to the Company by each of the Agees of shares of the Company's common stock, which they own and which have a value (based on the Company's stock price) equal to or greater than two times the outstanding principal and accrued interest of their respective loans.

         Notes receivable from the sale of common stock consists of notes receivable from officers for the purchase of common stock in the Company. The notes bear interest at the rate of 6.10%, mature in May 2004, and are secured by the pledge of the Company's common stock.

6.  NOTES RECEIVABLE:

         In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to assume these obligations and continue making these payments until the sale of the casino and parking garage. The Company's deed of trust contains a "due on sale" provision until the note is paid. After the note is paid, the Company's deed of trust remains in effect to secure Fitzgeralds' performance of its obligations under the ground lease and provides that, in the event of the sale of the parking garage, any assignee of Fitzgeralds must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease.

7.  LONG-TERM DEBT:

         In August 2000, a wholly-owned subsidiary of the Company entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth will make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company has agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three successive advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth.

         During 2000 the Company received the first advance and during 2001 the Company received the second advance of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) and AUD $12 million (approximately U.S. $6 million), respectively. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term amount reflects cash loan proceeds received in escrow from both the 2001 and 2000 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

8. MINORITY INTERESTS:

         During 2000, the Company received $2 million from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater project. The $2 million contribution was recorded as a reduction in engineering costs for the Sweetwater plant during the second quarter of 2000.

9. LICENSING ACTIVITY:

         In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $17 million), half of which is being held in escrow and will be distributed to the Company upon satisfaction of certain conditions relating to the construction of the Sweetwater project. Should the conditions not be fully satisfied by August 2004, any license proceeds remaining in escrow will be returned to the Commonwealth.

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

         The Company has used and intends to continue to use a substantial portion of the net proceeds from the offering to fund a portion of the Sweetwater project construction costs. The Company intends to use any remaining net proceeds to fund costs associated with pilot plant facilities, the development of additional GTL plants, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

11.  INCOME TAXES:

         The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $89 million at December 31, 2001. In connection with the Company's merger with SLH, the Company obtained NOLs of approximately $17.6 million and capital loss carry-forwards of approximately $4.6 million. These carry-forwards generally begin to expire in 2004.

         The Company recognizes the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry-forward period. The Company's management has concluded that, based solely on the criteria of Statement No. 109 "Accounting for Income Taxes" and the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred tax asset.

         The Company has not recorded an income tax provision or benefit for the years ended December 31, 2001, 2000 and 1999. This differs from the amount of income tax benefit that would result from applying the 35% statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $12,226,000, $11,983,000 and $9,690,000 for the years ended
December 31, 2001, 2000 and 1999, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

         Deferred taxes consist of the following:

                                                                       December 31,
                                                             ------------------------------------
                                                                 2001                   2000
                                                             ------------------------------------
                                                                      (in thousands)
Deferred tax assets:
  NOL carry-forwards...................................        $  33,834               $  23,637
  Capital loss carry-forwards..........................            1,614                   1,614
  Research and development credit......................            2,703                   1,826
  Deferred revenue ....................................            6,937                   6,968
  Investments                                                      3,562                   3,464
  Other ...............................................            2,602                   1,169
                                                             ------------            ------------
                                                                  51,252                  38,678

Deferred tax liabilities:
  Depreciation ........................................              (66)                    (80)
  Other................................................             (531)                   (169)
                                                             ------------            ------------
  Net deferred tax asset before valuation allowance....           50,655                  38,429
  Valuation allowance .................................          (50,655)                (38,429)
                                                             ------------            ------------
              Net deferred tax assets..................        $     -                 $     -
                                                             ============            ============

         During 2001 and 2000, the Company made Australian withholding tax payments in the amount of $472,000 and $2,486,000, respectively, for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth's payment of advances under the loan agreement and by the Australian bank upon payments of interest on these monies. Under the Australian tax treaty with the U.S., the payor is required to withhold 10% on Australian sourced revenue and to remit it to the Australian tax authorities.

12.  COMMITMENTS:

         The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire over the next several years. Rental expense was $1,077,000 in 2001, $866,000 in 2000, and $1,246,000 in 1999. Total future minimum lease payments under these agreements as of December 31, 2001 are as follows:

                            Year        Amount
                        ---------------------------
                              (in thousands)
                           2002         1,032
                           2003           421
                           2004           379
                           2005           364
                           2006           345
                        Thereafter      5,508

         The Company has entered into employment agreements which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $5,049,000 at December 31, 2001.

         The Company's subsidiary, Scout Development Corporation, is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. The Company believes that adequate accruals have been made for the contingent liabilities on its financial statements and that none of these are deemed to be material, individually or in the aggregate.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The estimated fair values of the Company's financial instruments at December 31 are summarized as follows:

                                                       2001                                    2000
                                        ------------------------------------    -----------------------------------
                                           Carrying           Estimated            Carrying           Estimated
                                            Amount            Fair Value            Amount           Fair Value
                                        ------------------------------------    -----------------------------------
                                                                      (in thousands)
Cash and cash equivalents............    $    44,737         $    44,737         $    83,150         $    83,150
Short-term investments...............             -                   -                3,347               3,347
Accounts receivable..................          1,795               1,795                 572                 572
Investments..........................          1,072               1,072                 959                 959
Restricted cash......................         16,506              16,506              13,744              13,744
Notes receivable.....................          2,322               2,447               2,362               2,607
Notes receivable from sale of
     common stock....................            599                 599                 599                 599
Notes receivable from officers.......          1,595               1,595

         The fair value of the cash and cash equivalents, restricted cash, short-term investments and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable were calculated by discounting scheduled cash flows using estimated market discount rates. The investments were acquired in the merger with SLH and, at the time of the merger, were valued at market. No significant changes in the estimated fair value have occurred since the merger.

14.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

         At December 31, 2000, all marketable securities were classified as held-to-maturity and trading securities. Held-to-maturity investments were carried at amortized cost and trading securities were carried at fair value. During 2000, no securities classified as held-to-maturity or trading securities were transferred out of held-to-maturity or trading securities. Investments consisted of the following at December 31, 2000 (in thousands):

                                       Amortized      Market      Amount on        Unrealized       Unrealized
                                       Cost           Value       Balance Sheet    Holding Gains    Holding Losses
                                      -----------------------------------------------------------------------------
Trading Securities
Equity Securities..................    $    663       $   107     $   107          $     -          $  556

Held-to-Maturity
U.S. Government Securities.........    $  3,240       $ 3,240     $ 3,240          $     -          $    -

15.  STOCK OPTIONS:

         The Company maintains stock option and incentive plans for employees and directors and has reserved 7,125,751 shares of common stock for issuance under the employee and director plans including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (331,367 as of December 31, 2001) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100% of fair market value at the date of grant. Options granted vest at a rate determined by the Compensation Committee of the Company's Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 2001, 1,791,818 shares were available for granting future options.

         The number and exercise price of stock options granted are as follows:

                                                    Shares              Weighted
                                                    Under              Average Price
                                                    Option              Per Share
                                               --------------        ----------------
OUTSTANDING AT DECEMBER 31, 1998                    2,131,839         $         7.44
    Granted at market price................           736,351                   6.89
    Granted at price exceeding market......            35,000                   7.57
    Exercised..............................          (101,694)                  1.06
    Expired................................           (79,571)                 10.48
                                               --------------        ----------------
OUTSTANDING AT DECEMBER 31, 1999                    2,721,925                   7.44
    Granted at market price...............            908,955                  16.26
    Granted at price exceeding market.....             58,284                  12.37
    Exercised.............................           (506,331)                  5.16
    Expired...............................            (68,486)                  9.59
                                               --------------        ----------------
OUTSTANDING AT DECEMBER 31, 2000                    3,114,347                  10.43
    Granted at market price...............          1,046,525                   8.70
    Exercised.............................           (242,616)                  3.66
    Expired...............................            (74,095)                  9.57
                                               --------------        ----------------
OUTSTANDING AT DECEMBER 31, 2001                    3,844,161         $        10.40
                                               ==============        ================

The following is a summary of stock options outstanding as of December 31, 2001:

                                  Options Outstanding                                Options Exercisable
       -----------------------------------------------------------------  ----------------------------------
                                                            Weighted
                                         Weighted           Average                             Weighted
                                         Average           Remaining                            Average
    Range of           Options           Exercise         Contractual          Options       Exercise Price
 Exercise Price       Outstanding         Price              Life            Exercisable       Per Share
---------------       -----------     ---------------    -------------      -------------   ----------------
 $3.19 -  $5.30         1,009,962                4.33             6.10            462,850               3.19
 $5.75 -  $6.88           798,568                6.60             7.31            483,811               6.55
 $7.25 - $15.44           913,528               12.33             7.32            489,571              11.00
$15.75 - $16.38           612,899               16.36             8.75            212,902              16.34
$16.75 - $20.29           509,204               17.96             6.87            324,965              18.34
                      -----------     ---------------                       -------------   ----------------
                        3,844,161        $      10.40                           1,974,099     $         9.86
                      ===========     ===============                       =============   ================

         The Company applies the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of Statement No. 123, the following disclosures are presented to reflect the Company's pro forma net income (loss) for the three years ended December 31, 2001 as if the fair value method of accounting prescribed by Statement No. 123 had been used. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of Statement No. 123, the Company's net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:


                                                              December 31,
                                       --------------------------------------------------------------
                                           2001                  2000                  1999
                                      --------------------------------------------------------------
                                                  (in thousands, except per share data)
NET INCOME (LOSS):
     As reported............            $      (30,300)       $      (25,168)       $      (17,158)
     Pro forma..............            $      (37,273)       $      (28,610)       $      (19,632)
BASIC AND DILUTED INCOME
     (LOSS) PER SHARE:
     As reported............            $        (0.91)       $        (0.84)       $        (0.64)
     Pro forma..............            $        (1.12)       $        (0.95)       $        (0.73)

         Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The weighted average per share fair value at date of grant for options granted during 2001, 2000 and 1999 was $6.41, $12.32 and $5.82 per share, respectively. Prior to the Company's merger with SLH on August 7, 1998, the Company was a privately held corporation and used the minimum value method with the following assumptions during 1997: dividend yield of 0%, risk-free interest rate of 5.60% to 6.83%, and expected lives of 5 to 10 years. During 1997 and prior to the merger in 1998, volatility was assumed to be 0%. The fair values of options granted since the merger have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                        2001          2000             1999
                                       ---------------------------------------
         Expected dividend yield         0%            0%               0%
         Expected volatility            93%            98%              83%
         Risk-free interest rate       4.48%          5.78%            5.07%
         Expected life                 5 yrs.         5 yrs.          9.77 yrs.

         Subsequent to December 31, 2001, the Company granted 17,745 options to purchase shares of common stock to directors at an average exercise price of $7.10.

16.  SIGNIFICANT CUSTOMERS:

         Substantially all of the Company's joint development revenue for the three years ended December 31, 2001 was from several major oil companies for joint development work conducted in the Company's research and development facilities and at the pilot plant located at ARCO's Cherry Point Refinery in Cherry Point, Washington and in connection with the conduct of several feasibility studies. The testing in the laboratories under the agreements with ARCO was completed in September 2000. In addition, since 1996 the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $36 million and rights to certain technologies in connection with these license agreements. The amounts received under license agreements have been recorded as deferred revenue at December 31, 2001 and 2000, except for $2 million in license revenue recognized by the Company in 2000 related to an option granted to acquire the right to use the Syntroleum Process in certain additional geographic areas which lapsed in April 2000.

         Under these license agreements, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum Process. Generally, the amount of the license fee for site licenses issued under the Company's master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of (i) the annual maximum design capacity of the plant,
(ii) an assumed life of the plant and (iii) the Company's per barrel rate. Initial cash deposits under the Company's license agreement are credited against future site license fees (see Note 1).

         The Company is pursuing development of a commercial specialty products plant using the Syntroleum Process to be located in Western Australia. In addition, the Company conducts a portion of its research and development activities through joint development agreements with licensees and other industry partners. The terms of these agreements vary, but generally provide cost sharing arrangements.

17.  STOCKHOLDER RIGHTS PLAN:

         Each outstanding share of the Company's common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company's Board of Directors in March 1997. The rights entitle the holder to buy one-sixth of one one-hundredth of a share of junior preferred stock at a price of $125 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for 25% or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 25% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price of $125 per share. The rights may be redeemed by the Company for $.01 per right until a person or group has acquired 25% of the Company's stock. The rights expire January 2007.