Form 10-K/A
period 2001-12-31
SYNTROLEUM CORP
filed 2002-04-01
CIK 1029023

================================================================================


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


================================================================================

         Syntroleum Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002 in order to amend Item 14(a)(3), Exhibits to (1) include a corrected
Exhibit 23, Consent of Arthur Andersen LLP, and (2) include a new Exhibit 99, letter from Syntroleum Corporation to the Securities and Exchange Commission regarding representations received from Arthur Andersen LLP.

         Item 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

         (a)(1)   Financial Statements

                  Consolidated Financial Statements for the Three Years Ended December 31, 2001:

Report of Independent Public Accountants .........................................................     F-1
Consolidated Balance Sheets as of December 31, 2001 and 2000 .....................................     F-2
Consolidated Statements of Operations for the Three Years Ended December 31, 2001 ................     F-3
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2001 ......     F-4
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001 ................     F-5
Notes to Consolidated Financial Statements .......................................................     F-6

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

           23   Consent of Arthur Andersen LLP

           99   Letter regarding representations received from
                  Arthur Andersen LLP

--------------------
*  Incorporated by reference as indicated.
+  Compensatory plan or arrangement.

         (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SYNTROLEUM CORPORATION


Dated:  April 1, 2002                  By:  /s/ Eric Grimshaw
                                            --------------------------------
                                            Eric Grimshaw
                                            Vice President/General Counsel