Form 10-Q
period 2002-03-31
SYNTROLEUM CORP
filed 2002-05-14
CIK 1029023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.
                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

     At May 1, 2002, the number of outstanding shares of the issuer's common stock was 33,282,707.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements.
         Unaudited Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001 .............................................   1
         Unaudited Consolidated Statements of Operations for the three
           month periods ended March 31, 2002 and 2001 ...................   2
         Unaudited Consolidated Statements of Stockholders' Equity for
           the three month period ended March 31, 2002 ...................   3
         Unaudited Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 2002 and 2001 .............   4
         Notes to Unaudited Consolidated Financial Statements ............   5
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................   8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......  16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................  16
Item 2.  Changes in Securities and Use of Proceeds .......................  16
Item 3.  Defaults Upon Senior Securities .................................  16
Item 4.  Submission of Matters to a Vote of Security Holders .............  17
Item 5.  Other Information ...............................................  17
Item 6.  Exhibits and Reports on Form 8-K ................................  17
SIGNATURES ...............................................................  18

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process including the proposed Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants, the economic construction and operation of gas-to-liquids plants, plans and expectations relating to our Talara Project, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our 2000 public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should", and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 2001.

     As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                    March 31,    December 31,
                                                                      2002           2001
                                                                    ---------    ------------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................  $  39,590      $  44,737
     Accounts and notes receivable ...............................      1,885          1,795
     Other current assets ........................................        559            661
                                                                    ---------      ---------
          Total current assets ...................................     42,034         47,193

REAL ESTATE UNDER DEVELOPMENT ....................................      1,756          3,028
INVESTMENTS ......................................................        786          1,072
RESTRICTED CASH ..................................................     17,147         16,506
PROPERTY AND EQUIPMENT, net ......................................     33,957         34,049
NOTES RECEIVABLE .................................................      2,311          2,322
OTHER ASSETS, net ................................................      1,422          1,342
                                                                    ---------      ---------
                                                                    $  99,413      $ 105,512
                                                                    =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ............................................  $   4,045      $   3,993
     Accrued liabilities .........................................        400            435
                                                                    ---------      ---------
          Total current liabilities ..............................      4,445          4,428

LONG-TERM DEBT ...................................................      1,269          1,190
OTHER NONCURRENT LIABILITIES .....................................         25             26
DEFERRED REVENUE .................................................     35,008         34,351
MINORITY INTERESTS ...............................................      2,773          2,786
                                                                    ---------      ---------
          Total liabilities ......................................     43,520         42,781
                                                                    ---------      ---------
COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
       no shares issued ..........................................          -              -
     Common stock, $0.01 par value, 150,000 shares authorized,
      40,958 shares issued, including shares in treasury .........        410            410
     Additional paid-in capital ..................................    163,681        163,734
     Notes receivable from sale of common stock ..................       (599)          (599)
     Notes receivable from officers secured by common stock ......     (1,595)        (1,595)
     Accumulated deficit                                             (105,927)       (99,142)
                                                                    ---------      ---------
                                                                       55,970         62,808
        Less-treasury stock, 7,675 shares ........................        (77)           (77)
                                                                    ---------      ---------

          Total stockholders' equity .............................     55,893         62,731
                                                                    ---------      ---------
                                                                    $  99,413      $ 105,512
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

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
REVENUES:
  Joint development revenue .......................  $    639          $    256
  Real estate sales ...............................       444             1,137
  Other ...........................................         -                 1
                                                     --------          --------
    Total revenues ................................     1,083             1,394
                                                     --------          --------

COST AND EXPENSES:
  Cost of real estate sales .......................       332               648
  Pilot plant, engineering and research and
    development ...................................     4,173             4,549
  General and administrative ......................     3,725             4,048
                                                     --------          --------

INCOME (LOSS) FROM OPERATIONS .....................    (7,147)           (7,851)

INVESTMENT AND INTEREST INCOME ....................       435             1,473
FOREIGN EXCHANGE GAIN (LOSS) ......................       (26)              442
                                                     --------          --------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES ......................    (6,738)           (5,936)

MINORITY INTERESTS ................................       (33)             (120)
INCOME TAXES ......................................       (14)              (17)
                                                     --------          --------

NET INCOME (LOSS) .................................  $ (6,785)         $ (6,073)
                                                     ========          ========

NET INCOME (LOSS) PER SHARE -
  Basic and diluted ...............................  $   (.20)         $   (.18)
                                                     ========          ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........    33,282            33,148
                                                     ========          ========


   The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           Common Stock
                                       -------------------    Additional                                                Total
                                        Number                  Paid-in       Notes       Accumulated    Treasury    Stockholders'
                                       of Shares    Amount      Capital     Receivable      Deficit       Stock         Equity
                                       ---------    ------    ----------    ----------    -----------    --------    -------------
BALANCE, December 31, 2001 ...........    40,958    $  410    $  163,734    $   (2,194)   $   (99,142)   $    (77)   $      62,731
     CONSULTANT OPTIONS GRANTED ......         -         -           (53)            -              -           -              (53)
     NET INCOME (LOSS) ...............         -         -             -             -         (6,785)          -           (6,785)
                                       ---------    ------    ----------    ----------    -----------    --------    -------------
BALANCE, March 31, 2002 ..............    40,958    $  410    $  163,681    $   (2,194)   $  (105,927)   $    (77)   $      55,893
                                       =========    ======    ==========    ==========    ===========    ========    =============

  The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         For the Three Months
                                                                           Ended March 31,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................... $ (6,785)  $  (6,073)
   Adjustments to reconcile net income (loss)
     to net cash used in operations:
   Minority interest in subsidiaries ...................................      (13)         50
   Depreciation and amortization .......................................      211         247
   Foreign currency exchange ...........................................      708      (2,129)
   Non-cash compensation expense .......................................      (54)         47
   Equity in affiliates ................................................        -         (12)
   Changes in real estate held for sale and under development ..........    1,272         334
   Changes in assets and liabilities--
           Accounts and notes receivable ...............................      (79)       (101)
           Changes in trading securities ...............................        -         (97)
           Other assets ................................................       10           -
           Accounts payable ............................................       52      (2,597)
           Accrued liabilities and other ...............................      (36)        (84)
                                                                         --------   ---------
             Net cash used in operating activities .....................   (4,714)    (10,415)
                                                                         --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..................................     (107)     (3,345)
   Increase in restricted cash .........................................       43        (150)
   Changes in investments and distributions from investment funds ......      286         (98)
                                                                         --------   ---------
             Net cash (used in) provided by investing activities .......      222      (3,593)
                                                                         --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises .............        -          86
   Proceeds from issuance of long-term debt ............................       27           -
                                                                         --------   ---------
             Net cash provided by financing activities .................       27          86
                                                                         --------   ---------

FOREIGN EXCHANGE EFFECT ON CASH ........................................     (682)      1,687
                                                                         --------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................   (5,147)    (12,235)
CASH AND CASH EQUIVALENTS, beginning of period .........................   44,737      83,150
                                                                         --------   ---------
CASH AND CASH EQUIVALENTS, end of period ............................... $ 39,590   $  70,915
                                                                         ========   =========

  The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1.   Basis of Reporting

     The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the "Company" or "Syntroleum") to date have consisted of the research and development of a proprietary process (the "Syntroleum Process") designed to convert natural gas into synthetic liquid hydrocarbons (gas-to-liquids or "GTL") and activities related to commercialization of the Syntroleum process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

     The Company's current focus is to commercialize the Syntroleum Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the operation of a demonstration plant located at ARCO's refinery in Cherry Point, Washington.

     The construction of Company owned GTL plants will require significant capital expenditures. The Company has an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. The Company intends to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

     The Company is also developing a commercial-scale specialty products plant to be located in Western Australia known as the Sweetwater plant and is currently seeking financing for the project. Definitive agreements with equity and debt participants in the Sweetwater project and the Company's other capital projects are expected to include conditions to funding, many of which could be outside of its control. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for the Sweetwater project and its other capital projects, as well as its research and development and other activities or seek to enter into a business combination transaction with another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company's common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

     The consolidated financial statements included in this report have been prepared by Syntroleum without audit pursuant to the rules and regulation of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC under the Securities Exchange Act of 1934.

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

2.   Earnings Per Share

     The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 3,898,533 shares of common stock at an average exercise price of $10.30 were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 because inclusion of these options would be anti-dilutive. Options to purchase 3,318,644 shares of common stock at an average exercise price of $10.75 were not included in the computation of diluted earnings per share for the three months ended March 31, 2001 because inclusion of these options would be anti-dilutive.

3.   New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," and Statement No. 143, "Accounting for Asset Retirement Obligations." Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Under Statement No. 142 there will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company's adoption of Statement No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition and results of operations as it does not have any goodwill.

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supercedes the previously issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial condition and results of operations.

4.   Footnotes Incorporated by Reference

     Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC, and are incorporated herein by reference as follows:

           Note                          Description
          ------         ---------------------------------------------

            1.            Summary of Significant Accounting Policies
            2.            Investments
            3.            Restricted Cash
            4.            Property and Equipment
            5.            Notes Receivable Related to Common Stock
            6.            Notes Receivable
            7.            Long-Term Debt
            8.            Minority Interests
            9.            Licensing Activity
            10.           Public Offering
            11.           Income Taxes
            12.           Commitments
            13.           Fair Value of Financial Instruments
            14.           Cash Equivalents and Short-Term Investments

              Note                         Description
             ------         -------------------------------------------
               15.           Stock Options
               16.           Significant Customers
               17.           Stockholder Rights Plan

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2001 (including our audited financial statements and the accompanying notes).

Overview

     We are incurring costs with respect to developing and commercializing the Syntroleum Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities or gas-to-liquids plants.

Our Business

     We are a leading developer and licensor of a proprietary process for converting natural gas to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, known as the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined fuels and specialty products. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

     The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes. These products include:

     o premium, ultra-clean liquid fuels, such as synthetic diesel, kerosene, gasoline, naphtha, and fuel for fuel cells; and

     o specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

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

     While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we are currently developing a nominal 11,500 barrel per day specialty product GTL plant based on the Syntroleum Process known as the Sweetwater plant to be constructed in Western Australia. Additionally, we have been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with these proposals, we have discussed the availability of financial sponsorship for the project. We are currently evaluating these alternatives.

Operating Revenues

     During the periods discussed below, our revenues were primarily generated from the following:

     o sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation,

     o reimbursement for research and development activities associated with the Syntroleum Process, and

     o other sources, including rent generated by real estate holdings owned by SLH prior to the merger.

     o Because substantially all of our real estate portfolio has been sold, we expect to receive lower levels of revenues from these sources in future periods.

     In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

     o    licensing,

     o    catalyst sales,

     o sales of products from or fees for the use of GTL plants in which we own an equity interest, and

     o revenues from research and development activities carried out with industry partners.

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

Results Of Operations

Overview

     Our primary research and development projects during the first three months of 2002 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Of the $4.2 million expenses for pilot plant, engineering and research and development during the first three months of 2002, approximately $1.2 million directly related to the expansion of our existing pilot plant facilities in Tulsa, Oklahoma. We also spent $1 million related to the DOE project and engineering related to licensee support. In addition, an aggregate of $2 million of expenses incurred during the first three months of 2002 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in the Sweetwater plant and other licensee sites.

     During January of 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. We expect to negotiate a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We cannot assure you that we will be successful in concluding a contract with DOD to participate in this program.

     We continued to work on our DOE project during the first three months of 2002. This project was announced during 2001 and during the third quarter of 2001 the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the $36 million project, and the other project participants will provide the remaining $20 million. We are currently in discussions with Marathon Oil Company regarding its participation in this project. Under the program, Syntroleum's Cherry Point GTL facility, which has been disassembled and relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma, where it is expected to become the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Construction for the project is currently underway, with fuel deliveries expected to commence in early third quarter 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds as well as our ability to attract the remaining necessary funds not provided by the DOE. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

     During the first quarter of 2002 we continued our work on our Talara Project. This project was announced during the fourth quarter of 2001 with plans to develop an integrated NGL/GTL (natural gas liquids/gas-to-liquids) project in the Talara Basin of Northwest Peru. We expect to develop this project in three phases. Phase I is expected to consist of construction of a nominal 2,000 barrel per day NGL plant to upgrade and replace an existing plant. Phase II is expected to involve the expansion of the NGL plant and the construction of a 5,000 barrel per day GTL plant. Phase III is expected to involve expansion of the GTL facility if additional natural gas reserves and production in the area are developed. Completion of this project is subject to satisfaction of several conditions including negotiation and execution of definitive gas purchase agreements, engineering, procurement and construction agreements and other agreements, site acquisition and financing. We cannot assure you that this project will commence actual operations. We located an existing NGL plant, which we plant to recondition and move to Talara once all of the contracts are in place. We currently estimate that the plant should be ready to ship by the end of September and could come on stream early next year. In connection with this proposed project, we signed a license contract with the government of Peru under which we have acquired exploration and production rights to the offshore Peruvian oil and gas block designated as Z-1. Previous exploration activity in the area has identified possible gas and condensate prospects, which we believe have remained undeveloped up to now due to lack of an adequate market for the gas. We anticipate that development of these prospects would facilitate the third phase of the Talara project. We are also in discussions with several oil and gas companies who have expressed interest in partnering with us in the development of the Z-1 block. In addition, this project will be subject to the risks of delay inherent in any large construction project.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $639,000 in the first quarter of 2002, up $383,000 from the first quarter of 2001 when they were $256,000. The increase was primarily due to increased reimbursement for engineering relating to our proposed project with the DOE.

     Real Estate Sales Revenue. Revenues from the sale of real estate were $444,000 in the first quarter of 2002, down $693,000 from the first quarter of 2001 when they were $1,137,000. The decrease resulted from fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

     Cost of Real Estate. The cost of real estate sold was $332,000 in the first quarter of 2002, down $316,000 from $648,000 in the first quarter of 2001. This decrease resulted from the fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001.

     Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $4,173,000 in the first quarter of 2002, down $376,000 from the first quarter of 2001 when these expenses were $4,549,000. The decrease was primarily the result of the continued cost cutting efforts and streamlining of our R&D project objectives and lower expenses associated with the design and engineering of the Sweetwater plant.

     General and Administrative Expense. General and administrative expenses were $3,725,000 in the first quarter of 2002, down $323,000 from the first quarter of 2001 when these expenses were $4,048,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project.

     Investment, Interest and Other Income. Investment, interest and other income was $376,000 in the first quarter of 2002, down $1,419,000 from the first quarter of 2001 when this income was $1,795,000. The decrease was primarily attributable to decreased interest income from lower cash balances, lower interest rates and a foreign currency loss of $26,000 compared to a foreign currency gain of $442,000 in the first quarter of 2001.

     Provision for Income Taxes. Income tax expense was $14,000 in the first quarter of 2002, down from $17,000 in the first quarter of 2001. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the third advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first quarter of 2002 and the first quarter of 2001 and did not recognize an income tax benefit for these losses.

     Net Income (Loss). In the first quarter of 2002, we experienced a loss of $6,785,000. The loss was $712,000 higher than in the first quarter of 2001 when we experienced a loss of $6,073,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

     As of March 31, 2002, we had $39,590,000 in cash and short-term investments and $4,445,000 in current liabilities. Our long-term debt as of March 31, 2002 was $1,269,000. This debt matures in 2025 and reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia. These funds are held in escrow (AUD$20 million, which is approximately U.S.$10 million) and are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount of $1,125,000 has been recorded as a reduction in the costs of the related Sweetwater project. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. As of March 31, 2002, we had $1,885,000 in accounts and notes receivable outstanding. We also had $17,147,000 in restricted investments as of March 31, 2002 that were held in escrow representing proceeds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth and a $300,000 letter of credit guarantee for our Talara project.

     Cash flows used in operations were $4,714,000 in the first three months of 2002 compared to cash outflows of $10,415,000 during the first three months of 2001. This decrease in cash flows used in operations was primarily the result of decreased disbursements relating to outside consultants associated with the development of our Sweetwater plant in Western Australia and the streamlining of our research and development activities during 2002, and decreased foreign currency exchange rate adjustments.

     Cash flows provided by investment activities were $222,000 in the first three months of 2002 compared to cash outflows of $3,593,000 in the first three months of 2001. The decrease resulted primarily from decreased capitalized costs for our Sweetwater plant during 2002.

     Cash flows provided by financing activities were $27,000 in the first three months of 2002 compared to $86,000 in the first three months of 2001. The difference is primarily due to the exercise of stock options during the first quarter of 2001.

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

     We currently expect the capital costs of the Sweetwater plant to be funded primarily by non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We are seeking third party equity participation in the project and we are attempting to obtain both debt and equity financing to fund final design, construction, and start-up of the plant. We are currently in discussions with several potential equity participants in the project. However, we cannot assure you that we will obtain the necessary financing for this project. Additionally, we have been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with these proposals, we have discussed the availability of financial sponsorship. We are currently evaluating these alternatives.

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

     In August of 2001, we entered into an engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH (as a result of a recent name change, now known as RWE Industrie-Losugen GmbH), a subsidiary of RWE AG. The EPC contract covers engineering, procurement, construction, pre-commissioning, commissioning and testing of the Sweetwater plant, plus personnel training for a lump sum price of $599.5 million. The plant's operating capacity has increased from the original 10,000 to 11,500 nominal barrels-per-day as a result of pilot plant tests demonstrating higher conversion rates than those included in the original design as well as standard engineering design margins which had not been considered previously. The final price may vary up or down with exchange rates until financial close on the project, when the price will be fixed in U.S. dollars. Tessag's final price does not include interest during construction and other owner's costs, which include proprietary catalysts to be supplied by Syntroleum. Our current estimate of these costs, excluding interest during construction, is approximately $90 million. Financing for and construction of the plant will be subject to the risks inherent in any large construction project.

     We have also entered into contracts for long-term wharf and gas transportation services, a lease for the plant site and water supply.

Real Estate and Other Asset Sales

     As of March 31, 2002, our real estate inventory consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 53 lots known as the "Houston real estate partnership." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at March 31, 2002 of approximately $2 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale. During the first three months of 2002 we received $1.4 million from municipal utility district bond payments associated with cost recovery of site utilities associated with our Houston real estate partnership.

     Our other assets at March 31, 2002 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $506,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $190,000; and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

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

New Accounting Pronouncements

     In July 2001, the FASB Statement No. 142, "Goodwill and Other Intangible Assets," and Statement No. 143, "Accounting for Asset Retirement Obligations." Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Under Statement No. 142 there will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company's adoption of Statement No. 142 on January 1, 2002 did not have a material impact on the Company's financial condition and results of operations as it does not have any goodwill.

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supercedes the previously issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of Statement No. 144 on January 1, 2002 did not have a material impact on its financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We had $39,590,000 in cash equivalents and short-term investments in the form of money market instruments as of March 31, 2002. We also hold restricted funds in the form of the funds currently held in our Australian escrow accounts. These funds earn interest at an annual rate of approximately 3.5% percent and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States and Australian Dollar.

     Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the total amount of U.S. $16,847,000 at March 31, 2002, and to long-term debt held in Australian dollars in the amount of U.S.$1,269,000 at March 31, 2002. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$16,008,000 at March 31, 2002. These restricted funds, long-term debt and associated discount and deferred revenue are converted to United States dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

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

     The net proceeds to use from the offering were approximately $92 million. To date, we have used approximately 52 million in such net proceeds for the development of our Sweetwater project, purchase of catalyst material and operating expenses. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ending March 31, 2002.

     Exhibits.  Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYNTROLEUM CORPORATION, a Delaware
                                  corporation (Registrant)

Date:  May 13, 2002         By:   /s/ Mark A. Agee
                               -------------------------------------------------
                                      Mark A. Agee
                                      President and Chief Operating Officer

Date:  May 13, 2002         By:   /s/ Randall M. Thompson
                               -------------------------------------------------
                                      Randall M. Thompson
                                      Chief Financial Officer (Principal
                                      Financial Officer)