Form 10-Q
period 2002-06-30
SYNTROLEUM CORP
filed 2002-08-14
CIK 1029023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002.
          OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

     At July 22, 2002, the number of outstanding shares of the issuer's common stock was 32,760,357.

                             SYNTROLEUM CORPORATION
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         PART I - FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1. Financial Statements.
        Unaudited Consolidated Balance Sheets as of June 30, 2002 and
           December 31, 2001 ..........................................................    1
        Unaudited Consolidated Statements of Operations for the six and three-month
           periods ended June 30, 2002 and 2001 .......................................    2
        Unaudited Consolidated Statements of Stockholders' Equity for the six-month
           period ended June 30, 2002 .................................................    3
        Unaudited Consolidated Statements of Cash Flows for the six-month
           periods ended June 30, 2002 and 2001 .......................................    4
        Notes to Unaudited Consolidated Financial Statements ..........................    5
Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................................    8
Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................   15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................   15
Item 2.  Changes in Securities and Use of Proceeds ....................................   15
Item 3.  Defaults Upon Senior Securities ..............................................   16
Item 4.  Submission of Matters to a Vote of Security Holders ..........................   16
Item 5.  Other Information ............................................................   16
Item 6.  Exhibits and Reports on Form 8-K .............................................   16
SIGNATURES ............................................................................   17

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process including the proposed Sweetwater plant, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of gas-to-liquids plants, anticipated expense amount if the Sweetwater project is discontinued or suspended, plans and expectations relating to our Talara Project, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, use of proceeds from our 2000 public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "project," "should", and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include the risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum's Annual Report on Form 10-K for the year ended December 31, 2001.

     As used in this Quarterly Report on Form 10-Q, the terms "we," "our" or "us" mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                             June 30,   December 31,
                                                                               2002         2001
                                                                            ---------   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................................ $  30,305    $  44,737
     Accounts and notes receivable ........................................     3,801        1,795
     Other current assets .................................................       417          661
                                                                            ---------    ---------
          Total current assets ............................................    34,523       47,193

REAL ESTATE UNDER DEVELOPMENT .............................................     2,073        3,028
INVESTMENTS ...............................................................       729        1,072
RESTRICTED CASH ...........................................................    18,075       16,506
PROPERTY AND EQUIPMENT, net ...............................................    33,877       34,049
NOTES RECEIVABLE ..........................................................     2,204        2,322
OTHER ASSETS, net .........................................................       901        1,342
                                                                            ---------    ---------
                                                                            $  92,382    $ 105,512
                                                                            =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..................................................... $   3,914    $   3,993
     Accrued liabilities ..................................................       984          435
                                                                            ---------    ---------
          Total current liabilities .......................................     4,898        4,428

LONG-TERM DEBT ............................................................     1,370        1,190
OTHER NONCURRENT LIABILITIES ..............................................        23           26
DEFERRED REVENUE ..........................................................    35,884       34,351
MINORITY INTERESTS ........................................................     2,456        2,786
                                                                            ---------    ---------

          Total liabilities ...............................................    44,631       42,781
                                                                            ---------    ---------
COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 5,000 shares authorized,
       no shares issued ...................................................         -            -
     Common stock, $0.01 par value, 150,000 shares authorized,
       40,435 and 40,958 shares issued in 2002 and 2001
            respectively, including shares in treasury ....................       404          410
     Additional paid-in capital ...........................................   161,544      163,734
     Notes receivable from sale of common stock ...........................      (100)        (599)
     Notes receivable from officers secured by common stock ...............    (1,163)      (1,595)
     Accumulated deficit ..................................................  (112,857)     (99,142)
                                                                            ---------    ---------
                                                                               47,828       62,808
        Less-treasury stock, 7,675 shares .................................       (77)         (77)
                                                                            ---------    ---------

         Total stockholders' equity .......................................    47,751       62,731
                                                                            ---------    ---------
                                                                            $  92,382    $ 105,512
                                                                            =========    =========

            The accompanying notes are an integral part of these unaudited consolidated balance sheets.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                              For the Three Months     For the Six Months
                                                 Ended June 30,          Ended June 30,
                                              --------------------    --------------------
                                                2002        2001        2002        2001
                                              --------    --------    --------    --------
REVENUES:
  Joint development revenue ...............   $  3,790    $    492    $  4,430    $    749
  Real estate sales .......................        436         222         880       1,359
  Other ...................................          -           1           -           -
                                              --------    --------    --------    --------
    Total revenues ........................      4,226         715       5,310       2,108
                                              --------    --------    --------    --------

COST AND EXPENSES:
  Cost of real estate sales ...............        292           8         624         656

  Pilot plant, engineering and research and
    development ...........................      6,416       5,521      10,589      10,070
  General and administrative and other ....      4,636       4,824       8,361       8,871
                                              --------    --------    --------    --------

INCOME (LOSS) FROM OPERATIONS .............     (7,118)     (9,638)    (14,264)    (17,489)

INVESTMENT AND INTEREST INCOME ............        425       1,199         860       2,672
OTHER INCOME (EXPENSE) ....................       (148)          -        (148)          -
FOREIGN EXCHANGE GAIN (LOSS) ..............        (38)       (143)        (65)        299
                                              --------    --------    --------    --------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES ..............     (6,879)     (8,582)    (13,617)    (14,518)

MINORITY INTERESTS ........................        (35)        (52)        (68)       (172)
INCOME TAXES ..............................        (17)       (422)        (30)       (438)
                                              --------    --------    --------    --------

NET INCOME (LOSS) .........................   $ (6,931)   $ (9,056)   $(13,715)   $(15,128)
                                              ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE -
  Basic and diluted .......................   $   (.21)   $   (.27)   $   (.42)   $   (.46)
                                              ========    ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING .............................     33,185      33,169      32,995      33,158
                                              ========    ========    ========    ========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             Common Stock        Additional                                               Total
                                        ------------------------
                                          Number                  Paid-in        Notes      Accumulated    Treasury   Stockholders'
                                         of Shares     Amount     Capital      Receivable     Deficit       Stock         Equity
                                        ------------ ----------- ----------- -------------- ------------- ----------- --------------
BALANCE, December 31, 2001 ............      40,958   $  410       $ 163,734   $ (2,194)     $  (99,142)     $  (77)     $   62,731
     CONSULTANT OPTIONS GRANTED .......           -        -             (53)         -               -           -             (53)
     NOTES RECEIVABLE FROM OFFICERS ...        (523)      (6)         (2,137)       931                                      (1,212)
     NET INCOME (LOSS) ................           -        -               -          -         (13,715)          -         (13,715)
                                        ------------ ----------- ----------- -------------- ------------- ----------- --------------
BALANCE, June 30, 2002 ................      40,435   $  404       $ 161,544   $ (1,263)     $ (112,857)     $  (77)     $   47,751

                                        ============ =========== =========== ============== ============= =========== ==============

         The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Six months
                                                                                   Ended June 30,
                                                                              ------------------------
                                                                                  2002         2001
                                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................................    $(13,715)     $(15,128)
   Adjustments to reconcile net income (loss)
     to net cash used in operations:
   Minority interest in subsidiaries .......................................        (330)         (235)
   Depreciation and amortization ...........................................         421           475
   Foreign currency exchange ...............................................       1,655        (1,441)
   Non-cash compensation expense ...........................................         (53)         (173)
   Equity in affiliates ....................................................         343           (40)
   Changes in real estate held for sale and under development ..............         955           415
   Changes in assets and liabilities--
           Accounts and notes receivable ...................................      (2,237)         (172)
           Other assets ....................................................         660          (356)
           Accounts payable ................................................         (97)       (2,090)
           Accrued liabilities and other ...................................         546           (17)
                                                                                --------      --------

            Net cash used in operating activities ..........................     (11,852)      (18,762)
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ......................................        (224)         (246)
   Change in restricted cash ...............................................          40        (3,944)
   Changes in investments and distributions from investment funds ..........           -          (271)
                                                                                --------      --------

            Net cash used in investing activities ..........................        (184)       (4,461)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock and option exercises .................           -          (139)
   Proceeds from issuance of long-term debt ................................          57           463
   Notes receivable from officers secured by common stock ..................        (863)            -
                                                                                --------      --------

            Net cash provided by (used in) financing activities ............        (806)          324
                                                                                --------      --------

FOREIGN EXCHANGE EFFECT ON CASH ............................................      (1,590)        1,142
                                                                                --------      --------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS ...........................................................     (14,432)      (21,757)
CASH AND CASH EQUIVALENTS, beginning of period .............................      44,737        83,150
                                                                                --------      --------

CASH AND CASH EQUIVALENTS, end of period ...................................    $ 30,305      $ 61,393
                                                                                ========      ========

         The accompanying notes are an integral part of these unaudited consolidated statements.

                     SYNTROLEUM CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

         The Company's current focus is to commercialize the Syntroleum Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO's Cherry Point refinery in Washington. This plant has been relocated to the Tulsa Port of Catoosa and will be used as part of the Company's DOE ultra-clean fuels Project.

         Construction of Company owned GTL plants will require significant capital expenditures. The Company has an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. The Company may obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

         If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for these capital projects, as well as its research and development and other activities or seek to enter into a business combination transaction with another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company's common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

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

2.   Earnings Per Share

         The Company applies the provisions of SFAS No. 128, "Earnings Per Share." Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 3,703,755 shares of common stock at an average exercise price of $10.12 were not included in the computation of diluted earnings per share for the six months ended June 30, 2002 because inclusion of these options would be anti-dilutive. Options to purchase 3,295,644 shares of common stock at an average exercise price of $11.28 were not included in the computation of diluted earnings per share for the six months ended June 30, 2001 because inclusion of these options would be anti-dilutive.

3.   New Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

4.   Notes Receivable from Officers

         During 2001, the Company loaned Kenneth Agee, the Company's Chairman and Chief Executive Officer, $300,000 under a loan agreement which allowed up to $1,100,000 in loan advances and which matured on June 25, 2001. In May and June of 2002, the Company made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale by Mr. Agee of shares of the Company's common stock to satisfy margin calls as a result of a decline in the market price of the Company's common stock. The loan to Mr. Agee was full recourse, matured in one year, bore interest at the rate of six percent, and was secured by the pledge of shares of the Company's common stock that he owned and which had a value (based on the Company's stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased the amount available to be borrowed to $1,460,000. Subsequent to this renewal an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. The current outstanding balance as of July 3, 2002 is $1,441,000 plus accrued interest.

         Prior to 2001, the Company had entered into a note agreement with Mark Agee, the Company's President and Chief Operating Officer, in the amount of $595,000, for the purchase of the Company's common stock. This note bore interest at the rate of 6.10%, matured in May 2004, and was secured by the pledge of the Company's common stock. During 2001, the Company loaned an additional $1,295,000 to Mr. Agee. The proceeds of this loan were used by Mr. Agee to either reduce or repay third party margin account loans and thereby avoid the sale by him of shares of the Company's common stock to satisfy margin calls as a result of a decline in the market price of the Company's common stock. The loan with Mr. Agee was full recourse, matured in one year, bore interest at the rate of 6%, and was secured by the pledge to the Company by Mr. Agee of shares of the Company's common stock, which he owned and which had a value (based on the Company's stock price) equal to or greater than two times the outstanding principal and accrued interest of the respective loans.

         In June 2002, Mr. Agee notified the Company that he could not deliver additional shares as collateral as required by his note agreements. Therefore, the Company declared default and exercised its right to take ownership of the existing collateral under the documents relating to loans from the Company to Mr. Agee. The Company received and retired 522,350 shares of the Company's common stock, based on the Company's common stock price on June 7, 2002 of $4.10, for full repayment of the outstanding notes and accrued interest of $2,142,000. The remaining shares that had been held as collateral by the Company were returned to Mr. Agee.

5.   Marathon Participation and Loan Agreement

         In May of 2002, the Company signed a Participation Agreement with Marathon Oil Company in connection with the ultra clean fuels production and demonstration project managed by the U.S. Department of Energy. This agreement provides for the formation of an executive committee, comprised of a majority of Company representatives, to govern the project and that Marathon will reimburse the Company for up to $5 million in project costs and will provide up to $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $19 million secured promissory note between the Company and Marathon Oil. The promissory note will bear interest at a rate of eight percent per year. The Company has the right to prepay the note up to May 31, 2003. Should the Company obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon's only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into the Company's stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company's current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004.

6.   Separation Agreements

         In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement, Mr. Agee resigned his position as the Company's President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee's current salary of $230,000 and payment of Mr. Agee's health benefits until July 2003. These benefits were expensed in the Company's statement of operations for the three and six month periods ended June 30, 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agrees to provide consulting services to the Company for two years at no additional cost to the Company.

7.   Footnotes Incorporated by Reference

     Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC, and are incorporated herein by reference as follows:

         Note                             Description
       ---------      -------------------------------------------------------

          1.            Summary of Significant Accounting Policies
          2.            Investments
          3.            Restricted Cash
          4.            Property and Equipment
          5.            Notes Receivable Related to Common Stock
          6.            Notes Receivable
          7.            Long-Term Debt
          8.            Minority Interests
          9.            Licensing Activity
          10.           Public Offering
          11.           Income Taxes
          12.           Commitments
          13.           Fair Value of Financial Instruments
          14.           Cash Equivalents and Short-Term Investments
          15.           Stock Options
          16.           Significant Customers
          17.           Stockholder Rights Plan

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

Our Business

         We are a developer and licensor of a proprietary process for converting natural gas to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, known as the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined fuels and specialty products. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

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

         We believe the key advantages of our technology over traditional GTL technologies are the use of air in the conversion process (in contrast to the requirement for pure oxygen in other technologies) and the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce capital and operating costs of GTL plants based on the Syntroleum Process, while also permitting smaller unit sizes, including mobile plants that could be placed on skids, barges and ocean-going vessels. Based on our demonstrated research, we believe that the Syntroleum Process can be economically applied in GTL plants with throughput levels from less than 10,000 to over 100,000 barrels per day. The advantages of our technology combined with the large worldwide resource base of stranded natural gas provide what we believe is a significant market opportunity for the use of the Syntroleum Process by our company and our licensees to develop cost-effective GTL plants.

         We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO (a subsidiary of BP), at ARCO's Cherry Point refinery in Washington. We are currently developing a project with the United States Department of Energy and Marathon Oil Company and have moved the Cherry Point demonstration plant to Tulsa, Oklahoma where it is the basis of a new 70 barrel per day stand alone synthetic fuels production demonstration facility.

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

         In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

         .    licensing,

         .    catalyst sales,

         . sales of products from or fees for the use of GTL plants in which we own an equity interest,

         . revenues from research and development activities carried out with industry partners, and

         .    our interest in oil and gas producing properties.

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

           If we are successful in developing a GTL plant in which we own an interest, we expect to incur significant expenses in connection with the start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstock for this plant and operating expenses relating to the plant, including labor, supplies and maintenance. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract has been signed.

Results Of Operations

Overview

         Our primary research and development projects during the first six months of 2002 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Of the $10.6 million expenses for pilot plant, engineering and research and development during the first six months of 2002, approximately $2.7 million directly related to the expansion of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on Syntroleum's advanced moving bed technology. We plan that this unit will enable the Company to provide quality control for commercial catalyst manufacturing and project-specific engineering support. We plan that this unit will be up and running by the end of the third quarter. We also spent $2.4 million related to the DOE project and engineering related to licensee support. In addition, an aggregate of $5.5 million of expenses incurred during the first six months of 2002 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants.

         During January of 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. We expect to negotiate a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We cannot assure you that we will be successful in negotiating a contract with DOD to participate in this program.

         We continued to work on our DOE project during the first six months of 2002. This project was announced during 2001 and during the third quarter of 2001 the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the project, and the other project participants will provide the remaining balance. In May 2002, the Company signed a Participation Agreement with Marathon Oil Company in connection with the ultra clean fuels production and demonstration project. This agreement provides for the formation of an executive committee, comprised of a majority of Company representatives, to govern the project and that Marathon will reimburse the Company for up to $5 million in project costs and $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $19 million secured promissory note between the Company and Marathon Oil. The promissory note will bear interest at a rate of eight percent per year. The Company has the right to prepay the note up to May 31, 2003. Should the Company obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon's only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into the Company's stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company's current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004. Under the program, Syntroleum's Cherry Point GTL facility has been disassembled and relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma. It is expected to become the basis for construction of a new GTL facility to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Procurement and construction for the project is currently underway, with fuel deliveries expected to commence in early third quarter 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds as well as our ability to attract the remaining necessary funds not provided by the DOE. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

         During the second quarter of 2002 we continued our work on our Northern Peru Project. This project was announced during the fourth quarter of 2001 with plans to develop an integrated NGL/GTL (natural gas liquids/gas-to-liquids) project in the Talara Basin of Northwest Peru. Initially, this project is expected to consist of construction of a nominal 2,000 barrel per day NGL plant to upgrade and replace an existing plant. Completion of this project is subject to satisfaction of several conditions including negotiation and execution of definitive gas purchase agreements, engineering, procurement and construction agreements and other agreements, site acquisition and financing. We cannot assure you that this project will commence actual operations. We have located an existing NGL plant, which we plan to recondition and move to Talara once all of the contracts are in place. We are in current negotiations with the local power company in Talara and we are working on definitive agreements. Our plan is to recondition the NGL plant and ship it to the Talara Basin once all contracts are in place. In connection with this proposed project, we signed a license contract with the government of Peru under which we have acquired exploration and production rights to the offshore Peruvian oil and gas block designated as Z-1. The Company is continuing preparation to develop the Z-1 block, Syntroleum's data room for the Z-1 block has been opened in Houston and the Company is now in discussions with potential partners to begin further exploitation of oil and gas. Previous concession holders drilled six exploration wells in the 1,155 square mile block, five of which discovered oil, gas and condensate. We believe that Syntroleum's GTL technology can be the key to producing this block successfully by providing means for monetizing the gas that would otherwise have to be re-injected. The Company believes that full-scale development of the Z-1 block, which could include production of oil, gas, gas condensate and GTL liquids, could produce significant cash flow to the Company when fully developed. This project will be subject to the risks of delay inherent in any large construction or development project.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $3,790,000 in the second quarter of 2002, up $3,298,000 from the second quarter of 2001 when they were $492,000. The increase was primarily due to increased reimbursement for engineering relating to our project with the DOE.

         Real Estate Sales Revenue. Revenues from the sale of real estate were $436,000 in the second quarter of 2002, up $214,000 from the second quarter of 2001 when they were $222,000. The increase resulted from a larger number of lot sales from our Houston real estate partnership during 2002 as compared to 2001. Real estate sales revenues should, in general, decrease in the future as our remaining real estate inventory is sold.

         Cost of Real Estate. The cost of real estate sold was $292,000 in the second quarter of 2002, up $284,000 from $8,000 in the second quarter of 2001. This increase resulted from a larger number of lot sales from our Houston real estate partnership during 2002 as compared to 2001.

         Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $6,416,000 in the second quarter of 2002, up $895,000 from the second quarter of 2001 when these expenses were $5,521,000. The increase was primarily the result of the construction of our advanced reactor at our pilot plant facility and the continued engineering work on our DOE project.

         General and Administrative Expense. General and administrative expenses were $4,587,000 in the second quarter of 2002, down $210,000 from the second quarter of 2001 when these expenses were $4,797,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project, offset by expenses related to Mark Agee's separation agreement.

         Investment, Interest and Other Income. Investment, interest and other income was $204,000 in the second quarter of 2002, down $800,000 from the second quarter of 2001 when this income was $1,004,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

     Provision for Income Taxes. Income tax expense was $17,000 in the second quarter of 2002, down from $422,000 in the second quarter of 2001. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the second quarter of 2002 and the second quarter of 2001 and did not recognize an income tax benefit for these losses.

         Net Income (Loss). In the second quarter of 2002, we experienced a loss of $6,931,000. The loss was $2,125,000 lower than in the second quarter of 2001 when we experienced a loss of $9,056,000. The decrease in the loss is a result of the factors described above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $4,430,000 in the first six months of 2002, up $3,681,000 from the first six months of 2001 when they were $749,000. The increase was primarily due to increased reimbursement for engineering relating to our proposed project with the DOE.

         Real Estate Sales Revenue. Revenues from the sale of real estate were $880,000 in the first six months of 2002, down $479,000 from the first six months of 2001 when they were $1,359,000. The decrease resulted from fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

         Cost of Real Estate. The cost of real estate sold was $624,000 in the first six months of 2002, down $32,000 from $656,000 in the first six months of 2001. This decrease resulted from the fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001.

         Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $10,589,000 in the first six months of 2002, up $519,000 from the first six months of 2001 when these expenses were $10,070,000. The increase was primarily the result of the construction costs related to our advanced reactor and our DOE project offset by lower expenses associated with the design and engineering of the Sweetwater plant.

         General and Administrative Expense. General and administrative expenses were $8,326,000 in the first six months of 2002, down $493,000 from the first six months of 2001 when these expenses were $8,819,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project, offset by expenses related to Mark Agee's separation agreement.

         Investment, Interest and Other Income. Investment, interest and other income was $579,000 in the first six months of 2002, down $2,220,000 from the first six months of 2001 when this income was $2,799,000. The decrease was primarily attributable to decreased interest income from lower cash balances, lower interest rates and a foreign currency loss of $65,000 in 2002 compared to a foreign currency gain of $299,000 in the first six months of 2001.

         Provision for Income Taxes. Income tax expense was $30,000 in the first six months of 2002, down from $438,000 in the first six months of 2001. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first six months of 2002 and the first six months of 2001 and did not recognize an income tax benefit for these losses.

         Net Income (Loss). In the first quarter of 2002, we experienced a loss of $13,715,000. The loss was $1,413,000 lower than in the first quarter of 2001 when we experienced a loss of $15,128,000. The decrease in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

         As of June 30, 2002, we had $30,305,000 in cash and short-term investments and $4,898,000 in current liabilities. Our long-term debt as of June 30, 2002 was $1,370,000. This debt matures in 2025 and reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia. These funds are held in escrow and are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount has been recorded as a reduction in the costs of the related Sweetwater project. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. As of June 30, 2002, we had $3,801,000 in accounts and notes receivable outstanding. We also had $18,075,000 in restricted investments as of June 30, 2002 that were held in escrow representing proceeds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth and a $300,000 letter of credit guarantee for our Talara project.

         Cash flows used in operations were $11,852,000 in the first six months of 2002 compared to cash outflows of $18,762,000 during the first six months of 2001. This decrease in cash flows used in operations was primarily the result of decreased disbursements relating to legal fees and research and development costs associated with the development of our Sweetwater plant, the streamlining of our research and development activities during 2002 offset by higher costs associated with our DOE project.

         Cash flows used in investment activities were $184,000 in the first six months of 2002 compared to cash outflows of $4,461,000 in the first six months of 2001. The decrease resulted primarily from decreased capitalized costs for our Sweetwater plant during 2002.

         Cash flows used in financing activities were $806,000 in the first six months of 2002 compared to cash inflows of $324,000 in the first six months of 2001. The difference is primarily due to the loan to Ken Agee in the amount of $863,000 during the first six months of 2002.

         We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process and to design and construct GTL plants. We are attempting to finance the Sweetwater plant primarily through non-recourse debt financing at the project level, as well as equity financing, and plan to obtain additional funds for our other GTL plant projects primarily through a combination of equity and debt project financing. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. Definitive agreements with equity and debt participants in the Sweetwater project and our other capital projects are expected to include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we may be required to delay or to eliminate expenditures for the Sweetwater project and our other capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

Sweetwater Plant

         Since early 2000, we have been developing a nominal 11,500 barrel per day specialty product GTL plant, about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia, that we call the Sweetwater plant. This site was selected after receiving a financial commitment from the Commonwealth of Australia. The plant is designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins and to use a fixed tube reactor design which produces a high yield of the desired products with high wax content. This plant design has lower scale-up risks than other reactor designs and includes additional refining equipment necessary to produce the targeted specialty products.

         We have been working on financing the Sweetwater plant using non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We have been seeking third party equity participation in the project and we have attempted to obtain both debt and equity financing to fund final design, construction, and start-up of the plant. We have been in discussions with several potential equity participants in the project. However, we cannot assure you that we will obtain the necessary financing for this project. Additionally, we have been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we have discussed the availability of financial sponsorship. During the third and fourth quarters of 2002, we will continue to evaluate these alternatives. Our engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH will expire on October 31, 2002. If we do not make significant progress by this time, we plan to consider discontinuing or suspending the project. Should we discontinue or suspend the project, we would expense the Sweetwater assets that are currently on our balance sheet, and this expense would be reflected in our statement of operations. We estimate that this expense amount would approximate $25 to $30 million. All other costs related to the Sweetwater project have been expensed as incurred.

Real Estate and Other Asset Sales

         As of June 30, 2002, our real estate inventory consisted of land in Houston, Texas comprised of 255 acres of undeveloped land and 27 lots known as the "Houston real estate partnership." This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH's former parent corporation. Our total real estate inventory had an aggregate carrying value at June 30, 2002 of approximately $2 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale. During the first six months of 2002 we received $1.4 million from municipal utility district bond payments associated with cost recovery of site utilities associated with our Houston real estate partnership. These cost recoveries were used to adjust the book cost per lot.

         Our other assets at June 30, 2002 included an investment in a privately owned developer of proprietary bone substitute technology, which had a carrying value of approximately $506,000; an investment in a privately held venture capital limited partnership, which had a carrying value of $134,000; and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

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

New Accounting Pronouncements

         In July 2001, the FASB issued, Statement No. 143, "Accounting for Asset Retirement Obligations", which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We had $30,305,000 in cash equivalents and short-term investments in the form of money market instruments as of June 30, 2002. We also hold restricted funds in the form of the funds currently held in our Australian escrow accounts. These funds earn interest at an annual rate of approximately 3.5% percent and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States and Australian Dollar.

         Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the total amount of U.S. $18,075,000 at June 30, 2002, and to long-term debt held in Australian dollars in the amount of U.S.$1,370,000 at June 30, 2002. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$16,884,000 at June 30, 2002. These restricted funds, long-term debt and associated discount and deferred revenue are converted to United States dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

         We do not have any purchased futures contracts or any derivative financial instruments.

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

         The net proceeds to use from the offering were approximately $92 million. To date, we have used approximately $66 million in such net proceeds for the development of our Sweetwater project, purchase of catalyst material and operating expenses. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2002 annual meeting of the stockholders of the Company was held on April 30, 2002. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

                                                        Votes                                    Broker
                                            Votes        Cast        Votes                        Non-
                                                                                                  ----
                Matter                     Cast For     Against    Withheld     Abstentions      Votes
                ------                     --------     -------    --------     -----------      -----
Election of Directors:
   Alvin R. Albe ........................ 26,508,270     174,888          -              -          -
   Robert A. Day ........................ 25,304,431   1,378,727          -              -          -
   J. Edward Sheridan ................... 26,623,399      59,759                         -          -


Ratification of the Appointment of
  Arthur Andersen LLP as Independent
public accountants for the 2002 fiscal
year .................................... 25,858,875     787,463     36,820                         -

Item 5.  Other Information.

         In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement, Mr. Agee resigned his position as the Company's President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee's current salary of $230,000 and payment of Mr. Agee's health benefits until July 2003. These benefits were expensed in the Company's statement of operations for the three and six month periods ended June 30, 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agrees to provide consulting services to the Company for two years at no additional cost to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ending June 30, 2002.

         Exhibits

10.1 Participation Agreement between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002.

10.2 Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002

10.3 Note Agreement dated June 7, 2002 between Syntroleum Corporation and Mark A. Agee.

10.4 Separation Agreement dated June 12, 2002 between Syntroleum Corporation and Mark A. Agee.

10.5 Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to Syntroleum Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNTROLEUM CORPORATION, a Delaware
                                        corporation (Registrant)


Date: August 13, 2002               By: /s/ Kenneth L. Agee
                                        ----------------------------------------
                                            Kenneth L. Agee
                                            Chairman and Chief Executive Officer

Date: August 13, 2002               By: /s/ Randall M. Thompson
                                        ----------------------------------------
                                            Randall M. Thompson
                                            Chief Financial Officer (Principal
                                            Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.     Description of Exhibit
-------   ----------------------

10.6 Participation Agreement between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002.

10.7 Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002

10.8 Note Agreement dated June 7, 2002 between Syntroleum Corporation and Mark A. Agee.

10.9 Separation Agreement dated June 12, 2002 between Syntroleum Corporation and Mark A. Agee.

10.10 Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to Syntroleum Corporation.