Form 10-Q/A
period 2002-06-30
SYNTROLEUM CORP
filed 2002-10-01
CIK 1029023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA
                                (Amendment No. 1)

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

     Syntroleum Corporation is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 to amend Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations. This Item 2 amendment corrects the expiration date of the engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GMBH, which was later reorganized into RWE Solutions AG (RWE). We previously reported that this date was October 31, 2002, however, we recently determined that the contract had expired on August 30, 2002. This date has been corrected under Liquidity and Capital Resources -Sweetwater.

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

     We continued to work on our DOE project during the first six months of 2002. This project was announced during 2001 and during the third quarter of 2001 the U.S. Department of Energy (DOE) concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the project, and the other project participants will provide the remaining balance. In May 2002, the Company signed a Participation Agreement with Marathon Oil Company in connection with the ultra-clean fuels production and demonstration project. This agreement provides for the formation of an executive committee, comprised of a majority of Company representatives, to govern the project and that Marathon will reimburse the Company for up to $5 million in project costs and $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $19 million secured promissory note between the Company and Marathon Oil. The promissory note will bear interest at a rate of eight percent per year. The Company has the right to prepay the note up to May 31, 2003. Should the Company obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon's only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into the Company's stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company's current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004. Under the program, Syntroleum's Cherry Point GTL facility has been disassembled and relocated from ARCO's Cherry Point Refinery in Washington State to a site near Tulsa, Oklahoma. It is expected to become the basis for construction of a new GTL facility to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Procurement and construction for the project is currently underway, with fuel deliveries expected to commence in early third quarter 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds as well as our ability to attract the remaining necessary funds not provided by the DOE. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

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

     General and Administrative Expense. General and administrative expenses were $4,587,000 in the second quarter of 2002, down $210,000 from the second quarter of 2001 when these expenses were $4,797,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project offset by expenses related to Mark Agee's separation agreement.

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

     General and Administrative Expense. General and administrative expenses were $8,326,000 in the first six months of 2002, down $493,000 from the first six months of 2001 when these expenses were $8,819,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project offset by expenses related to Mark Agee's separation agreement.

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

     We have been working on financing the Sweetwater plant using non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We have been seeking third party equity participation in the project and we have attempted to obtain both debt and equity financing to fund final design, construction, and start-up of the plant. We have been in discussions with several potential equity participants in the project. However, we cannot assure you that we will obtain the necessary financing for this project. Additionally, we have been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we have discussed the availability of financial sponsorship. During the third and fourth quarters of 2002, we will continue to evaluate these alternatives. Our engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH will expire on August 30, 2002. If we do not make significant progress by this time, we plan to consider discontinuing or suspending the project. Should we discontinue or suspend the project, we would expense the Sweetwater assets that are currently on our balance sheet, and this expense would be reflected in our statement of operations. We estimate that this expense amount would approximate $25 to $30 million. All other costs related to the Sweetwater project have been expensed as incurred.

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

                                    SYNTROLEUM CORPORATION, a Delaware
                                    corporation (Registrant)

Date: September 30, 2002            By: /s/ Kenneth L. Agee
                                       -----------------------------------------
                                            Kenneth L. Agee
                                            Chairman and Chief Executive Officer

Date:  September 30, 2002           By: /s/ Kenneth R. Roberts
                                       -----------------------------------------
                                            Kenneth R. Roberts
                                            Chief Financial Officer (Principal
                                            Financial Officer)