Form 10-Q/A
period 2002-06-30
SYNTROLEUM CORP
filed 2002-10-08
CIK 1029023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __.
                                              ---

         At July 22, 2002, the number of outstanding shares of the issuer's common stock was 32,760,357.

        Syntroleum Corporation is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 to amend Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations. This Item 2 amendment corrects the expiration date of the engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GMBH, which was later reorganized into RWE Solutions AG (RWE) and updates our expectation of a write down of capital costs for our Sweetwater plant. We previously reported that this date was October 31, 2002, however, we recently determined that the correct expiration date is August 30, 2002. This date has been corrected under "Liquidity and Capital Resources-Sweetwater Plant".

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

         We have been working on financing the Sweetwater plant using non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We have been seeking third party equity participation in the project and we have attempted to obtain both debt and equity financing to fund final design, construction, and start-up of the plant. We have been in discussions with several potential equity participants in the project. However, we cannot assure you that we will obtain the necessary financing for this project. Additionally, we have been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we have discussed the availability of financial sponsorship. During the third and fourth quarters of 2002, we will continue to evaluate these alternatives. Our engineering, procurement and construction (EPC) contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. As a result, we expect to have a write down in the third quarter, currently estimated in the amount of $25 to $30 million, which covers the capital costs for plant design and other costs related to the plant. The estimate of the amount of the write down involves uncertainties, and the actual amount may differ substantially from this estimate. The write down would be reflected in our statement of operations. We estimate that this expense amount would approximate $25 to $30 million. All other costs related to the Sweetwater project have been expensed as incurred. While the project could ultimately be suspended, we are continuing to explore alternatives, including using the Sweetwater design to develop other projects.

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

                                SYNTROLEUM CORPORATION, a Delaware
                                corporation (Registrant)


Date: October 7, 2002           By: /s/ Kenneth L. Agee
                                    -------------------------------------------
                                    Kenneth L. Agee
                                    Chairman and Chief Executive Officer

Date: October 7, 2002           By: /s/ Kenneth R. Roberts
                                    -------------------------------------------
                                    Kenneth R. Roberts
                                    Chief Financial Officer (Principal Financial
                                    Officer)

                                  CERTIFICATION

     I, Kenneth L. Agee, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Syntroleum Corporation, a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report.

Date: October 7, 2002

By:  /s/ Kenneth L. Agee
    ------------------------------------
    Kenneth L. Agee
    Chairman and Chief Executive Officer

                                  CERTIFICATION

     I,   Kenneth R. Roberts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Syntroleum Corporation, a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented in this quarterly report.

Date: October 7, 2002

By: /s/ Kenneth R. Roberts
   ------------------------------------------
   Kenneth R. Roberts
   Vice President and Chief Financial Officer