Form 10-Q
period 2002-09-30
SYNTROLEUM CORP
filed 2002-11-14
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 South Boulder, Suite 1100
Tulsa, Oklahoma 74119-3295
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (918) 592-7900

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐.

At November 5, 2002, the number of outstanding shares of the issuer’s common stock was 32,760,357.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to our gas-to-liquids technology known as the Syntroleum Process and related technologies, gas-to-liquids plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, anticipated costs to make products from these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of gas-to-liquids plants, anticipated expense if any project is discontinued or suspended, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, expected research and development costs, use of proceeds from our 2000 public offering, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should”, and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include risks that the cost of designing, constructing and operating commercial-scale gas-to-liquids plants will exceed current estimates, schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale gas-to-liquids plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, gas-to-liquids plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for gas-to-liquids plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain financing and other risks described in this Quarterly Report on Form 10-Q and Syntroleum’s Annual Report on Form 10-K for the year ended December 31, 2001.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,960	$44,737
Accounts and notes receivable	3,300	1,795
Other current assets	223	661

Total current assets	26,483	47,193

REAL ESTATE UNDER DEVELOPMENT	2,753	3,028
INVESTMENTS	220	1,072
RESTRICTED CASH	17,479	16,506
PROPERTY AND EQUIPMENT, net	3,001	34,049
NOTES RECEIVABLE	2,193	2,322
OTHER ASSETS, net	863	1,342

	$52,992	$105,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,743	$3,993
Accrued liabilities	959	435

Total current liabilities	6,702	4,428

LONG-TERM DEBT	1,351	1,190
OTHER NONCURRENT LIABILITIES	22	26
DEFERRED REVENUE	35,287	34,351
MINORITY INTERESTS	2,482	2,786

Total liabilities	45,844	42,781

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 40,435 and 40,958 shares issued in 2002 and 2001 respectively, including shares in treasury	404	410
Additional paid-in capital	161,544	163,734
Notes receivable from sale of common stock	(100)	(599)
Notes receivable from officers secured by common stock	(1,441)	(1,595)
Accumulated deficit	(153,182)	(99,142)

	7,225	62,808
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	7,148	62,731

	$52,992	$105,512

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Joint development revenue	$3,446	$123	$7,876	$872
Real estate sales	415	2,926	1,295	4,285
Other	26	—	26	1

Total revenues	3,887	3,049	9,197	5,158

COST AND EXPENSES:
Cost of real estate sales	281	676	905	1,332

Pilot plant, engineering and research and development	8,997	5,725	19,586	15,795
Sweetwater project	30,855	—	30,855	—
General and administrative and other	3,936	4,464	12,297	13,335

INCOME (LOSS) FROM OPERATIONS	(40,182)	(7,816)	(54,446)	(25,304)

INVESTMENT AND INTEREST INCOME	366	832	1,227	3,504
OTHER INCOME (EXPENSE)	(475)	—	(624)	—
FOREIGN EXCHANGE GAIN (LOSS)	10	(26)	(55)	273

INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	(40,281)	(7,010)	(53,898)	(21,527)
MINORITY INTERESTS	(26)	(100)	(48)	(272)
INCOME TAXES	(18)	(18)	(94)	(457)

NET INCOME (LOSS)	$(40,325)	$(7,128)	$(54,040)	$(22,256)

NET INCOME (LOSS) PER SHARE—
Basic and diluted	$(1.23)	$(.21)	$(1.63)	$(.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,760	33,235	33,074	33,184

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2001	40,958	$410	$163,734	$(2,194)	$(99,142)	$(77)	$62,731
CONSULTANT OPTIONS GRANTED	—	—	(53)	—	—	—	(53)
NOTES RECEIVABLE FROM OFFICERS	(523)	(6)	(2,137)	653			(1,490)
NET INCOME (LOSS)	—	—	—	—	(54,040)	—	(54,040)

BALANCE, September 30, 2002	40,435	$404	$161,544	$(1,541)	$(153,182)	$(77)	$7,148

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,040)	$(22,256)
Adjustments to reconcile net income (loss) to net cash used in operations:
Minority interest in subsidiaries	(304)	(149)
Depreciation and amortization	635	741
Foreign currency exchange	1,009	(1,939)
Non-cash compensation expense	(53)	(151)
Equity in affiliates	852	(116)
Write-down of property, plant & equipment	30,855	—
Changes in real estate held for sale and under development	275	516
Changes in assets and liabilities—
Accounts and notes receivable	(1,725)	121
Other assets	878	(472)
Accounts payable	1,762	(1,832)
Accrued liabilities and other	520	3

Net cash used in operating activities	(19,336)	(25,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(316)	(2,252)
Change in restricted cash	(30)	(4,099)
Changes in investments and distributions from investment funds	—	2,987

Net cash used in investing activities	(346)	(3,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	—	21
Proceeds from issuance of long-term debt	—	489
Notes receivable from officers secured by common stock	(1,141)	(1,595)

Net cash used in financing activities	(1,141)	(1,085)

FOREIGN EXCHANGE EFFECT ON CASH	(954)	1,666

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,777)	(28,317)
CASH AND CASH EQUIVALENTS, beginning of period	44,737	83,150

CASH AND CASH EQUIVALENTS, end of period	$22,960	$54,833

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.    Basis of Reporting

The primary operations of Syntroleum Corporation (together with its predecessors and subsidiaries, the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (gas-to-liquids or “GTL”) and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

The Company’s current focus is to commercialize the Syntroleum Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and will be used as part of the U.S. Department of Energy (“DOE Catoosa”) ultra-clean fuels project.

Construction of Company-owned GTL plants would require significant capital expenditures. The Company has an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. The Company may obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for these capital projects, as well as its research and development and other activities or seek to enter into a business combination transaction with another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

The consolidated financial statements included in this report have been prepared by Syntroleum without audit, pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC under the Securities Exchange Act of 1934.

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

2.    Earnings Per Share

The Company applies the provisions of SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 4,494,410 shares of common stock at an average exercise price of $8.01 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2002 because inclusion of these options would be anti-dilutive. Options to purchase 3,220,225 shares of common stock at an average exercise price of $11.40 were not included in the computation of diluted earnings per share for the nine months ended September 30, 2001 because inclusion of these options would be anti-dilutive.

3.    New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 is effective from fiscal years beginning after December 31, 2002. The Company is currently assessing the impact of Statement No. 146 on its financial condition and results of operations.

4.    Notes Receivable from Officers

During 2001, the Company loaned Kenneth Agee, the Company’s Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2001. In May and June of 2002, the Company made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale by Mr. Agee of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6%, and was secured by the pledge of shares of the Company’s common stock that he owned and which had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased the amount available to be borrowed to $1,460,000. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. The current outstanding balance as of September 30, 2002 is $1,441,000 plus accrued interest.

Prior to 2001, the Company had entered into a note agreement with Mark Agee, the Company’s former President and Chief Operating Officer, in the amount of $595,000, for the purchase of the Company’s common stock. This note bore interest at the rate of 6.10%, matured in May 2004, and was secured by the pledge of the Company’s common stock. During 2001, the Company loaned an additional $1,295,000 to Mr. Agee. The proceeds of this loan were used by Mr. Agee to either reduce or repay third party margin account loans and thereby avoid the sale by him of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan with Mr. Agee was full recourse, matured in one year, bore interest at the rate of 6%, and was secured by the pledge to the Company by Mr. Agee of shares of the Company’s common stock, which he owned and which had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of the respective loans.

In June 2002, Mr. Agee notified the Company that he could not deliver additional shares as collateral as required by his note agreements. Therefore, the Company declared default and exercised its right to take ownership of the existing collateral under the documents relating to loans from the Company to Mr. Agee. The Company received and retired 522,350 shares of the Company’s common stock, based on the Company’s common stock price on June 7, 2002 of $4.10, for full repayment of the outstanding notes and accrued interest of $2,142,000. The remaining shares that had been held as collateral by the Company were returned to Mr. Agee.

5.    Marathon Participation and Loan Agreement

In May of 2002, the Company signed a Participation Agreement with Marathon Oil Company in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. This agreement provides for the formation of an executive committee, comprised of a majority of Company representatives to govern the project, and requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $19 million secured promissory note between the Company and Marathon Oil. The promissory note will bear interest at a rate of 8% per year. The Company has the right to prepay the note up to May 31, 2003. Should the Company obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into the Company’s stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004.

6.    Separation Agreements

In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement, Mr. Agee resigned his position as the Company’s President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee’s current salary of $230,000 and payment of Mr. Agee’s health benefits until July 2003. These benefits were expensed in the Company’s statement of operations during June 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agrees to provide consulting services to the Company for two years at no additional cost to the Company.

7.    Sweetwater Project

Since early 2000, the Company has been developing a nominal 11,500 barrel per day specialty product GTL plant, about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia, that the Company calls the Sweetwater plant. This site was selected after receiving a financial commitment from the Commonwealth of Australia. The plant is designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins, using a fixed tube reactor design, which produces a high yield of the desired products with high wax content. This plant design has lower scale-up risks that other reactor designs and includes additional refining equipment necessary to produce the targeted specialty products.

On September 30, 2002 the Company announced that its engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH had expired on August 30, 2002. On October 29, 2002, the Company announced that its Sweetwater project had been suspended. The Company had been working on financing the Sweetwater plant using non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with the Company's own equity contribution. The Company had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other sites, the Company had discussed the availability of financial sponsorship. However, the Company has evaluated the alternatives and determined that there was insufficient economic support to continue pursuing the plant at this time. In connection with the suspension of the project during the third quarter, the Company expensed $31 million of costs previously capitalized as property, plant and equipment in the balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant in Western Australia.

8.    Commitments and Contingencies

On September 30, 2002, a lawsuit was filed in the District Court for Tulsa County, Oklahoma against Syntroleum and Syntroleum Sweetwater Holdings Corp. ("SSHC"), a wholly owned subsidiary of Syntroleum, by Silvertip Project Partners, Inc., for itself and on behalf of Syntroleum Sweetwater Holdings. The petition claims that Silvertip is under contract to act as project manager of the Sweetwater Project and Syntroleum Sweetwater Holdings was a partnership between SSHC and Silvertip. The petition alleges breach of contract for failing to make required capital contributions. It also alleges intentional interference with alleged contracts relating to the financing of the project; alleges breach of the duties to Silvertip and the partnership; and alleges misrepresentations in connection with the project. The petition seeks unspecified damages in excess of $800 million. It also seeks declaratory judgment setting forth that, among other things, Silvertip is a 4% partner in the partnership, that SSHC is obligated to contribute $125 million for its interest in the partnership, that SSHC has failed to make the required contribution and that SSHC has improperly attempted to withdraw from the partnership. The petition also seeks to compel SSHC to assign its interest in the project to Silvertip's designee and to provide other relief as the court may deem just. Silvertip does not indicate the manner in which the alleged damages were calculated or support the calculation with any documentation.

Syntroleum has filed a Motion to Dismiss as well as an Answer and Counterclaim. The case will soon enter into the discovery stage. We vigorously deny the plaintiff's allegations and do not expect that the outcome of this matter will have a material adverse effect on our business or consolidated financial position.

The Company and its subsidiaries are involved in other lawsuits that have arisen in the ordinary course of its business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on the Company's business or consolidated financial position.

The Company cannot predict with certainty the outcome or effect of the litigation matter specifically described above or of any such other pending litigation. There can be no assurance that the Company's belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

9.    Subsequent Events

On October 29, 2002, the Company announced that it had reduced the number of employees in the Company by approximately 25%. As a result of these cost reduction measures, the Company currently expects that its cash outflows for 2003 will be approximately half of cash outflows for 2002. We expect to continue work on the DOE Catoosa Plant in 2003 and this will cause expenses in this area to increase. However, these costs are offset by outside funding by the DOE and Marathon. Our expectation for cash outflows for 2003 could change if we accelerate our development of a GTL plant project. During the fourth quarter we expect to record $888,000 of severance expense related to the Company's cost reduction measures. These payments will be fully paid by October of 2004.

10.    Footnotes Incorporated by Reference

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the SEC, and are incorporated herein by reference as follows:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2001 (including our audited financial statements and the accompanying notes).

Overview

We are incurring costs with respect to developing and commercializing the Syntroleum Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities or operation of gas-to-liquids plants.

Our Business

We are a developer and licensor of a proprietary process for converting natural gas or synthesis gas to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids, or GTL, technology. We sell licenses to use our GTL technology, known as the Syntroleum Process, for the production of fuels, and we plan to develop and own GTL plants based on the Syntroleum Process that produce refined fuels and specialty products. We anticipate that the Syntroleum Process will be an attractive solution in many cases for companies with natural gas reserves that are not economic to produce using traditional technology.

The Syntroleum Process produces synthetic liquid hydrocarbons, also known as synthetic crude oil, that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes. These products include:

•	premium, ultra-clean liquid fuels, such as synthetic diesel, kerosene, gasoline, naphtha, and fuel for fuel cells; and

•	specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

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

We have successfully demonstrated many elements and variations of the Syntroleum Process in pilot plant operations and laboratory tests, including our joint participation in a 70 barrel per day GTL demonstration plant with one of our licensees, ARCO (a subsidiary of BP), at ARCO’s Cherry Point refinery in Washington State. We are currently developing a project with the United States Department of Energy and Marathon Oil Company and have moved the Cherry Point demonstration plant to a site located at the Port of Catoosa near Tulsa, Oklahoma where it is the basis of a new 70 barrel per day stand alone synthetic fuels production demonstration facility.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from the following:

•	sales of real estate holdings owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation,

•	reimbursement for research and development activities associated with the Syntroleum Process, and

•	other sources, including rent generated by real estate holdings owned by SLH prior to the merger.

Because substantially all of our real estate portfolio has been sold, we expect to receive lower levels of revenues from these sources in future periods.

In the future, we expect to receive revenue relating to the Syntroleum Process from four principal sources:

•	licensing,

•	catalyst sales,

•	sales of products from or fees for the use of GTL plants in which we own an equity interest,

•	revenues from research and development activities carried out with industry partners, and

•	our interest in oil and gas producing properties.

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

Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment needs for these facilities. We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our operating expenses have also included costs of real estate sold and real estate operating expense. Our general and administrative expenses have increased substantially over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. We also expect to continue to incur pilot plant, engineering and research and development expenses as we continue to develop, improve, and commercialize our GTL technology.

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater project, and in an effort to conserve working capital, we plan to decrease our operating expenses compared to prior years while continuing to fund our most critical research and development and project development activities. We have reduced our number of employees by approximately 25%. As a result of these cost reduction measures, we currently expect our cash outflows for 2003 to be approximately half of our cash outflows for 2002. We expect to continue to work on the DOE Catoosa Plant in 2003 and this will cause expenses in this area to increase. However, these costs are offset by outside funding by the DOE and Marathon. Our expectation for cash outflows for 2003 could change if we accelerate our development of a GTL plant project.

If we are successful in developing a GTL plant in which we own an interest, we expect to incur significant expenses in connection with the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstock for this plant and operating expenses relating to the plant, including labor, supplies and maintenance, and product marketing costs. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract has been signed.

Results Of Operations

Overview

Our primary research and development projects during the first nine months of 2002 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Of the $20 million expenses for pilot plant, engineering and research and development during the first nine months of 2002, approximately $5 million directly related to the expansion of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on Syntroleum’s advanced moving bed technology. This unit, which is currently in start-up, will enable the Company to provide quality control for commercial catalyst manufacturing and project-specific engineering support. We expect that the costs of this project will continue to decline during the fourth quarter. We also spent $7 million related to the DOE Catoosa project and engineering related to licensee support. In addition, an aggregate of $8 million of expenses incurred during the first nine months of 2002 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants.

During January 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002 we signed a contract with the Department of Defense (DOD) to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. The terms of the contract call for Syntroleum to deliver a quantity of synthetic fuel for military evaluation and testing, perform the initial design of a flexible JP-8 pilot plant for the generation of synthetic fuel that can be fielded on mobile marine platforms and generate an initial concept for a modular mobile plant for land based operation.

We continued to work on our DOE Catoosa project during the first nine months of 2002. This project was announced during 2001 and during the third quarter of 2001 the DOE concluded an agreement with Integrated Concepts & Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which preliminary approval was announced by us in October 2000. We are the prime subcontractor for this project. Under the terms of the agreement, the DOE will fund $16 million of the project, and the other project participants will provide the remaining balance. In May 2002, we signed a Participation Agreement with Marathon Oil Company in connection with the ultra-clean fuels production and demonstration project. This agreement provides for the formation of an executive committee comprised of a majority of Company representatives, to govern the project, and requires Marathon to reimburse us for up to $5 million in project costs and $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $19 million secured promissory note between us and Marathon Oil. The promissory note will bear interest at a rate of 8% per year. We have the right to prepay the note up to May 31, 2003. Should we obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of bankruptcy of Syntroleum, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004. Under the program, Syntroleum’s Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. It is expected to become the basis for construction of a new GTL facility to produce up to approximately 70 barrels per day of Syntroleum ultra-clean diesel fuel and synthetic naphtha. Procurement and construction for the project is currently underway, with fuel deliveries expected to commence in early third quarter 2003. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Completion of the project is subject to continued congressional appropriation of project funds as well as our ability to attract the remaining necessary funds not provided by the DOE. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project.

During the third quarter of 2002 we continued to pursue our proposed integrated NGL/GTL (natural gas liquids/gas-to-liquids) project in the Talara Basin of Northwest Peru. Current activities are focused on continuing to secure definitive gas purchase or tolling agreements with regional producers that would allow us to move forward with the development of an initial stand-alone NGL plant. If such an arrangement were achieved, evaluation could proceed to determine whether to upgrade or replace an existing NGL plant. Completion of this project is subject to satisfaction of several conditions including negotiation of definitive gas purchase, gas supply or gas tolling agreements, engineering, procurement, and construction agreements, other site related operating agreements and financing.

We are continuing preparation to develop the offshore Peruvian oil and gas block designated as Z-1. Exploration and production rights to Block Z-1 were acquired by us in late 2001. Previous concession holders drilled six exploratory wells in the 1,155 square mile block, five of which discovered oil, natural gas and gas condensate. We believe that Syntroleum’s GTL technology can be the key to producing Block Z-1 economically by providing a means for monetizing the gas that would otherwise have to be reinjected in order to produce the anticipated reserves of oil and condensate. Gas production from Z-1 could supply either a stand-alone NGL plant or an integrated NGL/GTL plant in Northwest Peru. During the third quarter, inspections were completed for the two existing offshore platforms on Z-1 and the structures were found to be in satisfactory condition. We are moving our Z-1 data room from Houston to Tulsa and continuing discussions with potential partners in regards to joint exploitation of the oil and gas potential of the Z-1 Block. We believe that full-scale development of Z-1 Block, which includes production of oil, natural gas and gas condensate, could produce significant cash flow to us when fully developed, as well as gas supply to a GTL plant. The project will be subject to the risks of delay inherent in any large construction or development project.

We have signed two memoranda of understanding with Repsol-YPF Bolivia S.A. to jointly conduct pre-engineering assessment studies on developing two gas-to-liquids projects in the Republic of Bolivia. The first of two projects would be a 13,500 barrel per day plant to produce clean diesel to satisfy the local market. The second project would be a 90,000 barrel per day plant that would manufacture ultra-clean fuels and other products primarily for export. Syntroleum is applying for financial support for this project from the United States Trade and Development Agency. Both plants would use the Syntroleum Process for converting natural gas to synthetic fuels. If the studies determine that the projects will go forward, each party will determine their individual equity participation. Either party would have the right to sell down their respective equity interests or transfer interests between them as may be mutually agreed. We can give no assurance that either of these projects will go forward.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Joint Development Revenue.    Revenues from our joint research and development and pilot plant operations were $3,446,000 in the third quarter of 2002, up $3,323,000 from the third quarter of 2001 when they were $123,000. The increase was primarily due to increased reimbursement for engineering relating to our project with the DOE.

Real Estate Sales Revenue.    Revenues from the sale of real estate were $415,000 in the third quarter of 2002, down $2,511,000, from the third quarter of 2001 when they were $2,926,000. The decrease resulted from a smaller number of lot sales from our Houston real estate partnership during 2002 as compared to 2001. Real estate sales revenues should, in general, decrease in the future as our remaining real estate inventory is sold.

Cost of Real Estate.    The cost of real estate sold was $281,000 in the third quarter of 2002, down $395,000 from $676,000 in the third quarter of 2001. This decrease resulted from a smaller number of lot sales from our Houston real estate partnership during 2002 as compared to 2001.

Pilot Plant, Engineering and R&D Expense.    Expenses from pilot plant, engineering and research and development activities were $8,997,000 in the third quarter of 2002, up $3,272,000 from the third quarter of 2001 when these expenses were $5,725,000. The increase was primarily the result of the construction of our advanced reactor at our pilot plant facility and the continued engineering work on our DOE project.

Sweetwater Project.    Expenses related to the write-down of our Sweetwater project were $30,855,000 for the third quarter of 2002, up from $0 in the third quarter of 2001. This write-down was associated with our announcement of the suspension of work on the Sweetwater project and included costs previously capitalized as property, plant and equipment on the balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs.

General and Administrative Expense.    General and administrative expenses were $3,936,000 in the third quarter of 2002, down $528,000 from the third quarter of 2001 when these expenses were $4,464,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project.

Investment, Interest and Other Income.    Investment, interest and other income expense was $125,000 in the third quarter of 2002, down $831,000 from the third quarter of 2001 when this income was $706,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

Provision for Income Taxes.    Income tax expense was $18,000 in the third quarter of 2002 with no change from the third quarter of 2001. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the third quarter of 2002 and the third quarter of 2001 and did not recognize an income tax benefit for these losses.

Net Income (Loss).    In the third quarter of 2002, we experienced a loss of $40,325,000. The loss was $33,197,000 higher than in the third quarter of 2001 when we experienced a loss of $7,128,000. The increase in the loss is a result of the factors described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Joint Development Revenue.    Revenues from our joint research and development and pilot plant operations were $7,876,000 in the first nine months of 2002, up $7,004,000 from the first nine months of 2001 when they were $872,000. The increase was primarily due to increased reimbursement for engineering relating to our proposed project with the DOE.

Real Estate Sales Revenue.    Revenues from the sale of real estate were $1,295,000 in the first nine months of 2002, down $2,990,000 from the first nine months of 2001 when they were $4,285,000. The decrease resulted from fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001. Real estate sales revenues should continue to decrease in the future as our remaining real estate inventory is sold.

Cost of Real Estate.    The cost of real estate sold was $905,000 in the first nine months of 2002, down $427,000 from $1,332,000 in the first nine months of 2001. This decrease resulted from the fewer lot sales from our Houston real estate partnership during 2002 as compared to 2001.

Pilot Plant, Engineering and R&D Expense.    Expenses from pilot plant, engineering and research and development activities were $19,586,000 in the first nine months of 2002, up $3,791,000 from the first nine months of 2001 when these expenses were $15,795,000. The increase was primarily the result of the construction costs related to our advanced reactor and our DOE project offset by lower expenses associated with the design and engineering of the Sweetwater plant.

Sweetwater Project.    Expenses related to the write-down of our Sweetwater project were $30,855,000 for the first nine months of 2002 up from zero in the first nine months of 2001. This write-down was associated with our announcement of the suspension of work on the Sweetwater project and included costs previously capitalized as property, plant and equipment on the balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs.

General and Administrative Expense.    General and administrative expenses were $12,297,000 in the first nine months of 2002, down $1,038,000 from the first nine months of 2001 when these expenses were $13,335,000. The decrease is attributable primarily to decreased spending on outside consultants and decreased legal fees related to the Sweetwater Project offset by expenses related to former President and Chief Operating Officer Mark Agee’s separation agreement.

Investment, Interest and Other Income.    Investment, interest and other income was $500,000 in the first nine months of 2002, down $3,005,000 from the first nine months of 2001 when this income was $3,505,000. The decrease was primarily attributable to decreased interest income from lower cash balances, lower interest rates and a foreign currency loss of $55,000 in 2002 compared to a foreign currency gain of $273,000 in the first nine months of 2001.

Provision for Income Taxes.    Income tax expense was $94,000 in the first nine months of 2002, down from $457,000 in the first nine months of 2001. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first nine months of 2002 and the first nine months of 2001 and did not recognize an income tax benefit for these losses.

Net Income (Loss).    In the first nine months of 2002, we experienced a loss of $54,040,000. The loss was $31,784,000 higher than in the first nine months of 2001 when we experienced a loss of $22,256,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2002, we had $22,960,000 in cash and short-term investments and $6,702,000 in current liabilities. Our long-term debt as of September 30, 2002 was $1,351,000. This debt matures in 2025 and reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia. These funds are held in escrow and are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the discounted long-term debt amount has been recorded as a reduction in the costs of the related Sweetwater project. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines. Pending satisfaction of conditions relating to the financing, construction and completion of the Sweetwater plant, loan proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. As of September 30, 2002, we had $3,300,000 in accounts and notes receivable outstanding. We also had $17,479,000 in restricted investments as of September 30,2002 that were held in escrow representing proceeds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth and a $300,000 letter of credit guarantee for our Talara project. We are currently in discussions with the Commonwealth of Australia regarding the status of the project and the loan and license obligations.

Cash flows used in operations were $19,336,000 in the first nine months of 2002 compared to $25,534,000 during the first nine months of 2001. This decrease in cash flows used in operations was primarily the result of decreased disbursements relating to legal fees and research and development costs associated with the development of our Sweetwater plant, the streamlining of our research and development activities during 2002 offset by higher costs associated with our DOE Catoosa project.

Cash flows used in investment activities were $346,000 in the first nine months of 2002 compared to $3,364,000 in the first nine months of 2001. The decrease resulted primarily from decreased capitalized costs for our Sweetwater plant during 2002 and lower cost for computer equipment.

Cash flows used in financing activities were $1,141,000 in the first nine months of 2002 compared to $1,085,000 in the first nine months of 2001. The difference is primarily due to the loan to Kenneth Agee in the amount of $1,141,000 during the first nine months of 2002.

The following table sets forth our contractual obligations as of September 30, 2002:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,351	—	—	—	$1,351
Operating Leases	$7,017	$421	$1,088	$661	$4,847

Total Contractual Cash Obligations	$8,368

The following table sets forth our other commercial commitments as of September 30, 2002:

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

Total Commercial Commitments	$300

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process and to design and construct GTL plants. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others, debt (including debt which is convertible into our common or preferred stock) and equity financing. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. Definitive agreements with equity and debt participants in our capital projects are expected to include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

We have sought and intend to continue to temporarily invest our assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial and costly regulation that would have a material adverse effect on us.

Sweetwater Plant

Since early 2000, we have been developing a nominal 11,500 barrel per day specialty product GTL plant, about four kilometers from the North West Shelf liquid natural gas facility on the Burrup Peninsula of Western Australia, that we call the Sweetwater plant. This site was selected after receiving a financial commitment from the Commonwealth of Australia. The plant is designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins, using a fixed tube reactor design, which produces a high yield of the desired products with high wax content. This plant design has lower scale-up risks than other reactor designs and includes additional refining equipment necessary to produce the targeted specialty products.

On September 30, we announced that our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH had expired on August 30, 2002. On October 29, 2002, we announced that our Sweetwater project had been suspended. We had been working on financing the Sweetwater plant using non-recourse senior and subordinated debt at the project level, as well as equity financing from third parties, together with our own equity contribution. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, we have evaluated the alternatives and determined that there was insufficient economic support to continue pursuing the plant at this time. In connection with the suspension of the project we expensed $31 million of costs previously capitalized as property, plant and equipment in the balance sheet . This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant in Western Australia.

Real Estate and Other Asset Sales

As of September 30, 2002, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 127 lots known as the “Houston real estate partnership.” This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at September 30, 2002 of approximately $3 million. The Houston real estate partnership is being developed for commercial and residential use and ultimate sale. During the first nine months of 2002 we received $1.4 million from municipal utility district bond payments associated with cost recovery of site utilities associated with our Houston real estate partnership. These cost recoveries were used to adjust the book cost per lot.

Our other assets at September 30, 2002 included an investment in a privately held venture capital limited partnership, which had a carrying value of $134,000, and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

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

Currency Risk

We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency; accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the United States dollar for their functional currency. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

New Accounting Pronouncements

In July 2001, the FASB issued, Statement No. 143, “Accounting for Asset Retirement Obligations”, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of Statement No. 143 on our financial condition and results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 is effective from fiscal years beginning after December 31, 2002. We are currently assessing the impact of Statement No. 146 on our financial condition and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We had $22,960,000 in cash equivalents and short-term investments in the form of money market instruments as of September 30, 2002. We also hold restricted funds in the form of the funds currently held in our Australian escrow accounts. These funds earn interest at an annual rate of approximately 3.5% percent and are marked to market at the end of each reporting period. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States dollar and the Australian dollar.

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the total amount of U.S. $17,177,000 at September 30, 2002, and to long-term debt held in Australian dollars in the amount of U.S.$1,351,000 at September 30, 2002. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of 9%. We also have deferred revenue that is denominated in Australian dollars. This deferred revenue was U.S.$16,287,000 at September 30, 2002. These restricted funds, long-term debt and associated discount and deferred revenue are converted to United States dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

We do not have any purchased futures contracts or any derivative financial instruments.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 30, 2002, a lawsuit was filed in the District Court for Tulsa County, Oklahoma against us and Syntroleum Sweetwater Holdings Corp. ("SSHC"), a wholly owned subsidiary of ours, by Silvertip Project Partners, Inc., for itself and on behalf of Syntroleum Sweetwater Holdings. The petition claims that Silvertip is under contract to act as project manager of the Sweetwater Project and Syntroleum Sweetwater Holdings was a partnership between SSHC and Silvertip. The petition alleges breach of contract for failing to make required capital contributions. It also alleges intentional interference with alleged contracts relating to the financing of the project; alleges breach of the duties to Silvertip and the partnership; and alleges misrepresentations in connection with the project. The petition seeks unspecified damages in excess of $800 million. It also seeks declaratory judgment setting forth that, among other things, Silvertip is a 4% partner in the partnership, that SSHC is obligated to contribute $125 million for its interest in the partnership, that SSHC has failed to make the required contribution and that SSHC has improperly attempted to withdraw from the partnership. The petition also seeks to compel SSHC to assign its interest in the project to Silvertip's designee and to provide other relief as the court may deem just. Silvertip does not indicate the manner in which the alleged damages were calculated or support the calculation with any documentation.

We have filed a Motion to Dismiss as well as an Answer and Counterclaim. The case will soon enter into the discovery stage. We vigorously deny the plaintiff's allegations and do not expect that the outcome of this matter will have a material adverse effect on our business or consolidated financial position.

We and our subsidiaries are involved in other lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

We cannot predict with certainty the outcome or effect of the litigation matter specifically described above or of any such other pending litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management's current estimates.

Item 2.    Changes in Securities and Use of Proceeds.

Our Registration Statement on Form S-3 (Registration No. 333-32968), as amended (the “Registration Statement”), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000 was declared effective by the Securities and Exchange Commission on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, which resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters’ over-allotment option.

The net proceeds from the offering were approximately $92 million. To date, we have used approximately $70 million in such net proceeds for the development of our Sweetwater project, purchase of catalyst material and operating expenses. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

On September 17, 2002, the Company announced that John B. Holmes, Jr. would join the Company as its new President and Chief Operating Officer, effective October 1, 2002. Mr. Holmes will assume the role of President from Kenneth Agee, who remains Syntroleum’s Chairman and Chief Executive Officer.

In addition the Company announced the appointments of:

•	Kenneth R. Roberts as Vice President, Finance, Planning and Administration and Chief Financial Officer;

•	Carla S. Covey as Vice President, Finance and Corporate Controller;

•	David Hardwicke as Vice President, General Counsel and Corporate Secretary; and

•	Jeffrey M. Bigger as Vice President, Engineering.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  On July 23, 2002, we filed a Current Report of Form 8-K dated July 16, 2002 regarding the dismissal of our independent auditors, Arthur Andersen LLP, and the appointment of Grant Thornton LLP to serve as our independent auditors for the fiscal year ending December 31, 2002.

On August 14, 2002 we filed a Current Report of Form 8-K dated August 14, 2002, (information furnished not filed) announcing certifications of our financial statements by our Chief Executive Officer and Chief Financial Officer related to our Quarterly Report of Form 10-Q for the quarter ended June 30, 2002 had been submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in correspondence to the Securities and Exchange Commission accompanying the Form 10-Q.

        Exhibits

10.1	John B. Holmes, Jr., Employment Agreement

10.2	John B. Holmes, Jr., Indemnification Agreement

10.3	Kenneth R. Roberts, Employment Agreement

10.4	Kenneth R. Roberts, Indemnification Agreement

10.5	David Hardwicke, Employment Agreement

10.6	David Hardwicke, Indemnification Agreement

10.7	Jeffrey M. Bigger, Employment Agreement

10.8	Jeffrey M. Bigger, Indemnification Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: November 14, 2002	By:	/s/ Kenneth L . Agee
Kenneth L. Agee Chairman and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Kenneth R. Roberts
Kenneth R. Roberts Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Kenneth L. Agee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Syntroleum Corporation, a Delaware corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial

data	and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Kenneth L. Agee
Kenneth L. Agee Chairman and Chief Executive Officer

CERTIFICATION

I, Kenneth R. Roberts, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Syntroleum Corporation, a Delaware corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

b)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who

have	a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Kenneth R. Roberts
Kenneth R. Roberts Vice President and Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

10.1	John B. Holmes, Jr., Employment Agreement

10.2	John B. Holmes, Jr., Indemnification Agreement

10.3	Kenneth R. Roberts, Employment Agreement

10.4	Kenneth R. Roberts, Indemnification Agreement

10.5	David Hardwicke, Employment Agreement

10.6	David Hardwicke, Indemnification Agreement

10.7	Jeffrey M. Bigger, Employment Agreement

10.8	Jeffrey M. Bigger, Indemnification Agreement