Form 10-K
period 2002-12-31
SYNTROLEUM CORP
filed 2003-03-31
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

☐    TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Common Stock, par value $.01 per share

and

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act    YES  ☐    NO  ☒

At June 28, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $81,661,677 million based on the closing price of such stock on such date of $2.88 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10% stockholders are its affiliates).

At March 3, 2003, the number of outstanding shares of the registrant’s common stock was 33,760,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002 for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (GTL) plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our 2000 public offering of common stock, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include risks that the cost of designing, constructing and operating commercial-scale GTL plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, GTL plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for GTL plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain necessary financing and other risks described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (GTL) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “ the Syntroleum Process,” to others for the production of fuels. We anticipate that the Syntroleum Process will be an attractive solution in many instances where there are natural gas reserves, including flared gas, that are not economic to produce using traditional technology. We intend to pursue short-term cash flow with prospects for gas monetization projects. These projects may initially involve gas field development in concert with conventional cryogenic gas processing technologies and, later, evolve into integrated projects that would encompass GTL activities. These activities would allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

The Syntroleum Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes, including a proprietary process we developed called the Synfining Process. These products include:

•	Ultra-clean liquid fuels for use in internal combustion engines, jet/turbine engines and fuel cells; and

•	Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

We believe the key advantages of our technology over traditional technologies are (1) the use of air in the conversion process, which is inherently safer than the requirement for pure oxygen in other GTL technologies and (2) the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce capital and operating costs of GTL plants based on the Syntroleum Process and permit smaller plant sizes, including mobile plants that could be mounted on barges and ocean-going vessels. Based on demonstrated research, we believe the Syntroleum Process can be economically applied in GTL plants with throughput levels from less than 10,000 to over 100,000 barrels per day (b/d). We believe the advantages afforded by the Syntroleum Process together with the large worldwide resource base of stranded natural gas and underutilized coal reserves provide significant market opportunities for the use of this technology by our company and our licensees in the development of commercial GTL plants. While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we have successfully demonstrated numerous elements and variations of the Syntroleum Process in demonstration plant operations and laboratory tests.

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have active projects under development with current licensees Ivanhoe Energy, Inc. (Ivanhoe Energy), Marathon Oil Company (Marathon) and Repsol-YPF, S.A. (Repsol-YPF). Additionally, we have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd. as a preferred engineering provider.

Business Strategy

Our objective is to monetize stranded hydrocarbon resources by utilizing the Syntroleum Process and other process technologies. Our business strategy to achieve this objective involves the following key elements:

Participate in Gas Development Projects. We intend to establish equity participation in projects involving monetization of stranded natural gas and coal assets and associated activities. We are actively pursuing such projects in Australia, Bolivia, Cameroon, Peru and the Russian Federation. Under this strategy, we will provide our gas-to-liquids and related technologies to partner with companies that have remote and/or stranded resources that can be economically monetized with our technology. Such projects may involve conventional gas processing and/or gas-to-liquids activities.

Develop and Own GTL and Other Gas Processing Plants. We intend to develop projects and own significant equity interests in joint ventures with our licensees and other energy-industry and financial partners that will develop and own GTL and other gas processing plants for the production of fuels and specialty products. We are actively pursuing development of GTL and/or other gas processing plants in several locations, where we expect to own significant equity interests, including potential projects in Australia, Bolivia, Cameroon, Peru and the Russian Federation.

License the Syntroleum Process. We intend to work with our existing licensees to develop new GTL plants and to continue selling licenses to use the Syntroleum Process and the Synfining Process. We believe that our research and development capabilities combined with our extensive pilot plant testing facilities provide advantages over competing and alternative technologies. We also believe these advantages enable us to attract new licensees, maintain strong relationships with existing licensees and gain project participation opportunities for us.

Expand and Develop Product Markets. We intend to continue developing markets for our synthetic fuels and specialty products in order to promote construction of GTL plants by our licensees, and to establish markets for GTL products from plants developed and owned by us. We believe that our technology can provide economic and environmentally superior transportation fuels, including diesel and JP-5/JP-8 jet fuels. We also believe that availability of these fuels will foster the development and economic application of fuel cells and other clean combustion technologies.

The Syntroleum Process

The Syntroleum Process involves two catalytic reactions: (1) conversion of natural gas into synthesis gas in our proprietary flameless autothermal reformer; and (2) conversion of the synthesis gas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:

Step 1

Conversion of Natural Gas to Synthesis Gas

Natural Gas	Air	Steam		Synthesis Gas (diluted with Nitrogen)			Water
CH4 +	O2 + N2	+ H2O	Catalyst →	CO +	H2 +	N2 +	H2O

Step 2

Fischer—Tropsch Synthesis

Synthesis Gas (diluted with Nitrogen)						Water
H2 +	CO +	N2	Catalyst →	CnH(2n+2) +	N2 +	H2O

In the Syntroleum Process, the source of oxygen in the first reaction is air. This results in dilution of the Synthesis gas with nitrogen. Competitive processes typically use nearly pure oxygen in generation of the synthesis gas and, instead of being diluted with nitrogen, are typically diluted with recycle gas. Our slightly higher level of dilution results in reactors that are slightly larger than reactors in competitive processes because reactor volume is primarily a function of the volume of reactor internals for heat removal, synthesis gas volume, diluent volume, and catalyst volume. Although the difference in reactor sizes increases the overall plant cost slightly, this cost is offset by eliminating the need for an oxygen plant. Furthermore, the elimination of pure oxygen from a Fischer-Tropsch plant, which always has hydrocarbons present, results in an inherently safer process.

The flameless autothermal reformer in the Syntroleum Process is similar to units used for over 30 years in the ammonia industry. This reformer was operated successfully for over 6,500 hours at a 70-b/d demonstration facility with one of our licensees, ARCO, at its Cherry Point refinery in Washington. It has also been operating since 1995 as the sole source of synthesis gas for our pilot and demonstration facility in Tulsa, Oklahoma. The nitrogen in the gas entering the autothermal reformer passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. These trace contaminants may be removed from the process stream and are not incorporated into the finished products in significant quantities.

Although our proprietary cobalt-based Fischer-Tropsch catalyst was originally developed for use with synthesis gas produced from natural gas, it is capable of functioning with synthesis gas produced from other sources, such as coal or petroleum coke. In order to efficiently utilize coal or petroleum coke, these feedstocks are converted into synthesis gas using a gasifier, and then the ratio of hydrogen to carbon monoxide in the synthesis gas may be adjusted using a water gas shift reactor.

We have also developed refining technology – the Synfining Process – for conversion of the Fischer-Tropsch products into a variety of products including diesel fuels, jet fuels, lubricants, and other materials. The high purity and highly paraffinic, or waxey, nature of the Fischer-Tropsch products generally require lower temperature processing conditions than conventional petroleum derived feedstocks to obtain high yields of the desired products. This refining technology has been used to produce fuels for testing by automobile manufacturers in the U.S. and Japan as well as the U.S. Department of Defense. This refining technology is available for license to our Syntroleum Process licensees and others.

Our goal in developing the Syntroleum Process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications. We are also working closely with a number of qualified catalyst vendors to reduce the manufacturing cost for our proprietary Fischer-Tropsch catalyst.

Although we believe that the Syntroleum Process can be utilized in commercial-scale GTL plants, there can be no assurance that commercial-scale GTL plants based on the Syntroleum Process will be successfully constructed and operated or that these plants will yield the same economics and results as those demonstrated on a laboratory, pilot plant and demonstration plant basis. In addition, improvements to the Syntroleum Process currently under development may not prove to be commercially applicable. See “Risk Factors–Risks Relating to Our Technology.”

Syntroleum Advantage

We believe that the Syntroleum Process and the Synfining Process will be an attractive solution for companies that are unable to economically produce their natural gas reserves using traditional methods. We believe that the Syntroleum Process will enable owners of stranded natural gas to monetize a significant portion of these resources by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:

•	produced substantially free of contaminants normally found in fuels and specialty products made from crude oil;

•	used as blending stock to upgrade conventional fuels and specialty products made from crude oil;

•	used unblended in traditional internal combustion engines to reduce emissions;

•	used in advanced internal combustion engines and fuel-cells that require sulfur-free fuels; and

•	transported through existing distribution infrastructures for crude oil and refined products.

Resource Base

Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil, natural gas and coal. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Under Securities and Exchange Commission regulations, proven coal reserves are the reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape depth and mineral content of reserves are well-established. We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the gas and coal resource base. We have not independently verified this information. Accordingly, we cannot assure you as to the existence or recoverability of the estimates of identified reserves of oil, natural gas and coal set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas and coal into amounts of synthetic crude oil assume that all of the referenced natural gas and coal could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas and coal, the composition of the natural gas and coal and process conditions selected for the plant, and this variance may be material.

The following table presents the 2001 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region:

Natural Gas

2001 Worldwide Natural Gas Reserves, Consumption and Reserve Life

Region	Reserves	Consumption	Reserve Life
	(TCF)	(TCF)	(years)
Central and South America	253.0	3.2	76.4
Africa and the Middle East	2,369.4	8.7	258.5
Asia	433.3	10.2	35.8
Europe	171.7	16.2	11.4
North America	266.7	27.0	9.6
Russia and other former Soviet Union regions	1,982.6	19.3	103.8
Total	5,476.7	84.6	62.7

Source: Information derived from BP Statistical Review of World Energy 2002.

World natural gas reserves have increased in recent years. Identified gas reserves in 1991 were estimated to be approximately 4,378 trillion cubic feet, according to the BP statistical Review of World Energy 2002. However, by 2001, natural gas reserves were estimated to be approximately 5,477 TCF. This increase occurred while the demand for natural gas increased 20% over the same time period.

The Oil and Gas Journal has estimated that of the world’s identified natural gas reserves, approximately 60% or the equivalent of more than 300 billion barrels of synthetic crude oil currently have no economic market.

The term “stranded gas” generally refers to gas existing in reservoirs that have been discovered but no economic market can be found for the production, or production would be too prolific for the limited markets available. Typically this low value gas is managed by either not producing it, flaring, venting, or re-injecting it into the geologic formation from which it is produced.

We believe that energy companies with stranded natural gas reserves will be able to cost-effectively use our GTL technology to produce fuels that can be sold in well-developed global markets. As a result, we believe these companies would be able to generate a return on these already discovered reserves, which are currently undeveloped.

Coal

In addition to enabling monetization of stranded natural gas, our GTL technology can be applied to coal. According to BP Statistical Review of World Energy 2002, in 2001 identified world coal reserves were approximately 984,453 million tons. Much of these reserves are difficult and expensive to utilize because of environmental concerns. By applying the Syntroleum Process, these underused resources could be converted to ultra-clean transportation fuels, thus providing a new source of clean energy and lessening dependence on oil from politically unstable regions.

Market Demand

We believe significant market potential exists for the Syntroleum Process and its products because of steadily increasing demand for transportation fuels, the anticipated increased demand for ultra-clean fuels for both internal combustion engines and fuel cells, and the existing demand for high-quality specialty products—underpinned by the vast amounts of stranded natural gas worldwide.

We expect demand for products created via the Syntroleum Process to result from:

The Large Market for Transportation Fuels. According to the Energy Information Administration (EIA), diesel fuel demand is estimated to be growing at a faster rate than the total demand for refined products, due to superior fuel efficiency of the diesel engine. We believe that a significant portion of the demand growth for transportation fuels can be satisfied through the conversion of natural gas into ultra-clean Syntroleum fuels.

Increasing Demand for Ultra-Clean Fuels. Market demand for ultra-clean fuels is increasing due to more stringent environmental standards in most of the world’s industrialized countries and the need for vehicle manufacturers to respond to the challenge of producing fuel-efficient engines that meet these standards. The burden of producing cleaner fuels from conventional crude oil is expected to substantially increase refining costs. We believe these factors will promote the creation of markets for premium, ultra-clean fuels produced by the Syntroleum Process. In addition, we believe that fuels produced by the Syntroleum Process either alone or blended with conventional fuels, can be used in existing and new generation diesel engines on a cost-effective basis to meet or exceed current and scheduled fuel specifications and emissions standards.

Increasingly Restrictive Environmental Legislation. Key domestic and international environmental regulations and initiatives that affect the demand for ultra-clean fuels include the Clean Air Act of 1970, which establishes specific responsibilities for government and private industry to reduce emissions from vehicles, factories and other pollution sources. In December 1999, the EPA issued rules mandating that sulfur levels in highway diesel fuel be lowered from the current level of 500 parts per million (ppm) to 15 ppm beginning in 2006. The burden placed on the petroleum refining and automobile industries to meet these new gasoline and diesel sulfur levels is significant.

The European Union is also seeking sharp reductions in engine emissions. Sulfur content from the current 350 ppm to below 50 ppm is currently mandated for diesel fuel by 2005. In addition, the Commission of the European Communities has issued a proposal which, if adopted, would require diesel fuel with a maximum sulfur content of 10 parts per million to be made available on a broad geographic basis within each member state of the European Union by January 1, 2005. The proposal would require all diesel fuel to have a maximum sulfur content of 10 parts per million by 2011.

We believe that fuels produced by the Syntroleum Process are positioned to take advantage of the demand for ultra-clean fuels that we expect will develop as a result of these stringent emission standards. Fuels produced by the Syntroleum Process are substantially free of contaminants – sulfur, aromatics and heavy metals – and demonstrate high operating efficiency. As a result, we believe that fuels produced by the Syntroleum Process, either alone or blended with conventional fuels, can be cost-effectively used to meet scheduled fuel specifications.

Increasing Demand for Fuel Cells. Fuel cells combine hydrogen – which can be derived from natural gas, propane, methanol, gasoline or diesel – with oxygen from the air to produce electric power without combustion. Fuel cell systems have advantages over conventional power systems, which include low or no pollution, higher fuel efficiency, greater flexibility in installation and operation, quiet operation, low vibration and potentially lower maintenance and capital costs. Fuel cells are being developed to support a variety of markets, including transportation and continuous stationary (residential and commercial) power.

We believe that fuels produced by the Syntroleum Process have the potential to become preferable fuel cell fuels and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of contaminants from fuels produced by the Syntroleum Process allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of fuel-cell components can be reduced. Because fuels produced by the Syntroleum Process have almost twice the hydrogen content of other liquid fuels, including methanol, fuels produced by the Syntroleum Process enable greater utility and wider application of fuel-cell power for vehicles. We also believe that fuels produced by the Syntroleum Process have lower toxicity and similar solubility compared to conventional fuels, and can be distributed via existing conventional fuel distribution infrastructure.

Existing Market for High-Quality Specialty Products. Synthetic crude oil produced by the Syntroleum Process can be further refined into specialty products using conventional refining processes that can be simplified to take advantage of the ultra-clean nature of the synthetic feedstock. We retain the exclusive right to manufacture these products using the Syntroleum Process under our license agreements and intend to develop and own significant equity interests in GTL plants designed to produce these specialty products. We believe that specialty products produced by the Syntroleum Process have environmental and performance characteristics that are superior to comparable conventional crude oil products.

Sales and Marketing

We intend to maintain an active marketing and sales effort to promote the Syntroleum Process through several channels, working to further develop current projects as well as to look for additional project opportunities. We also intend to continue efforts to establish brand recognition for “Syntroleum,” which is a registered trademark and service mark in the United States, with applications pending in various foreign countries.

Licensing Arrangements

Under three different licensing programs that include pre-paid deposits, a licensee receives pricing terms for future project site licenses and secures (1) the right to use the Syntroleum Process, (2) the right to acquire catalysts from us for which we charge a fixed mark-up over our cost and (3) the right to future improvements in our GTL technology. Current licensees with active projects include Ivanhoe Energy, Marathon, the Commonwealth of Australia and Repsol-YPF. We intend to continue to market the Syntroleum Process for license primarily to companies with significant stranded natural gas reserves.

As part of our network model for improving our GTL technology, we generally acquire a royalty-free, non-exclusive license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also generally acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we acquire from other licensees. Our license agreements may be terminated by the licensee, with or without cause, upon 90 days’ notice to us. For a further discussion of our license agreements and license fees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operating Revenues-License Revenues” in Item 7 of this Annual Report on Form 10-K.

Projects

We have made significant progress towards commercializing the Syntroleum Process; however we can provide no assurance that GTL plants will be constructed using this technology, that financing will be attained for projects being developed by us and others, that the design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful, or that these plants will be constructed or utilized on a cost-effective basis. See “Risk Factors.”

Commercial Projects

Sweetwater Project. In 2000, we began development of a nominal 11,500 b/d specialty product GTL plant on the Burrup Peninsula of Western Australia, which we refer to as the Sweetwater Project. The plant was designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins, using a fixed tube reactor design to produce a high yield of the desired products with high wax content. Tessag Industrie Anlagen GmbH provided engineering for the plant. We worked during 2001-02 to secure project-level financing for the Sweetwater Project, including both debt and equity financing from third parties together with our own equity contribution. Financing efforts were unsuccessful, and we concluded there was insufficient support to continue pursuit of the project under economic conditions at the time. Subsequent to expiration of the engineering, procurement and construction contract with Tessag on August 30, 2002, we announced the suspension of the Sweetwater project on October 29, 2002. As a result, we expensed approximately $31 million of Sweetwater Project costs in the third quarter of 2002, which had been capitalized as property and equipment in our consolidated balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the Sweetwater plant.

APEL/VPLP Project. We have entered into a letter of intent with Australian Power & Energy Limited (APEL) to form a joint venture to participate in the Victorian Power and Liquids Project (VPLP) that is planned for the co-production of power and hydrocarbon liquids from brown coal in the Latrobe Valley in the State of Victoria. The Latrobe Valley brown coal seams are thick and close to the surface. This joint-venture transaction contemplates that APEL will contribute certain of its licenses to explore for natural resources, including brown coal, in the Latrobe Valley. We will contribute a license for our proprietary GTL technology, taking a 20% interest in the VPLP joint venture and an undivided 20% interest in the coal resources associated with the VPLP. Initial phase of development calls for a 52,000 b/d GTL plant, which could produce 350 million barrels of synthetic fuels over 20 years. The project incorporates subsurface injection of CO2, called CO2 geo-sequestration. Before the VPLP can commence operations, environmental and other regulatory permits must be obtained; and there is need for enabling legislation at both state and federal levels in the CO2 geo-sequestration area. Formation of the joint venture is subject to negotiation and execution of definitive agreements by APEL and us. The obligations of APEL and us to negotiate under the letter of intent will expire on December 31, 2003, unless APEL and us agree to an extension. No assurance can be given that the joint venture will be formed or commence actual business operations.

Peru. We are continuing preparations for development of the 1,155 square mile offshore Peruvian oil and gas block designated as Block Z-1. We acquired exploration and production rights to Block Z-1 in late 2001. Previous concession holders have drilled six exploratory wells on the block, five of which discovered oil, natural gas and gas condensate. We believe our GTL technology can be the key to producing Block Z-1 economically by providing means for monetizing gas that would otherwise have to be re-injected at considerable expense in order to produce the anticipated reserves of oil and condensate. We believe that gas production resulting from Block Z-1 development could supply feed for an integrated NGL/GTL facility in Northwest Peru.

Our activities related to Block Z-1 during 2002 included completing inspections of the two existing offshore platforms on the block and finding the structures to be sound and usable for development efforts. We also contracted with William Cobb & Associates in Dallas for further evaluations of the existing geologic data on the block. Their analysis provided additional information supporting the continued pursuit of the development of the block. We believe that development of Block Z-1, inclusive of oil, natural gas and gas condensate production, as well as NGL/GTL activities, could produce significant cash flow for us when fully developed. No assurance can be given that this project will go forward.

Early plans for Peruvian project development included the possibility of assuming operating responsibilities for an existing NGL plant owned by EEPSA, a local power company near Talara, Peru. Satisfactory arrangements were not concluded with EEPSA, however, and we are no longer pursuing this additional avenue for development of a project outside of Block Z-1.

Bolivia. We have signed two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia. The first project would be a 13,000 b/d plant in central Bolivia to produce clean diesel for the local market. The second project would be a 90,000 b/d plant, located in southern Bolivia near the border with Argentina, that would produce ultra-clean fuels and other products primarily for export. The assessment study for the smaller plant, which would be located in central Bolivia near the gas production, is near completion. The larger plant would be located in Tarija, on the northern border of Argentina. Both plants would use the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. If the projects go forward upon completion of the assessment studies, Repsol-YPF and us will determine our individual equity participation. Either Repsol-YPF or us would have the right to sell down its respective equity interests or transfer interests between ourselves, as may be mutually agreed. The memorandum of understanding with respect to the larger plant will expire in October 2003, or earlier if we and Repsol-YPF either agree to proceed with the project or abandon the project. The memorandum of understanding with respect to the smaller plant expired on February 26, 2003 and we are currently working with Repsol-YPF to extend this agreement. There can be no assurance that either of these projects will go forward.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields and has reserves to support multiple gas-to-liquids projects. Qatar’s Energy Minister recently announced his goal of Qatar becoming the GTL capital of the world. Ivanhoe Energy and Marathon, both licensees of ours, currently have development plans underway for building large commercial plants for gas-to-liquids in Qatar.

Cameroon. During a round of bidding held by the Republic of Cameroon in mid-2002, we submitted a work program together with EurOil Ltd. (EurOil) based on GTL and won the right to negotiate a production-sharing license for the production and monetization of gas from offshore acreage designated Block MLHP-4. EurOil won the right to negotiate the plan of development by demonstrating that their proposal would contain GTL technology. We and EurOil subsequently signed a 50/50 joint participation agreement that, if negotiations with the Government of Cameroon are successful, calls for assessment, development and production of natural gas and condensate in the Sanaga Sud field, which lies within Block MLHP-4.

The Sanaga Sud field lies in offshore Block MLHP-4 at the southern end of Cameroon near the border with Equatorial Guinea, in shallow water less than 20 meters deep. The nearest population center is the city of Kribi, approximately 20 kilometers to the southeast near the end of the Chad-Cameroon oil pipeline that is now under construction. The gas in this field contains modest amounts of NGLs that, if stripped and marketed, could provide early cash flow for the project. No assurance can be given that the project will go forward.

Russian Federation. In March 2003, we announced agreements with Yakutgazprom, Evenkiya, OAO Gazprom/VNIIGAZ organizations within the Russian Federation. The agreements call for us to work with the respective organizations to formalize joint ventures to monetize large reserves of currently stranded gas within the Russian Federation. These joint ventures range from conventional gas processing activities to strip and market natural gas liquids from associated gas in this field produced from several oilfields, to construction of gas-to-liquids plants to convert remote gas assets into marketable synthetic fuels. These agreements generally begin to expire in March of 2004 should joint venture agreements not be formalized prior to this time.

Demonstration and Scale-Up Projects

Cherry Point Project. We jointly participated with ARCO in a 70 b/d GTL demonstration plant located at ARCO’s Cherry Point refinery in Washington State. The plant was put on stream in July 1999 and operated successfully until July 2000, when it was shut down at the completion of testing. ARCO funded the construction and operation of this plant under our joint development agreement. Plant operations met or exceeded expectations and successfully demonstrated key aspects of our proprietary autothermal reformer, moving bed reactor designs and related catalyst performance. This plant was disassembled and moved to Tulsa, Oklahoma where it is being reassembled as part of the ultra-clean fuels project with the Department of Energy,(DOE), discussed below. The data and experience generated from this plant’s operations will be useful in our efforts to apply reactor designs on a commercial basis, both for fuels and specialty products. We are currently conducting engineering studies with others for commercial-scale plants using these reactor designs.

DOE Catoosa Project. During 2002 we made continued progress on the DOE GTL Ultra-Clean Fuels Production and Demonstration Project, (the DOE Catoosa project) which was first announced in October 2000. An agreement between DOE and Integrated Concepts & Research Corporation (ICRC) was subsequently announced in July 2001 whereby DOE would provide funding to a team of companies for the project, with Syntroleum as a subcontractor to ICRC. Under the agreement, DOE is to fund $16 million for the entire fuels project, with the other project participants (principally Marathon and us) funding the remaining costs. The project that will be located at the Port of Catoosa in Tulsa, Oklahoma. The project is currently under construction with completion scheduled for third quarter 2003.

Under the DOE Catoosa project program, our Cherry Point GTL facility has been disassembled and relocated from Washington State to a site located at the Port of Catoosa. This plant provides the basis for construction of a new de-bottlenecked and expanded GTL facility expected to produce approximately 70 b/d of our synthetic fuels. Engineering, procurement and construction for the project is being provided by Mustang Engineering of Tampa, Florida. Procurement and construction are currently underway, with fuel deliveries expected to commence in the third quarter of 2003. Fuels from this facility are expected to be tested in bus and vehicle fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. They are also expected to be tested by other project participants in advanced power train and emission control technologies. Construction of this project, which commenced with groundbreaking on August 20, 2002, will be subject to the risks of delay inherent in any large construction project.

DOD Project. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under Department of Defense (DOD) Appropriation Bill, 2002. In September 2002, we contracted with the DOD to participate in the program. We will receive $2.3 million under the terms of the contract for providing design for a marine-based fuel-production plant, using our GTL technology and for providing 18 drums of fuel. We invoiced $731,000 of this amount during 2002 and will invoice the remaining amount during 2003. We are currently working with the DOD and the engineering firm AMEC, developing and evaluating options for the integration of the Syntroleum Process onto a barge, together with the required utility systems. Design work is expected to be completed by the end of 2003. The contract also requires us to provide quantities of synthetic JP-8 fuel for testing in military diesel and turbine engine applications. Using our Synfining technology, test quantities of synthetic JP-8 were manufactured during 2002 and delivered to the U.S. Army Tank-Automotive and Armaments Command (TACOM) for performance testing.

Japanese Testing. In addition to providing fuels for the DOD program, we manufactured and supplied synthetic diesel fuel to the Japanese Automotive Research Institute. These fuels will be used for performance and emission testing for a consortium of Japanese automobile manufacturers.

Commercial Barge-Mounted Facilities. Parallel with the DOD program, we are pursuing stranded gas development opportunities by initiating conceptual designs for a simplified commercial barge-mounted GTL facility that would require estimated capital costs of less than $300 million. We believe that our air-based system provides unique advantages in the offshore environment in terms of cost, safety and operability. The conceptual design work is expected to be completed mid-2003.

Research and Development

Our ongoing strategy includes continuing to lower GTL capital and operating costs through research and development. Our expenditures for research and development and pilot plant activities totaled approximately $12.6 million in 2000, $16.2 million in 2001 and $28.2 million in 2002. The 2003 budget for these activities is $32.5 million with $26.3 million being funded by the DOE and Marathon for the Catoosa Project. The ongoing research and development efforts will focus primarily on commercialization of the technology we previously have developed.

We currently lease a 4,500 square-foot laboratory and own a 16,500 square-foot laboratory facility located on approximately 95 acres in Tulsa, Oklahoma. These facilities house laboratory-scale testing of the Fischer-Tropsch process, laboratory and pilot-scale testing of refining technologies, and American Society for Testing and Materials (ASTM), and proprietary product and catalyst characterization tests. We also have arrangements with a number of universities and companies for a full range of state-of-the-art catalyst evaluation.

We recently completed construction and start-up of our new 3 b/d advanced slurry reactor process demonstration facility, which was integrated into our existing pilot plant facilities. Synthesis gas production at the facility was increased by 50% in order to provide feed for the new reactor system. The new plant will demonstrate process performance and conduct parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. The system will also allow for testing and qualification of commercial-sized batches of Fischer-Tropsch catalysts.

Research and development continues to lead to new Syntroleum patents. We have recently been granted a new patent for using multiple sources of synthesis gas with our Fischer-Tropsch technology. This new patent, together with our patents on the use of cobalt-based Fischer-Tropsch catalysts with an air-blown synthesis gas process (U.S. Patent 6,169,120, U.S. Patent 6,201,030, U.S. Patent 6,239,184, U.S. Patent 6,344,491) and other patent licenses, gives us and our licensees a firm foundation on which to practice GTL technology based on the Syntroleum Process.

Intellectual Property

Our success depends on our ability to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the valid and enforceable intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success and we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We pursue protection of the Syntroleum Process primarily through patents and trade secrets. It is our policy to seek, when appropriate, protection for our proprietary products and processes by filing patent applications in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, commercialization of our GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our GTL technology infringes the proprietary rights of any third party. However, we can provide no assurance can be given that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

We currently own, or have licensed rights to more than 96 patents or patent applications pending in the United States and various foreign countries that relate, generally to one or more embodiments of the Syntroleum Process.

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

As part of our intellectual property program we have reviewed the large amount of Fischer-Tropsch patents and prior art literature. In conjunction with outside patent counsel, our technical staff and management have reviewed thousands of existing patents with respect to our own proprietary position and for patent clearance related to specific projects. Together with licensees, we have spent more than $2.0 million to establish a strong patent position; and we do not believe our technology infringes on the valid enforceable patents of others. As a result of these efforts, we are able to provide easy access to this literature for the entire industry through our website, www.fischer-tropsch.org. This growing site now includes over 5,800 patents, 6,000 literature documents, and 850 government reports. Recently we have had as many as 10,000 users and 60,000 hits per month from all parts of the world.

In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50% of the license fees received. Our indemnification and support obligations could result in substantial expenses and liabilities to us. These expenses or liabilities could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—Risks Relating to Our Technology.”

Employees

As of March 26, 2003, we had 94 employees, none of which are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

Government Regulation

We are subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety. Additionally, our GTL plants will be subject to environmental, health and safety laws and regulations of any foreign countries in which these plants are located. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third-party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal “Superfund” law and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent waste offsite for disposal and current owners and operators of property. Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL plants. GTL plants will generally be required to obtain permits under applicable state and federal clean air and water laws; and various permits for industrial siting and construction. Emissions from a GTL plant, primarily from the gas turbine, will contain nitrous oxides and may require abatement equipment to be installed in order to meet state and federal permit requirements. Additionally, GTL plants will be required to adhere to state and federal laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations, and containing or remediating contamination. In the future we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We do not currently carry environmental impairment liability insurance to protect us against these contingencies but may, in the future, seek to obtain insurance in connection with our participation in the construction and operation of GTL plants, if coverage is available at reasonable cost and without unreasonably broad exclusions.

Our subsidiary, Scout Development Corporation (Scout), which owns our real estate assets, is subject to several U.S. environmental laws, including the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Toxic Substances Control Act. Scout is also subject to U.S. environmental regulations promulgated under these acts, as well as state and local environmental regulations that have their foundation in the foregoing United States environmental laws. As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate, as well as previously owned real estate. However, no such claims are presently pending. Scout has not suffered and does not anticipate that it will suffer a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of noncompliance with such environmental laws and regulations.

Operating Hazards

Operations at our GTL plants will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. Depending on the frequency and severity of personal injury and property damage incidents, such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators. Any significant frequency or severity of these incidents, or the general level of compensation awards, could affect our ability to obtain insurance and could have a material adverse effect on our business, operating results and financial condition.

Available Information

Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website under “Investor Relations-Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

Risk Factors

You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Relating to Our Technology

We might not successfully commercialize our technology, and commercial-scale GTL plants based on the Syntroleum Process may never be successfully constructed or operated.

No commercial-scale GTL plant based on the Syntroleum Process has been constructed to date. A commercial-scale GTL plant based on the Syntroleum Process may never be successfully built either by us or by our licensees. Success depends on our ability and the ability of our licensees to economically design, construct and operate commercial-scale GTL plants based on the Syntroleum Process. Successful commercial construction and operation of a GTL plant based on the Syntroleum Process depends on a variety of factors, many of which are outside our control. We do not have significant experience managing the financing, design, construction or operation of commercial-scale GTL plants, and we may not be successful in doing so.

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

A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial-scale GTL plants to be unsuccessful include:

•	lower reaction activity than that demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs;

•	excessive production of gaseous light hydrocarbons from the Fisher-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;

•	inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs; and

•	higher than anticipated capital and operating costs to design, construct and operate a GTL plant.

In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum Process.

Many of our competitors have significantly more resources than Syntroleum, and GTL technologies developed by competitors could become more commercially successful than ours or render our technology obsolete.

Development of GTL technology is highly competitive, and other GTL technologies could become more commercially successful than ours. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL technologies, including BP, Conoco, Exxon, Sasol (including its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than us to spend for research and development of their technologies and for funding construction and operation of commercial-scale GTL plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. Additionally, several small companies have developed and are continuing to develop competing GTL technologies. The Department of Energy has also sponsored a number of research programs relating to GTL technology that could potentially lower the cost of competitive processes.

As GTL technologies continue to be developed by our competitors, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of the Syntroleum Process could give rise to claims that our technology infringes upon the rights of others.

Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. We cannot assure you that additional patents will be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, are often difficult to predict and vary significantly from country to country. We or our licensors may choose not to seek, or may be unable to obtain patent protection in a country that could potentially be an important market for our GTL technology. The confidentiality agreements that are designed to protect our trade secrets could be breached and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

Commercialization of the Syntroleum Process may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. Although it is our policy to regularly review patents that may have applicability in the GTL industry, we may not become aware of these patents or rights until after we have made a substantial investment in the development and commercialization of those technologies. We cannot assure you that third parties will not claim infringement by us with respect to past, present or future GTL technologies. Legal actions could be brought against us, our partners or our licensees claiming damages and seeking an injunction that would prevent us, our partners or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our partners, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation.

We could have potential indemnification liabilities to licensees relating to the operation of GTL plants based on the Syntroleum Process or intellectual property disputes.

Our license agreements require us to indemnify the licensee, subject to a cap of 50% of the license fees we receive, against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Syntroleum Process;

•	acts or omissions by us in connection with our preparation of process design packages for plants; and

•	performance guarantees that may be provided by us.

Our indemnification obligations could result in substantial expenses and liabilities to us in the event that intellectual property rights claims are made against us or our licensees, or if GTL plants based on the Syntroleum Process fail to operate as designed.

Industry rejection of our technology would make the construction of GTL plants based on the Syntroleum Process more difficult or impossible and adversely affect our ability to receive future license fees.

As is typical in the case of any evolving technology, demand and industry acceptance for our GTL technology is subject to uncertainty. Failure by the industry to accept our technology would make construction of our GTL plants more difficult or impossible, adversely affecting our ability to receive future license fees and generate other revenue. Should a high profile industry participant adopt the Syntroleum Process and fail to achieve success, or should any commercial GTL plant based on the Syntroleum Process fail to achieve success, other industry participants’ perception of the Syntroleum Process could be adversely affected. In addition, some oil companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of GTL technology might negatively impact their competitive position.

If ongoing work to enhance project economics and improvements to the Syntroleum Process are not commercially viable, the design and construction of lower-cost GTL plants based on the Syntroleum Process could be delayed or prevented.

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

Risks Relating to Our Business

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

We have expended and will continue to expend substantial funds to continue research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance GTL plants primarily through non-recourse debt financing at the project level, as well as through equity financing. Additionally, we intend to obtain additional funds through collaborative or other arrangements with strategic partners and debt and equity financing in the capital markets. Financing may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we would be required to delay or eliminate expenditures for these projects and may be required to reduce, delay or eliminate expenditures for research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of specialty products from GTL plants in which we own an interest will be a source of funds for operations. However, we may not receive any of these revenues, or these revenues may not be sufficient for capital expenditures or operations, or may not be received within expected time frames. If we are unable to generate funds from operations, our need to obtain funds through financing activities or asset monetization will be increased.

Construction of GTL plants based on the Syntroleum Process will be subject to the risks of delay and cost overruns inherent in any large construction project.

The construction of GTL plants based on the Syntroleum Process will be subject to the risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	difficulty in obtaining necessary permits or approvals.

We have incurred losses and anticipate continued losses.

As of December 31, 2002, we had an accumulated deficit of $164 million. We have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, GTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel, commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks. We can provide no assurance that we will achieve or sustain profitability.

Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue funding research and development and project development activities. Capital expenditures will depend on progress we make in developing various GTL projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.

Economic application of GTL plants based on the Syntroleum Process depends on favorable crude oil and other commodity prices.

Our belief that the Syntroleum Process can be cost effective for GTL plants with capacities from less than 10,000 to over 100,000 b/d assumes prevailing oil prices in the range of at least $15 to $20 per barrel. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $28 per barrel in December 2002, crude oil prices fell for a period of time during 1998 to historically low levels below $10 per barrel and could return to such low levels in the future.

Because the synthetic crude oil, liquid fuels and specialty products that Syntroleum-based GTL plants are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock for these GTL plants, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include:

•	level of consumer product demand;

•	weather conditions;

•	domestic and foreign government regulation;

•	actions of the Organization of Petroleum Exporting Countries;

•	political conditions in oil and natural gas producing countries;

•	supply of foreign crude oil and natural gas;

•	location of GTL plants relative to natural gas reserves and pipelines;

•	capacities of pipelines;

•	fluctuations in seasonal demand; and

•	price and availability of alternative fuels and overall economic conditions.

We cannot predict the future markets and prices for oil, natural gas, or other materials used in the Syntroleum Process or refined products.

Economic application of GTL plants based on the Syntroleum Process depends on favorable plant operating conditions.

The economic application of GTL technology depends on favorable plant operating conditions. Among operating conditions that impact plant economics are the site location, infrastructure, weather conditions, size of equipment, quality of the natural gas feedstock, type of plant products and whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires construction of substantial infrastructure, plant economics would be adversely affected. Additionally, plants that are not designed to produce specialty products or other high margin products, and plants that are not used to convert natural gas that is associated with oil reserves, will be more dependent on favorable natural gas and oil prices than plants designed for those uses.

GTL plants will depend on the availability of natural gas at economic prices, and alternative uses of natural gas could be preferred in many circumstances.

Construction and operation of GTL plants will depend on availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances, the sale of natural gas for use as a feedstock in a GTL plant will not be the highest value market for the owner of the natural gas. Cryogenic conversion of natural gas to liquefied natural gas (LNG) may compete with our GTL plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike us, many of our competitors also produce or have access to large volumes of natural gas, which may be used in connection with their GTL operations. The availability of natural gas at economic prices for use as a feedstock for GTL plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built or existing pipelines may be expanded into areas where GTL plants are built, and this may affect operating margins of these plants as other markets compete for available natural gas. The United States and Western Europe have well-developed natural gas markets. In these markets, the relationship between natural gas prices and liquid hydrocarbon prices would likely make investments in GTL plants that produce fuels uneconomic, based upon current natural gas and refined product prices as well as other market, environmental and regulatory conditions. Other areas around the world that have developed local markets for natural gas may also have higher valued uses for natural gas than as feedstocks for GTL plants. In addition, commercialization of GTL technologies may have an adverse effect on the availability of natural gas at economic prices.

Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a GTL plant based on the Syntroleum Process or to pursue alternative GTL technologies.

Our licensees will determine control whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum Process has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of our patents and patent applications, and John B. Holmes, Jr., our President and Chief Operating Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At March 26, 2003, we had 94 full-time employees. Except for a $500,000 life insurance policy held by us on the life of Kenneth L. Agee, we do not maintain “key person” life insurance policies on any of our employees.

We depend on strategic relationships with manufacturing and engineering companies. If these companies fail to provide necessary components or services, this could negatively impact our business.

We intend to and believe our licensees will utilize third-party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process. If any third-party manufacturer is unable to acquire raw materials or to provide components of GTL plants based on the Syntroleum Process in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays or construction plans could be canceled while alternative suppliers or manufacturers are identified and prepare for production. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture components for GTL plants based on the Syntroleum Process. We have conducted development activities with third parties for our proprietary catalysts and turbines that may be used in the Syntroleum Process; and other manufacturing companies may not have the same expertise as these companies.

We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum Process. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays or construction plans could be canceled while alternative engineering firms are identified and become familiar with the Syntroleum Process. We have limited experience in providing engineering services and have a limited engineering staff. Consequently we will depend on third parties to provide necessary engineering services and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of GTL plants based on the Syntroleum Process.

Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include: timing of any construction by us or our licensees of GTL plants; demand for licenses of the Syntroleum Process and receipt and revenue recognition of license fees; oil and gas prices; timing and amount of research and development expenditures; demand for synthetic fuels and specialty products; introduction or enhancement of GTL technologies by us and our competitors; market acceptance of new technologies; and general economic conditions.

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

If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Our GTL plants will generally be required to obtain permits under applicable environmental laws and various permits for industrial siting and construction. Compliance with environmental laws and regulations, as well as with any requisite environmental or construction permits, may increase the costs of designing, constructing and operating our GTL plants. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our current real estate inventory, as well as previously owned real estate.

We plan to construct GTL plants in foreign countries, where we would be subject to risks of a political nature and other risks inherent in foreign operations.

We plan to construct GTL plants in foreign countries where we would be subject to risks of a political nature and other risks inherent in foreign operations. These risks include changes in domestic and foreign taxation, currency exchange risks, labor disputes and uncertain political and economic environments as well as risk of war, terrorism, civil disturbances or other events that could limit or disrupt production and markets or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. International operations and investments may also be adversely affected by laws and policies of the United States affecting foreign trade, investment and taxation, which could affect the conduct or profitability of these operations.

Terrorist threats and U.S. military actions could result in a material adverse effect on our business.

Subsequent to the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the United States commenced military actions in response to these attacks. On March 19, 2003, the United States and a coalition of other countries initiated military action in Iraq for the stated purpose of removing that country’s government and destroying its ability to use or produce weapons of mass destruction. These actions may continue indefinitely and may escalate with armed hostilities in other countries. Further acts of terrorism in the United States or elsewhere could occur. In addition, recent world political events have resulted in increasing military tension involving North Korea. These developments have caused instability in the world’s financial and insurance markets and will likely significantly increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil and natural gas. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.

Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many coverages and issued general notices of cancellations to their customers for war risk, terrorism and political risk insurance with respect of a variety of insurance coverages. Insurance premiums could be increased further or coverages may be unavailable in the future.

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

Sufficient markets may never develop for the synthetic products of the Syntroleum Process, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum Process may be affected by many factors, some of which are out of our control, including: cost competitiveness of the synthetic products of the Syntroleum Process; consumer reluctance to try a new product; environmental, safety and regulatory requirements; and emergence of more competitive products.

In addition, a new market may fail to develop for products that utilize our synthetic products. For example, the establishment of a market for the use of these products as fuel for fuel cells is uncertain, in part because fuel cells represent an emerging market and we do not know if distributors will want to sell them or if end-users will want to use them.

If sufficient markets fail to develop or develop more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our technology and may never achieve profitability.

Item 2. Properties

We own and operate a nominal 3 b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. We also lease 4,500 square feet of laboratory and office space and approximately 37,000 square feet of executive office space in Tulsa. In addition, we own a 16,500 square-foot laboratory facility located on approximately 95 acres in Tulsa.

We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we are constructing a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” We and Marathon are also adding additional equipment to the project for work outside of the scope of the DOE project. We refer to the entire project, including, the additional equipment, as the “Catoosa Project.” The primary term of the lease is ten years and the rent is $3,250 per month.

Our predecessor, SLH Corporation, owned real estate assets, which we are currently liquidating. These assets are legacy assets of a real estate development business that was conducted by Lab Holdings in association with a previously owned life insurance company that was sold in 1990. As of December 31, 2002, these real estate assets consisted of land in Houston, Texas comprised of 221acres of undeveloped land and 117 residential lots available for sale, known as the “Houston Project.” The total real estate inventory had an aggregate carrying value at December 31, 2002 of approximately $2.7 million.

Our real estate assets are owned by our subsidiary, Scout. The Houston Project, owned by 529 Partners, Ltd., a Texas limited partnership in which Scout holds a 75% interest, is being developed for residential and light commercial purposes. During 2002, 529 Partners sold 85 residential lots of the Houston Project for approximately $2.0 million.

We believe our real estate properties are adequately insured with coverage for real and personal property, commercial general liability, commercial crime, garage keepers legal liability, earthquake, flood, windstorm and hail.

Scout is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. See Note 12 to our consolidated financial statements included in Item 8 of the Annual Report on Form 10-K.

Item 3. Legal Proceedings

On September 30, 2002, a lawsuit was filed in the District Court for Tulsa County, Oklahoma against us and Syntroleum Sweetwater Holdings Corp. (SSHC), a wholly owned subsidiary, by Silvertip Project Partners, Inc. (Silvertip), for itself and on behalf of Syntroleum Sweetwater Holdings(SSH). The petition claims that Silvertip is under contract to act as project manager of the Sweetwater Project and SSH was a partnership between SSHC and Silvertip. The petition alleges breach of contract for failing to make required capital contributions. It also alleges intentional interference with alleged contracts relating to the financing of the project; alleges breach of duties to Silvertip and the partnership; and alleges misrepresentations in connection with the project. The petition seeks unspecified damages in excess of $800 million. It also seeks declaratory judgment setting forth that, among other things, Silvertip is a 4% partner in the partnership, that SSHC is obligated to contribute $125 million for its interest in the partnership, that SSHC has failed to make the required contribution and that SSHC has improperly attempted to withdraw from the partnership. The petition also seeks to compel SSHC to assign its interest in the project to

Silvertip’s designee and to provide other relief as the court may deem just. Silvertip does not indicate the manner in which the alleged damages were calculated or support the calculation with any documentation.

In November 2002, we filed a Motion to Dismiss as well as an Answer and Counterclaim. On December 5, 2002, the court denied Silvertip’s Motion for Temporary Injunction, and an Agreed Dismissal Without Prejudice of all claims was filed with the court on December 10, 2002. We vigorously deny the plaintiff’s allegations and, if the lawsuit is refiled, do not expect that the outcome of this matter will have a material adverse effect on our business or consolidated financial position.

We are not a party to nor are any of our properties the subject of any pending legal proceedings that, in the opinion of management, are expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 26, 2003.

Name	Age	Position

Kenneth L. Agee	46	Chief Executive Officer and Chairman of the Board

John B. Holmes, Jr.	56	President, Chief Operating Officer and Director

Jeffrey M. Bigger	49	Vice President of Engineering

Carla S. Covey	30	Vice President of Finance and Controller

Kenneth R. Roberts	52	Vice President of Finance, Planning and Administration and Chief Financial Officer

Paul F. Schubert	47	Vice President of Research and Development

Ron Stinebaugh	39	Director of Corporate Finance and Acquisitions

Larry J. Weick	54	Vice President of Licensing and Business Development

Kenneth L. Agee is Chief Executive Officer and Chairman of the Board. Mr. Agee founded our company in 1984 and initially served as President and a director. He became Chief Executive Officer in February 1996 and Chairman of the Board in November 1995. He is a graduate of Oklahoma State University with a degree in Chemical Engineering and is a licensed Professional Engineer in the State of Oklahoma. He has over 23 years of experience in the energy industry and is listed as Inventor on several U.S. and foreign patents, with several more patent applications pending, all of which have been assigned to us by Mr. Agee.

John B. Holmes, Jr. is President, Chief Operating Officer and a Director. Prior to joining Syntroleum in October 2002, Mr. Holmes was Chief Operating Officer of El Paso Merchant Energy Company, where he had operating responsibility for all assets, including power generation, refining and chemical terminals and marine assets throughout the U.S. and overseas. Prior to joining El Paso in 1999, from 1986 to 1998 he was President and Chief Operating Officer of Zilkha Energy Company and, upon its merger with Sonat, Inc. in 1998, he served as President and Chief Executive Officer of Sonat Exploration until 1999. He holds a B.S. in Chemical Engineering from the University of Mississippi.

Jeffrey M. Bigger is Vice President of Engineering. Mr. Bigger joined Syntroleum in October 2000 as Business Development Manager and became Vice President of Engineering in September 2002. He has 23 years experience in management of research, engineering, design and optimization of oil, gas and chemical production facilities. Prior to joining our company, he was ARCO’s gas-to-liquids technology manager from 1994 to 2000, responsible for that company’s GTL program, including research, engineering, pilot plant and commercialization efforts. Mr. Bigger holds a B.S. in Chemical Engineering from Illinois Institute of Technology.

Carla S. Covey is Vice President of Finance and Controller. Ms. Covey became Director of Accounting in June 1997. She has been Controller since January of 1999 and Vice President of Finance since September of 2002. Prior to joining Syntroleum, she served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc., a global energy company in Tulsa, Oklahoma, from 1995 to 1997. Ms. Covey received her B.A. degree in Business Administration from Drury University and her M.S. degree in Management from Southern Nazarene University. She has also completed the Harvard Business School’s Executive Management Program in Finance and is a certified public accountant.

Kenneth R. Roberts is Vice President of Finance, Planning and Administration and Chief Financial Officer. Mr. Roberts joined Syntroleum in July 1997 as Business Development Manager and was promoted to his present position in September 2002. He has 25 years of petroleum industry experience. Prior to joining Syntroleum, he served as Chief Financial Officer for the Caspian Pipeline Consortium in Moscow and Senior Project Finance Consultant for Oman Oil Company’s India refinery project development team in Houston. Earlier he served 12 years with ARCO Oil and Gas Company where he held various management positions in financial/strategic planning and investment analysis activities. He holds B.S. and M.B.A. degrees from the University of Texas at Austin.

Paul F. Schubert is Vice President of Research and Development. Dr. Schubert joined Syntroleum as Research Project Manager in May 1998 and was appointed to his current position in October 1998. From 1996 to October 1998, he was Vice President of Monitor Labs, Denver, Colorado, where he was responsible for the research, development and marketing of catalytic and laser-based air emissions monitoring devices. From 1990 until 1996, he served in a variety of roles with Catalytica, Inc. in Mountain View, California, engaged in research and development of catalytic processes. In his last few years at Catalytica he served as Vice President of their Advanced Sensor Devices Division, which was sold to Monitor Labs in 1996. Prior to joining Catalytica, he worked with Phillips Petroleum and Englehard Corporation in research, development and manufacturing of catalysts for the petrochemical industry. Dr. Schubert received a B.S. with High Honors from the University of Arkansas and a Ph.D. in Inorganic Chemistry from the University of Illinois at Urbana-Champaign. He is an inventor or co-inventor of 13 U.S. patents, and has authored over two dozen technical publications.

Ronald E. Stinebaugh is Director of Corporate Finance and Acquisitions. He joined our company in February 2003. He has 12 years of investment banking-related experience, primarily focused on the energy industry. Prior to joining us he served as Director, Investment Banking for The Integrated Energy Group at ABN AMRO Incorporated from August 2000 to March 2002 and Vice President, Investment Banking, Energy Group at Prudential Securities, in Houston from February 1997 to August 2000. He also held investment banking-related positions with Trivest, Inc., a private equity firm, NationsBanc Capital Markets, Inc. and Kidder, Peabody & Co., Incorporated. Mr. Stinebaugh holds a B.A. from Rice University and an M.B.A. from Harvard Business School.

Larry J. Weick is Vice President of Licensing and Business Development. Mr. Weick joined Syntroleum with his current position in 1996. Prior to joining Syntroleum, from 1971 to 1982 he held positions in engineering, planning and project development in the natural gas and electric utility industry. From 1982 to 1994 he held finance, planning and business development positions with Atlantic Richfield Company. From 1994 to 1996 he served as a consultant to Syntroleum. Mr. Weick holds a B.S. in Electrical Engineering from the University of Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University. He is a Licensed Professional Engineer in both Nebraska and Texas.

There are no family relations, of first cousin or closer, among our executive officers, by blood, marriage or adoption.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “SYNM.” The table below reflects the high and low sales prices for the common stock for each quarter during 2001 and 2002.

	Sales Price
Year Ended December 31, 2001:	High	Low
First Quarter	16.75	11.13
Second Quarter	14.74	7.00
Third Quarter	8.75	3.62
Fourth Quarter	7.25	4.10

Year Ended December 31, 2002	High	Low
First Quarter	7.50	5.12
Second Quarter	6.25	2.31
Third Quarter	2.78	1.33
Fourth Quarter	2.80	1.10

Record Holders. As of March 26, 2003, we had approximately 1,310 record holders of our common stock (including brokerage firms and other nominees).

Dividends. Cash dividends have not been paid since inception. We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future determination as to dividend policy will be made, subject to Delaware law, in the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, business prospects and other factors that our board of directors may deem relevant. Although we are not currently a party to any agreement that restricts dividend payments, future dividends may be restricted by our then-existing financing arrangements. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including publicity regarding actual or potential results with respect to development of the Syntroleum Process and design, construction and commercial operation of plants using our process, announcements of technological innovations by others with competing GTL processes, developments concerning intellectual property rights, including claims of infringement, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. We are required to maintain standards for listing of our common stock on the National Market System of the Nasdaq Stock Market, and we cannot assure you that we will be able to do so. There is no guarantee that an active public market for our common stock will be sustained.

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 41% of the outstanding shares of our common stock as of March 26, 2003. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Registration Statement

In early 2000 we filed a Registration Statement on Form S-3 (Registration No. 333-32968) (as amended, the Registration Statement), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000. The Securities and Exchange Commission declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters’ over-allotment option.

The net proceeds to us from the offering were approximately $92 million. We used approximately $80 million in such net proceeds in connection with the development of our Sweetwater project and general corporate purposes. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)(2)	3,980,247	$9.77	1,611,994

Equity Compensation Plans Not Approved by Security Holders (3)(4)	1,025,198	$1.72	—

Total	5,005,445	$5.75	1,611,994

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, and the Stock Option Plan for Outside Directors.
(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.
(3)	On August 31, 2002, we granted options to purchase one million shares of our common stock at an exercise price of $1.55 to our President and Chief Operating Officer, John B. Holmes, Jr., as an

inducement to his employment with Syntroleum. The rights to exercise the option and purchase 333,334 shares vested on October 1, 2002, and the right to exercise the option and purchase an additional 333,333 shares will vest on each of October 1, 2003 and October 1, 2004. Vesting of the options will accelerate upon termination of Mr. Holmes’ employment for any reason other than just cause. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant; (b) 12 months after the date of the termination of Mr. Holmes’ employment by reason of death or disability; (c) the third annual anniversary of Mr. Holmes’ retirement; or (d) the date 12 months following the date upon which Mr. Holmes’ employment terminates for any reason other than those described in (b) or (c) above.
(4)	On June 30, 1997 and on February 3, 1999, we granted options to purchase 17,198 and 8,000 shares of common stock at exercise prices of $9.30 and $6.88, respectively, to our Business Development Consultant, John Hutton. The rights to exercise the option and purchase shares vest in three equal installments each year on the anniversary of each grant.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The results of operations of SLH Corporation have been included in our consolidated statement of operations following the August 7, 1998 effective date of the merger of Syntroleum Corporation and SLH Corporation.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:

Joint development revenue	$9,621	$2,239	$1,166	$1,986	$1,779
Real estate sales and other	1,959	4,486	4,842	1,869	2,700
Licensing revenue	—	—	2,000	—	—

Total revenue	11,580	6,725	8,008	3,855	4,479

Costs and expenses:
Cost of real estate sold	1,301	1,447	3,646	824	2,387
Real estate operating expenses	135	116	250	781	267
Pilot plant, engineering and research and development	28,164	21,908	18,520	10,863	5,693
Write down of Sweetwater Project	30,855	—	—	—	—
General and administrative and other	16,904	17,301	13,118	10,409	9,151

Total operating expenses	77,359	40,772	35,534	22,877	17,498

Operating income (loss)	(65,779)	(34,047)	(27,526)	(19,022)	(13,019)
Investment, interest and other income (expense)	599	3,747	2,358	1,864	1,308

Net income (loss)	$(65,180)	$(30,300)	$(25,168)	$(17,158)	$(11,711)

Net income (loss) per share—basic and diluted (1)	$(1.98)	$(0.91)	$(0.84)	$(0.64)	$(0.46)

(1)	Adjusted to reflect the exchange ratio for the merger of Syntroleum Corporation and SLH Corporation of 1.2899 shares of our common stock for each share of our predecessor company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:

Working capital	$13,626	$42,765	$81,722	$22,798	$37,476
Property and equipment, net	2,844	34,049	31,274	6,442	3,210
Total assets	47,311	105,512	139,878	39,591	50,400
Long-term debt	1,432	1,190	731	—	—
Convertible debt	4,466	—	—	—	—
Deferred revenue	35,875	34,351	35,680	11,000	11,000
Stockholders’ equity (deficit)	(3,990)	62,731	94,748	24,832	35,962

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are incurring costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities, gas-to-liquids plants or real estate sales.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from sales of real estate holdings owned by SLH Corporation (SLH) prior to our merger with SLH and reimbursement for research and development activities associated with the Syntroleum Process. In the future, we expect to receive revenue relating to the Syntroleum Process from sales of products from or fees for the use of GTL plants in which we own an equity interest, catalyst sales, licensing and revenues from research and development activities carried out with industry partners.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (PDP) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $38 million in cash as initial deposits and option fees under our existing license agreements. Except for $2 million recorded as revenue in connection with option expirations, these amounts have been recorded in deferred revenue. Our obligations under these license agreements, are to allow the use of the technology, provide access to engineering services to generate a PDP package at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin expiring in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

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

Real Estate Sales Revenues. As of December 31, 2002, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 117 residential lots known as the “Houston Project.” This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at December 31, 2002 of approximately $2.7 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated. We are currently in negotiations to sell our interest in the Houston real estate partnership. We intend to close this sale by the end of the second quarter of 2003; however, we can provide no assurance that we will be able to close a transaction to sell our interest. For additional information see “Management’s Discussion and Analysis of Financial Conditions-Real Estate and Other Asset Sales in Item 7 of this Annual Report Form 10K.”

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

Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities.

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

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater project, and in an effort to conserve working capital, we plan to decrease our operating expenses compared to prior years while continuing to fund our most critical research and development and project development activities. We have reduced our number of employees by approximately 28%. As a result of workforce reductions, project completions and reduced operating costs related to lower staffing levels, we currently expect our cash outflows for 2003 to be approximately half of our cash outflows for 2002. We expect to continue to work on the DOE Catoosa Project in 2003, which will cause cash outflows in this area to increase compared to 2002 amounts. However, these cash outflows will be completely offset by outside funding by the DOE and Marathon. Our expectation for cash outflows for 2003 could change if we accelerate our development of a commercial project. During the fourth quarter, we recorded $976,000 of severance expense related to our cost reduction measures. These payments will be fully paid by October of 2004.

If we are successful in developing a GTL plant in which we own an interest, we expect to incur significant expenses in connection with the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur cost of sales expenses relating primarily to the cost of natural gas feedstocks for this plant and operating expenses relating to this plant, including labor, supplies and maintenance, and product marketing costs. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. Our policy is to expense costs associated with the development of GTL plants until financial close unless they have future economic value for future projects. Engineering costs are capitalized once an engineering contract has been signed.

Results Of Operations

Overview

Our primary research and development projects during 2002 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Of the $28 million expenses for pilot plant, engineering and research and development during 2002, approximately $4.8 million directly related to the expansion of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on our advanced moving bed technology. This unit began operating during the fourth quarter and will enable us to provide quality control for commercial catalyst manufacturing and project-specific engineering support. We also spent $13 million related to the DOE Catoosa project and engineering related to licensee support. In addition, an aggregate of $10.2 million of expenses incurred during 2002 related to salaries and wages, outside contract services, lab equipment and improvements and pilot plant and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants. During the past six years we have consistently expanded our research and development and pilot plant facilities. Because these expenditures have been accounted for as research and development expenses, they are not recorded on our balance sheet. However, they provide valuable data to both our licensees and us.

These facilities include the following locations and equipment:

•	Syntroleum Laboratory- This laboratory houses nine fixed bed reactors, four fluid bed reactors and seven continuous stir reactors as well as 12 catalyst characterization units and seven catalyst preparation units.
•	Syntroleum Technology Center- This facility houses much of our research and development equipment including our Synfining Refining Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the DOD and a consortium of Japanese automobile manufacturers. This facility is also home to our isomerization laboratory, our products laboratory, our distillation laboratory and our gas chromatography laboratory
•	Syntroleum Pilot Plant- The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit; which is utilized in demonstrating process performance and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. We also have a Fischer-Tropsch laboratory located at this facility that includes four fixed bed reactors and two continuous stir reactors.
•	Syntroleum Catoosa Project- This facility is currently under construction and will house a 70 b/d plant that will produce products for the DOE. This facility is anticipated to be online in the third quarter of 2003.

We continued to work on our DOE Catoosa project during 2002, which was announced during 2001. During the third quarter of 2001, the DOE concluded an agreement with ICRC to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we announced preliminary approval in October 2000. In May 2002, we signed a Participation Agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility is the basis for construction of a new GTL facility expected to produce up to approximately 70 b/d of our synthetic fuels. Procurement and construction for the project is currently underway, with fuel deliveries expected to commence in third quarter 2003. Funding received from the DOE during 2003 will be recorded in deferred revenue until the shipment of the finished fuels products. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59 million, funded by $11.5 million from the DOE, labor contributions of $17 million by Syntroleum and Marathon, the contribution of the Cherry Point GTL equipment of $6.3 by Syntroleum, by a $5 million cash contribution by Marathon and by a $21.3 million loan agreement between Marathon and Syntroleum. The excess funding will apply to any contingencies on the project. Completion of the project is subject to continued congressional appropriation of project funds. On February 24, 2003 the government approved the appropriation for budget period three of the project in the amount of $4.5 million. To date three out of the four budget periods have been approved. The next budget period will be December 15, 2003 through December 31, 2005 and includes expected funding of approximately $2 million. In addition, construction of this project will be subject to the risks of delay inherent in any large construction project. For a more detailed description of the Marathon note, see “-Liquidity and Capital Resources-General.”

In January 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002 we signed a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We will receive $2.3 million under the terms of the contract for providing design for a marine-based fuel-production plant, using our GTL technology and for providing 18 drums of fuel. We received $731,000 of this amount during 2002 and will receive the remaining amount during 2003. The contract requires us to deliver a quantity of synthetic fuel for military evaluation and testing, perform the initial design of a flexible JP-8 pilot plant for the generation of synthetic fuel that can be fielded on mobile marine platforms and to generate an initial concept for a modular mobile plant for land based operation.

During January 2003, we completed manufacture and delivery of a quantity of synthetic “single battlefield fuel” under our contract with the U.S. Army, under the direction of the DOD, which was announced on September 19, 2002. These fuels were produced at our Syntroleum Technology Center in our Refining Process Unit, and the revenues from the sale of these fuels has been recorded as joint development revenue in our consolidated statement of operations for the first quarter of 2003. The synthetic jet fuel was converted from natural gas via our GTL technology and formulated to interchange with JP-8, which is the U.S. military’s single battlefield fuel for aircraft and ground equipment under current defense policy. The purpose for the fuel is to allow the military to test performance characteristics of the synthetic fuel under a wide variety of vehicle and engine test conditions.

We are continuing our preparations to develop the offshore Peruvian oil and gas block designated as Block Z-1. We acquired exploration and production rights to Block Z-1 in late 2001, with our 5% partner BPZ. Previous concession holders drilled six exploratory wells in the 1,155 square mile block, five of which discovered oil, natural gas and gas condensate. We believe that our GTL technology can be the key to producing Block Z-1 economically by providing a means for monetizing the gas that would otherwise have to be re-injected in order to produce the anticipated reserves of oil and condensate. Gas production from Block Z-1 could supply either a stand-alone NGL plant or an integrated NGL/GTL plant in Northwest Peru. We believe that full-scale development of Z-1 Block, which would include production of oil, natural gas and gas condensate, could produce significant cash flow to us when fully developed, as well as gas supply to an NGL and/or GTL plant. We can give no assurance that this project will go forward.

Activities related to the development of Block Z-1 during the year included expenses of approximately $1.7 million to complete inspections of the two existing offshore platforms on the block and review of existing geologic data under the requirements of our Z-1 license agreement. We also contracted with William Cobb & Associates in Dallas for further evaluations of the existing geologic data on the block. Their analysis provided additional information supporting the continued pursuit of the development of the block. We are currently engaged in discussions with potential partners for joint exploitation efforts to fulfill the requirement under our Z-1 license agreement with the government of Peru. This agreement allows for us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the work program which requires a commitment of at least $300,000. This amount is provided by a letter of credit secured by restricted cash of $303,000. We have until January of 2004 to cancel work program two which requires a minimum commitment of $1,300,000. We are currently looking for joint venture partners to continue work on Block Z-1. The exploration period expires on December 30, 2008. Upon declaration of commerciality at any time during the exploration phase, the license contract is automatically extended to a total period of 40 years.

Early plans for Peruvian project development included the possibility of assuming operating responsibilities for an existing NGL plant owned by EEPSA, a local power company near Talara, Peru. Satisfactory arrangements were not concluded with EEPSA, however, and we are no longer pursuing this avenue for development.

During February of 2003 after discussions with Chevron-Texaco, we mutually agreed to end our license agreement that was originally signed by Texaco in 1996 and that had been inactive for several years. All of the obligations by Chevron-Texaco for confidentiality and protection of our intellectual property remain in effect.

2002 Compared to 2001

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $9,621,000 in 2002, up $7,382,000 from 2001 when they were $2,239,000. The increase was primarily due to joint development efforts related to our DOE project in the amount of $8.6 million and work conducted under our DOD project in the amount of $731,000 and feasibility studies for our licensees and prospective licensees for $290,000.

Real Estate Sales and Other Revenue. Revenues from the sale of real estate were $1,959,000 in 2002 down from $4,486,000 in 2001. The decrease was due to the sale of 85 lots in our Houston project during 2002 compared to the sale of 125 lots and the sale of our Powder Basin Partnership during 2001. Real estate sales revenues should continue to decrease as the remaining real estate inventory is sold.

Cost of Real Estate Sold and Real Estate Operating Expense. The cost of real estate sold was $1,301,000 in 2002, down from $1,447,000 in 2001. The decrease resulted from the sale of 85 lots in our Houston project during 2002 compared to our sale of 125 lots and the sale of our Powder Basin Partnership during 2001. Real estate operating expense was $135,000 during 2002, up $19,000 from $116,000 during 2001. This increase resulted from increased legal fees relating to the sale of our Reno garage and the bankruptcy of the purchaser of the garage.

Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $28,164,000 in 2002 as compared to $21,908,000 in 2001. The increase was primarily the result of the continued expansion of our Tulsa, Oklahoma pilot plant facility with the construction of our advanced reactor and the engineering, procurement and construction costs related to our Catoosa project with Marathon and the DOE. During 2002, expenses related to our advanced reactor were $4.8 million and we spent $13 million related to the Catoosa project. During 2003, pilot plant, engineering and research and development expenses relating to costs other than our Catoosa Project are expected to be approximately $6.2 million, although these expenses could change if we accelerate our development of a commercial project. Third party spending on the Catoosa Project is estimated at $26.3 million. Marathon and the DOE will fund, through debt and equity contributions, third party costs associated with the Catoosa Project.

Sweetwater Project. The Sweetwater project was suspended during the third quarter of 2002 and the capitalized costs relating to this project were expensed. The write down of $30,855,000 included costs relating to engineering, catalyst materials, upgrading and other site costs associated with the plant in Western Australia.

General and Administrative Expense. General and administrative expenses were $16,904,000 in 2002 as compared to $17,301,000 in 2001. The decrease is attributable primarily to lower wages and salaries resulting from our decreased staffing levels and decreased expenses for outside consultants and advisors. During 2002, general and administrative expenses included a $976,000 accrual relating to severance agreements with terminated employees. The majority of the agreements expire in 2003, with the last agreements expiring in October 2004. We expect that this downsizing will reduce general and administrative expenses by approximately $2 million in 2003 excluding the impact of other costs.

Investment, Interest and Other Income. Investment, interest and other income decreased to $665,000 as compared to $4,219,000 in 2001. The decrease was primarily attributable to lower cash balances and lower interest rates, the write off of our Norian investment of $484,000 in 2002 and foreign currency exchange losses.

Provision for Income Taxes. Income tax expense was $66,000 in 2002 as compared to $472,000 in 2001. This tax expense represents an Australian withholding tax on payments made to us by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to us by the Commonwealth under either of these agreements. We incurred a loss in both 2002 and 2001 and did not recognize an income tax benefit for such loss.

Net Income (Loss). In 2002, we experienced a loss of $65,180,000. In 2001, we experienced a loss of $30,300,000. The loss was $34,880,000 higher than 2001. The increase in the loss is a result of the factors described above.

2001 Compared to 2000

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $2,239,000 in 2001, up $1,073,000 from 2000 when they were $1,166,000. The increase was primarily due to joint development efforts related to our DOE project and feasibility studies for our licensees and prospective licensees.

Real Estate Sales and Other Revenue. Revenues from the sale of real estate were $4,484,000 in 2001, down $274,000 from $4,758,000 in 2000. The decrease was due to the sale of our Powder Basin Partnership and the sale of 125 lots from our Houston Project in 2001, compared to the sale of our Reno parking garage and the sale of 82 lots from our Houston Project during 2000. Real estate sales revenues should continue to decrease as the remaining real estate inventory is sold.

Licensing Revenue. Revenues from license activities were $0 in 2001 compared to $2,000,000 in 2000. This decrease was a result of our recognition of $2,000,000 in previously deferred license revenue as a result of the expiration of an option held by a licensee to expand the licensee’s licensed territory during 2000.

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

Provision for Income Taxes. Income tax expense was $472,000 in 2001 down from $2,486,000 in 2000. This tax expense is an Australian withholding tax on payments made to us by the Commonwealth of Australia under our license and loan agreements with the Commonwealth. We expect to incur similar withholding tax expense with respect to any future payments to the Company by the Commonwealth under either of these agreements. We incurred a loss in both 2001 and 2000 and did not recognize an income tax benefit for such loss.

Net Income (Loss). In 2001, we experienced a loss of $30,300,000. The loss was $5,132,000 higher than 2000 when we experienced a loss of $25,168,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of December 31, 2002, we had $14,611,000 in cash and short-term investments and $6,800,000 in current liabilities. Our long-term debt as of December 31, 2002 was $1,432,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia, which are held in escrow (AUD $20 million, which is approximately U.S. $10 million) and which are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the originally discounted long-term debt amount of $1,190,000 has been recorded as a reduction in property and equipment on the balance sheet. The long-term debt amount reflected for these proceeds, excluding the effect of currency exchange rate fluctuations, will increase over time as the remaining term of the loan declines. Should the conditions under the loan agreement relating to the financing, construction and completion of the Sweetwater Plant not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. We are currently in discussions with the Commonwealth regarding the suspension of the Sweetwater project and the related project funding. These funds are currently held in escrow and Syntroleum has the rights to the interest earned on these funds. If we are unable to reach a favorable agreement with the Commonwealth of Australia, the funds will be returned in August 2004.

At December 31, 2002, we also had $4,466,000 in convertible debt relating to our loan agreement with Marathon. Under this agreement, we can borrow up to $21.3 million for costs relating to the Catoosa project. The note bears interest at a rate of 8% per year. We have the right to prepay the note until May 31, 2003. Should we obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. The promissory note matures on June 30, 2004. At December 31, 2002, we were in compliance with the note agreement. With this note agreement, the project is fully funded. The entire project represents a commitment of approximately $59 million, funded $11.5 million from the DOE, labor contributions of $17 million by us and Marathon, the contribution of the previously expensed Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project.

On February 10, 2003, we sold in a private placement one million shares of our common stock to Selim K. Zilkha and Michael Zilkha for $3 million, or $3 per share. The transaction also included a warrant to purchase an additional one million shares of our common stock at an exercise price of $6 per share, with expiration on December 31, 2004. We expect to use the net proceeds from the offering for working capital and general corporate purposes.

At December 31, 2002, we had $4,431,000 in accounts and notes receivable outstanding relating to our DOE and DOD projects. We also had $18,076,000 in restricted investments as of December 31, 2002 of which $17,773,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth. These restricted assets are held in escrow pending satisfaction of conditions in the loan agreement or the funds will be returned in 2004. Syntroleum does not have rights to the use of these funds except for the interest earned while in escrow. We also have $303,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for the Z-1 block in Peru. The work program for period one ends on November 30, 2003 and we have no other spending commitments other than the funds in restricted investments which would be forfeited if we do not comply with the requirements of the work program for period one. There are three additional periods starting on December 1, 2003. These periods require commitments of $1,300,000, $1,000,000 and $1,000,000, respectively. Any party may withdraw from this agreement and the contract by giving notice to all other parties stating its decision to withdraw. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or AFE prior to such party’s notification of withdrawal, regardless of when they are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project which have been previously approved

Cash flows provided by (used in) operations were ($31,621,000) in 2002, compared to ($34,184,000) in 2001, compared to $5,316,000 in 2000. This decrease in cash flows used in operations was primarily the result of decreased legal, and consulting costs associated with the Sweetwater project during 2002. During 2002 we completed the construction of our advanced reactor unit for $4.8 million and we continued work on our Catoosa project with net cash outflows of $3 million. This compares to the modification of our product upgrading unit of $2 million and expenditures on our Sweetwater Project of $8 million during 2001, offset by the sale of our Powder Basin partnership. Cash outflows during 2000 related to the construction of our product upgrading unit for $2 million, our turbine-testing program of $1 million and work on our Sweetwater project of $6 million. These expenditures in 2000 were offset by the sale of our Reno garage and the receipt of $28 million in deferred revenue offset by the recognition of $2 million in previously deferred revenue.

Cash flows used in investment activities were $382,000 in 2002, compared to $4,275,000 in 2001, and $39,656,000 in 2000. The decrease in 2002 resulted primarily from the decreased capitalized costs for our Sweetwater project and the decrease in receipt of restricted funds associated with the Commonwealth of Australia license and loan agreements. During 2001 we finalized our EPC agreement and incurred decreased engineering costs associated with the Sweetwater project. We also received tranche B in the amount of $4 million under the loan agreement with the Commonwealth of Australia. During 2000, we entered into detailed engineering and design contracts with our engineering contractor for the Sweetwater Project. We also had an increase in restricted cash associated with tranche A in the amount of $6 million under the loan agreement with the Commonwealth of Australia, and we sold a license agreement to the Commonwealth of Australia for approximately $17 million, of which 50% was held in restricted cash.

Cash flows provided by (used in) financing activities were $3,443,000 in 2002, compared to ($1,059,000) in 2001,compared to $97,539,000 in 2000. The increase in 2002 was primarily due to cash draws under our loan agreement with Marathon . This increase compares to a decrease in cash flows from financing actitivities during 2001 relating to cash loans to officers. During 2000, we had an increase in cash flows relating to the sale of 5,650,000 shares of common stock pursuant to a public offering in which we received net proceeds of approximately $92 million after the underwriting discount and offering expenses and the receipt of $757,000 in long-term debt under the Commonwealth of Australia loan agreement during 2000.

The following table sets forth our contractual obligations as of December 31, 2002:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,432	—	—	—	$1,432
Convertible Debt	$4,466	—	$4,466	—	—

Operating Leases	$7,660	$543	$902	$804	$5,412

Total Contractual Cash Obligations	$13,558	$543	$5,368	$804	$6,844

The following table sets forth our other commercial commitments as of December 31, 2002:

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$303	$303	—	—	—

Our contractual obligations include long-term debt amounts associated with our loan agreement with the Commonwealth of Australia. Under this agreement, the Commonwealth made an unsecured, non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, we agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three advances. Pending satisfaction of certain conditions, proceeds will be held in escrow. If the conditions are not fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. To date we have received the first and second advances of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) and AUD $12 million (approximately U.S. $6 million), respectively. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term amount reflects cash loan proceeds received in escrow from both the 2001 and 2000 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

Convertible debt represents our loan agreement with Marathon related to our Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between us and Marathon . The promissory note bears interest at a rate of eight percent per year. We have the right to prepay the note until May 31, 2003. At December 31, 2002, we had received $4.5 million under the loan.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We also have leases on our corporate offices, our laboratory and our Peruvian office. We also remain the lessee of the parking garage in Reno, Nevadathat we sold to Fitzgerald’s Casino in 2001, because the ground lessor did not remove us from the lease following the sale. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001. See “-Operating Revenues-Real Estate Sales Revenues.”

Our commercial commitments, with our 5% partner BPZ & Associates Inc., include a letter of credit relating to our Block Z-1 contract in Peru. This agreement requires four periods of work schedules. Period one runs from January 30, 2002 until January 29, 2004. We currently have the required work schedule guarantee in restricted cash, and we have completed part one of the three-part schedule for period one. We have until January 29, 2004 to complete parts two and three. If we are unable to complete these parts by January 2004, we would forfeit our $300,000 work guarantee and our rights to the block. Period two runs from January 30, 2004 until January 29, 2006 and requires a work guarantee of $1,300,000. Period three runs from January 30, 2006 until June 29, 2007 and requires a work guarantee of $1,000,000. Period four runs from June 30, 2007 until December 30, 2008 and requires a work guarantee of $1,000,000. We may withdraw from this agreement and the contract by giving notice to all other parties stating our decision to withdraw. The effective date of withdrawal for a withdrawing party is the end of the calendar month following the calendar month in which the notice of withdrawal is given. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or AFE prior to such party’s notification of withdrawal, regardless of when they are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project which have been previously approved.

We are also in discussions with various parties regarding joint venture projects. Should these discussion progress, we could enter into additional commercial commitments. These discussions currently revolve around projects to be located in Bolivia, Cameroon and Russia. See “Business-Projects-Commerical Projects” in Item 1 of this Annual Report on Form 10-K for additional information on these projects.

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

We have sought and intend to continue to temporarily invest our assets, pending their use, so as to avoid becoming subject to the registration requirements of the Investment Company Act of 1940. These investments are likely to result in lower yields on the funds invested than might be available in the securities market generally. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation that could materially adversely affect us.

Sweetwater Plant

In early 2000 we began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquified natural gas (LNG) facility on the Burrup Peninsula of Western Australia, which we refer to as the Sweetwater project. We selected this site after receiving a financial commitment from the Commonwealth of Australia. The plant design was intended to produce synthetic lube oil, normal paraffins, process oils and light paraffins, using a fixed tube reactor design, operating with a proprietary which produces a high yield that can be further refined into the desired products.

Our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, we announced the suspension of our Sweetwater project. We had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt, as well as equity financing from third parties, together with our own equity contribution. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, after evaluating the alternatives, we determined that there is insufficient economic support to continue pursuing the plant at this time. In connection with the suspension of the project we expensed approximately $31 million of costs previously capitalized as property and equipment in our consolidated balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant.

Real Estate and Other Asset Sales

As of December 31, 2002, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 117 residential lots known as the “Houston Project.” During 2002, we sold 85 lots from the Houston Project for $1.9 million. This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at December 31, 2002 of approximately $2.7 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated. We are currently in negotiations to sell our interest in our real estate partnership. We intend to close this sale by the end of the second quarter of 2003; however, we provide no assurance that we will be able to close a transaction to sell our interest.

In February 2000, we sold our parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. The sale price of $3 million was paid by $750,000 in cash and the balance in the form of a promissory note in the principal amount of $2,250,000 together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10% per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, Fitzgeralds Reno, Inc., a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Fitzgeralds continues to make the monthly payments due on the note and the ground lease and has informed us that it intends to continue making these payments until Fitzgeralds is able to sell the casino and parking garage. The Company’s deed of trust contains a “due on sale” provision until the note is paid. After the note is paid, the Company’s deed of trust remains in effect to secure Fitzgeralds’ performance of its obligations under the ground lease and provides that any assignee of Fitzgeralds in the event of the sale of the parking garage must meet certain net worth requirements in order for Fitzgeralds to assign the ground lease. On Monday March 24, 2003, Fitzgerald’s Reno, Inc. (“FRI”), which had filed for Chapter 11 bankruptcy protection, informed the Bankruptcy Court that it intended to reject its obligations under a certain Assumption and Assignment of Ground Lease with Scout dated February 1, 2000. Pursuant to Section 365(g) of the Bankruptcy Code, FRI’s rejection of the Ground Lease obligations constitutes a breach of the Ground Lease by FRI as of the date of the Bankruptcy Petition, (ii) the Assumption and Assignment Agreement and (iii) the underlying Note and Deed of Trust executed by FRI in favor of Scout. Pursuant to the Supplemental Disclosure Statement and proposed Second Amended Plan of Reorganization (“Plan”), the rejection of the Ground Lease shall occur as of the Effective Date (which is no later than 120 days after confirmation of the Plan.) The confirmation hearing for the proposed Plan is scheduled for April 21, 2003. Under the Supplemental Disclosure Statement and Plan, we are identified as an impaired unsecured creditor and a secured creditor. Accordingly, we are entitled to vote (either rejection or acceptance) on the Plan by virtue of our impaired unsecured claim. We are going to aggressively pursue our rights on the secured and unsecured claim up to and including foreclosing on the asset and assume the operations of the parking garage.

Our other assets at December 31, 2002 included an investment in a privately held venture capital limited partnership, which had a carrying value of $135,000 and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of SFAS 143 on our financial condition and results of operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective for fiscal years beginning after December 31, 2002 with early application encouraged. Our adoption of SFAS 146 did not have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). This statement amends SFAS 123 to provide for alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years beginning after December 15, 2002. We have elected to continue following the disclosure only provision of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, therefore the adoption of SFAS 148 did not have a material impact on our financial condition or result of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had $15 million in cash and cash equivalents and short-term investments in the form of money market instruments as of December 31, 2002. We also hold restricted cash in Australian escrow accounts in the form of money market funds denominated in Australian dollars. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States dollar and the Australian dollar.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $17,773,000 at December 31, 2002, and to long-term debt held in Australian dollars in the amount of U.S. $1,432,000 at December 31, 2002. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of 9%. We also have deferred revenue, a portion of which is denominated in Australian currency. The portion of deferred revenue denominated in Australian currency was U.S. $16,875,000 at December 31, 2002. These restricted funds, long-term debt, and associated discount and deferred revenue are converted to U.S. dollars for financial reporting at the end of every reporting period. To the extent that the conversion results in gains or losses, such gains or losses will be shown in our statements of operations.

We do not have any purchased futures contracts or any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports thereon of Grant Thornton LLP dated January 24, 2003, and Arthur Andersen LLP dated January 18, 2002, are set forth on pages F-1 through F-18 hereof. See Item 14 for an index to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Party Transactions

The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to our definitive proxy statement for our 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2002.

Certain information with respect to our executive officers is set forth in Item 1 of this annual report under the caption “Executive Officers of the Registrant.” Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2002:

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

*3.2

Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated June 16, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999).

*3.3	Bylaws of the Company (incorporated by reference to Annex C to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999).

*4.1

Amended and Restated Rights Agreement dated as of January 31, 1997 and amended and restated on June 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

*10.1	Form of Master License Agreement of Syntroleum (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

+* 10.2

Form of Amended and Restated Indemnification Agreement between Syntroleum and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

+*10.3

Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Proxy Statement filed by the Company with the Securities and Exchange Commission on April 18, 2001).

+*10.4

Stock Option Plan for Outside Directors of Syntroleum (incorporated by reference to Appendix F to the Joint Proxy Statement/Prospectus filed by the Company with the Securities and Exchange Commission on July 6, 1998).

*10.5

Master Preferred License Agreement dated March 7, 1997 between Syntroleum and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.6

Master Preferred License Agreement dated April 10, 1997 between Syntroleum and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.7

Volume License Agreement dated August 1, 1997 between Syntroleum and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.8

Volume License Agreement dated February 4, 1998 between Syntroleum and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.9

Volume License Agreement dated January 12, 1998 between Syntroleum and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

+*10.10

SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10/A of the Company for the year ended December 31, 1997).

+*10.11

Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997).

+*10.12

Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997).

+*10.13

Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and Syntroleum (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253)).

*10.14	License Agreement dated April 26, 2000 between Syntroleum Corporation and

Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.15

License Agreement dated August 2, 2000 between Syntroleum Corporation and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.16

License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.17

A$Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.18

Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.19

Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.20

Letter Agreement dated August 3, 2000 between Syntroleum Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*10.21

Amendment No. 1 to Volume License Agreement dated October 11, 2000 between Syntroleum Corporation and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

+*10.22

Form of Employment Agreement between Syntroleum and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999).

+*10.23

Syntroleum Corporation 1993 Stock Option and Incentive Plan First Amendment and Restatement (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 18, 2001).

*10.24

Secured Promissory Note dated June 25, 2001 from Mark A. Agee to Syntroleum Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

*10.25

Security and Stock Pledge Agreement dated June 25, 2001 between Mark A. Agee and Syntroleum Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

*10.26

Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to Syntroleum Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

*10.27

Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and Syntroleum Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

*10.28

Participation Agreement between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002).

*10.29

Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.30	Secured Amended Promissory Note between Syntroleum Corporation and Marathon Oil Company dated February 1, 2003.

*10.31

Note Agreement dated June 7, 2002 between Syntroleum Corporation and Mark A. Agee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

*10.32

Separation Agreement dated June 12, 2002 between Syntroleum Corporation and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

*10.33

Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to Syntroleum Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002).

+*10.34

Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

+*10.35

Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

+*10.36

Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

+*10.37

Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002).

+*10.38

Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

+*10.39

Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

*10.40	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003).

*10.41	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003).

+10.42	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh.

+10.43	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh.

+10.44	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr.

21	Subsidiaries

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

Syntroleum Bolivia Holdings L.L.C. (a Delaware limited liability company)

Scout Development Corporation (a Missouri Corporation)

Scout Development Corporation of New Mexico (a Missouri Corporation)

BMA Resources, Inc. (a Missouri Corporation)

529 Partners, Ltd. (a Texas limited partnership)

Lot Development, Inc. (a Texas Corporation)

Carousel Apartment Homes, Inc. (a Georgia Corporation)

23	Consent of Grant Thornton LLP

99.1	Section 906 Certifications of Chief Executive Officer

99.2	Section 906 Certifications of Chief Financial Officer

*	Incorporated by reference as indicated.
+	Compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 8, 2002, we filed a Current Report on Form 8-K dated October 4, 2002, (information furnished not filed) announcing certifications of our financial statements by our Chief Executive Officer and Chief Financial Officer related to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 had been submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in correspondence to the Securities and Exchange Commission accompanying the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: March 31, 2003	By:	s/ John B. Holmes, Jr.
John B. Holmes, Jr. President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

s/ Kenneth L. Agee Kenneth L. Agee	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

s/ Kenneth R. Roberts Kenneth R. Roberts	Vice President of Finance, Planning and Administration and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

s/ Carla S. Covey Carla S. Covey	Vice President of Finance and Controller (Principal Accounting Officer)	March 31, 2003

s/ John B. Holmes, Jr. John B. Holmes, Jr.	Director	March 31, 2003

s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 31, 2003

s/ Frank M. Bumstead Frank M. Bumstead	Director	March 31, 2003

s/ Robert A. Day Robert A. Day	Director	March 31, 2003

s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 31, 2003

s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Director	March 31, 2003

s/ James R. Seward James R. Seward	Director	March 31, 2003

CERTIFICATIONS

I, Kenneth L. Agee, certify that:

1.	I have reviewed this annual report on Form 10-K of Syntroleum Corporation, a Delaware corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:   /s/ Kenneth L. Agee

        Kenneth L. Agee

        Chairman and Chief Executive Officer

CERTIFICATIONS

I, Kenneth R. Roberts, certify that:

1.	I have reviewed this annual report on Form 10-K of Syntroleum Corporation, a Delaware corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:   /s/ Kenneth R. Roberts

        Kenneth R. Roberts

        Vice President and Chief Financial Officer

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheet of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Syntroleum Corporation and subsidiaries as of and for the years ended December 31, 2001 and 2000, were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before revision, in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Syntroleum Corporation and subsidiaries as of and for the years ended December 31, 2001 and 2000, were audited by other auditors, who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement 123, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (i) comparing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing stock-based employee compensation expense (including any related tax effects) disclosed in those periods to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

GRANT THORNTON LLP

Tulsa, Oklahoma

January 24, 2003

(except with respect to the matters discussed in Note 18,

as to which the date is February 10, 2003)

The following audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 18, 2002 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP since January 18, 2002 nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

Report of Independent Public Accountants

To the Board of Directors and Stockholders

of Syntroleum Corporation:

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Tulsa, Oklahoma

January 18, 2002

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2002	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,611	$44,737
Accounts and notes receivable	4,431	1,795
Other current assets	1,384	661

Total current assets	20,426	47,193

REAL ESTATE UNDER DEVELOPMENT	2,674	3,028
RESTRICTED CASH	18,076	16,506
PROPERTY AND EQUIPMENT, net	2,844	34,049
NOTE RECEIVABLE	2,199	2,322
OTHER ASSETS, net	1,092	2,414

	$47,311	$105,512

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,729	$3,993
Accrued liabilities	1,071	435

Total current liabilities	6,800	4,428

LONG-TERM DEBT	1,432	1,190
CONVERTIBLE DEBT	4,466	—
OTHER NONCURRENT LIABILITIES	283	26
COMMITMENTS AND CONTINGENCIES
DEFERRED REVENUE	35,875	34,351
MINORITY INTERESTS	2,445	2,786

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000 shares authorized,no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 40,435 and 40,958 shares issued in 2002 and 2001, respectively, including shares in treasury	404	410
Additional paid-in capital	161,546	163,734
Notes receivable from sale of common stock	(100)	(599)
Notes receivable from officers secured by common stock	(1,441)	(1,595)
Accumulated deficit	(164,322)	(99,142)

	(3,913)	62,808
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity (deficit)	(3,990)	62,731

	$47,311	$105,512

The accompanying notes are an integral part of these consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
REVENUES:
Joint development revenue	$9,621	$2,239	$1,166
Real estate sales and other	1,959	4,486	4,842
Licensing revenue	—	—	2,000

Total revenues	11,580	6,725	8,008

COSTS AND EXPENSES:
Cost of real estate sales	1,301	1,447	3,646
Real estate operating expense	135	116	250
Pilot plant, engineering and research and development	28,164	21,908	18,520
Write down of Sweetwater plant	30,855	—	—
General and administrative and other	16,904	17,301	13,118

	77,359	40,772	35,534

INCOME (LOSS) FROM OPERATIONS	(65,779)	(34,047)	(27,526)

INVESTMENT AND INTEREST INCOME	1,063	4,226	4,432
OTHER INCOME (EXPENSE)	(149)	(1)	(17)
FOREIGN CURRENCY EXCHANGE	(83)	279	365

INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	(64,948)	(29,543)	(22,746)

MINORITY INTERESTS	(166)	(285)	64
INCOME TAXES	(66)	(472)	(2,486)

NET INCOME (LOSS)	$(65,180)	$(30,300)	$(25,168)

NET INCOME (LOSS) PER SHARE-
Basic and diluted	$(1.98)	$(0.91)	$(0.84)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,995	33,209	30,107

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Sale of Common Stock	Notes Receivable From Officers Secured by Common Stock	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE, December 31, 1999	34,669	$347	$68,935	$(699)	$—	$(43,674)	$(77)	$24,832
STOCK OPTIONS EXERCISED	499	5	2,513	—	—	—	—	2,518
CONSULTANT OPTIONS GRANTED	—	—	302	—	—	—	—	302
OTHER	(6)	—	(134)	100	—	—	—	(34)
COMMON STOCK ISSUANCE	5,650	56	92,242	—	—	—	—	92,298
NET INCOME (LOSS)	—	—	—	—	—	(25,168)	—	(25,168)

BALANCE, December 31, 2000	40,812	408	163,858	(599)	—	(68,842)	(77)	94,748
STOCK OPTIONS EXERCISED	146	2	19	—	—	—	—	21
CONSULTANT OPTIONS GRANTED	—	—	(143)	—	—	—	—	(143)
NOTES RECEIVABLE FROM OFFICERS	—	—	—	—	(1,595)	—	—	(1,595)
NET INCOME (LOSS)	—	—	—	—	—	(30,300)	—	(30,300)

BALANCE, December 31, 2001	40,958	410	163,734	(599)	(1,595)	(99,142)	(77)	62,731
CONSULTANT OPTIONS GRANTED	—	—	(51)	—	—	—	—	(51)
NOTES RECEIVABLE FROM OFFICERS	—	—	—	—	(1,141)	—	—	(1,141)
PAYMENT OF NOTES RECEIVABLE FROM OFFICERS	(523)	(6)	(2,137)	499	1,295	—	—	(349)
NET INCOME (LOSS)	—	—	—	—	—	(65,180)	—	(65,180)

BALANCE, December 31, 2002	40,435	$404	$161,546	$(100)	$(1,441)	$(164,322)	$(77)	$(3,990)

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,180)	$(30,300)	$(25,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in subsidiaries	(341)	(150)	(87)
Depreciation and amortization	795	925	993
Foreign currency exchange	1,649	(1,384)	—
Non-cash compensation expense	(51)	(143)	302
Equity in (earnings) losses of affiliates	855	(113)	145
Write down of Sweetwater plant	30,855	—	—
Changes in real estate held for sale and under development	354	312	2,674
Changes in assets and liabilities:
Accounts and notes receivable	(2,862)	(1,183)	(1,609)
Short-term investments	—	107	—
Other assets	(309)	(915)	(502)
Accounts payable	1,721	(1,196)	2,990
Accrued liabilities and other	893	(144)	58
Deferred revenue	—	—	25,520

Net cash provided by (used in) operating activities	(31,621)	(34,184)	5,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(392)	(3,658)	(25,793)
Decrease (increase) in restricted cash	10	(3,857)	(14,081)
Changes in investments and distributions from investment funds	—	3,240	218

Net cash used in investing activities	(382)	(4,275)	(39,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and option exercises	—	21	94,782
Minority interest investment	—	—	2,000
Proceeds from issuance of convertible debt	4,466	—	—
Proceeds from issuance of long-term debt	118	515	757
Notes receivable from officers secured by common stock	(1,141)	(1,595)	—

Net cash provided by (used in) financing activities	3,443	(1,059)	97,539

FOREIGN EXCHANGE EFFECT ON CASH	(1,566)	1,105	(365)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,126)	(38,413)	62,834
CASH AND CASH EQUIVALENTS, beginning of period	44,737	83,150	20,316

CASH AND CASH EQUIVALENTS, end of period	$14,611	$44,737	$83,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Common stock received as payment of officer note receivable	$2,143	$—	$—

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Reporting

The primary operations of Syntroleum Corporation and subsidiaries ( the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (gas-to-liquids or “GTL”) and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and will be used as part of the U. S. Department of Energy (“DOE Catoosa”) ultra-clean fuels project.

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which Syntroleum does not have a controlling interest are accounted for by the equity method. Investments in affiliated companies of less than 20 percent are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the Company’s joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 15) and the U.S. Department of Energy and the U.S. Department of Defense. All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. The Company expects to recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: 1) a site license agreement has been formally executed, 2) the license fee deposit has been paid in cash and 3) the Company has delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the Company’s indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow the Company to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, the Company has not delivered any PDP’s for initial licensed plants. The Company is under no obligation to return these deferred revenues except in the case in which a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Accounts Receivable

The majority of the Company’s accounts receivable are due from joint development agreements with licensees or from government contracts. Accounts receivable are due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible.

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

Impairment of Long-Lived Assets

The Company follows the provisions of Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company makes assessments of impairment on a project-by-project basis. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues of a project. No impairment provisions were required in 2001 or 2000. During 2002, the Company recorded a write down of approximately $31 million related to its suspended Sweetwater project (See Note 16.) The write down included costs associated with engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

Accounting for Guarantees

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Under FIN 45, the Company is required to record a liability for the fair value of the obligation undertaken in issuing the guarantees. Disclosures required by FIN 45 are included in these consolidated financial statements.

Segments

The Company acquired certain real estate assets in the merger with SLH Corporation (“SLH”) in 1998, which have since been sold, with the exception of the Company’s real estate development in Houston, Texas and the

Company’s investment in the Ambassador Hotel in Tulsa, Oklahoma. Management’s intent is to continue to liquidate these assets. Management does not intend to acquire additional real estate holdings. The Company’s primary operation is to commercialize its proprietary technology. Accordingly, management views the Company as having only one segment.

Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options to purchase 5,005,445; 3,844,161 and 3,114,347 shares of common stock at an average exercise price of $5.75; $10.40 and $10.43 were not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000, respectively, as inclusion of such options would be anti-dilutive.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company applies the disclosure-only provisions of Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148). Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three years in the period ended December 31, 2002 as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below, using the assumptions described in Note 14:

	December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss), as reported	$(65,180)	$(30,300)	$(25,168)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(4,557)	(6,973)	(3,442)

Pro forma net income (loss)	$(69,737)	$(37,273)	$(28,610)

Earnings (loss) per share:
Basic and diluted—as reported	$(1.98)	$(0.91)	$(0.84)
Basic and diluted—pro forma	$(2.11)	$(1.12)	$(0.95)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions

All of the Company’s subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities denominated in other currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred.

New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS 143 on its financial condition and results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. The Company’s adoption of SFAS 146 did not have a material impact on its financial condition or results of operations.

In December of 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure; an amendment of FASB Statement 123 (SFAS 148). This Statement amends SFAS 123 to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002. The Company has elected to continue following the disclosure only provision of SFAS 123, as amended by SFAS 148, and therefore the adoption of SFAS 148 did not have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 balance sheets to conform with the 2002 presentation. These reclassifications had no impact on total assets.

2. OPERATIONS AND LIQUIDITY:

Construction of Company-owned GTL plants would require significant capital expenditures. The Company has an effective registration statement for the proposed offering from time to time of shares of the Company’s common stock, preferred stock, debt securities, depository shares or warrants for an aggregate initial offering price of $250,000,000. The Company may obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or additional equity financing in the capital markets.

If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for these capital projects, as well as its research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

3. RESTRICTED CASH:

Restricted cash consists of $17,773,000 held in two escrow accounts denominated in Australian dollars and $303,000 pledged to secure a letter of credit, all of which are carried at fair value. The restricted Australian funds are held in the Company’s name in a custodian account with a major Australian financial institution and are restricted as to withdrawal (see Note 8 and 9). These funds are restricted as to use and can only be withdrawn with a valid drawdown notice signed by both the Company and the Commonwealth of Australia after certain conditions have been met related to the Sweetwater project. The Company has sole rights to all interest earned on these escrow balances, except after notice of default by the Company on the related notes payable. The Company is in discussions with the Commonwealth of Australia relating to the suspension of the Sweetwater project and related project funding. The funding will be returned to the Commonwealth if the Company cannot reach an agreement with the Commonwealth prior to August 2004.

4. PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income. Depreciation of property and equipment is computed on the straight–line method over estimated useful lives of three to thirty-nine years. Property and equipment consists of the following:

	December 31,
	2002	2001
	(in thousands)
Furniture and office equipment	$4,270	$3,969
Buildings	840	840
Land	118	118
Leasehold improvements	373	368
Catalyst materials	10,752	30,680
Construction in progress (See Note 8)	(9,829)	1,012

	6,524	36,987
Less-accumulated depreciation	3,680	2,938

	$2,844	$34,049

During 2000, the Company received $2 million from Methanex Corporation towards the cost of the engineering work being performed by a third party for the Sweetwater project. The $2 million contribution was recorded as a reduction in engineering costs for the Sweetwater plant during the second quarter of 2000.

5. NOTES RECEIVABLE RELATED TO COMMON STOCK:

During 2001, the Company loaned Kenneth Agee, the Company’s Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June of 2002, the Company made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6 percent, and was secured by the pledge of shares of the Company’s common stock that he owned and which had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75 percent. The renewal of the promissory note increased the amount available to be borrowed to $1,460,000. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. The current outstanding balance as of December 31, 2002 is $1,441,000 plus accrued interest.

Prior to 2001, the Company had entered into a note agreement with Mark Agee, the Company’s former President and Chief Operating Officer, in the amount of $595,000, for the purchase of the Company’s common stock. This note bore interest at the rate of 6.10%, matured in May 2004, and was secured by the pledge of the Company’s common stock. During 2001, the Company loaned an additional $1,295,000 to Mr. Agee. The proceeds of this loan were used by Mr. Agee to either reduce or repay third party margin account loans and thereby avoid the sale of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan with Mr. Agee was full recourse, matured in one year, bore interest at the rate of 6 percent, and was secured by the pledge to the Company by Mr. Agee of shares of the Company’s common stock, which he owned and which had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of the respective loans.

In June 2002, Mark Agee notified the Company that he could not deliver additional shares as collateral as required by his note agreements. Therefore, the Company declared default and exercised its right to take ownership of the existing collateral under the documents relating to loans from the Company to Mr. Agee. The Company received and retired 522,350 shares of the Company’s common stock, based on the Company’s common stock price on June 7, 2002 of $4.10, for full repayment of the outstanding notes and accrued interest of $2,143,000. The remaining shares that had been held as collateral by the Company were returned to Mr. Agee.

6. NOTE RECEIVABLE:

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. (“FRI”). The sale price of $3 million was paid by $750,000 in cash and a promissory note in the principal amount of $2,250,000, together with the assumption of the lease payments due under the ground lease. The note bears interest at the rate of 10 percent per annum and is payable in monthly installments of principal and interest based on a 20 year amortization, with the entire unpaid balance due in 10 years. The note is secured by a deed of trust covering the leasehold estate created by the ground lease on which the garage is located, as well as the parking garage and an assignment of leases. In December 2000, FRI, a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. FRI continues to make the monthly payments due on the note and the ground lease and has informed the Company that it intends to assume these obligations and continue making these payments until the sale of the casino and parking garage. The Company’s deed of trust contains a “due on sale” provision until the note is paid. After the note is paid, the Company’s deed of trust remains in effect to secure FRI’s performance of its obligations under the ground lease and provides that, in the event of the sale of the parking garage, any assignee of FRI must meet certain net worth requirements in order for FRI to assign the ground lease. On Monday, March 24, 2003, FRI, informed the Bankruptcy Court that it intended to reject its obligations under a certain Assumption and Assignment of Ground Lease with Scout Development Corporation (“Scout”) dated February 1, 2000. Pursuant to Section 365(g) of the Bankruptcy Code, FRI’s rejection of the ground lease obligations constitutes a breach (i) of the ground lease by FRI as of the date of the Bankruptcy Petition, (ii) the Assumption and Assignment Agreement and (iii) the underlying Note and Deed Trust executed by FRI in favor of Scout. Pursuant to the Supplemental Disclosure Statement and proposed Second Amended Plan of Reorganization (“Plan”), the rejection of the ground lease shall occur as of the effective date, which is no later than 120 days after confirmation of the Plan. The confirmation hearing for the proposed Plan is scheduled for April 21, 2003. Under the Supplemental Disclosure Statement and Plan, Scout is identified as an impaired unsecured creditor and a secured creditor. Accordingly, the Company is entitled to vote (either rejection or acceptance) on the Plan by virtue of our impaired unsecured claim. The Company is going to aggressively pursue our rights on the secured and unsecured claim up to and including foreclosing on the asset and assume the operations of the parking garage.

7. CONVERTIBLE DEBT:

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”), in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. The $5 million in Marathon cash contributions will be recorded as joint development revenue. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year. The Company has the right to prepay the note until May 31, 2003. At December 31, 2002, the Company had received $4 million of cash contributions, $3 million in Marathon personnel contributions and $4.5 million under the promissory note. Should the Company obtain capital for the project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest on the note. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into the Company’s stock at no less than $6 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The promissory note matures on June 30, 2004. The Company was in compliance with the provisions of the note as of December 31, 2002.

8. LONG-TERM DEBT:

In August 2000, a wholly-owned subsidiary of the Company entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth will make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to the Company in three advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth.

During 2000, the Company received the first advance and during 2001 the Company received the second advance of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) and AUD $12 million (approximately U.S. $6 million), respectively. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term amount reflects cash loan proceeds received in escrow from both the 2001 and 2000 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference, of $9.8 million, between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

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

10. PUBLIC OFFERING:

In July 2000, the Company completed the sale of 5,650,000 shares of common stock (including 400,000 shares of common stock pursuant to the exercise of a portion of the underwriter’s over-allotment option) pursuant to a public offering at a price to the public of $17.50 per share. The Company received net proceeds of approximately $92 million after the underwriting discount and offering expenses.

11. INCOME TAXES:

The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $144 million at December 31, 2002. The Company’s NOLs generally begin to expire in 2004. The Company recognizes the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate taxable income within the carry-forward period. The Company’s management has concluded that, based on the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred tax asset.

The Company has not recorded an income tax provision or benefit for the years ended December 31, 2002, 2001 and 2000. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $25,212,000, $12,226,000 and $11,983,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
NOL carry-forwards	$54,709	$33,834
Capital loss carry-forwards	140	1,614
Research and development credit	3,629	2,703
Deferred revenue	6,937	6,937
Investments	2,625	3,562
Catalyst materials	7,571	—
Other	912	2,602

	76,523	51,252
Deferred tax liabilities:
Depreciation	(113)	(66)
Other	(543)	(531)

Net deferred tax asset before valuation allowance	75,867	50,655
Valuation allowance	(75,867)	(50,655)

Net deferred tax assets	$—	$—

During 2002, 2001 and 2000, the Company made Australian withholding tax payments in the amount of $66,000, $472,000 and $2,486,000, respectively, for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth’s payment of advances under the loan agreement and by the Australian bank upon payments of interest on these monies. Under the Australian tax treaty with the U.S., the payor is required to withhold 10 percent on Australian sourced revenue and to remit it to the Australian tax authorities.

12. COMMITMENTS AND CONTINGENCIES:

The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2003 and 2023. Rental expense was $1,182,000 in 2002, $1,077,000 in 2001 and $866,000 in 2000. Total future minimum lease payments under these agreements as of December 31, 2002 are as follows:

Year	Amount
(in thousands)
2003	$543
2004	462
2005	440
2006	417
2007	387
Thereafter	5,412

The Company has entered into employment agreements which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $4,688,000 at December 31, 2002.

The Company is subject to contingent obligations under leases and other agreements incurred in connection with real estate activities and other operations conducted by SLH prior to its merger with Syntroleum. Through its merger with SLH, the Company acquired Scout Development Corporation (“Scout”). Scout is a successor guarantor on two sets of leases; a land lease and subleases in Hawaii and a land lease in Reno, Nevada.

The Hawaii obligations arise out of certain land leases and subleases that were entered into by Business Men’s Assurance Company of America (“BMAA”) and Bankers Life of Nebraska (now known as “Ameritas Life”) in connection with the development of the Hyatt Regency Waikiki Hotel (“Hyatt Hotel”). The Hyatt Hotel was subsequently sold and the land was subleased to the purchasing party. During 1990, in connection with the sale of BMAA, Lab Holdings, Inc. (“Lab Holdings”) gave an indemnity to the purchaser against liabilities that may arise from the subject leases. Also during 1990, Lab Holdings transferred its right title and interest to the subject leases to Scout. In the event that the Hyatt Hotel defaults on the leases, Scout could be liable for the lease obligations.

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed until 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that the 2008 (the first full year following the renegotiation) rent payments will be $5,812,000 per year. There are subsequent renegotiations in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, is $400,000,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. During 2001, the Hyatt Hotel had gross revenues of $84 million. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at December 31, 2002 or 2001.

Scout is also subject to lease obligations under a land lease for the Reno parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner. (See Note 6) This lease requires total lease payments of $7,000,000 and will expire in August 2023. The property is currently owned by FRI and they continue to make the ground lease payments monthly. Should FRI default on its obligations, then Scout would have rights to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at December 31, 2002 or 2001.

The Company’s license agreements require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum Process, acts or omissions by the Company in connection with the preparation of PDPs for licensee plants and performance guarantees related to plants constructed by licensees. Consistent with the Company’s revenue recognition policy disclosed in Note 1, all amounts received for license fees have been recorded as deferred revenue in the December 31, 2002 and 2001 consolidated balance sheets.

On September 30, 2002, a lawsuit was filed in the District Court for Tulsa County, Oklahoma against Syntroleum and Syntroleum Sweetwater Holdings Corp. (“SSHC”), a wholly-owned subsidiary of Syntroleum, by Silvertip Project Partners, Inc. (“Silvertip”), for itself and on behalf of Syntroleum Sweetwater Holdings (SSH). The petition claims that Silvertip is under contract to act as project manager of the Sweetwater Project and SSH was a partnership between SSHC and Silvertip. The petition alleges breach of contract for failing to make required capital contributions. It also alleges intentional interference with alleged contracts relating to the financing of the project; alleges breach of duties to Silvertip and the partnership; and alleges misrepresentations in connection with the project. The petition seeks unspecified damages in excess of $800 million. It also seeks declaratory judgment setting forth that, among other things, Silvertip is a four percent partner in the partnership, that SSHC is obligated to contribute $125 million for its interest in the partnership, that SSHC has failed to make the required contribution and that SSHC has improperly attempted to withdraw from the partnership. The petition also seeks to compel SSHC to assign its interest in the project to Silvertip’s designee and to provide other relief as the court may deem just. Silvertip does not indicate the manner in which the alleged damages were calculated or support the calculation with any documentation.

In November 2002, the Company filed a Motion to Dismiss as well as an Answer and Counterclaim. On December 5, 2002, the court denied Silvertip’s Motion for Temporary Injunction, and an Agreed Dismissal Without Prejudice of all claims was filed with the court on December 10, 2002. The Company vigorously denies the plaintiff’s allegations and, if the lawsuit is refiled, does not expect that the outcome of this matter will have a material adverse impact on its financial position or results of operations.

The Company and its subsidiaries are involved in other lawsuits that have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on the Company’s business or consolidated financial position. The Company cannot predict with certainty the outcome or effect of the litigation specifically described above or of any such other pending litigation. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement,

Mr. Agee resigned his position as the Company’s President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee’s then current salary of $230,000 and payment of Mr. Agee’s health benefits until January 2004. These benefits were expensed in the Company’s statement of operations during the year ended December 31, 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agrees to provide consulting services to the Company until May 2004 at no additional cost to the Company.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Company’s financial instruments at December 31 are summarized as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$14,611	$14,611	$44,737	$44,737
Accounts receivable	4,431	4,431	1,795	1,795
Restricted cash	18,076	18,076	16,506	16,506
Note receivable	2,199	2,177	2,322	2,447
Notes receivable from sale of common stock	100	100	599	599
Notes receivable from officers	1,441	1,441	1,595	1,595
Long-term debt	1,432	1,285	1,190	1,190
Convertible debt	4,466	4,439	—	—

The fair value of the cash and cash equivalents, restricted cash and accounts receivable approximates cost because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable, long-term debt and convertible debt were calculated by discounting scheduled cash flows using estimated market discount rates.

14. STOCK OPTIONS:

The Company maintains stock option and incentive plans for employees and directors and has reserved 8,107,211 shares of common stock for issuance under the employee and director plans and individual stock option awards, including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (332,827 as of December 31, 2002) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100 percent of fair market value of the common stock at the date of grant. Options granted vest at a rate determined by the Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 2002, 1,611,994 shares were available for granting future options.

The number and exercise price of stock options granted are as follows:

	Shares Under Option	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 1999	2,721,925	$7.44
Granted at market price	908,955	16.26
Granted at price exceeding market	58,284	12.37
Exercised	(506,331)	5.16
Expired	(68,486)	9.59

OUTSTANDING AT DECEMBER 31, 2000	3,114,347	10.43
Granted at market price	1,046,525	8.70
Exercised	(242,616)	3.66
Expired	(74,095)	9.57

OUTSTANDING AT DECEMBER 31, 2001	3,844,161	10.40
Granted at market price	2,317,245	1.98
Granted at price exceeding market	300,000	1.54
Expired	(1,455,961)	11.17

OUTSTANDING AT DECEMBER 31, 2002	5,005,445	$5.75

The following is a summary of stock options outstanding as of December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.40 - $1.70	2,365,500	$1.59	9.77	333,334	$1.55
$3.19 - $5.75	894,646	4.24	4.28	845,983	4.18
$6.05 - $13.85	908,237	8.24	6.74	624,504	8.17
$14.81 - $20.29	837,062	16.43	6.69	591,993	16.71

	5,005,445	$5.75		2,395,814	$7.95

The weighted average per share fair value at date of grant for options granted during 2002, 2001 and 2000 was $1.41, $6.41 and $12.32 per share, respectively. The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0 percent	0%	0%
Expected volatility	95%	93%	98%
Risk-free interest rate	3.02%	4.48%	5.78%
Expected life	5 yrs.	5 yrs.	5 yrs.

15. SIGNIFICANT CUSTOMERS:

Substantially all of the Company’s joint development revenue for the three years ended December 31, 2002, was from several major oil companies for joint development work conducted in the Company’s research and development facilities, at the pilot plant located at ARCO’s Cherry Point Refinery in Cherry Point, Washington, the Department of Energy Project at the Port of Catoosa and in connection with the conduct of several feasibility studies with various companies. In addition, since 1996 the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $36 million and rights to certain technologies in connection with these license agreements.

Under these license agreements, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum Process. Generally, the amount of the license fee for site licenses issued under the Company’s master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of (i) the annual maximum design capacity of the plant, (ii) an assumed life of the plant and (iii) the Company’s per barrel royalty rate. Initial cash deposits under the Company’s license agreements are credited against future site license fees (see Note 1).

16. SWEETWATER PROJECT:

In early 2000, the Company began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquified natural gas (LNG) facility on the Burrup Peninsula of Western Australia, that the Company refers to as the Sweetwater plant. This site was selected after receiving a financial commitment from the Commonwealth of Australia. The plant was designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins using a fixed tube reactor design, which produces a high yield of the desired products with high wax content.

The Company’s engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, the Company announced the suspension of its Sweetwater project. The Company had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt, as well as equity financing from third parties, together with the Company’s own equity contribution. However, after evaluating the alternatives, the Company determined that there was insufficient economic support to continue pursuing the plant. In connection with the suspension of the project, the Company expensed approximately $31 million of costs previously capitalized as property and equipment in the consolidated balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

17. STOCKHOLDER RIGHTS PLAN:

Each outstanding share of the Company’s common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company’s Board of Directors in March 1997. The rights entitle the holder to buy one-sixth of one one-hundredth of a share of junior preferred stock at a price of $125 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for 25 percent or more of the common stock of the Company. If either of these events occur, each right will entitle the holder (other than a holder owning more than 25 percent of the outstanding stock) to buy the number of shares of the Company’s common stock having a market value two times the exercise price of $125 per share. The rights may be redeemed by the Company for $0.01 per right until a person or group has acquired 25 percent of the Company’s stock. The rights expire January 2007.

18. SUBSEQUENT EVENTS:

On February 10, 2003, the Company sold in a private placement, one million shares of its common stock for $3 million, or $3 per share. The transaction also included a warrant to purchase an additional one million shares of the Company’s common stock at an exercise price of $6 per share, with expiration on December 31, 2004. The Company expects to use the net proceeds from the offering for working capital and general corporate purposes.

Subsequent to December 31, 2002, the Company granted an aggregate of 324,828 options to purchase shares of common stock to directors and employees at an average exercise price of $2.05.

19. QUARTERLY DATA (UNAUDITED):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2002
Net sales	$1,083	$4,226	$3,887	$2,384
Operating (loss) income	(7,147)	(7,118)	(40,182)	(11,332)
Net income (loss)	(6,785)	(6,931)	(40,325)	(11,139)
Basic and diluted EPS	$(0.20)	$(0.21)	$(1.23)	$(0.34)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2001
Net sales	$1,394	$715	$3,049	$1,567
Operating (loss) income	(7,851)	(9,638)	(7,816)	(8,742)
Net income (loss)	(6,073)	(9,056)	(7,128)	(8,043)
Basic and diluted EPS	$(0.18)	$(0.27)	$(0.21)	$(0.25)