Form 10-Q
period 2003-03-31
SYNTROLEUM CORP
filed 2003-05-14
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒ (See Explanatory Note on page i of this report.)

At May 1, 2003, the number of outstanding shares of the issuer’s common stock was 33,760,357.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

EXPLANATORY NOTE

At June 28, 2002, the aggregate amount of the Company’s common stock held by non-affiliates of the Company was approximately $59,557,951 based on the closing price of such stock on such date of $2.88 per share (assuming solely for this purpose that all of the Company’s directors, executive officers and 10% stockholders are its affiliates.) The Company had incorrectly reported this amount in its Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (GTL) plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our 2000 public offering of common stock, anticipated revenues, the sale of and costs associated with our real estate inventory and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include risks that the cost of designing, constructing and operating commercial-scale GTL plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, GTL plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for GTL plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our ability to implement corporate

i

strategies, competition, intellectual property risks, our ability to obtain necessary financing and other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,564	$14,611
Accounts and notes receivable	4,572	4,431
Other current assets	1,132	1,384

Total current assets	20,268	20,426
REAL ESTATE HELD FOR SALE	2,502	2,674
INVESTMENTS	185	217
RESTRICTED CASH	19,791	18,076
PROPERTY AND EQUIPMENT, net	2,709	2,844
NOTES RECEIVABLE	2,183	2,199
OTHER ASSETS, net	881	875

	$48,519	$47,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,143	$5,729
Accrued liabilities	970	1,071

Total current liabilities	7,113	6,800
LONG-TERM DEBT	1,611	1,432
OTHER NONCURRENT LIABILITIES	283	283
CONVERTIBLE DEBT	12,774	4,466
COMMITMENTS AND CONTINGENCIES
DEFERRED REVENUE	41,603	35,875
MINORITY INTERESTS	2,443	2,445
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 41,435 and 40,435 shares issued in 2003 and 2002 respectively, including shares in treasury	414	404
Additional paid-in capital	164,538	161,546
Notes receivable from sale of common stock	(100)	(100)
Notes receivable from officers secured by common stock	(1,441)	(1,441)
Accumulated deficit	(180,642)	(164,322)

	(17,231)	(3,913)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	(17,308)	(3,990)

	$48,519	$47,311

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002
REVENUES:
Joint development revenue	$795	$639
Real estate sales	704	444

Total revenues	1,499	1,083

COST AND EXPENSES:
Cost of real estate sales	458	332
DOE Catoosa project	10,802	344
Pilot plant, engineering and research and development	2,315	3,829
General and administrative and other	4,192	3,725

INCOME (LOSS) FROM OPERATIONS	(16,268)	(7,147)
INVESTMENT AND INTEREST INCOME	312	435
INTEREST EXPENSE	(215)	—
OTHER INCOME (EXPENSE)	(7)	—
FOREIGN EXCHANGE GAIN (LOSS)	(64)	(26)

INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES	(16,242)	(6,738)
MINORITY INTERESTS	(58)	(33)
INCOME TAXES	(20)	(14)

NET INCOME (LOSS)	$(16,320)	$(6,785)

NET INCOME (LOSS) PER SHARE—
Basic and diluted	$(0.48)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,694	33,282

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Note Receivable From Sale Of Common Stock	Note Receivable From Officers Secured by Common Stock	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2002	40,435	$404	$161,546	$(100)	$(1,441)	$(164,322)	$(77)	$(3,990)
ISSUANCE OF COMMON STOCK AND WARRANTS	1,000	10	2,990	—	—	—	—	3,000
CONSULTANT OPTIONS GRANTED	—	—	2	—	—	—	—	2
NET INCOME (LOSS)	—	—	—	—	—	(16,320)	—	(16,320)

BALANCE, March 31, 2003	41,435	$414	$164,538	$(100)	$(1,441)	$(180,642)	$(77)	$(17,308)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,320)	$(6,785)
Adjustments to reconcile net income (loss) to net cash used in operations:
Minority interest in subsidiaries	58	(13)
Depreciation and amortization	169	211
Foreign currency exchange	1,769	708
Non-cash compensation expense	2	(54)
Loss on sale of property and equipment	7	—
Changes in real estate held for sale and under development	172	1,272
Changes in assets and liabilities—
Accounts and notes receivable	(141)	(79)
Other assets	246	10
Accounts payable	414	52
Accrued liabilities and other	(101)	(36)
Deferred revenue	4,102	—

Net cash used in operating activities	(9,623)	(4,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48)	(107)
Proceeds from sale of property and equipment	23	—
Change in restricted cash	(8)	43
Changes in investments and distributions from investment funds	32	286

Net cash provided by (used in) investing activities	(1)	222

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants and option exercises	3,000	—
Proceeds from issuance of debt	8,342	27
Minority interest distribution	(60)	—

Net cash provided by financing activities	11,282	27

FOREIGN EXCHANGE EFFECT ON CASH	(1,705)	(682)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47)	(5,147)
CASH AND CASH EQUIVALENTS, beginning of period	14,611	44,737

CASH AND CASH EQUIVALENTS, end of period	$14,564	$39,590

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$20	$14

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1. Basis of Reporting

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (gas-to-liquids or “GTL”) and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and will be used as part of the U. S. Department of Energy ultra-clean fuels project (“DOE Catoosa Project”).

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC under the Securities Exchange Act of 1934.

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

2. Operations and Liquidity

Construction of GTL plants in which the Company owns an interest would require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. The Company may also seek debt or additional equity financing in the capital markets. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

3. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 5,003,057 shares of common stock at an average exercise price of $5.38 and 3,898,533 shares of common stock at an average exercise price of $10.30 were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, because inclusion of these options would be anti-dilutive.

4. Stock-Based Compensation

The Company has stock-based employee compensation plans for employees and directors. The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three months ended March 31, 2003 and 2002, as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(16,320)	$(6,785)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(814)	(1,954)

Pro forma net income (loss)	$(17,134)	$(8,739)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.48)	$(0.20)
Basic and diluted—pro forma	$(0.51)	$(0.26)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2003	March 31, 2002
Expected dividend yield	0%	0%
Expected volatility	130%	95%
Risk-free interest rate	2.85%	4.49%
Expected life	5 yrs.	5 yrs.

5. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company’s adoption of SFAS 143 did not have a material impact on its financial condition or results of operation.

6. Note Receivable

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. (“FRI”) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000, which is secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. The note bears interest at the rate of 10 percent per annum (based on a twenty-year amortization) and is payable in monthly installments of principal and interest, with the entire unpaid balance due in ten years. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease to G&S Investment Company. FRI’s obligations under the

Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”). Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

In April 2003, FRI filed a Second Amended Plan of Organization, as modified (the “Plan”), under which FRI assumed its obligations under the Assumption and Assignment of Ground Lease. On April 21, 2003, the Bankruptcy Court confirmed the Plan. An order confirming the Plan was lodged with the Bankruptcy Court, but as of May 13, 2003, has not been approved and entered by the Bankruptcy Court. The Plan contemplates a debt for equity swap with the senior secured noteholders so that the noteholders will own all of the equity of FRI as of the effective date of the Plan, which is no more than 120 days after entry of the order confirming the Plan (the “Effective Date”). The new management of FRI will have 120 days from entry of a confirmation order to obtain the necessary gaming licenses to operate FRI. If new management of FRI does not obtain the necessary gaming licenses, the FRI will have to close its gaming operations and the Plan will not go into effect.

If the Plan goes into effect, on the Effective Date, FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI will issue a new note (the “New Note”) in the amount of the current principal amount less any principal payments made by FRI, including the $50,000 payment, on the same terms and conditions as the February 1, 2000 promissory note, except that the maturity date will be accelerated to three years after the Effective Date of the Plan and the interest rate will be five percent with a 16-year amortization from the Effective Date. FRI will execute an amended and restated deed of trust under the same terms and conditions as the current deed of trust. To ensure that FRI continues to meet its payment obligations under the current note and the Assumption and Assignment of Ground Lease, the Bankruptcy Court entered an order on April 21, 2003 granting stay relief to the Company to record a notice of default and seek the appointment of a receiver if FRI defaults on its payment obligations under the note or ground lease obligations and fails to cure its default within five days after written notice of such default has been provided to counsel for FRI and counsel for the senior secured noteholders of FRI. The Company will continue to closely monitor the payments made by FRI to ensure that, should a default occur, notice of default will be properly provided. Management believes that the Company will ultimately collect the balance of the note receivable, and accordingly the Company has not recorded any reserve as of March 31, 2003.

7. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year. The Company has the right to prepay the note up to May 31, 2003. At March 31, 2003, the Company received reimbursement of $5 million of project costs, $3 million in personnel contributions and $12.8 million under the promissory note from Marathon. Should the Company obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The promissory note matures on June 30, 2004. Under this agreement, Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of March 31, 2003.

8. Sale of Common Stock and Warrants

On February 10, 2003, the Company sold in a private placement one million shares of its common stock and warrants to purchase additional shares of common stock for a total of $3 million. The warrants allow for the purchase an additional one million shares of the Company’s common stock at an exercise price of $6.00 per share, with expiration on December 31, 2004. The Company may call the warrants for redemption at any time after the average market value of the Company’s common stock for 20 consecutive trading days immediately preceding the call date exceeds $12.00 per share. The warrants provide for settlement upon exercise through the issuance of the Company’s common stock. These warrants had a fair market value of approximately $961,000 at the date of issuance and have been recorded as additional paid-in capital in the accompanying financial statements.

9. Reclassifications

Certain reclassifications have been made to the 2002 statement of operations to conform to the 2003 presentation. These reclassifications had no impact on net income (loss).

10. Footnotes Incorporated by Reference

Certain footnotes are applicable to the financial statements, but would be substantially unchanged from the footnotes presented in the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC, and are incorporated herein by reference as follows:

Note	Description
1.	Summary of Significant Accounting Policies
2.	Operations and Liquidity
3.	Restricted Cash
4.	Property and Equipment
5.	Notes Receivable Related to Common Stock
8.	Long-Term Debt
9.	Licensing Activity
11.	Income Taxes
12.	Commitments and Contingencies
13.	Fair Value of Financial Instruments
14.	Stock Options
15.	Significant Customers
16.	Sweetwater Project
17.	Stockholder Rights Plan

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2002 (including our audited financial statements and the accompanying notes).

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (GTL) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “the Syntroleum Process,” to others for the production of fuels. We anticipate that the Syntroleum Process will be an attractive solution in many instances where there are natural gas reserves, including flared gas, that are not economic to produce using traditional technology. We intend to pursue short-term cash flow with prospects for gas monetization projects. These projects may initially involve gas field development in concert with conventional cryogenic gas processing technologies and, later, evolve into integrated projects that would encompass GTL activities. These activities would allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

We are directing our efforts to pursue what we see as our best opportunities for developing meaningful revenue streams in the future. Our efforts have focused on the following:

1.	We believe that we have taken substantial measures to secure our near term survival by reducing our costs compared to prior years and actively marketing a number of our non-core assets, such as our real estate investments, although our longer-term survival, particularly after 2004, will depend on our ability to obtain additional revenues or financing;

2.	We believe we have a competitive advantage in our technology by our use of air in the conversion process compared to other technologies that use pure oxygen, thereby reducing the capital costs of plants and avoiding the safety risks associated with pure oxygen;

3.	We have a large inventory of projects in various areas including Australia, Bolivia, Cameroon, the Middle East and the Russian Federation;

4.	We are seeking to execute our best projects in a way that will result in positive cash flows, currently placing an emphasis on near-term cash-flow projects and projects we believe have the best chance of going forward in the relatively near future with the greatest return on investment potential.

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

We believe the key advantages of our technology over traditional technologies are (1) the use of air in the conversion process, which is inherently safer than the requirement for pure oxygen in other GTL technologies and (2) the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce capital and operating costs of GTL plants based on the Syntroleum Process and permit smaller plant sizes, including mobile plants that could be mounted on barges and ocean-going vessels. Based on demonstrated research, we believe the Syntroleum Process can be economically applied in GTL plants with throughput levels from less than 10,000 to over 100,000 barrels per day (b/d). We believe the advantages afforded by the Syntroleum Process together with the large worldwide resource base of stranded natural gas and underutilized coal reserves provide significant market opportunities for the use of this technology by us and our licensees in the development of commercial GTL plants. While we have not yet built a commercial-scale GTL plant based on the

Syntroleum Process, we have successfully demonstrated numerous elements and variations of the Syntroleum Process in demonstration plant operations and laboratory tests.

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have active projects under development with current licensees Ivanhoe Energy, Inc., Marathon Oil Company (Marathon) and Repsol-YPF, S.A. Additionally, we have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd. as a preferred engineering provider.

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

Operating Revenues

During the periods discussed below, our revenues were primarily generated from sales of real estate holdings owned by our predecessor, SLH Corporation (SLH), prior to our merger with SLH and reimbursement for research and development activities associated with the Syntroleum Process. In the future, we expect to receive revenue relating to the Syntroleum Process from sales of products from or fees for the use of GTL plants in which we will own an equity interest, catalyst sales, licensing and revenues from research and development activities carried out with industry partners.

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

GTL Plant Revenues. We intend to develop GTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., synthetic fuels, lube base oils, process oils, waxes, drilling fluid and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial partners in order to finance and operate these plants. We anticipate that our GTL plants will include partners who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (PDP) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2 million recorded as revenue in connection with option expirations, these amounts have been recorded in deferred revenue. Our obligations under these license agreements, are to allow the use of the technology, provide access to engineering services to generate a PDP package at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin expiring in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

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

Real Estate Sales Revenues. As of March 31, 2003, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 88 residential lots known as the “Houston Project.” This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at March 31, 2003 of approximately $2.5 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated. We are currently in negotiations to sell our interest in the Houston real estate partnership. We intend to close this sale by the end of the second quarter of 2003; however, we can provide no assurance that we will be able to close a transaction to sell our interest.

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

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater project, and in an effort to conserve working capital, we plan to decrease our operating expenses compared to prior years while continuing to fund our most critical research and development and project development activities. As a result of workforce reductions, project completions and reduced operating costs related to lower staffing levels, we currently expect our net cash outflows for 2003 to be approximately half of our net cash outflows for 2002. We expect to continue to work on the DOE Catoosa Project in 2003, which will cause our operating cash outflows to increase compared to 2002 amounts. However, these operating cash outflows will be completely offset by outside funding by the DOE and Marathon included in our financing cash flows. Our expectation for cash outflows for 2003 could change if we accelerate our development of a commercial project. During the first quarter of 2003, we recorded $469,000 of severance expense related to our cost reduction measures. All severance payments related to our staff reduction during the first quarter of 2003 will be fully paid by September 2003. Severance payments related to our staff reduction during the fourth quarter of 2002 will be fully paid by October 2004.

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

Results Of Operations

Our primary research and development projects during the first quarter of 2003 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. We expensed $10.8 million during the first quarter of 2003 in connection with the installation of major equipment modules for our DOE Catoosa Project. Since this project is not currently for commercial operations, these costs have been recorded as expense in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Marathon reimburses these expenses through a $21.3 million promissory note, advances on which are recorded as convertible debt on our consolidated balance sheet. Additionally, the DOE funds a portion of these expenses. Of the $2.3 million in expenses for pilot plant, engineering and research and development during the first quarter of 2003, approximately $632,000 directly related to the operation of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on our advanced moving bed technology. This unit began operating during the fourth quarter of 2002 and will enable us to provide quality control for commercial catalyst manufacturing and project-specific engineering support. In addition, an aggregate of $1.7 million of expenses incurred during the first quarter of 2003 related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants. During the past six years we have continually expanded our research and development and pilot plant facilities. Because these expenditures have been accounted for as research and development expenses, they are not recorded on our balance sheet. However, they provide valuable data to both our licensees and us.

These facilities include the following locations and equipment:

•	Syntroleum Laboratory—This laboratory houses nine fixed bed reactors, four fluid bed reactors and seven continuous stir reactors as well as 12 catalyst characterization units and seven catalyst preparation units.

•	Syntroleum Technology Center—This facility houses much of our research and development equipment including our Synfining Refining Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the Department of Defense (DOD) and a consortium of Japanese automobile manufacturers. This facility is also home to our isomerization laboratory, our products laboratory, our distillation laboratory and our gas chromatography laboratory

•	Syntroleum Pilot Plant—The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit; which is utilized in demonstrating process performance and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. We also have a Fischer-Tropsch laboratory located at this facility that includes four fixed bed reactors and two continuous stir reactors.

•	Syntroleum DOE Catoosa Project—This facility is currently under construction and will house a 100 b/d plant that will produce products for the DOE. This facility is anticipated to be online in the third quarter of 2003.

We continued to work on our DOE Catoosa Project during the first quarter of 2003, which was announced during 2001. During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we announced preliminary approval in October 2000. In May 2002, we signed a Participation Agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility is the basis for construction of a new GTL facility expected to produce up to approximately 100 b/d of synthetic product. Procurement and construction for the project is currently underway, with fuel deliveries expected to commence in the third quarter of 2003. Funding received from the DOE during 2003 will be recorded in deferred revenue until the shipment of the finished fuels products. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59 million, funded by $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. Completion of the project is subject to continued congressional appropriation of project funds. On February 24, 2003, the government approved the appropriation for budget period three of the project in the amount of $4.5 million. To date three out of the four budget periods have been approved. The next budget period will be December 15, 2003 through December 31, 2005 and will include expected funding of approximately $2 million. Construction of this project will be subject to the risks of delay inherent in any large construction project.

In January 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002 we signed a contract with the DOD to participate in the program, which will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We will receive $2.3 million under the terms of the contract for providing design for a marine-based fuel-production plant using our GTL technology and for providing 18 drums of fuel. We invoiced a total of $1,260,000 of this amount through the end of the first quarter of 2003. The contract requires us to deliver a quantity of synthetic fuel for military evaluation and testing, perform the initial design of a flexible JP-8 pilot plant for the generation of synthetic fuel that can be fielded on mobile marine platforms and to generate an initial concept for a modular mobile plant for land based operation.

During January 2003, we completed manufacture and delivery of a quantity of synthetic “single battlefield fuel” under our contract with the U.S. Army, under the direction of the DOD, which was announced on September 19, 2002. These fuels were produced at our Syntroleum Technology Center in our Refining Process Unit, and revenues of approximately $529,000 from the sale of these fuels has been recorded as joint development revenue in our consolidated statement of operations for the first quarter of 2003. The synthetic jet fuel was converted from natural gas via our GTL technology and formulated to interchange with JP-8, which is the U.S. military’s single battlefield fuel for aircraft and ground equipment under current defense policy. The purpose for the fuel is to allow the military to test performance characteristics of the synthetic fuel under a wide variety of vehicle and engine test conditions. We are currently pursuing other opportunities with the DOD. These projects would be contingent on obtaining additional government funding.

Syntroleum acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, in late 2001 with a 5% partner, BPZ & Associates, Inc. (BPZ). Previous concession holders drilled six exploratory wells in the 1,155 square mile block, five of which discovered oil, natural gas and gas condensate. Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We also contracted with William Cobb & Associates in Dallas for an assessment of both proven gas reserves and a geological/geophysical evaluation of potential exploration prospects in the southern portion of Block Z-1. Our most current assessment of Block Z-1 indicates that previously existing gas reserves are too small to support a GTL investment. However, our analysis of Block Z-1 did additionally identify two large prospects and we are currently seeking one or more partners to define and drill these prospects. We are currently engaged in discussions with potential partners for joint exploration/exploitation efforts to fulfill the requirement under our Block Z-1 license agreement with the government of Peru. This agreement allows for us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the work program, which requires a commitment of at least $300,000. This amount is provided by a letter of credit secured by restricted cash of $305,000. We have until January 2004 to enter work program two which requires a minimum commitment of $1,300,000. The exploration period expires on December 30, 2008. Upon declaration of commerciality at any time during the exploration phase, the license contract is automatically extended to a total period of 40 years.

During February 2003 after discussions with Chevron-Texaco, we mutually agreed to end our license agreement that was originally signed by Texaco in 1996 and that had been inactive for several years. All of the obligations by Chevron-Texaco for confidentiality and protection of our intellectual property remain in effect.

In November 2002, we announced the signing of two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia. The first project would be a 13,000 b/d plant in central Bolivia to produce clean diesel for the local market. The second project would be a 90,000 b/d plant, located in southern Bolivia near the border with Argentina, which would produce ultra-clean fuels and other products primarily for export. The assessment study for the smaller plant, which would be located in central Bolivia near the gas production, is near completion. The study for the larger plant, which would be located in Tarija, on the northern border of Argentina, will begin during the second quarter of 2003. Both plants would use the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. If the projects go forward upon completion of the assessment studies, we and Repsol-YPF will determine our individual equity participation. Either we or Repsol-YPF would have the right to sell down our respective equity interests or transfer interests between ourselves, as may be mutually agreed. The memorandum of understanding with respect to the larger plant will expire in October 2003, or earlier if Repsol-YPF and we either agree to proceed with the project or abandon the project. The memorandum of understanding with respect to the smaller plant expired on February 26, 2003 and we are currently working with Repsol-YPF to modify this agreement. There can be no assurance that either of these projects will go forward.

In March 2003, we also entered into four separate agreements for development in the Russian Federation. These encompass a feasibility study for Yakutgazprom in connection with constructing a GTL plant in the Republic of Sakha, a joint-venture enterprise with the Evenk Autonomous District in Evenkiya region, an investment analysis study for OAO Gazprom and VNIIGAZ for constructing multiple GTL facilities in Russian Federation gas fields, and an economic assessment for Lukoil Overseas for developing associated gas processing and power production projects in the Verkhnekam and Pechora oil fields.

We are also participating in other projects, including the $3 billion Victorian Power and Liquids Project being developed by APEL in Australia and the development of the offshore MLHP-4 block in Cameroon, West Africa with EurOil.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $795,000 in the first quarter of 2003, up $156,000 from the first quarter of 2002 when they were $639,000. The increase was primarily due to the DOD JP-8 (single battlefield fuel) Pilot Plant program.

Real Estate Sales Revenue. Revenues from the sale of real estate were $704,000 in the first quarter of 2003, up $260,000, from the first quarter of 2002 when they were $444,000. The increase resulted from a larger number of lot sales from our Houston real estate partnership during 2003 as compared to 2002. Real estate sales revenues should, in general, decrease in the future as our remaining real estate inventory is sold.

Cost of Real Estate. The cost of real estate sold was $458,000 in the first quarter of 2003, up $126,000 from $332,000 in the first quarter of 2002. This increase resulted from a larger number of lot sales from our Houston real estate partnership during 2003 as compared to 2002.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $10,802,000 during the first quarter of 2003, an increase of $10,458,000 compared to the $344,000 of expenses incurred during the first quarter of 2002. The increase in these expenses is a result of the installation of major equipment modules. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,315,000 in the first quarter of 2003, down $1,514,000 from the first quarter of 2002 when these expenses were $3,829,000. The decrease was primarily the result of the completion of the construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

General and Administrative Expense. General and administrative expenses were $4,192,000 in the first quarter of 2003, up $467,000 from the first quarter of 2002 when these expenses were $3,725,000. The increase is attributable primarily to the recording of $469,000 of severance costs for lay-offs occurring in February 2003.

Investment and Interest Income. Investment and interest income was $312,000 in the first quarter of 2003, down $123,000 from the first quarter of 2002 when this income was $435,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

Interest Expense. Interest expense was $215,000 during the first quarter of 2003. This interest expense is primarily related to the Marathon convertible debt. The only form of repayment for this interest is through credits against future license fees or conversion into our common stock at no less than $6.00 per share. There was no convertible debt as of March 31, 2002.

Other Expense, Foreign Exchange and Minority Interests. Other expenses, including foreign exchange loss and minority interest was $129,000 in the first quarter of 2003, compared to $59,000 during the first quarter of 2002. This increase of $70,000 is the result of an increased foreign exchange loss from our cash holdings in Australia and minority interest expense related to our Houston Project.

Provision for Income Taxes. Income tax expense was $20,000 in the first quarter of 2003, an increase of $6,000 from the first quarter of 2002 when income tax expense was $14,000. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first quarter of 2003 and the first quarter of 2002 and did not recognize an income tax benefit for these losses.

Net Income (Loss). In the first quarter of 2003, we experienced a loss of $16,320,000. The loss was $9,535,000 higher than in the first quarter of 2002 when we experienced a loss of $6,785,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2003, we had $14,564,000 in cash and short-term investments, including $1,931,000 specifically designated to the DOE Catoosa Project. Our current liabilities totaled $7,113,000, including approximately $4,830,000 of reimbursable costs related to the DOE Catoosa Project, $202,000 related to the DOD project, and $467,000 related to severance payments to be made over the next year. Our long-term debt as of March 31, 2003 was $1,611,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia, which are held in escrow (AUD $20 million, which is approximately U.S. $12 million) and which are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received and the originally discounted long-term debt amount of $1,190,000 has been recorded as a reduction in property and equipment on the balance sheet. The long-term debt amount reflected for these proceeds, excluding the effect of currency exchange rate fluctuations, will increase over time as the remaining term of the loan declines. Should the conditions under the loan agreement relating to the financing, construction and completion of the Sweetwater Plant not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. We are currently in discussions with the Commonwealth regarding the suspension of the Sweetwater project and the related project funding. These funds are currently held in escrow, and we have the rights to the interest earned on these funds. If we are unable to reach a favorable agreement with the Commonwealth of Australia, the funds will be returned in August 2004.

In February 1999, we loaned Paul F. Schubert, previously our Vice President of Research and Development, $29,335. In September 1999, we loaned Mr. Schubert an additional $30,000. These notes were unsecured and bore interest rates of 5.18% and 5.98%, respectively. The initial note matured on February 25, 2003, on which date Mr. Schubert settled the note by paying $35,221 in principal and interest. The second note matures on September 14, 2003; however, on April 11, 2003, Mr. Schubert left the Company and in connection with his separation from the Company, this note was forgiven.

At March 31, 2003, we had $12,774,000 in convertible debt relating to our loan agreement with Marathon. Under this agreement, we can borrow up to $21.3 million for costs relating to the DOE Catoosa Project. The note bears interest at a rate of eight percent per year. We have the right to prepay the note until May 31, 2003. If we obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The promissory note matures on June 30, 2004. Under this agreement, Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into our stock at no less than $6.00 per share. The promissory note is secured by a mortgage in the assets of the project. The purpose of this mortgage is to allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. At March 31, 2003, we were in compliance with the note agreement. With this note agreement, the project is fully funded. The entire project represents a commitment of approximately $59 million, funded $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the previously expensed Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and the $21.3 million promissory note between Marathon and us. The excess funding will apply to any contingencies on the project.

On February 10, 2003, we sold in a private placement one million shares of our common stock and warrants to purchase additional shares of common stock for a total of $3 million. The warrants allow for the purchase an additional one million shares of our common stock at an exercise price of $6.00 per share, with expiration on December 31, 2004. We may call the warrants for redemption at any time after the average market value of our common stock for 20 consecutive trading days immediately preceding the call date exceeds $12.00 per share. The warrants provide for settlement upon exercise through the issuance of our common stock. These warrants had a fair market value of approximately $961,000 at the date of issuance and have been recorded as additional paid-in capital in the accompanying financial statements. We expect to use the net proceeds from the offering for working capital and general corporate purposes.

At March 31, 2003, we had $4,572,000 in accounts and notes receivable outstanding relating primarily to our DOE and DOD projects. We also had $19,791,000 in restricted investments as of March 31, 2003 of which $19,488,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth. These restricted assets are held in escrow pending satisfaction of conditions in the loan agreement. The funds will be returned in 2004 if these conditions are not satisfied. We do not have rights to the use of these funds except for the interest earned while in escrow. We also have $305,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for Block Z-1 in Peru. The work program for period one ends on January 30, 2004 and we have no other spending commitments other than the funds in restricted investments, which would be forfeited if we do not comply with the requirements of the work program for period one. There are three additional periods, the first of which commences on January 31, 2004. These periods require commitments of $1,300,000, $1,000,000 and $1,000,000, respectively. Any party may withdraw from this agreement and the contract by giving notice to all other parties stating its decision to withdraw. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or authorization for expenditure (AFE) prior to such party’s notification of withdrawal, regardless of when the costs are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project that have been previously approved.

Cash flows used in operations were $9,623,000 in the first three months of 2003 compared to $4,714,000 during the first three months of 2002. This increase in cash flows used in operations was primarily the result of the construction of the DOE Catoosa Project and the operation of our advanced reactor at our pilot plant facility, offset by the streamlining of our research and development activities during 2003. As of March 31, 2003, we had recorded as deferred revenue, approximately $4,102,000 related to license credits and fuel delivery commitments in connection with the DOE Catoosa Project.

Cash flows used in investment activities were $1,000 in the first three months of 2003 compared to cash provided by investment activities of $222,000 in the first three months of 2002. The decrease resulted primarily from decreased distributions from investments previously held by our predecessor, SLH Corporation, offset by decreased expenditures for property and equipment.

Cash flows provided by financing activities were $11,282,000 in the first three months of 2003 compared to $27,000 in the first three months of 2002. The difference is primarily due to proceeds from issuance of common stock and warrants of $3,000,000 and proceeds from the issuance of convertible debt of $8,342,000 related to the DOE Catoosa Project.

The following table sets forth our contractual obligations as of March 31, 2003:

Contractual Obligations	Payments Due by Period
	Total	1 year or less	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,611	$—	$—	$—	$1,611
Convertible Debt	12,774	—	12,774	—	—
Operating Leases	8,129	1,011	902	804	5,412

Total Contractual Cash Obligations	$22,514

The following table sets forth our other commercial commitments as of March 31, 2003:

Other Commercial Commitments	Amount of Commitment Expiration Per Period
	Total Amounts Committed	1 year or less	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

Our contractual obligations include long-term debt amounts associated with our loan agreement with the Commonwealth of Australia. Under this agreement, the Commonwealth made an unsecured, non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $25 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, we agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three advances. Pending satisfaction of certain conditions, proceeds will be held in escrow. If the conditions are not fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. To date we have received the first and second advances of loan proceeds in the amount of AUD $8 million (approximately U.S. $5 million) and AUD $12 million (approximately U.S. $7 million), respectively. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term amount reflects cash loan proceeds received in escrow from both the 2001 and 2000 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt has been recorded as a reduction in the cost of the related property and equipment. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

Convertible debt represents our loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us. The promissory note bears interest at a rate of eight percent per year. We have the right to prepay the note until May 31, 2003. At March 31, 2003, we had received $12.8 million under the loan.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We also have leases on our corporate offices, our laboratory and our Peruvian office. As a result of the ground lessor not removing us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001.

Our commercial commitments, with our 5% partner, BPZ, include a letter of credit relating to our Block Z-1 contract in Peru. This agreement requires four periods of work schedules. Period one runs from January 30, 2002 until January 30, 2004. We currently have the required work schedule guarantee in restricted cash, and we have completed part one of the three-part schedule for period one. We have until January 30, 2004 to complete parts two and three. If we are unable to complete these parts by January 30, 2004, we will forfeit our $300,000 work guarantee and our rights to the block. Period two runs from January 31, 2004 until January 30, 2006 and requires a work guarantee of $1,300,000. Period three runs from January 31, 2006 until June 29, 2007 and requires a work guarantee of $1,000,000. Period four runs from June 30, 2007 until December 30, 2008 and requires a work guarantee of $1,000,000. We may withdraw from this agreement and the contract by giving notice to all other parties stating our decision to withdraw. The effective date of withdrawal for a withdrawing party is the end of the calendar month following the calendar month in which the notice of withdrawal is given. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or AFE prior to such party’s notification of withdrawal, regardless of when the costs are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project which have been previously approved.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently revolve around projects to be located in Bolivia, Cameroon and the Russian Federation.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process and to design and construct GTL plants. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of $250,000,000. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

Real Estate and Other Assets

As of March 31, 2003, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 88 lots known as the “Houston Project.” During the first quarter of 2003, we sold 29 lots from the Houston Project for $704,000. This real estate inventory was owned by SLH Corporation prior to the merger of Syntroleum Corporation and SLH Corporation and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at March 31, 2003 of approximately $2.5 million. The Houston Project is being developed for commercial and residential use and ultimate sale. The timing of real estate sales will create variances in period-to-period earnings recognition. We do not intend to acquire additional real estate holdings for development and/or sale outside our core business interests, and real estate sales revenues should decrease as the current real estate inventory is liquidated. We are currently in negotiations to sell our interest in our real estate partnership. We intend to close this sale by the end of the second quarter of 2003; however, we can provide no assurance that we will be able to close a transaction to sell our interest.

Our other assets at March 31, 2003 included an investment in a privately held venture capital limited partnership, which had a carrying value of $135,000, and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Our adoption of SFAS 143 did not have a material impact on our financial condition or results of operation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had approximately $14,564,000 in cash and cash equivalents and short-term investments in the form of money market instruments as of March 31, 2003. We also hold restricted funds in Australian escrow accounts in the form of money market funds denominated in Australian dollars. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States dollar and the Australian dollar.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $19,791,000 at March 31, 2003, and to long-term debt held in Australian dollars in the amount of U.S. $1,611,000 at March 31, 2003. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $18,501,000 at March 31, 2003. These restricted funds, long-term debt and associated discount and deferred revenue are converted to U. S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

We do not have any purchased futures contracts or any derivative financial instruments, other than the warrants issued in connection with the private placement on February 10, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2000, we sold our parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. (FRI) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000, which is secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. The note bears interest at the rate of 10 percent per annum (based on a twenty-year amortization) and is payable in monthly installments of principal and interest, with the entire unpaid balance due in ten years. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease to G&S Investment Company. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, a Nevada corporation doing business as Fitzgeralds Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada (Bankruptcy Court). Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

In April 2003, FRI filed a Second Amended Plan of Organization, as modified (Plan), under which FRI assumed its obligations under the Assumption and Assignment of Ground Lease. On April 21, 2003, the Bankruptcy Court confirmed the Plan. An order confirming the Plan was lodged with the Bankruptcy Court, but as of the date of this report, has not been approved and entered by the Bankruptcy Court. The Plan contemplates a debt for equity swap with the senior secured noteholders so that the noteholders will own all of the equity of FRI as of the effective date of the Plan, which is no more than 120 days after entry of the order confirming the Plan (Effective Date). The new management of FRI will have 120 days from entry of a confirmation order to obtain the necessary gaming licenses to operate FRI. If new management of FRI does not obtain the necessary gaming licenses, the FRI will have to close its gaming operations and the Plan will not go into effect.

If the Plan goes into effect, on the Effective Date, FRI agrees to pay us $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI will issue a new note (New Note) in the amount of the current principal amount less any principal payments made by FRI, including the $50,000 payment, on the same terms and conditions as the February 1, 2000 promissory note, except that the maturity date will be accelerated to three years after the Effective Date of the Plan and the interest rate will be five percent with a 16-year amortization from the Effective Date. FRI will execute an amended and restated deed of trust under the same terms and conditions as the current deed of trust. To ensure that FRI continues to meet its payment obligations under the current note and the Assumption and Assignment of Ground Lease, the Bankruptcy Court entered an order on April 21, 2003 granting stay relief to us to record a notice of default and seek the appointment of a receiver if FRI defaults on its payment obligations under the note or ground lease obligations and fails to cure its default within five days after written notice of such default has been provided to counsel for FRI and counsel for the senior secured noteholders of FRI. We will continue to closely monitor the payments made by FRI to ensure that, should a default occur, notice of default will be properly provided.

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

Item 2. Changes in Securities and Use of Proceeds.

On February 10, 2003, we sold in a private placement one million shares of our common stock and warrants to purchase additional shares of common stock for a total of $3 million. The warrants allow for the purchase an additional one million shares of our common stock at an exercise price of $6.00 per share, with expiration on December 31, 2004. We may call the warrants for redemption at any time after the average market value of our common stock for 20 consecutive trading days immediately preceding the call date exceeds $12.00 per share. The warrants provide for settlement upon exercise through the issuance of our common stock. These warrants had a fair market value of approximately $961,000 at the date of issuance and have been recorded as additional paid-in capital in the accompanying financial statements. We expect to use the net proceeds from the offering for working capital and general corporate purposes. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On April 21, 2003, the Company announced the appointments of:

•	Kenneth R. Roberts as Senior Vice President of Business Development;

•	Larry Weick as Senior Vice President, Chief Financial Officer;

•	Jeffrey M. Bigger as Senior Vice President, Chief Technology Officer;

•	Ron Stinebaugh as Vice President, Corporate Finance and Acquisitions;

•	Mark Landrum as Vice President; and

•	Branch Russell as Vice President.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

(a)	On February 19, 2003, we filed a Current Report on Form 8-K dated February 7, 2003 regarding the Securities Purchase Agreement dated February 5, 2003 between the Company and Michael Zilkha and Selim K. Zilkha Trust. The transaction included the private issuance and sale of 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock for an aggregate purchase price of $3,000,000.

(b)	On April 29, 2003, we filed a Current Report on Form 8-K dated April 29, 2003 to furnish information under Item 9 of that form regarding our first quarter 2003 earnings release.

Exhibits

*4.1	Warrant Agreement, dated as of February 7, 2003, by and among the Company, Michael Zilkha and Selim K. Zilkha Trust (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003).

*4.2	Form of Warrant Certificates (included in Exhibit 4.1 above).

*4.3	Secured Amended Promissory Note between Syntroleum Corporation and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

+10.1	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert.

+10.2	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum.

+10.3	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum.

+10.4	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell.

+10.5	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell.

*+10.6	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*+10.7	Employment Agreement dated as of February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.8	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003).

99.1	Section 906 Certification of Kenneth L. Agee.

99.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: May 13, 2003	By:	/s/ Kenneth L. Agee
Kenneth L. Agee Chairman and Chief Executive Officer

Date: May 13, 2003	By:	/s/ Larry J. Weick
Larry J. Weick Senior Vice President, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Kenneth L. Agee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Syntroleum Corporation, a Delaware corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

By:	/s/ Kenneth L. Agee
Kenneth L. Agee Chairman and Chief Executive Officer

CERTIFICATION

I, Larry J. Weick, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Larry J. Weick
Larry J. Weick Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

No.	Description of Exhibit

*4.1	Warrant Agreement, dated as of February 7, 2003, by and among the Company, Michael Zilkha and Selim K. Zilkha Trust (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003).

*4.2	Form of Warrant Certificates (included in Exhibit 4.1 above).

*4.3	Secured Amended Promissory Note between Syntroleum Corporation and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002).

+10.1	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert.

+10.2	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum.

+10.3	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum.

+10.4	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell.

+10.5	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell.

*+10.6	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*+10.7	Employment Agreement dated as of February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.8	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003).

99.1	Section 906 Certification of Kenneth L. Agee.

99.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement