Form 10-Q
period 2003-06-30
SYNTROLEUM CORP
filed 2003-08-14
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At August 1, 2003, the number of outstanding shares of the issuer’s common stock was 33,760,357.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,499	$14,611
Accounts and notes receivable	1,615	4,431
Catalyst materials	2,431	—
Other current assets	691	1,384

Total current assets	19,236	20,426

REAL ESTATE HELD FOR SALE	1,744	2,674
INVESTMENTS	185	217
RESTRICTED CASH	21,390	18,076
PROPERTY AND EQUIPMENT, net	7,100	12,673
NOTES RECEIVABLE	2,123	2,199
OTHER ASSETS, net	818	875

	$52,596	$57,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,485	$5,729
Accrued liabilities	1,155	1,071
Current portion of convertible debt (See Note 9)	17,517	—

Total current liabilities	21,157	6,800

LONG-TERM DEBT	1,782	1,432
OTHER NONCURRENT LIABILITIES	599	283
CONVERTIBLE DEBT (See Note 9)	—	4,466
DEFERRED CREDIT	9,829	9,829
DEFERRED REVENUE	34,588	35,875
MINORITY INTERESTS	483	2,445
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 41,435 and 40,435 shares issued in 2003 and 2002 respectively, including shares in treasury	414	404
Additional paid-in capital	164,540	161,546
Notes receivable from sale of common stock	(100)	(100)
Notes receivable from officers secured by common stock	—	(1,441)
Accumulated deficit	(180,619)	(164,322)

	(15,765)	(3,913)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	(15,842)	(3,990)

	$52,596	$57,140

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Joint development revenue	$12,327	$3,790	$13,122	$4,430
Other	370	—	370	—

Total revenues	12,697	3,790	13,492	4,430

COST AND EXPENSES:
DOE Catoosa project	3,577	1,950	14,379	2,294
Pilot plant, engineering and research and development	1,939	4,466	4,254	8,295
General, administrative and other	4,769	4,636	8,932	8,361

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,412	(7,262)	(14,073)	(14,520)

INVESTMENT AND INTEREST INCOME	308	425	620	860
INTEREST EXPENSE	(335)	—	(551)	—
IMPAIRMENT AND LOSS ON SALE OF MATERIALS	(2,667)	—	(2,667)	—
OTHER INCOME (EXPENSE)	311	(148)	304	(148)
FOREIGN EXCHANGE GAIN (LOSS)	(62)	(38)	(125)	(65)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(33)	(7,023)	(16,492)	(13,873)

MINORITY INTERESTS	(41)	(35)	(98)	(68)
INCOME TAXES	(19)	(17)	(40)	(30)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(93)	(7,075)	(16,630)	(13,971)

INCOME FROM OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS	116	144	333	256

NET INCOME (LOSS)	$23	$(6,931)	$(16,297)	$(13,715)

BASIC AND DILUTED PER SHARE DATA—
Income (loss) from continuing operations	$0.00	$(0.21)	$(0.49)	$(0.43)

Income from operations of discontinued real estate business	$0.00	$0.00	$0.01	$0.01

Net income (loss)	$0.00	$(0.21)	$(0.48)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,760	33,185	33,727	32,995

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Note Receivable From Sale Of Common Stock	Note Receivable From Officers Secured by Common Stock	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2002	40,435	$404	$161,546	$(100)	$(1,441)	$(164,322)	$(77)	$(3,990)
ISSUANCE OF COMMON STOCK AND WARRANTS	1,000	10	2,990	—	—	—	—	3,000
REPAYMENT OF OFFICER NOTE RECEIVABLE	—	—	—	—	1,441	—	—	1,441
VALUATION OF CONSULTANT OPTIONS	—	—	4	—	—	—	—	4
NET INCOME (LOSS)	—	—	—	—	—	(16,297)	—	(16,297)

BALANCE, June 30, 2003	41,435	$414	$164,540	$(100)	$—	$(180,619)	$(77)	$(15,842)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,297)	$(13,715)
Adjustments to reconcile net income (loss) to net cash used in operations:
Minority interest in subsidiaries	(1,902)	(330)
Depreciation and amortization	327	421
Foreign currency exchange	3,414	1,655
Non-cash compensation expense	4	(53)
Impairment and loss on sale of materials	2,667	—
Gain on sale of property and equipment	(304)	—
Equity in affiliates	—	343
Changes in real estate held for sale	930	955
Changes in assets and liabilities—
Accounts and notes receivable	3,066	(2,237)
Other assets	793	660
Accounts payable	(3,247)	(97)
Accrued liabilities and other	400	546
Deferred revenue	(4,425)	—

Net cash used in operating activities	(14,574)	(11,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(146)	(224)
Proceeds from sale of property and equipment	381	—
Change in restricted cash	(20)	40
Changes in and distributions from investments	32	—

Net cash provided by investing activities	247	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	3,000	—
Proceeds from issuance of debt	13,123	57
Notes receivable from officers secured by common stock	1,441	(863)
Minority interest distribution	(60)	—

Net cash provided by financing activities	17,504	(806)

FOREIGN EXCHANGE EFFECT ON CASH	(3,289)	(1,590)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112)	(14,432)
CASH AND CASH EQUIVALENTS, beginning of period	14,611	44,737

CASH AND CASH EQUIVALENTS, end of period	$14,499	$30,305

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$40	$30

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for these capital projects, as well as its research and development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. The Company can give no assurance that any of the transactions outlined above will be available to it when needed or on terms acceptable or favorable to the Company.

3. Research and Development

The Company incurs significant costs for materials, equipment and personnel related specifically to research, development and engineering programs. These costs have no alternative future uses and therefore are charged to expense when incurred in accordance with SFAS No. 2 “Accounting for Research and Development Costs.”

4. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 4,886,796 shares of common stock at an average exercise price of $5.16 and 3,703,755 shares of common stock at an average exercise price of $10.12 were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively, because inclusion of these options would be anti-dilutive.

5. Stock-Based Compensation

The Company has stock-based employee compensation plans for employees and directors. The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (SFAS 148). Accordingly, no compensation cost has been recognized for the stock option plans. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three and six months ended June 30, 2003 and 2002, as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss), as reported	$23	$(6,931)	$(16,297)	$(13,715)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(662)	(1,529)	(1,476)	(3,483)

Pro forma net income (loss)	$(639)	$(8,460)	$(17,773)	$(17,198)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.00)	$(0.21)	$(0.48)	$(0.42)
Basic and diluted—pro forma	$(0.02)	$(0.25)	$(0.53)	$(0.52)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2003	June 30, 2002
Expected dividend yield	0%	0%
Expected volatility	114%	84%
Risk-free interest rate	2.52%	4.09%
Expected life	5 yrs.	5 yrs.

6. New Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 is effective for the Company beginning in the third quarter 2003. Management does not believe that the adoption of SFAS 150 will have a material impact on the Company’s financial condition or results of operations.

7. Note Receivable

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. (“FRI”) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000, which is secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. The note bears interest at the rate of 10% per year (based on a twenty-year amortization) and is payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease to G&S Investment Company. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

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

On April 14, 2003, FRI filed a Supplement to a Second Amended Chapter 11 Plan of Reorganization, as modified (the “Plan”), under which FRI assumed its obligations under the Assumption and Assignment of Ground Lease. On April 21, 2003, the Bankruptcy Court confirmed the Plan. On May 5, 2003, the Order confirming the Plan was entered. The Plan contemplates a debt for equity swap with the senior secured noteholders so that the noteholders will own all of the equity of FRI as of the effective date of the Plan, which is no later than 120 days after the entry of the order confirming the Plan (the “Effective Date”), or September 3, 2003. The new management of FRI has until the Effective Date to obtain the necessary gaming licenses to operate FRI. The new management of FRI now known as Arabella Acquisition, Inc. (“Arabella”) will be unable to obtain the necessary gaming licenses by September 3, 2003, and has applied to the Nevada Gaming Commission and obtained the appointment of Jeffrey Gilbert as Supervisor for the Reorganized FRI in order to meet Nevada’s gaming licensing requirements. Mr. Gilbert holds a gaming license and will be supervising the operations of the Reorganized FRI. Pursuant to a Bankruptcy Court order granting stay relief to Arabella, Mr. Gilbert is required to comply with the terms of the Plan.

If the Plan goes into effect, on the Effective Date, FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI will issue a new note (the “New Note”) in the amount of the current principal amount less any principal payments made by FRI, including the $50,000 payment, on the same terms and conditions as the February 1, 2000 promissory note, except that the maturity date will be accelerated to three years after the Effective Date of the Plan and the interest rate will be 5% with a 16-year amortization from the Effective Date. FRI will execute an amended and restated deed of trust under the same terms and conditions as the current deed of trust. The anticipated closing date for the execution of the New Note and an Amended and Restated Deed of Trust is August 27, 2003. To ensure that FRI continues to meet its payment obligations under the current note and the Assumption and Assignment of Ground Lease, the Bankruptcy Court entered an order on April 21, 2003 granting stay relief to the Company to record a notice of default and seek the appointment of a receiver if FRI defaults on its payment obligations under the note or ground lease obligations and fails to cure its default within five days after written notice of such default has been provided to counsel for FRI and counsel for the senior secured noteholders of FRI. The Company will continue to closely monitor the payments made by FRI to ensure that, should a default occur, notice of default will be properly provided. Management believes that the Company will ultimately collect the balance of the note receivable, and accordingly the Company has not recorded any reserve for uncollectible amounts as of June 30, 2003.

8. Property and Equipment

Property and equipment is stated at cost. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of three to thirty-nine years. Property and equipment consists of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Furniture and office equipment	$4,320	$4,270
Buildings	919	840
Land	71	118
Leasehold improvements	353	373
Catalyst materials	5,404	10,752

	11,067	16,353
Less-accumulated depreciation	3,967	3,680

	$7,100	$12,673

The Company is currently marketing a certain amount of catalyst materials for sale during the next year. As a result, a portion of these materials, totaling approximately $2,431,000, have been classified as current other assets in the June 30, 2003 balance sheet. During the three-month period ending June 30, 2003, the Company sold a certain portion of these materials at the current market price. The Company incurred a loss on this transaction of approximately $133,000. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company has recorded an impairment of its remaining catalyst materials as a result of a decline in the current market value of these materials. The total amount of the impairment of these materials totaled approximately $2,534,000 and is included in the accompanying statement of operations for the periods ending June 30, 2003. Management will continue to assess these materials for impairment in accordance with SFAS 144.

9. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of June 30, 2003, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions. Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2004. Since this promissory note matures within the next twelve months, the current balance of $17.5 million has been included in current liabilities in the accompanying balance sheet as of June 30, 2003. Should the Company obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share. The promissory note is secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of June 30, 2003.

10. Deferred Credit

In August 2000, a wholly owned subsidiary of the Company entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth would make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $22 million) with a 25-year maturity. Loan proceeds were to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds were made available to the Company in three advances. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater project, proceeds will be held in escrow. Should the conditions not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth.

During 2000, the Company received the first advance in the amount of AUD $8 million (approximately U.S. $4 million) and during 2001 the Company received the second advance of loan proceeds in the amount of AUD $12 million (approximately U.S. $6 million). These funds were placed in escrow and are being held in Australian currency. These proceeds are included in the Restricted Cash balance on the Company’s consolidated balance sheets. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term debt amount reflects the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt amount totaled $9,829,000. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater project and the expensing of all capitalized costs related to this project, this amount has been reclassified from property and equipment and recorded as a deferred credit, as there is no cost of property and equipment related to this project remaining. This credit will be reduced at the time the debt is repaid by the Company. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

11. Deferred Revenue

On June 18, 2003, the Company entered into an Agreement in Principle for GTL Project Development with one of its licensees, which modified certain terms included in the Master License Agreement dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between the Company and the licensee. The licensee had previously paid $10 million as license fee deposits which were recorded as deferred revenue, in accordance with the Company’s revenue recognition policy. Under this modification, the licensee will retain its rights under the Master License Agreement to use the Syntroleum Process and other technology developed by the Company. However, the licensee’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10 million deposit have been terminated. The licensee also agreed to the release of equity contributions for certain projects totaling $2 million. These items were forfeited as reimbursement to the Company for certain research and development projects completed on the licensee’s behalf. As a result of this agreement and in accordance with the Company’s revenue recognition policies, the Company has recognized $12 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during the period ended June 30, 2003.

During the six months ended June 30, 2003, the Company has recorded approximately $4,575,000 as deferred revenue related to fuel delivery commitments in connection with the DOE Catoosa Project. The fuel delivery commitment is subject to continued congressional appropriation of project funds and will be recorded as joint development revenue at the time that the fuels are delivered. The Company has also recorded $1,000,000 as deferred revenue related to our agreement with Marathon as discussed in Note 8.

A portion of the Company’s deferred revenue relates to our license agreement with the Commonwealth of Australia. This license agreement is denominated in Australian Dollars and is subject to changes in foreign currency. During the six months ended June 30, 2003, the Company’s deferred revenue increased by $3,138,000 as a result of an increase in the exchange rate between the United States and Australian dollars.

12. Sale of Common Stock and Warrants

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

13. Notes Receivable from Officers Secured by Common Stock

During 2001, the Company loaned Kenneth Agee, the Company’s Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June 2002, the Company made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6%, and was secured by the pledge of shares of the Company’s common stock that he owned and which had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased to $1,460,000 the amount available to be borrowed. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid the Company for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, the Company has no additional loans outstanding with Mr. Agee.

14. Discontinued Operations

On May 29, 2003, the Company entered into a formal agreement to sell its 75% ownership interest in certain real estate assets known as the Houston Project for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, the Company also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to the Company. This distribution is reflected as a reduction in real estate held for sale in the Company’s financial statements for the period ending June 30, 2003. Subsequent to June 30, 2003 and the end of the second quarter, on July 21, 2003, the Company completed and closed on the sale of its interest in the Houston Project and received approximately $3.1 million in proceeds, net of the purchase price adjustment and selling costs. This sale and the corresponding gain of approximately $1 million will be reflected in the Company’s third quarter financial statements. As a result of this sale, the Company will no longer have revenues from sales of real estate operations and has recorded the impact of this business as income from discontinued operations in the consolidated statement of operations for the periods ended June 30, 2003 and 2002. Revenues from the Houston Project totaled $338,000 and $436,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,042,000 and $880,000 for the six months ended June 30, 2003 and 2002, respectively.

15. Reclassifications

Certain reclassifications have been made to the 2002 consolidated balance sheet and statements of operations to conform to the 2003 presentation. These reclassifications had no impact on net income (loss).

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

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (GTL) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “the Syntroleum Process,” to others for the production of fuels. We anticipate that the Syntroleum Process will be an attractive solution in many instances where there are natural gas reserves, including flared gas, that are not economic to produce using traditional technology. We intend to pursue short-term cash flow projects with prospects for gas monetization. These projects may initially involve gas field development in concert with conventional cryogenic gas processing technologies and, later, evolve into integrated projects that would encompass GTL activities. These activities would allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

We are directing our efforts to pursue what we see as our best opportunities for developing meaningful revenue streams in the future. Our efforts have focused on the following:

1.	We believe that we are making progress in our defined strategies to reduce costs and monetize non-core assets, although our longer-term survival, particularly after 2004, will depend on our ability to obtain additional revenues or financing;

2.	We believe we have a competitive advantage in our technology by our use of air in the conversion process compared to other technologies that use pure oxygen, thereby reducing the capital costs of plants and avoiding the safety risks associated with pure oxygen;

3.	We have a large, diverse inventory of projects at varying stages and in various areas including Australia, Bolivia, Cameroon, the Middle East, the Russian Federation and the Commonwealth of Independent States, and the United States;

4.	We are seeking to execute our best projects in a way that will result in positive cash flows, currently placing an emphasis on near-term cash-flow projects and projects we believe have the best chance of going forward in the relatively near future with the greatest return on investment potential.

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

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have active projects under development with current licensees Ivanhoe Energy, Inc. (Ivanhoe), Marathon Oil Company (Marathon) and Repsol-YPF, S.A. Additionally, we have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd. as a preferred engineering provider.

We are incurring costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss unless and until sufficient revenues are recognized from licensing activities, gas-to-liquids plants or non-GTL projects we are developing.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process and sales of real estate holdings owned by our predecessor, SLH Corporation (SLH), prior to our merger with SLH. In the future, we expect to receive revenue relating to the Syntroleum Process from sales of products or fees for the use of GTL plants in which we will own an equity interest, catalyst sales, licensing, revenues from research and development activities carried out with industry partners, and non-GTL projects we are developing.

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

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial fill for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We are currently marketing a certain amount of the catalyst materials we have on-hand and have classified these materials as current other assets in the June 30, 2003 balance sheet at the current market price for these materials. Any gain or loss recognized from the sale of these materials will be recorded in the statement of operations in the period in which the materials are sold.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (PDP) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2 million recorded as revenue in connection with option expirations and $10 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements, are to allow the use of the technology, provide access to engineering services to generate a PDP package at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin expiring in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

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

Real Estate Sales Revenues. As of June 30, 2003, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 74 residential lots known as the “Houston Project.” This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at June 30, 2003 of approximately $1.7 million. On May 29, 2003, we entered into an agreement to sell our 75% ownership interest in the Houston Project for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to us. This distribution is reflected in our financial statements for the period ended June 30, 2003. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.1 million in proceeds. This sale will be reflected in our third quarter financial statements. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate.

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

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater project, and in an effort to conserve working capital, we plan to decrease our operating expenses compared to prior years while continuing to fund only our most critical research and development and project development activities. As a result of workforce reductions, project completions and reduced operating costs related to lower staffing levels, we currently expect our net cash outflows for 2003 to be approximately half of our net cash outflows for 2002. We expect to continue to work on the DOE Catoosa Project in 2003, which will cause our operating cash outflows to increase compared to 2002 amounts. However, these operating cash outflows will be completely offset by outside funding by the DOE and Marathon included in our financing cash flows. Our expectation for cash outflows for 2003 could change if we accelerate our development of a commercial project. During the first six months of 2003, we recorded $979,000 of severance expense related to our cost reduction measures. All severance payments related to our staff reduction during the first quarter of 2003 will be fully paid by September 2003. Severance payments related to our staff reduction during the second quarter of 2003 and the fourth quarter of 2002 will be fully paid by April 2005.

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

Results Of Operations

Our primary research and development projects during the first six months of 2003 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. We expensed $14.4 million during the first six months of 2003 for our DOE Catoosa Project. Since this project is not currently for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Marathon provides funding for these expenditures through a $21.3 million promissory note, advances on which are recorded as convertible debt on our consolidated balance sheet. Additionally, the DOE funds a portion of these expenditures. Of the $4.3 million in expenses for pilot plant, engineering and research and development during the first six months of 2003, approximately $1.2 million directly related to the operation of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on our advanced moving bed technology. This unit began operating during the fourth quarter of 2002 and our testing is expected to be complete in mid-August 2003. The results of our testing will enable us to provide quality control for commercial catalyst manufacturing and project-specific engineering support. The new reactor is operating according to expectations and we are pleased with the results to date. In addition, an aggregate of $3.1 million of expenses incurred during the first six months of 2003 related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants. During the past six years we have continually expanded our research and development and pilot plant facilities. Because these expenditures have been accounted for as research and development expenses, they are not recorded on our balance sheet. However, they provide valuable data to both our licensees and us.

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

included the Department of Defense (DOD) and a consortium of Japanese automobile manufacturers. This facility is also home to our isomerization laboratory, our products laboratory, our distillation laboratory and our gas chromatography laboratory.

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

We continued to work on our DOE Catoosa Project during the first six months of 2003, which was announced during 2001. During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we announced preliminary approval in October 2000. In May 2002, we signed a Participation Agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility is the basis for construction of a new GTL facility expected to produce up to approximately 100 b/d of synthetic product. Procurement and construction for the project is currently underway, with mechanical completion, startup and fuel deliveries expected to commence in the fourth quarter of 2003. Funding received from the DOE during 2003 will be recorded in deferred revenue until the shipment of the finished fuels products. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59 million, funded by $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. Completion of the project is subject to continued congressional appropriation of project funds. The government has approved the appropriations for budget period three of the project in the amount of $4.6 million. To date three out of the four budget periods have been approved for a total of $10.8 million. The final budget period will be December 15, 2003 through December 31, 2005 and will include expected funding of approximately $782,000. Construction of this project will be subject to the risks of delay inherent in any large construction project.

In January 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002 we signed a contract with the Department of Defense (DoD) to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. We have recorded revenues totaling $1.4 million over the life of this contract, $832,000 during the first six months of 2003, and we expect to invoice an additional $900,000 under the terms of this contract and subsequent modifications during the remainder of this year.

During January 2003, we completed the manufacture of a quantity of synthetic “single battlefield fuel.” The specification for this fuel, known as S5 X-02-001, was jointly developed by Syntroleum and DoD scientists and engineers. This fuel is designed to function as a replacement for most conventional diesel and jet fuel products currently used by the DoD including use on ships and aircraft operating from carriers. These fuels were produced at our Syntroleum Technology Center in our Refining Process Unit. The purpose of the fuel is to allow the military to test performance characteristics of the synthetic fuel under a wide variety of vehicle and engine test conditions. Extensive testing programs are currently underway.

The program is now nearing completion of its first phase and all the work done to date has validated our beliefs in the performance of the S5 product and in the design of the barge mounted unit to produce the fuel. We are currently working with the DoD and others to obtain funding to continue this work over the next fiscal year, but this is contingent on obtaining additional government appropriations.

On June 18, 2003, we entered into an Agreement in Principle for GTL Project Development with one of our licensees, Ivanhoe, which modified certain terms included in the Master License Agreement (MLA) dated April 26,

2000, and amended October 11, 2000 and June 1, 2002, between Ivanhoe and us. Ivanhoe had previously paid $10 million as license fee deposits which were recorded as deferred revenue, in accordance with our revenue recognition policy. Under this modification, Ivanhoe will retain its rights under the MLA to use the Syntroleum Process and other technology developed by us. However, Ivanhoe’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10 million deposit have been terminated. The licensee also agreed to the release of equity contributions for certain projects totaling $2 million. These items were forfeited as reimbursement to us for certain research and development projects completed on Ivanhoe’s behalf. As a result of this agreement and in accordance with our revenue recognition policies, we have recognized $12 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during the period ended June 30, 2003. We also agreed to jointly pursue certain integrated GTL projects that both Ivanhoe and us had developed independently. In return for Ivanhoe bringing certain financial resources, as well as certain knowledge and experience from previous GTL projects, we agreed to remove certain territorial restrictions from the MLA.

During February 2003 after discussions with Chevron-Texaco, we mutually agreed to end our license agreement that was originally signed by Texaco in 1996 and that had been inactive for several years. All of the obligations by Chevron-Texaco for confidentiality and protection of our intellectual property remain in effect.

We acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, in late 2001 with a 5% partner, BPZ & Associates, Inc. (BPZ). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We also contracted with William Cobb & Associates in Dallas for an assessment of both proven gas reserves and a geological/geophysical evaluation of potential exploration prospects in the block. Our most current assessment of Block Z-1 indicates that previously existing gas reserves are too small to support a GTL investment, but our analysis did identify two large exploration prospects in the southern portion of the block. We have decided not to enter into exploration on Block Z-1, and we are currently engaged in discussions with potential parties that would assume our entire interest in Block Z-1, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. While we believe that these negotiations to farm-out our interest in Block Z-1 to third parties will be successful, we can give no assurances that we will complete an agreement. The Block Z-1 license agreement allows for us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the exploration work program, which requires a commitment of at least $300,000. While we have substantially completed the work commitments for exploration period one, we are maintaining a letter of credit secured by restricted cash of $306,000 until either the completion of exploration program one or the transfer of obligations to a third party under a farm-out agreement. If we are not successful in farming out our interest in Block Z-1, we have until January 2004 to decide whether or not to enter exploration work program two, which requires a minimum commitment of $1,300,000. The exploration period expires on December 30, 2008. Upon declaration of commerciality at any time during the exploration phase, the license contract is automatically extended to a total period of 40 years.

In November 2002, we announced the signing of two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia using the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. The first assessment study, completed in June, evaluated a 13,500 b/d plant in central Bolivia that would produce clean diesel for the local market. A go-forward decision on the development of this project will await the completion of the commercialization study for a larger 90,000 b/d plant which would likely be located in southern Bolivia near the large gas reserves in the Tarija region. This plant would produce ultra-clean fuels and other products primarily for export. Under an agreement recently signed, Ivanhoe will join Repsol-YPF and us in this large-plant commercialization study. If either or both of the Bolivia projects go forward upon completion of the studies, Syntroleum, Repsol-YPF and Ivanhoe will negotiate our individual equity participation and would have the right to sell down our respective equity interests or transfer interests between ourselves, as may be mutually agreed. The memorandum of understanding for this project will expire in October 2003. There can be no assurance that either of these projects will go forward.

In March 2003, we also entered into four separate agreements for development in the Russian Federation. These encompass a feasibility study for Yakutgazprom in connection with constructing a GTL plant in the Republic of Sakha, a joint-venture enterprise with the Evenk Autonomous District in Evenkiya region, an investment analysis study for OAO Gazprom and VNIIGAZ for constructing multiple GTL facilities in Russian Federation gas fields, and an economic assessment for Lukoil Overseas for developing associated gas processing and power production projects in the Verkhnekam and Pechora oil fields. These feasibility studies are progressing according to schedule, and a portion of the studies are expected to be completed during the third and fourth quarters of 2003.

We are also participating in other projects, including the $3 billion Victorian Power and Liquids Project being developed by Australian Power and Energy Limited in Australia and the development of the offshore MLHP-4 block in Cameroon, West Africa with EurOil.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $12,327,000 in the second quarter of 2003, up $8,537,000 from the second quarter of 2002 when they were $3,790,000. The increase was primarily due to the release of license credits and related indemnifications, as well as project equity contributions, by one of our licensees totaling $12,000,000 previously recorded in deferred revenue and minority interest as reimbursement for research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for the three-months ended June 30, 2003 is $327,000 for feasibility studies and additional work on the Department of Defense project.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $3,577,000 during the second quarter of 2003, an increase of $1,627,000 compared to the $1,950,000 of expenses incurred during the second quarter of 2002. The increase in these expenses is a result of the installation of major equipment modules. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and the DOE.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $1,939,000 in the first quarter of 2003, down $2,527,000 from the second quarter of 2002 when these expenses were $4,466,000. The decrease was primarily the result of the completion of the construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

General and Administrative Expense. General and administrative expenses were $4,769,000 in the second quarter of 2003, up $133,000 from the second quarter of 2002 when these expenses were $4,636,000. The increase is attributable primarily to the recording of $692,000 of severance costs for layoffs occurring in April 2003.

Investment and Interest Income. Investment and interest income was $308,000 in the second quarter of 2003, down $117,000 from the second quarter of 2002 when this income was $425,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

Interest Expense. Interest expense was $335,000 during the second quarter of 2003. This interest expense is primarily related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share. We had no convertible debt outstanding during the three months ended June 30, 2002.

Impairment and Loss on Sale of Materials. Loss on sale and impairment of materials is related to the sale and impairment of certain catalyst materials as a result of a decrease in the market value of these materials. We sold a portion of these materials during the three months ended June 30, 2003 for a loss of $133,000. We also recorded an impairment of $2,534,000 for the remaining materials on-hand at June 30, 2003. We will continue to assess these materials for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was income of $208,000 in the second quarter of 2003, compared to expense of ($221,000) during the second quarter of 2002. This increase of $429,000 is the result of a gain recorded on the sale of certain property and equipment.

Provision for Income Taxes. Income tax expense was $19,000 and $17,000 in the second quarter of 2003 and 2002, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in the second quarter of 2002 and did not recognize an income tax benefit for this loss.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $338,000 in the second quarter of 2003, down $98,000, from the second quarter of 2002 when they were $436,000. The cost of real estate sold was $222,000 in the second quarter of 2003, down $70,000 from $292,000 in the second quarter of 2002. This decrease resulted from a smaller number of lot sales from our Houston real estate partnership during 2003 as compared to 2002. Real estate revenues and expenses have been netted and included in Income from Discontinued Operations as a result of the sale of our interest in the Houston Project on July 21, 2003. Following this sale, we no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the second quarter of 2003, we experienced net income of $23,000. This income was $6,954,000 higher than in the second quarter of 2002 when we experienced a loss of $6,931,000. The increase in net income is a result of the factors described above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $13,122,000 in the first six months of 2003, up $8,692,000 from the first six months of 2002 when they were $4,430,000. The increase was primarily due to the release of license credits and related indemnifications, as well as project equity contributions, by one of our licensees totaling $12,000,000 previously recorded in deferred revenue and minority interest as reimbursement for research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for the six months ended June 30, 2003 is $1,122,000 for feasibility studies and work on the Department of Defense project.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $14,379,000 during the first six months of 2003, an increase of $12,085,000 compared to the $2,294,000 of expenses incurred during the first six months of 2002. The increase in these expenses is a result of the installation of major equipment modules. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and by the DOE.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $4,254,000 in the first six months of 2003, down $4,041,000 from the first six months of 2002 when these expenses were $8,295,000. The decrease was primarily the result of the completion of the construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

General and Administrative Expense. General and administrative expenses were $8,932,000 in the first six months of 2003, up $571,000 from the first six months of 2002 when these expenses were $8,361,000. The increase is attributable primarily to the recording of $979,000 of severance costs for layoffs occurring in February and April 2003.

Investment and Interest Income. Investment and interest income was $620,000 in the first six months of 2003, down $240,000 from the first six months of 2002 when this income was $860,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

Interest Expense. Interest expense was $551,000 during the first six months of 2003. This interest expense is primarily related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share. We had no convertible debt outstanding during the six months ended June 30, 2002.

Impairment and Loss on Sale of Materials. Loss on sale and impairment of materials is related to the sale and impairment of certain catalyst materials as a result of a decrease in the market value of these materials. We sold a portion of these materials during the six months ended June 30, 2003 for a loss of $133,000. We also recorded an impairment of $2,534,000 for the remaining materials on-hand at June 30, 2003. We will continue to assess these materials for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was income of $81,000 in the first six months of 2003, compared to a loss of ($281,000) during the first six months of 2002. This increase of $362,000 is the result of a gain recorded on sales of certain property and equipment.

Provision for Income Taxes. Income tax expense was $40,000 and $30,000 in the first six months of 2003 and 2002, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first six months of 2003 and the first six months of 2002 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,042,000 in the first six months of 2003, up $162,000, from the first six months of 2002 when they were $880,000. The cost of real estate sold was $709,000 in the first six months of 2003, up $85,000 from $624,000 in the first six months of 2002. The increase resulted from a larger number of lot sales from our Houston real estate partnership during 2003 as compared to 2002. Real estate revenues and expenses have been netted and included in Income from Discontinued Operations as a result of the sale of our interest in the Houston Project on July 21, 2003. Following this sale, we no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the first six months of 2003, we experienced a loss of $16,297,000. The loss was $2,582,000 higher than in the first six months of 2002 when we experienced a loss of $13,715,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2003, we had $14,499,000 in cash and short-term investments, including $2,715,000 of advances for the DOE Catoosa Project. Our current liabilities totaled $21,157,000, including approximately $17,517,000 of convertible debt with Marathon which matures at June 30, 2004, $1,022,000 of reimbursable costs related to the DOE Catoosa Project and $423,000 related to severance payments to be made over the next year. Our long-term debt as of June 30, 2003 was $1,782,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia, which are held in escrow (AUD $20 million, which is approximately U.S. $12 million) and which are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received of $11,019,000 and the originally discounted long-term debt amount of $1,190,000 has been recorded as a deferred credit on the balance sheet. The long-term debt amount reflected for these proceeds, excluding the effect of currency exchange rate fluctuations, will increase over time as the remaining term of the loan declines. Should the conditions under the loan agreement relating to the financing, construction and completion of the Sweetwater Plant not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. We are currently in discussions with the Commonwealth regarding the suspension of the Sweetwater project and the related project funding. These funds are currently held in escrow, and we have the rights to the interest earned on these funds. If we are unable to reach a favorable agreement with the Commonwealth of Australia, the funds will be returned in August 2004.

During 2001, we loaned Kenneth Agee, our Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June 2002, we made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale of shares of our common stock to satisfy margin calls as a result of a decline in the market price of our common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6%, and was secured by the pledge of shares of our common stock that he owned and which had a value (based on our stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased to $1,460,000 the amount available to be borrowed. On June 26 and July 6, 2002, we loaned an additional $458,000 to Mr. Agee to pay off all remaining third party margin account loans. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid us for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, we have no additional loans outstanding with Mr. Agee.

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

At June 30, 2003, we had $17,517,000 in convertible debt relating to our loan agreement with Marathon. Under this agreement, we can borrow up to $21.3 million for costs relating to the DOE Catoosa Project. The note bears interest at a rate of eight percent per year. If we obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The promissory note matures on June 30, 2004. Under this agreement, Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into our stock at no less than $6.00 per share. The promissory note is secured by a mortgage in the assets of the project, to allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. At June 30, 2003, we were in compliance with the note agreement. With this note agreement, the approved budget for the project is fully funded. The entire project represents a commitment of approximately $59 million, funded $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the previously expensed Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and the $21.3 million promissory note between Marathon and us. The excess funding will apply to any contingencies on the project.

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

At June 30, 2003, we had $1,615,000 in accounts and notes receivable outstanding relating primarily to our DOE and DOD projects. We also had $21,390,000 in restricted investments as of June 30, 2003 of which $21,084,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth. These restricted assets are held in escrow pending satisfaction of conditions in the loan agreement. The funds will be returned in 2004 if these conditions are not satisfied. We do not have rights to the use of these funds except for the interest earned while in escrow. We also have $306,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for Block Z-1 in Peru. The work program for period one ends on January 30, 2004 and we have no other spending commitments other than the funds in restricted investments, which would be forfeited if we do not comply with the requirements of the work program for period one.

Cash flows used in operations were $14,574,000 in the first six months of 2003 compared to $11,852,000 during the first six months of 2002. This increase in cash flows used in operations was primarily the result of the construction of the DOE Catoosa Project and the operation of our advanced reactor at our pilot plant facility, offset by the streamlining of our research and development activities during 2003. As of June 30, 2003, we had recorded as deferred revenue, approximately $5,575,000 related to license credits and fuel delivery commitments in connection with the DOE Catoosa Project.

Cash flows provided by investment activities were $247,000 in the first six months of 2003 compared to cash used in investment activities of $184,000 in the first six months of 2002. The increase resulted primarily from the proceeds received from the sale of property and equipment and decreased expenditures for property and equipment.

Cash flows provided by financing activities were $17,504,000 in the first six months of 2003 compared to cash flows used in financing activities of $806,000 in the first six months of 2002. The difference is primarily due to proceeds from the issuance of common stock and warrants of $3,000,000, proceeds from the settlement of a promissory note for $1,441,000 and proceeds from the issuance of convertible debt of $13,123,000 related to the DOE Catoosa Project.

The following table sets forth our contractual obligations as of June 30, 2003:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	1 year or less	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,782	$—	$—	$—	$1,782
Convertible Debt	17,517	17,517	—	—	—
Operating Leases	8,221	811	1,136	862	5,412

Total Contractual Cash Obligations	$27,520

The following table sets forth our other commercial commitments as of June 30, 2003:

Other Commercial Commitments	Amount of Commitment Expiration Per Period (in thousands)
	Total Amounts Committed	1 year or less	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

Our contractual obligations include long-term debt amounts associated with our loan agreement with the Commonwealth of Australia. Under this agreement, the Commonwealth made an unsecured, non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $25 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, we agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three advances. Pending satisfaction of certain conditions, proceeds will be held in escrow. If the conditions are not fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. To date we have received the first and second advances of loan proceeds in the amount of AUD $8 million (approximately U.S. $5 million) and AUD $12 million (approximately U.S. $7 million), respectively. These funds were placed in escrow and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term amount reflects cash loan proceeds received in escrow from both the 2001 and 2000 distributions, discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt has been recorded as a deferred credit on our balance sheet. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

Convertible debt represents our loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us. The promissory note bears interest at a rate of eight percent per year. The only form of repayment under this loan is through capital contributions to the DOE Catoosa Project from a third party, credits against future license fees, or conversion into our common stock at no less than $6.00 per share. At June 30, 2003, we had received $17.5 million under the loan.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We also have leases on our corporate offices, our laboratory and our Peruvian office. As a result of the ground lessor not removing us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001, however it is included in our schedule of contractual obligations above.

Our commercial commitments with our 5% partner, BPZ, include a letter of credit relating to our Block Z-1 contract in Peru. This agreement requires four periods of work schedules. Period one runs from January 30, 2002 until January 30, 2004. We currently have the required work schedule guarantee in restricted cash, and we have completed part one of the three-part schedule for period one. We have until January 30, 2004 to complete parts two and three. If we are unable to complete these parts by January 30, 2004, we will forfeit our $300,000 work guarantee and our rights to the block. Period two runs from January 31, 2004 until January 30, 2006 and requires a work guarantee of $1,300,000. Period three runs from January 31, 2006 until June 29, 2007 and requires a work guarantee of $1,000,000. Period four runs from June 30, 2007 until December 30, 2008 and requires a work guarantee of $1,000,000. We may withdraw from this agreement and the contract by giving notice to all other parties stating our decision to withdraw. The effective date of withdrawal for a withdrawing party is the end of the calendar month following the calendar month in which the notice of withdrawal is given. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or AFE prior to such party’s notification of withdrawal, regardless of when the costs are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project which have been previously approved.

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

Real Estate and Other Assets

As of June 30, 2003, our real estate inventory consisted of land in Houston, Texas comprised of 221 acres of undeveloped land and 74 residential lots known as the “Houston Project.” This real estate inventory was owned by SLH prior to our merger with SLH and reflects the remaining assets of a real estate development business that was conducted by SLH’s former parent corporation. Our total real estate inventory had an aggregate carrying value at June 30, 2003 of approximately $1.7 million.

On May 29, 2003 we entered into an agreement to sell our 75% ownership interest in the Houston Project for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to us. This distribution is reflected in our financial statements for the period ending June 30, 2003. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.1 million in proceeds. This sale will be reflected in our third quarter financial statements. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate.

Our other non-current assets at June 30, 2003 included an investment in a privately held venture capital limited partnership, which had a carrying value of $135,000, and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 is effective for us beginning in the third quarter 2003. We do not believe that the adoption of SFAS 150 will have a material impact on our financial condition or results of operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had approximately $14,499,000 in cash and cash equivalents and short-term investments in the form of money market instruments as of June 30, 2003. We also hold restricted funds in Australian escrow accounts in the form of money market funds denominated in Australian dollars. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States dollar and the Australian dollar.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $21,084,000 at June 30, 2003, and to long-term debt held in Australian dollars in the amount of U.S. $1,782,000 at June 30, 2003. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $20,013,000 at June 30, 2003. These restricted funds, long-term debt and associated discount and deferred revenue are converted to U. S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

We do not have any purchased futures contracts or any derivative financial instruments, other than the warrants issued in connection with the private placement on February 10, 2003.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgeralds Reno, Inc. (“FRI”) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000, which is secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. The note bears interest at the rate of 10% per year (based on a twenty-year amortization) and is payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease to G&S Investment Company. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

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

On April 14, 2003, FRI filed a Supplement to a Second Amended Chapter 11 Plan of Reorganization, as modified (the “Plan”), under which FRI assumed its obligations under the Assumption and Assignment of Ground Lease. On April 21, 2003, the Bankruptcy Court confirmed the Plan. On May 5, 2003, the Order confirming the Plan was entered. The Plan contemplates a debt for equity swap with the senior secured noteholders so that the noteholders will own all of the equity of FRI as of the effective date of the Plan, which is no later than 120 days after the entry of the order confirming the Plan (the “Effective Date”), or September 3, 2003. The new management of FRI has until the Effective Date to obtain the necessary gaming licenses to operate FRI. The new management of FRI now known as Arabella Acquisition, Inc. (“Arabella”) will be unable to obtain the necessary gaming licenses by September 3, 2003 and has applied to the Nevada Gaming Commission and obtained the appointment of Jeffrey Gilbert as Supervisor for the Reorganized FRI in order to meet Nevada’s gaming licensing requirements. Mr. Gilbert holds a gaming license and will be supervising the operations of the Reorganized FRI. Pursuant to a Bankruptcy Court order granting stay relief to Arabella, Mr. Gilbert is required to comply with the terms of the Plan.

If the Plan goes into effect, on the Effective Date, FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI will issue a new note (the “New Note”) in the amount of the current principal amount less any principal payments made by FRI, including the $50,000 payment, on the same terms and conditions as the February 1, 2000 promissory note, except that the maturity date will be accelerated to three years after the Effective Date of the Plan and the interest rate will be 5% with a 16-year amortization from the Effective Date. FRI will execute an amended and restated deed of trust under the same terms and conditions as the current deed of trust. The anticipated closing date for the execution of the New Note and an Amended and Restated Deed of Trust is August 27, 2003. To ensure that FRI continues to meet its payment obligations under the current note and the Assumption and Assignment of Ground Lease, the Bankruptcy Court entered an order on April 21, 2003 granting stay relief to the Company to record a notice of default and seek the appointment of a receiver if FRI defaults on its payment obligations under the note or ground lease obligations and fails to cure its default within five days after written notice of such default has been provided to counsel for FRI and counsel for the senior secured noteholders of FRI. The Company will continue to closely monitor the payments made by FRI to ensure that, should a default occur, notice of default will be properly provided.

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

The net proceeds to us from the offering were approximately $92 million. We have used approximately $80 million in such net proceeds in connection with the development of our Sweetwater project and general corporate purposes. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2003 annual meeting of the stockholders of the Company was held on May 1, 2003. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

Matter Acted Upon	Votes Cast For	Votes Cast Against	Votes Withheld / Abstentions	Broker Non-Votes
Election of Directors:
Frank M. Bumstead	29,680,585	—	331,482	—
John B. Holmes, Jr.	29,680,135	—	331,932	—
Robert B. Rosene, Jr.	29,680,585	—	331,482	—

Amendment of 1993 Stock Option and Incentive Plan	26,896,626	3,081,541	33,900	—

Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for the 2003 fiscal year	29,561,858	434,158	16,051	—

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On April 29, 2003, we filed a Current Report on Form 8-K dated April 29, 2003 to furnish information under Item 9 of that form regarding our first quarter 2003 earnings release.

Exhibits

*+10.1

Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.2

Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.3

Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.4

Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.5

Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.6	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc.

31.1	Section 302 Certification of Kenneth L. Agee.

31.2	Section 302 Certification of Larry J. Weick.

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: August 12, 2003	By:	/s/ Kenneth L. Agee
Kenneth L. Agee Chairman and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Larry J. Weick
Larry J. Weick Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

*+10.1	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.2	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.3	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.4	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

*+10.5	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.6	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc.

31.1	Section 302 Certification of Kenneth L. Agee.

31.2	Section 302 Certification of Larry J. Weick.

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement