Form 10-Q
period 2003-09-30
SYNTROLEUM CORP
filed 2003-11-14
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At November 5, 2003, the number of outstanding shares of the issuer’s common stock was 39,435,032.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (GTL) plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with partners), our sub-quality gas monetization project and the economic production of gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements include risks that the cost of designing, constructing and operating commercial-scale GTL plants will exceed current estimates, the schedule for construction of commercial-scale GTL plants will extend beyond current estimated schedules, financing for design and construction of commercial-scale GTL plants and our other activities may not be available, commercial-scale GTL plants will not achieve the same results as those demonstrated on a laboratory or pilot basis, GTL plants may experience technological and mechanical problems, improvements to the Syntroleum Process currently under development may not be successful, markets for GTL plant products may not develop, plant economics may be adversely impacted by operating conditions, including energy prices, construction risks and risks associated with investments and operations in foreign countries, our dependence on strategic relationships with manufacturing and engineering companies, volatility of natural gas prices, our ability to obtain interests in natural gas properties for our sub-quality gas monetization project, our ability to implement corporate strategies, competition, intellectual property risks, our ability to obtain necessary financing and other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,226	$14,611
Accounts and notes receivable	1,746	4,431
Catalyst materials	6,366	—
Other current assets	273	1,384

Total current assets	20,611	20,426

REAL ESTATE HELD FOR SALE	—	2,674
INVESTMENTS	185	217
RESTRICTED CASH	21,725	18,076
PROPERTY AND EQUIPMENT, net	2,064	12,673
NOTES RECEIVABLE	2,081	2,199
OTHER ASSETS, net	803	875

	$47,469	$57,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,160	$5,729
Accrued liabilities	1,228	1,071
Current portion of convertible debt (See Note 9)	17,861	—

Total current liabilities	23,249	6,800

LONG-TERM DEBT	1,851	1,432
OTHER NONCURRENT LIABILITIES	136	283
CONVERTIBLE DEBT (See Note 9)	—	4,466
DEFERRED CREDIT	9,829	9,829
DEFERRED REVENUE	34,935	35,875
MINORITY INTERESTS	706	2,445
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 41,504 and 40,435 shares issued in 2003 and 2002 respectively, including shares in treasury	415	404
Additional paid-in capital	164,656	161,546
Notes receivable from sale of common stock	(100)	(100)
Notes receivable from officers secured by common stock	—	(1,441)
Accumulated deficit	(188,131)	(164,322)

	(23,160)	(3,913)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	(23,237)	(3,990)

	$47,469	$57,140

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Joint development revenue	$1,130	$3,446	$14,252	$7,876
Catalyst materials sales	975	—	1,227	—
Other	38	26	408	26

Total revenues	2,143	3,472	15,887	7,902

COST AND EXPENSES:
DOE Catoosa project	3,821	4,747	18,209	7,040
Sweetwater project	—	30,855	—	30,855
Pilot plant, engineering and research and development	2,018	4,250	6,317	12,546
Cost of sales and impairment of catalyst materials	1,477	—	4,395	—
General, administrative and other	3,422	3,936	12,400	12,297

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,595)	(40,316)	(25,434)	(54,836)

INVESTMENT AND INTEREST INCOME	338	366	959	1,227
INTEREST EXPENSE	(384)	—	(935)	—
OTHER INCOME (EXPENSE)	1,274	(475)	1,578	(624)
FOREIGN EXCHANGE GAIN (LOSS)	(31)	10	(156)	(55)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(7,398)	(40,415)	(23,988)	(54,288)

MINORITY INTERESTS	(1)	(26)	(99)	(48)
INCOME TAXES	(9)	(18)	(49)	(94)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,408)	(40,459)	(24,136)	(54,430)

INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS	(5)	134	327	390

NET INCOME (LOSS)	$(7,413)	$(40,325)	$(23,809)	$(54,040)

BASIC AND DILUTED PER SHARE DATA -
Income (loss) from continuing operations	$(0.22)	$(1.24)	$(0.72)	$(1.64)

Income from operations of discontinued real estate business	$0.00	$0.01	$0.01	$0.01

Net income (loss)	$(0.22)	$(1.23)	$(0.71)	$(1.63)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	33,771	32,760	33,742	33,074

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Note Receivable From Sale Of Common Stock	Note Receivable From Officers Secured by Common Stock	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2002	40,435	$404	$161,546	$(100)	$(1,441)	$(164,322)	$(77)	$(3,990)
ISSUANCE OF COMMON STOCK AND WARRANTS	1,000	10	2,990	—	—	—	—	3,000
REPAYMENT OF OFFICER NOTE RECEIVABLE	—	—	—	—	1,441	—	—	1,441
STOCK OPTIONS EXERCISED	69	1	113	—	—	—	—	114
VALUATION OF CONSULTANT OPTIONS	—	—	7	—	—	—	—	7
NET INCOME (LOSS)	—	—	—	—	—	(23,809)	—	(23,809)

BALANCE, September 30, 2003	41,504	$415	$164,656	$(100)	$—	$(188,131)	$(77)	$(23,237)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,809)	$(54,040)
Adjustments to reconcile net income (loss) to net cash used in operations:
Minority interest in subsidiaries	(1,679)	(304)
Depreciation and amortization	477	635
Foreign currency exchange	3,759	1,009
Non-cash compensation expense	7	(53)
Write-down of property, plant & equipment	—	30,855
Gain on sale of property and equipment	(426)	—
Gain on sale of interest in real estate	(1,151)	—
Equity in affiliates	—	852
Changes in real estate held for sale	776	275
Changes in assets and liabilities—
Accounts and notes receivable	2,685	(1,725)
Catalyst materials	4,387	—
Other assets	1,251	878
Accounts payable	(1,606)	1,762
Accrued liabilities and other	10	520
Deferred revenue	(4,393)	—

Net cash used in operating activities	(19,712)	(19,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(739)	(316)
Proceeds from sale of property and equipment	594	—
Proceeds from sale of interest in real estate	3,049	—
Change in restricted cash	(7)	(30)
Distributions from investments	32	—

Net cash provided by (used in) investing activities	2,929	(346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	3,114	—
Proceeds from issuance of debt	13,507	—
Notes receivable from officers secured by common stock	1,441	(1,141)
Minority interest distribution	(60)	—

Net cash provided by (used in) financing activities	18,002	(1,141)

FOREIGN EXCHANGE EFFECT ON CASH	(3,604)	(954)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,385)	(21,777)
CASH AND CASH EQUIVALENTS, beginning of period	14,611	44,737

CASH AND CASH EQUIVALENTS, end of period	$12,226	$22,960

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$49	$94

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and is being used as part of the U. S. Department of Energy (“DOE”) ultra-clean fuels project (“DOE Catoosa Project”). The Company also intends to pursue gas monetization prospects, which may include gas field development in concert with available gas processing technologies, and projects that may later evolve into integrated projects that would encompass GTL activities.

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

2. Operations and Liquidity

Construction of GTL plants in which the Company owns an interest would require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate initial offering price of approximately $220,000,000. On November 4, 2003, the Company completed the sale of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock under this registration statement (see note 16). In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

3. Research and Development

The Company incurs significant costs for materials, equipment and personnel related specifically to research, development and engineering programs. These costs have no alternative future uses and therefore are charged to expense when incurred in accordance with SFAS No. 2, “Accounting for Research and Development Costs.”

4. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options and warrants to purchase 5,655,108 shares of common stock at an average exercise price of $5.40 and 4,494,410 shares of common stock at an average exercise price of $8.01 were not included in the computation of diluted earnings per share for the periods ended September 30, 2003 and 2002, respectively, because inclusion of these options would be anti-dilutive. The number of shares that could be issued as a result of the convertible debt outstanding at September 30, 2003 totals 2,976,732 shares of common stock based on the minimum conversion rate of $6.00 per common share. These shares are also excluded from this computation because their inclusion would also be anti-dilutive.

5. Stock-Based Compensation

The Company has stock-based employee compensation plans for employees and directors. The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (SFAS 148). Accordingly, no compensation cost has been recognized for the employee and director stock option plans. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three and nine months ended September 30, 2003 and 2002, as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss), as reported	$(7,413)	$(40,325)	$(23,809)	$(54,040)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(806)	(680)	(2,282)	(4,163)

Pro forma net income (loss)	$(8,219)	$(41,005)	$(26,091)	$(58,203)

Earnings (loss) per share:
Basic and diluted - as reported	$(0.22)	$(1.23)	$(0.71)	$(1.63)
Basic and diluted - pro forma	$(0.24)	$(1.25)	$(0.77)	$(1.76)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30, 2003	September 30, 2002
Expected dividend yield	0%	0%
Expected volatility	109%	84%
Risk-free interest rate	2.85%	2.63%
Expected life	5 yrs.	5 yrs.

6. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003 and the adoption did not have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 was effective for the Company beginning in the third quarter 2003. The Company’s adoption of SFAS 150 did not have a material impact on its financial condition or results of operations.

7. Note Receivable

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000 and interest rate of 10% per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2,068,000, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5% with principal payments prior to maturity based on a 16-year amortization schedule. The remaining unpaid balance is due August 28, 2006. No gain or loss was recorded as a result of the restructuring of the note. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

The Company will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided. Management believes that the Company will ultimately collect the balance of the note receivable, and accordingly the Company has not recorded any reserve for uncollectible amounts as of September 30, 2003.

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

	September 30, 2003	December 31, 2002
	(unaudited)
Furniture and office equipment	$4,402	$4,270
Buildings	1,347	840
Land	31	118
Leasehold improvements	352	373
Catalyst materials	—	10,752

	6,132	16,353
Less-accumulated depreciation	4,068	3,680

	$2,064	$12,673

The Company is currently marketing catalyst materials for sale during the next year. As a result, these materials, totaling approximately $6,366,000, have been classified as current assets in the September 30, 2003 balance sheet. During the nine-month period ending September 30, 2003, the Company sold some of these materials at the current market price at the time of each sale. The Company incurred a loss on these transactions of approximately $237,000. The Company has recorded an impairment of its remaining catalyst materials as a result of a decline in the current market value of these materials. The total amount of the impairment of these materials totaled approximately $2,931,000 and is included in the accompanying statement of operations for the nine-months ended September 30, 2003. Management will continue to assess these materials for impairment in the future.

9. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the ultra-clean fuels production and demonstration project sponsored by the U.S. Department of Energy. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of September 30, 2003, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions. Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2004. Since this promissory note matures within the next twelve months, the current balance of $17.9 million has been included in current liabilities in the accompanying balance sheet as of September 30, 2003. Should the Company obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of September 30, 2003.

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

During 2000, the Company received the first advance in the amount of AUD $8 million (approximately U.S. $4 million) and during 2001 the Company received the second advance of loan proceeds in the amount of AUD $12 million (approximately U.S. $7 million). These funds were placed in escrow and are being held in Australian currency. These proceeds are included in the Restricted Cash balance on the Company’s consolidated balance sheets. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The long-term debt amount reflects the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted long-term debt amount totaled $9,829,000. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater project and the expensing of all capitalized costs related to this project, this amount has been reclassified from property and equipment and recorded as a deferred credit, as there is no cost of property and equipment related to this project remaining. This credit will be reduced at the time the debt is repaid by the Company. The long-term debt amount reflected for these proceeds will, excluding the effect of currency exchange rate fluctuations, increase over time as the remaining term of the loan declines.

11. Deferred Revenue

On June 18, 2003, the Company entered into an Agreement in Principle for GTL Project Development with one of its licensees, Ivanhoe Energy, which modified certain terms included in the Master License Agreement dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between the Company and the licensee. The licensee had previously paid $10 million as license fee deposits which were recorded as deferred revenue, in accordance with the Company’s revenue recognition policy. Under this modification, the licensee will retain its rights under the Master License Agreement to use the Syntroleum Process and other technology developed by the Company. However, the licensee’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10 million deposit have been terminated. The licensee also agreed to the release of equity contributions for certain projects totaling $2 million. These items were forfeited as reimbursement to the Company for certain research and development projects completed on the licensee’s behalf. As a result of this agreement and in accordance with the Company’s revenue recognition policies, the Company has recognized $12 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during 2003.

During the nine months ended September 30, 2003, the Company has recorded approximately $4,607,000 as deferred revenue related to fuel delivery commitments in connection with the DOE Catoosa Project for Congressional appropriation funds received. The fuel delivery commitment is subject to continued Congressional appropriation of the final project funds and will be recorded as joint development revenue at the time that the fuels are delivered. The Company has also recorded $1,000,000 as deferred revenue related to its agreement with Marathon as discussed in Note 8 in conjunction with the DOE Catoosa Project.

A portion of the Company’s deferred revenue relates to our license agreement with the Commonwealth of Australia. This license agreement is denominated in Australian Dollars and is subject to changes in foreign currency. During the nine months ended September 30, 2003, the Company’s deferred revenue increased by $3,453,000 as a result of an increase in the exchange rate between the United States and Australian dollars.

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

13. Notes Receivable from Officers Secured by Common Stock

During 2001, the Company loaned Kenneth Agee, the Company’s Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June 2002, the Company made additional advances of $683,000 to Mr. Agee. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased to $1,460,000 the amount available to be borrowed. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid the Company for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, the Company has no additional loans outstanding with Mr. Agee.

14. Discontinued Operations

On May 29, 2003, the Company entered into a formal agreement to sell its 75% ownership interest in undeveloped land and residential lots in Houston, Texas known as the “Houston Project” for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, the Company also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to the Company. This distribution is reflected as a reduction in real estate held for sale in the Company’s financial statements for the period ending June 30, 2003. On July 21, 2003, the Company completed and closed on the sale of its interest in the Houston Project and received approximately $3.1 million in proceeds, net of the purchase price adjustment and selling costs. This sale, and the corresponding gain of approximately $1,151,000, is reflected in the Company’s third quarter financial statements. As a result of this sale, the Company no longer has any real estate inventory and will no longer have revenues from sales of real estate operations. The Company has recorded the impact of this business as income from discontinued operations in the consolidated statement of operations for the periods ended September 30, 2003 and 2002. Revenues from the Houston Project totaled $27,000 and $415,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,068,000 and $1,295,000 for the nine months ended September 30, 2003 and 2002, respectively.

15. Reclassifications

Certain reclassifications have been made to the 2002 consolidated balance sheet and statements of operations to conform to the 2003 presentation. These reclassifications had no impact on net income (loss).

16. Subsequent Events

In October 2003, the Company sold 400,000 shares of its common stock to a consultant of the Company and received net proceeds of $1.8 million. In connection with this agreement, the Company also granted 600,000 stock options to this consultant. These options were granted with a strike price of $4.50 per share. These options vest upon the occurrence of certain events specified in the consulting agreement and have a two-year life from the date of vesting. Also in October, we granted 100,000 stock options to another consultant of the Company. These options were granted with a strike price of $3.00 per share. These options vest upon the occurrence of certain events specified in the consulting agreement and have a five-year life from the date of grant. All of the options granted to consultants will be accounted for under SFAS 123 with an expense recognized for any increases in the Company’s stock price greater than strike price.

On November 4, 2003, the Company completed the sale of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock pursuant to a public offering at a price to the public of $3.95 per share and 30% of a warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million for financial accounting purposes at the date of issuance and will be recorded as additional paid-in capital in the fourth quarter of 2003. The Company received net proceeds of approximately $18.7 million after the underwriting discount and estimated offering expenses. Total estimated expenses related to this offering were approximately $0.5 million.

The Company intends to use the net proceeds from the offering to fund a potion of the costs associated with its domestic monetization of sub-quality gas. The Company intends to use any remaining net proceeds to fund costs associated with its GTL Barge project and larger scale GTL projects it is pursuing, if necessary, pilot plant facilities, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

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

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (GTL) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “the Syntroleum Process,” to others for the production of fuels. We anticipate that the Syntroleum Process will be an attractive solution in many instances where there are natural gas reserves, including flared gas, that are not economic to produce using traditional technology or have no current market. We also intend to pursue gas monetization prospects in order to generate short-term cash flow. These projects may include projects that involve only gas field development in concert with available gas processing technologies and projects that may later evolve into integrated projects that would encompass GTL activities. One of the gas monetization projects we are currently pursuing involves monetizing sub-quality gas reserves through the use of a third-party separation technology. These activities are intended to allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

We are focusing our short-term efforts on projects that we believe will generate cash flow in the near future. We also continue to pursue opportunities for developing meaningful revenue streams in the future. Our efforts have focused on the following:

1.	We are currently placing an emphasis on near-term cash-flow projects and projects we believe have the best chance of going forward in the relatively near future with the greatest return on investment potential;

2.	We believe that we are making progress in our defined strategies to reduce costs and monetize non-core assets, although our longer-term survival, particularly after 2004, will depend on our ability to obtain additional revenues or financing;

3.	We believe we have a competitive advantage in our technology by our use of air in the conversion process compared to other technologies that use pure oxygen, thereby reducing the capital costs of plants and avoiding the safety risks associated with pure oxygen; and

4.	We have a large, diverse inventory of projects at varying stages and in various areas including Australia, Bolivia, Cameroon, the Middle East, the Russian Federation, the Commonwealth of Independent States, the United States and other areas of the world.

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

We are pursuing gas monetization projects with prospects for short-term cash flow. These gas monetization projects are intended to allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects. One of the gas monetization projects we are currently pursuing involves gas reserves located in the United States that do not currently meet pipeline specifications because of impurities in the produced gas. When these sub-quality gas reserves are located at smaller fields, they are typically not produced because they do not meet pipeline requirements and the use of typical gas separation technology has been considered uneconomic. We believe that these reserves can be economically produced through the use of a third-party separation technology. We are identifying fields with proven reserves of sub-quality gas and seeking to acquire interests in these fields with minimal capital expenditures and develop gas processing plants to upgrade the quality of the gas, as well as related production and gathering facilities. We expect to acquire the gas processing plants from a third-party supplier and are working with that party in connection with our development efforts, although we do not currently have a supply agreement. Depending upon the demand for sub-quality gas plants, we may seek debt or equity financing in the capital markets to enable us to pursue these opportunities.

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

Operating Revenues

During the periods discussed below, our revenues were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process. In the future, we expect to receive revenue relating to the Syntroleum Process from sales of products or fees for the use of GTL plants in which we will own an equity interest, catalyst sales, licensing, revenues from research and development activities carried out with industry partners, and non-GTL projects we are developing.

Until the commencement of commercial operation of GTL plants in which we own an interest or a non-GTL project we are developing, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed, and will not receive any cash flow from non-GTL projects we are developing until the first of these projects is completed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

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

Our license agreements currently require our catalyst to be used in the initial fill for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We are currently marketing a certain amount of the catalyst materials we have on-hand and have classified these materials as current other assets in the September 30, 2003 balance sheet at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials will be recorded in the statement of operations in the period in which the materials are sold.

License Revenues. The revenue earned from licensing the Syntroleum Process is expected to be generated through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements signed in the past have required an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

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

Non-GTL Project Revenues. We intend to pursue gas monetization projects that involve only gas field development in concert with available gas processing technologies and projects that may later evolve into integrated projects that would encompass GTL activities. One of the projects that we are currently pursuing involves monetizing sub-quality gas reserves through the use of a third-party separation technology. We expect these projects will be pursued by us and with partners through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

Real Estate Sales Revenues. On May 29, 2003, we entered into an agreement to sell our 75% ownership interest in undeveloped land and residential lots in Houston, Texas known as the “Houston Project” for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to us. This distribution is reflected in our financial statements for the period ended June 30, 2003. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.1 million in proceeds. This sale is reflected in our third quarter financial statements. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate.

Operating Expenses

Our operating expenses historically have consisted primarily of pilot plant, engineering, including third party engineering, research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions.

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

We have also recognized depreciation and amortization expense primarily related to office and computer equipment and patents. Our general and administrative expenses have increased substantially over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. As a result of the completion of our new corporate office facility, we have eliminated approximately $500,000 annually of costs associated with our previously rented space.

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater project, and in an effort to conserve working capital, we plan to decrease our operating expenses for 2003 compared to 2002 while continuing to fund only our most critical research and development and project development activities. As a result of workforce reductions, project completions and reduced operating costs related to lower staffing levels, we currently expect our net cash outflows for 2003 to be approximately half of our net cash outflows for 2002. We expect to continue to work on the demonstration plant located at the Tulsa Port of Catoosa used as part of the U.S. Department of Energy (DOE) ultra-clean fuels project (DOE Catoosa Project) in 2003, which will cause our operating cash outflows to increase compared to 2002 amounts. However, we expect these operating cash outflows to be largely offset by outside funding by the DOE and Marathon included in our financing cash flows. Our expectation for cash outflows for 2003 could change if we accelerate our development of a commercial project. During the first nine months of 2003, we recorded $979,000 of severance expense related to our workforce reductions. All severance payments related to our staff reduction during the first quarter of 2003 have been fully paid. Severance payments related to our staff reduction during the second quarter of 2003 and the fourth quarter of 2002 will be fully paid by April 2005.

If we are successful in developing a GTL plant in which we own an interest, we expect to incur significant expenses in connection with our share of the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur our share of cost of sales expenses relating primarily to the cost of natural gas feedstocks for this plant and operating expenses relating to this plant, including labor, supplies and maintenance, and product marketing costs. Due to the substantial capital expenditures associated with the construction of GTL plants, we expect to incur significant depreciation and amortization expense in the future. We also expect to incur expenses related to other gas monetization projects, which could include lease operating costs, gathering and processing fees and other typical costs associated with traditional oil and gas exploration, production and processing.

Results Of Operations

Our primary research and development projects during the first nine months of 2003 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. We expensed $18.2 million during the first nine months of 2003 for our DOE Catoosa Project. Since this project is not currently for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Marathon provides funding for these expenditures through a $21.3 million promissory note, advances on which are recorded as convertible debt on our consolidated balance sheet. Additionally, the DOE funds a portion of these expenditures.

Of the $6.3 million in expenses for pilot plant, engineering and research and development during the first nine months of 2003, approximately $1.7 million directly related to the operation of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on our advanced moving bed technology. This unit began operating during the fourth quarter of 2002 and our testing was completed in mid-August 2003. The results of our testing will enable us to provide quality control for commercial catalyst manufacturing and project-specific engineering support. The new reactor operated according to expectations. In addition, an aggregate of $4.6 million of expenses incurred during the first nine months of 2003 related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants. During the past six years, we have continually expanded our research and development and pilot plant facilities. Because these expenditures have been accounted for as research and development expenses, they are not recorded on our balance sheet. However, they provide valuable data to both our licensees and us.

Our research and development and pilot plant facilities include the following locations and equipment:

•	Syntroleum Laboratory - This laboratory houses nine fixed bed reactors, four fluid bed reactors and seven continuous stir reactors as well as 12 catalyst characterization units and seven catalyst preparation units.

•	Syntroleum Technology Center - This facility houses much of our research and development equipment including our Synfining Refining Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the Department of Defense (DoD) and a consortium of Japanese automobile manufacturers. This facility is also home to our isomerization laboratory, our products laboratory, our distillation laboratory and our gas chromatography laboratory.

•	Syntroleum Pilot Plant - The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit, which is utilized in demonstrating process performance and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. We also have a Fischer-Tropsch laboratory located at this facility that includes four fixed bed reactors and two continuous stir reactors.

•	Syntroleum DOE Catoosa Project - This facility is currently under construction and will house a 70 b/d plant that will initially produce products for the DOE. This facility is anticipated to be online in the fourth quarter of 2003. Subsequent to the completion of the DOE Catoosa Project, we expect to utilize this facility for research and development, as well as demonstrations for licensees or other customers.

During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation (ICRC) to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we announced preliminary approval in October 2000. In May 2002, we signed a Participation Agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility is the basis for construction of a new GTL facility expected to produce up to approximately 70 b/d of synthetic product. Procurement and construction for the project was underway throughout the nine months ended September 30, 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries are expected to commence in the fourth quarter of 2003. Funding received from the DOE during 2003 will be recorded in deferred revenue until the shipment of the finished fuels products. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59 million, funded by $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. Completion of the project is subject to continued congressional appropriation of project funds. The government has approved the appropriations for budget period three of the project in the amount of $4.6 million. As of September 30, 2003, three out of the four budget periods have been approved and funded for a total of $10.8 million. The final budget period will be December 15, 2003 through December 31, 2005 and will include expected funding of approximately $782,000. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers. The completion and start-up of this project will be subject to the risks of delay inherent in any large construction project.

In October 2003, Marathon announced that they and four other companies entered into a memorandum of understanding to further explore the possibility of developing a GTL project in a portion of the North field offshore Qatar using Syntroleum technology. Such a project would be expected to include infrastructure for the development and production of North field reserves, gas processing facilities and a GTL plant. Marathon will lead the consortium, and the companies will work with Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas into ultra-clean diesel and other liquid hydrocarbon products for export to world markets.

In January 2002, we announced that Congress had appropriated $3.5 million for a proposed Flexible JP-8 (single battlefield fuel) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002 we signed a $2.2 million contract with the Department of Defense (DoD) to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically-made (gas-to-liquids) JP-8 fuel in military diesel and turbine engine applications. The program is now nearing completion of Phase I and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product (S5 X-02-001) and in the design of the barge-mounted unit to produce the fuel. We have recorded joint development revenues totaling $2.2 million over the life of this contract, $1.7 million during the first nine months of 2003. On October 21, 2003, we announced that Congress had appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single-battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. Phase II will include expanded engineering and design work for single-battlefield fuel production systems and further single-battlefield fuel characterization and demonstration work. We expect this work will begin during the first quarter of 2004.

On August 21, 2003, we announced our plan to commercialize a small barge-mounted GTL plant (GTL Barge). The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support an LNG facility. The GTL Barge builds on the strengths and safety advantages of the Syntroleum Process, which utilizes air instead of oxygen. We believe the GTL Barge is also suited to process associated rich gas that might otherwise be flared or re-injected. We expect that a single GTL Barge would be designed to produce approximately 20,000 b/d of GTL products, of which 8,000 b/d would be zero sulfur diesel fuel. The balance would be a mix of naptha and natural gas liquids.

On June 18, 2003, we entered into an Agreement in Principle for GTL Project Development with one of our licensees, Ivanhoe, which modified certain terms included in the Master License Agreement (MLA) dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between Ivanhoe and us. Ivanhoe had previously paid $10 million as license fee deposits which were recorded as deferred revenue, in accordance with our revenue recognition policy. Under this modification, Ivanhoe will retain its rights under the MLA to use the Syntroleum Process and other technology developed by us. However, Ivanhoe’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10 million deposit have been terminated. The licensee also agreed to the release of equity contributions for certain projects totaling $2 million. These items were forfeited as reimbursement to us for certain research and development projects completed on Ivanhoe’s behalf. As a result of this agreement and in accordance with our revenue recognition policies, we have recognized $12 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during the nine months ended September 30, 2003. We also agreed to jointly pursue certain integrated GTL projects that both Ivanhoe and us had developed independently. In return for Ivanhoe bringing certain financial resources, as well as certain knowledge and experience from previous GTL projects, we agreed to remove certain territorial restrictions from the MLA.

During February 2003 after discussions with Chevron-Texaco, we mutually agreed to end our license agreement that was originally signed by Texaco in 1996 and that had been inactive for several years. All of the obligations by Chevron-Texaco for confidentiality and protection of our intellectual property remain in effect. This transaction had no impact on our financial condition or results of operations.

We acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, in late 2001 with a 5% partner, BPZ & Associates, Inc. (BPZ). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. Our most current assessment of Block Z-1 indicates that previously existing gas reserves are too small to support a GTL investment, but our analysis did identify two large exploration prospects in the southern portion of the block. We have decided not to perform further exploration or assessments on Block Z-1, and we have entered into a contract with a third party that would transfer our entire interest in Block Z-1 to them, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. This transfer of our interest is contingent on the approval of the contract by the government of Peru and we can give no assurances that the contract will be approved. The Block Z-1 license agreement allows for us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the exploration work program, which requires a commitment of at least $300,000. While we have substantially completed the work commitments for exploration period one, we are maintaining a letter of credit secured by restricted cash of $308,000 until either the completion of exploration program one or the transfer of obligations to the third party. Under the current agreement to transfer our interest, the third party has agreed to perform the remaining requirements under exploration program one until final approval is received from the Peruvian authorities. If the agreement to transfer our interest in Block Z-1 is not approved, we have until January 2004 to decide whether or not to enter exploration work program two, which requires a minimum commitment of $1,300,000. The exploration period expires on December 30, 2008. Upon declaration of commerciality at any time during the exploration phase, the license contract is automatically extended to a total period of 40 years.

In November 2002, we announced the signing of two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia using the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. The first assessment study, completed in June, evaluated a 13,500 b/d plant in central Bolivia that would produce clean diesel for the local market. A go-forward decision on the development of this project will await the completion of the commercialization study for a larger 90,000 b/d plant, which would likely be located in southern Bolivia near the large gas reserves in the Tarija region. This plant would produce ultra-clean fuels and other products primarily for export. The memorandum of understanding for this project originally expired in October 2003, however, under a recent agreement, Ivanhoe has joined Repsol-YPF and us in this large-plant commercialization study, and the parties continue to pursue this project. If either or both of the Bolivia projects go forward upon completion of the studies, Syntroleum, Repsol-YPF and Ivanhoe will negotiate our individual equity participation and would have the right to sell down our respective equity interests or transfer interests between ourselves, as may be mutually agreed. There can be no assurance that either of these projects will go forward.

In March 2003, we also entered into four separate agreements for development in the Russian Federation. These encompass a feasibility study for Yakutgazprom in connection with constructing a GTL plant in the Republic of Sakha, a joint-venture enterprise with the Evenk Autonomous District in Evenkiya region, an investment analysis study for OAO Gazprom and VNIIGAZ for constructing multiple GTL facilities in Russian Federation gas fields, and an economic assessment for Lukoil Overseas for developing associated gas processing and power production projects in the Verkhnekam and Pechora oil fields. During the three months ended September 30, 2003, we initiated a study for VNIIGAZ and recorded revenues totaling $192,000. The remaining feasibility studies are progressing according to schedule, and a portion of the studies are expected to be completed in the early 2004.

We are also participating in other project development activities, including the $3 billion Victorian Power and Liquids Project being developed by Australian Power and Energy Limited in Australia and the negotiations with the Cameroon government for a license to develop the offshore MLHP-4 block in Cameroon, West Africa with EurOil.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $1,130,000 in the third quarter of 2003, down $2,316,000 from the third quarter of 2002 when they were $3,446,000. The decrease was due to higher levels of funding from the DOE for the DOE Catoosa plant received during the third quarter of 2002 than the third quarter of 2003. The majority of our joint development revenue during the three months ended September 30, 2003 relates to our DoD project.

Catalyst Materials Sales. Revenues from catalyst materials sales of $975,000 are related to the sale of a portion of certain catalyst materials. We sold these materials for a net loss of $104,000 during the three months ended September 30, 2003. No catalyst materials were sold during the three months ended September 30, 2002.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $3,821,000 during the third quarter of 2003, a decrease of $926,000 compared to the $4,747,000 of expenses incurred during the third quarter of 2002. The decrease in these expenses is a result of the completion of installation of major equipment modules during the second quarter of 2003. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and the DOE.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,018,000 in the third quarter of 2003, down $2,232,000 from the third quarter of 2002 when these expenses were $4,250,000. The decrease was primarily the result of our workforce reduction and the completion of construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

Cost of Sales and Impairment of Catalyst Materials. Cost of sales and impairment of materials is related to the sale and impairment of certain catalyst materials. We incurred costs of approximately $1,079,000 related to sale of these materials and an impairment of $398,000 during the three months ended September 30, 2003. The impairment was a result of a decrease in the market value of these materials remaining on-hand at September 30, 2003. We will continue to assess these materials for impairment. No catalyst materials were sold during the three months ended September 30, 2002.

General and Administrative Expense. General and administrative expenses were $3,422,000 in the third quarter of 2003, down $514,000 from the third quarter of 2002 when these expenses were $3,936,000. The decrease is attributable to our current emphasis on controlling costs over prior years and our workforce reduction.

Investment and Interest Income. Investment and interest income was $338,000 in the third quarter of 2003, down $28,000 from the third quarter of 2002 when this income was $366,000. The decrease was primarily attributable to decreased interest income from lower cash balances.

Interest Expense. Interest expense was $384,000 during the second quarter of 2003. This interest expense is primarily related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share. We had no convertible debt outstanding during the three months ended September 30, 2002.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was income of $1,242,000 in the third quarter of 2003, compared to expense of ($491,000) during the third quarter of 2002. This increase of $1,733,000 is the result of a gain recorded on the sale of our interest in the Houston Project and the sale of certain property and equipment.

Provision for Income Taxes. Income tax expense was $9,000 and $18,000 in the third quarter of 2003 and 2002, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred losses in the third quarter of 2003 and 2002 and did not recognize any income tax benefits for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $27,000 in the third quarter of 2003, down $388,000, from the third quarter of 2002 when they were $415,000. The cost of real estate sold was $32,000 in the third quarter of 2003, down $249,000 from $281,000 in the third quarter of 2002. These decreases resulted from the sale of our interest in the Houston Project. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the third quarter of 2003, we experienced a net loss of $7,413,000. This loss was $32,912,000 lower than in the third quarter of 2002 when we experienced a loss of $40,325,000. The decrease in the net loss is primarily a result of the write down in 2002 of $30,855,000 of costs related to our suspended Sweetwater Project and other factors described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $14,252,000 in the first nine months of 2003, up $6,376,000 from the first nine months of 2002 when they were $7,876,000. The increase was primarily due to the release of license credits and related indemnifications, as well as project equity contributions, by one of our licensees totaling $12,000,000. These amounts were previously recorded as deferred revenue of $10 million and minority interest of $2 million and were used for reimbursement of research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for the nine months ended September 30, 2003 is $2,252,000 for feasibility studies and work on the Department of Defense project.

Catalyst Materials Sales. Revenues from catalyst materials sales of $1,227,000 are related to the sale of a portion of certain catalyst materials. We sold these materials for a net loss of $237,000 during the nine months ended September 30, 2003. No catalyst materials were sold during the nine months ended September 30, 2002.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $18,209,000 during the first nine months of 2003, an increase of $11,169,000 compared to the $7,040,000 of expenses incurred during the first nine months of 2002. The increase in these expenses is a result of the installation of major equipment modules and mechanical completion of the plant. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and by the DOE.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $6,317,000 in the first nine months of 2003, down $6,229,000 from the first nine months of 2002 when these expenses were $12,546,000. The decrease was primarily the result of our workforce reductions and the completion of construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

Cost of Sales and Impairment of Catalyst Materials. Cost of sales and impairment of materials is related to the sale and impairment of certain catalyst materials. We incurred costs of approximately $1,464,000 related to sale of these materials and an impairment of $2,931,000 during the nine months ended September 30, 2003. The impairment was a result of a decrease in the market value of the materials remaining on-hand. We will continue to assess these materials for impairment. No catalyst materials were sold during the nine months ended September 30, 2002.

General and Administrative Expense. General and administrative expenses were $12,400,000 in the first nine months of 2003, up $103,000 from the first nine months of 2002 when these expenses were $12,297,000. The increase is attributable primarily to the recording of $979,000 of severance costs for workforce reductions occurring in February and April 2003 and increased insurance costs of approximately $590,000.

Investment and Interest Income. Investment and interest income was $959,000 in the first nine months of 2003, down $268,000 from the first nine months of 2002 when this income was $1,227,000. The decrease was primarily attributable to decreased interest income from lower cash balances and lower interest rates.

Interest Expense. Interest expense was $935,000 during the first nine months of 2003. This interest expense is primarily related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share. We had no convertible debt outstanding during the nine months ended September 30, 2002.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was income of $1,323,000 in the first nine months of 2003, compared to a loss of ($727,000) during the first nine months of 2002. This increase of $2,050,000 is the result of gains recorded on the sale of our interest in the Houston Project and sales of certain property and equipment.

Provision for Income Taxes. Income tax expense was $49,000 and $94,000 in the first nine months of 2003 and 2002, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the first nine months of 2003 and the first nine months of 2002 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,068,000 in the first nine months of 2003, down $227,000, from the first nine months of 2002 when they were $1,295,000. The cost of real estate sold was $741,000 in the first nine months of 2003, down $164,000 from $905,000 in the first nine months of 2002. These decreases resulted from the sale of our interest in the Houston Project. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as a result of this sale. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the first nine months of 2003, we experienced a loss of $23,809,000. The loss was $30,231,000 lower than in the first nine months of 2002 when we experienced a loss of $54,040,000. The decrease in the net loss is primarily a result of the write down in 2002 of $30,855,000 of costs related to our suspended Sweetwater Project and other factors described above.

Liquidity and Capital Resources

General

As of September 30, 2003, we had $12,226,000 in cash and short-term investments, including $1,680,000 of advances for the DOE Catoosa Project. Our current liabilities totaled $23,249,000, including approximately $17,861,000 of convertible debt with Marathon which matures at June 30, 2004, $1,997,000 of reimbursable costs related to the DOE Catoosa Project and $655,000 related to severance payments to be made over the next year. Our long-term debt as of September 30, 2003 was $1,851,000, and this debt matures in 2025. The long-term debt amount reflects cash loan proceeds received under our loan agreement with the Commonwealth of Australia, which are held in escrow (AUD $20 million, which is approximately U.S. $11 million) and which are discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash received of $11,019,000 and the originally discounted long-term debt amount of $1,190,000 has been recorded as a deferred credit on the balance sheet. The long-term debt amount reflected for these proceeds, excluding the effect of currency exchange rate fluctuations, will increase over time as the remaining term of the loan declines. Should the conditions under the loan agreement relating to the financing, construction and completion of the Sweetwater Plant not be fully satisfied by August 2004, any loan proceeds remaining in escrow may be returned to the Commonwealth. We are currently in discussions with the Commonwealth regarding the suspension of the Sweetwater project and the related project funding. These funds are currently held in escrow, and we have the rights to the interest earned on these funds. If we are unable to reach a favorable agreement with the Commonwealth of Australia, the funds will be returned in August 2004.

During 2001, we loaned Kenneth Agee, our Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June 2002, we made additional advances of $683,000 to Mr. Agee. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased to $1,460,000 the amount available to be borrowed. On June 26 and July 6, 2002, we loaned an additional $458,000 to Mr. Agee. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid us for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, we have no additional loans outstanding with Mr. Agee.

In February 1999, we loaned Paul F. Schubert, previously our Vice President of Research and Development, $29,335. In September 1999, we loaned Mr. Schubert an additional $30,000. These notes were unsecured and bore interest rates of 5.18% and 5.98%, respectively. The initial note matured on February 25, 2003, on which date Mr. Schubert settled the note by paying $35,221 in principal and interest. On April 11, 2003, Mr. Schubert left the Company and in connection with his separation from the Company, the second note was forgiven.

At September 30, 2003, we had $17,861,000 in convertible debt relating to our loan agreement with Marathon. Under this agreement, we can borrow up to $21.3 million for costs relating to the DOE Catoosa Project. The note bears interest at a rate of eight percent per year. If we obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The promissory note matures on June 30, 2004. Under this agreement, Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into our stock at no less than $6.00 per share. The promissory note is secured by a mortgage on the assets of the project, to allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). Upon an event of default, Marathon may exercise its rights under the mortgage securing the promissory note and appoint a majority of the executive committee that governs the project. At September 30, 2003, we were in compliance with the note agreement. With this note agreement, the approved budget for the project is fully funded, excluding contingencies. The entire project represents a commitment of approximately $59 million, funded $11.5 million from the DOE, labor contributions of $17 million by Marathon and us, the contribution of the previously expensed Cherry Point GTL equipment of $6.3 million by us, a $5 million cash contribution by Marathon and the $21.3 million promissory note between Marathon and us. The excess funding will apply to any contingencies on the project.

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

During October 2003, we consummated (i) the private issuance and sale of 400,000 shares of our common stock for an aggregate purchase price of $1,800,000 and the grant of options to purchase 600,000 shares of common stock to a consultant and (ii) the grant of options to purchase 100,000 shares of common stock to another consultant. The options are exercisable during the period beginning on the date the options vest in accordance with the applicable option agreement and ending on the second anniversary of the vesting date with respect to the options to purchase 600,000 shares and October 6, 2008 with respect to the options to purchase 100,000 shares. The exercise price of the options to purchase 600,000 shares is $4.50 per share, and the exercise price of the options to purchase 100,000 shares is $3.00 per share. We expect to use the net proceeds from these transactions for working capital and general corporate purposes.

On November 4, 2003, we closed a public offering of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock, priced at $3.95 per share, including 30% of a common warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million for financial accounting purposes at the date of issuance and will be recorded as additional paid-in capital in the fourth quarter of 2003. Net proceeds to us were approximately $18.7 million. We intend to use the net proceeds from the offering to fund a portion of the costs associated with our projects related to the monetization of sub-quality gas, including the costs of the gas processing plants we plan to use in connection with these projects. We intend to use any remaining net proceeds to fund a portion of the costs associated with our GTL Barge project and larger scale GTL projects we are pursuing, if necessary, pilot plant facilities, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

At September 30, 2003, we had $1,746,000 in accounts receivable outstanding relating primarily to our DoD project. We also had $21,725,000 in restricted investments as of September 30, 2003 of which $21,417,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth. These restricted assets are held in escrow pending satisfaction of conditions in the loan agreement. The funds will be returned in 2004 if these conditions are not satisfied. We do not have rights to the use of these funds except for the interest earned while in escrow. We also have $308,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for Block Z-1 in Peru. The work program for period one ends on January 30, 2004 and we have no other spending commitments for this project other than the funds in restricted investments, which would be forfeited if we do not comply with the requirements of the work program for period one.

Cash flows used in operations were $19,712,000 in the first nine months of 2003 compared to $19,336,000 during the first nine months of 2002. This increase in cash flows used in operations was primarily the result of the construction of the DOE Catoosa Project and the operation of our advanced reactor at our pilot plant facility, offset by the streamlining of our research and development activities during 2003. As of September 30, 2003, we had recorded as deferred revenue, approximately $5,607,000 related to license credits and fuel delivery commitments in connection with the DOE Catoosa Project.

Cash flows provided by investment activities were $2,929,000 in the first nine months of 2003 compared to cash used in investment activities of $346,000 in the first nine months of 2002. The increase resulted primarily from the proceeds received from the sale of our interest in the Houston Project and other property and equipment.

Cash flows provided by financing activities were $18,002,000 in the first nine months of 2003 compared to cash flows used in financing activities of $1,141,000 in the first nine months of 2002. The difference is primarily due to proceeds from the issuance of common stock and warrants and the exercise of options of $3,114,000, proceeds from the settlement of a promissory note for $1,441,000 and proceeds from the issuance of convertible debt of $13,395,000 related to the DOE Catoosa Project.

The following table sets forth our contractual obligations as of September 30, 2003:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	1 year or less	1-3 years	4-5 years	After 5 years
Long Term Debt	$1,851	$—	$—	$—	$1,851
Convertible Debt	17,861	17,861	—	—	—
Operating Leases	8,116	848	1,285	851	5,132

Total Contractual Cash Obligations	$27,828

The following table sets forth our other commercial commitments as of September 30, 2003:

	Amount of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	1 year or less	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

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

Convertible debt represents our loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us. The promissory note bears interest at a rate of eight percent per year. The only form of repayment under this loan is through capital contributions to the DOE Catoosa Project from a third party, credits against future license fees, or conversion into our common stock at no less than $6.00 per share. At September 30, 2003, we had received $17.9 million under the loan.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We also have leases on our corporate office, which expires in November 2003 and will not be renewed as a result of our relocation, our laboratory and our Houston and Peruvian offices. As a result of the ground lessor not removing us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001, however it is included in our schedule of contractual obligations above.

Our commercial commitments with our 5% partner, BPZ, include a letter of credit relating to our Block Z-1 contract in Peru. This agreement requires four periods of work schedules. Period one runs from January 30, 2002 until January 30, 2004. We currently have the required work schedule guarantee in restricted cash, and we have completed part one of the three-part schedule for period one. We have entered into an agreement to transfer our interest in Block Z-1 to a third party. Under this agreement, the third party has agreed to complete the remaining portion of period one until the government of Peru approves the transfer. Should the contract not be approved, we have until January 30, 2004 to complete parts two and three. If we are unable to complete these parts by January 30, 2004, we will forfeit our $300,000 work guarantee and our rights to the block. Period two runs from January 31, 2004 until January 30, 2006 and requires a work guarantee of $1,300,000. Period three runs from January 31, 2006 until June 29, 2007 and requires a work guarantee of $1,000,000. Period four runs from June 30, 2007 until December 30, 2008 and requires a work guarantee of $1,000,000. We may withdraw from this agreement and the contract by giving notice to all other parties stating our decision to withdraw. A withdrawing party will, following its notification of withdrawal, remain liable only for its share of the work program and budget or AFE prior to such party’s notification of withdrawal, regardless of when the costs are actually incurred; any minimum work obligations for the current period or phase of the contract, and for any subsequent periods of the project which have been previously approved.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently revolve around projects to be located in Bolivia, Cameroon and the Russian Federation.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, partnerships, license agreements and other strategic alliances, as well as various other financing arrangements. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate initial offering price of approximately $220 million. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of products from GTL plants in which we own an interest will be a source of revenues. In addition, we could receive revenues from other commercial projects we are pursuing. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

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

Real Estate and Other Assets

On May 29, 2003 we entered into an agreement to sell our 75% ownership interest in the Houston Project for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to us. This distribution is reflected in the second quarter of 2003. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.1 million in proceeds. This sale is reflected in our third quarter of 2003 financial statements. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate.

Our other non-current assets at September 30, 2003 included an investment in a privately held venture capital limited partnership, which had a carrying value of $135,000, and an equity investment in a recently renovated hotel in Tulsa, Oklahoma.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Our adoption of SFAS 143 on January 1, 2003 did not have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 is effective for us beginning in the third quarter 2003. Our adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We had approximately $12,226,000 in cash and cash equivalents and short-term investments in the form of money market instruments as of September 30, 2003. We also hold restricted funds in Australian escrow accounts in the form of money market funds denominated in Australian dollars. These accounts can have fluctuating balances relating to the foreign currency exchange rate between the United States dollar and the Australian dollar.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $21,417,000 at September 30, 2003, and to long-term debt held in Australian dollars in the amount of U.S. $1,851,000 at September 30, 2003. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $20,328,000 at September 30, 2003. These restricted funds, long-term debt and associated discount and deferred revenue are converted to U. S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations.

We do not have any purchased futures contracts or any derivative financial instruments, other than the warrants issued in connection with the private placement on February 10, 2003.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2000, we sold our parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”) for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000 and interest rate of 10% per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of us on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay us $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2,068,000, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5% with a 16-year amortization. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

We will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided. We believe that we will ultimately collect the balance of the note receivable, and accordingly we have not recorded any reserve for uncollectible amounts as of September 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.

On October 15, 2003, we consummated the private issuance and sale of 400,000 shares of our common stock for an aggregate purchase price of $1,800,000 and the grant of options to purchase 600,000 shares of common stock to Ziad Ghandour, a consultant to us. On October 6, 2003, we granted options to purchase 100,000 shares of common stock to Wayne Berman, another consultant to us. The consideration received by us in connection with these transactions was the amount of cash referred to above and consulting services. The options are exercisable during the period beginning on the date the options vest in accordance with the applicable option agreement and ending on the second anniversary of the vesting date with respect to the options to purchase 600,000 shares and October 6, 2008 with respect to the options to purchase 100,000 shares. The exercise price of the options to purchase 600,000 shares is $4.50 per share, and the exercise price of the options to purchase 100,000 shares is $3.00 per share. We expect to use the net proceeds from these transactions for working capital and general corporate purposes. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

On October 31, 2003, we entered into a First Amendment to our Amended and Restated Rights Agreement. This amendment provides that neither Robert A. Day nor members of his immediate family, nor any of their affiliates or associates, individually or collectively, will be deemed an acquiring person under our Rights Agreement unless Mr. Day or any member of his immediate family, together with all affiliates and associates of such person, is the beneficial owner of 35% or more of the then outstanding shares of common stock.

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

The net proceeds to us from the offering were approximately $92 million. We have used approximately $81.7 million in such net proceeds in connection with the development of our Sweetwater project and general corporate purposes. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On September 2, 2003, we announced that Richard L. Edmonson joined the Company as Vice President, General Counsel and Corporate Secretary.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On July 29, 2003, we filed a Current Report on Form 8-K dated July 29, 2003 to furnish information under Item 12 of that form regarding our second quarter 2003 earnings release.

Exhibits

4.1	Warrant Agreement dated as of November 4, 2003 between the Company and American Stock Transfer & Trust Company.

4.2	Form of Warrant (contained in Exhibit 4.1)

*4.3	First Amendment to the Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of October 31, 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed October 31, 2003).

+10.1	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson.

+10.2	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: November 13, 2003	By:	/s/ Kenneth L. Agee
Kenneth L. Agee
Chairman and Chief Executive Officer

Date: November 13, 2003	By:	/s/ Larry J. Weick
Larry J. Weick
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

4.1	Warrant Agreement dated as of November 4, 2003 between the Company and American Stock Transfer & Trust Company.

4.2	Form of Warrant (contained in Exhibit 4.1)

*4.3	First Amendment to the Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of October 31, 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed October 31, 2003).

+10.1	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson.

+10.2	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement