Form 10-K
period 2003-12-31
SYNTROLEUM CORP
filed 2004-03-23
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4322 South 49th West Avenue

Tulsa, Oklahoma 74107

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (918) 592-7900

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

and

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

At June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $55,877,000 based on the closing price of such stock on such date of $2.67 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10% stockholders are its affiliates).

At March 1, 2004, the number of outstanding shares of the registrant’s common stock was 39,591,078.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2003 for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), our sub-quality gas monetization project and the economic production of gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “the Syntroleum Process,” to others for the production of fuels. We anticipate that the Syntroleum Process can be applied economically in many locations where there are natural gas reserves, including flared gas, that are not economic to produce using traditional technology or have no current market. We also intend to pursue gas monetization projects in order to generate short-term cash flow. These projects may include projects that involve only gas field development in concert with available gas processing technologies, projects in which we will only process the developed gas, and projects that may later evolve into integrated projects that would encompass GTL activities. These activities are intended to allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

We are focusing our short-term efforts on projects that we believe will generate cash flow in the near future. We also continue to pursue opportunities for developing revenue streams in the future. Our efforts have focused on the following:

1.	We are currently placing an emphasis on near-term cash-flow projects and projects we believe have the best chance of going forward in the relatively near future with the greatest return on investment potential;

2.	We believe that we are making progress in our defined strategies to reduce costs and monetize non-core assets through the reduction in the size of our workforce in 2002 and 2003, sale of non-core assets and implementation of more focused research and development strategies, although our longer-term survival, particularly after 2005, will depend on our ability to obtain additional revenues or financing;

3.	We believe we have a competitive advantage in our technology by our use of air in the conversion process compared to other technologies that use pure oxygen, thereby reducing the capital costs of plants and avoiding the safety risks associated with pure oxygen; and

4.	We have a large, diverse inventory of projects at varying stages and in various areas including Australia, Bolivia, Cameroon, Egypt, Qatar, the Russian Federation, the Commonwealth of Independent States, the United States and other areas of the world.

We are incurring costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons produced by the Syntroleum Process, and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, GTL plants or non-GTL projects we are developing.

During the past five years, we have been focusing on commercializing the Syntroleum Process by working with our licensees and others to develop GTL projects and our own gas monetization projects. We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 8, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.

GTL Projects

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

We believe the key advantages of our technology over traditional technologies are (1) the use of air in the conversion process, which is inherently safer than the requirement for pure oxygen in other GTL technologies and (2) the use of our proprietary catalysts, which enhance the conversion efficiency of the catalytic reaction. We believe these advantages will reduce capital and operating costs of GTL plants based on the Syntroleum Process and permit smaller plant sizes, including mobile plants that could be mounted on barges and ocean-going vessels. Based on demonstrated research, including the advancement of our technology from the laboratory to pilot plant and demonstration facility scales, we believe the Syntroleum Process can be economically applied in GTL plants with throughput levels from less than 10,000 to over 100,000 barrels per day (“b/d”). We believe the advantages afforded by the Syntroleum Process together with the large worldwide resource base of stranded natural gas and underutilized coal reserves provide significant market opportunities for the use of this technology by us and our licensees in the development of commercial GTL plants. These market opportunities include the application of our technology to natural gas reserves that are currently being flared, vented or re-injected due to the limited markets available or to coal reserves that are not currently being produced due to environmental concerns.

While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we have successfully demonstrated numerous elements and variations for all three of the major catalytic reactions that are part of the Syntroleum Process. These major catalytic reactions include the autothermal reforming of natural gas to Synthesis Gas, or Syngas, the Fischer-Tropsch synthesis to convert the Syngas into paraffin, and the hydro-treating/hydro-cracking of the paraffin to produce finished products. We have completed numerous tests and observations on each of these reactions in demonstration plant operations and laboratory tests, including operation of the Cherry Point Refinery demonstration facility in Blaine, Washington with ARCO for approximately one year, several years of operations at our Tulsa based pilot plant under various operating conditions and preparation and testing of various concepts and designs in our laboratories. For a discussion of our intellectual property rights, see “ – Intellectual Property”.

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have active projects under development with current licensees Ivanhoe Energy, Inc. (“Ivanhoe”), Marathon Oil Company (“Marathon”) and Repsol-YPF, S.A. (“Repsol-YPF”). These agreements are described under “ – Licensing Agreements”. Additionally, we have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd. and Mustang Engineering, L.P., with which we have entered into agreements allowing access to our confidential engineering systems, technology and information.

Gas Monetization Projects

We are pursuing gas monetization projects with prospects for short-term cash flow. These gas monetization projects are intended to generate revenues to provide us with cash flow as we pursue long lead-time GTL projects. One of the gas monetization projects we are currently pursuing involves gas reserves located in the United States that do not currently meet pipeline specifications because of impurities in the produced gas. When these sub-quality gas reserves are located at smaller fields, they are typically not produced because they do not meet pipeline requirements and the use of typical gas separation technology has been considered uneconomic. We believe that these reserves can be economically produced through the use of various separation technologies that remove a sufficient amount of the inert elements in the gas to meet pipeline specifications at a cost that is economic. We are locating fields with identified reserves of sub-quality gas and are seeking to acquire interests in these fields with minimal capital expenditures. We are also seeking opportunities to develop gas processing plants to upgrade the quality of the gas, as well as related production and gathering facilities. We expect to acquire the gas processing plants from various third-party suppliers, although we do not currently have a supply agreement. Depending upon the demand for sub-quality gas plants, we may seek debt or equity financing in the capital markets to enable us to pursue these opportunities.

Business Strategy

Our objective is to monetize stranded hydrocarbon resources by utilizing the Syntroleum Process and other process technologies. Our business strategy to achieve this objective involves the following key elements:

Participate in Gas Development Projects. We intend to establish equity participation in projects involving monetization of stranded natural gas and coal assets and associated activities. We are actively pursuing such projects in Australia, Bolivia, Cameroon, the United States and the Russian Federation. Under this strategy, we will provide our GTL and related technologies to partner with companies that have remote and/or stranded resources that can be economically monetized with our technology. Such projects may involve conventional gas processing and/or GTL activities.

Develop and Own GTL and Other Gas Processing Plants. We intend to develop projects and own equity interests in joint ventures with our licensees and other energy-industry and financial partners that will develop and own GTL and other gas processing plants for the production of fuels and specialty products. We are actively pursuing development of GTL and/or other gas processing plants in several locations, including potential projects in Australia, Bolivia, Cameroon, Egypt, the United States and the Russian Federation. We are currently engaged in the study phase with respect to several joint ventures; however, at present no joint venture for the construction of a GTL or other gas processing plant is in place.

License the Syntroleum Process. We plan to support our existing licensees in their efforts to develop new GTL plants through our research and development and engineering support activities. We also intend to continue selling licenses to use the Syntroleum Process and the Synfining Process. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum Process and the Synfining Process and to assist in the plant construction process. We believe that our research and development capabilities combined with our pilot plant testing facilities provide advantages over competing and alternative technologies. We also believe these advantages enable us to attract new licensees, maintain strong relationships with existing licensees and gain project participation opportunities for us.

Expand and Develop Product Markets. We intend to continue developing markets for our synthetic fuels and specialty products in order to promote construction of GTL plants by our licensees, and to establish markets for GTL products from plants developed and owned by us. Based on the results of our already-completed research and development activities, we believe that our technology can provide economic and environmentally superior transportation fuels, including diesel and JP-5/JP-8 jet fuels by removing sulfur and aromatics from the fuels, which can be transported to the end user through the existing distribution infrastructure. We also believe that availability of these fuels will foster the development and economic application of fuel cells and other clean combustion technologies.

The Syntroleum Process

The Syntroleum Process involves two catalytic reactions: (1) conversion of natural gas into synthesis gas in our proprietary flameless autothermal reformer; and (2) conversion of the synthesis gas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:

Step 1

Conversion of Natural Gas to Synthesis Gas

Step 2

Fischer - Tropsch Synthesis

In the Syntroleum Process, the source of oxygen in the first reaction is air. This results in dilution of the synthesis gas with nitrogen. Competitive processes typically use nearly pure oxygen in generation of the synthesis gas and, instead of being diluted with nitrogen, are typically diluted with recycled gas. Our slightly higher level of dilution results in reactors that are slightly larger than reactors in competitive processes because reactor volume is primarily a function of the volume of reactor internals for heat removal, synthesis gas volume, diluent volume, and catalyst volume. Although the difference in reactor sizes slightly increases the overall plant cost, this cost is offset by eliminating the need for an oxygen plant. Furthermore, the elimination of pure oxygen from a Fischer-Tropsch plant, which always has hydrocarbons present, results in an inherently safer process.

The flameless autothermal reformer in the Syntroleum Process is similar to units used for over 30 years in the ammonia industry. This reformer was operated for over 6,500 hours at a 70 b/d demonstration facility with one of our licensees, ARCO, at its Cherry Point refinery in Washington State. It has also been operating since 1995 as the sole source of synthesis gas for our pilot and demonstration facility in Tulsa, Oklahoma. The nitrogen in the gas entering the autothermal reformer passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. These trace contaminants may be removed from the process stream and are not incorporated into the finished products in significant quantities.

Although our proprietary cobalt-based Fischer-Tropsch catalyst was originally developed for use with synthesis gas produced from natural gas, it is capable of functioning with synthesis gas produced from other sources, such as coal or petroleum coke. In order to efficiently utilize coal or petroleum coke, these feedstocks are converted into synthesis gas using a gasifier; the ratio of hydrogen to carbon monoxide in the synthesis gas then may be adjusted using a water gas shift reactor.

We have also developed refining technology – the Synfining Process – for conversion of the Fischer-Tropsch products into a variety of products including diesel fuels, jet fuels, lubricants, and other materials. The high purity and highly paraffinic, or waxy, nature of the Fischer-Tropsch products generally require lower temperature processing conditions than conventional petroleum-derived feedstocks to obtain high yields of the desired products. This refining technology has been used to produce fuels for testing by automobile manufacturers in the United States and Japan as well as by the U.S. Department of Defense. This refining technology is available for license to our Syntroleum Process licensees and others.

Our goal in developing the Syntroleum Process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications. We are also working to reduce the manufacturing cost for our proprietary Fischer-Tropsch catalyst with a number of catalyst vendors with which we have entered into agreements allowing access to our confidential catalyst technology.

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

Resource Base

Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil, natural gas and coal. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Under Securities and Exchange Commission regulations, proven coal reserves are the reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the gas and coal resource base. We have not independently verified this information. Accordingly, we cannot assure you as to the existence or recoverability of the estimates of identified reserves of oil, natural gas and coal set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas and coal into amounts of synthetic crude oil assume that all of the referenced natural gas and coal could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas and coal, the composition of the natural gas and coal and process conditions selected for the plant, and this variance may be material.

Natural Gas

The following table presents the 2002 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region:

2002 Worldwide Natural Gas Reserves, Consumption and Reserve Life

Region	Reserves	Consumption	Reserve Life
	(TCF)	(TCF)	(years)
Central and South America	250	3.5	68.7
Africa and the Middle East	2,398	9.6	326.9
Asia & Australia	445	11.7	41.8
Europe and the Commonwealth of Independent States	2,156	36.9	61.8
North America	252	27.9	9.3
Total	5,501	89.5	61.5

Source: Information derived from BP Statistical Review of World Energy 2003.

World natural gas reserves have increased in recent years. Identified gas reserves in 1992 were estimated to be approximately 4,885 trillion cubic feet (“TCF”), according to the BP Statistical Review of World Energy 2003. However, by 2002, natural gas reserves were estimated to be approximately 5,501 TCF. This increase occurred while the demand for natural gas increased 20% over the same time period.

The Energy Information Administration (“EIA”) has estimated that, in addition to the 5,501 TCF of proven natural gas reserves, there is an additional 3,000 TCF of stranded gas. This is the equivalent of more than 300 billion barrels of synthetic crude oil. The term “stranded gas” generally refers to gas existing in reservoirs that have been discovered but no economic market can be found for the production, or production would be too prolific for the limited markets available. Typically this low value gas is managed by either not producing it, flaring, venting, or re-injecting it into the geologic formation from which it is produced.

We believe that energy companies with stranded natural gas reserves will be able to cost-effectively use our GTL technology to produce fuels that can be sold in well-developed global markets. As a result, we believe these companies would be able to generate a return on these already discovered reserves, which are currently undeveloped.

Coal

In addition to enabling monetization of stranded natural gas, our GTL technology can be applied to coal. According to BP Statistical Review of World Energy 2003, in 2002 identified world coal reserves were approximately 984,453 million tons. Much of these reserves are difficult and expensive to utilize because of environmental concerns. By applying the Syntroleum Process, these underused resources could be converted to ultra-clean transportation fuels, thus providing a new source of clean energy and reducing dependence on oil from politically unstable regions.

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

We expect demand for products created via the Syntroleum Process to result from the following factors:

The Large Market for Transportation Fuels. According to the EIA, diesel fuel demand is estimated to be growing at a faster rate than the total demand for refined products, due to superior fuel efficiency of the diesel engine. Based on a study completed by the National Energy Policy Development Group, oil consumption in the United States is expected to increase to 25.8 million b/d by 2020 primarily due to the growth in consumption of transportation fuels. Based on our belief that the Syntroleum Process can produce ultra-clean transportation fuels, we believe that a portion of the demand growth can be satisfied through our process.

Increasing Demand for Ultra-Clean Fuels. Market demand for ultra-clean fuels is increasing due to more stringent environmental standards in most of the world’s industrialized countries and the need for vehicle manufacturers to respond to the challenge of producing fuel-efficient engines that meet these standards. The burden of producing cleaner fuels from conventional crude oil is expected to substantially increase refining costs. We believe these factors will promote the creation of markets for premium, ultra-clean fuels produced by the Syntroleum Process. In addition, we believe that fuels produced by the Syntroleum Process, either alone or blended with conventional fuels, can be used in existing and new generation diesel engines on a cost-effective basis to meet or exceed current and scheduled fuel specifications and emissions standards.

Increasingly Restrictive Environmental Legislation. Key domestic and international environmental regulations and initiatives that affect the demand for ultra-clean fuels include the Clean Air Act of 1970, which establishes specific responsibilities for government and private industry to reduce emissions from vehicles, factories and other pollution sources. In December 1999, the Environmental Protection Agency issued rules mandating that sulfur levels in highway diesel fuel be lowered from the current level of 500 parts per million (“ppm”) to 15 ppm beginning in 2006. The burden placed on the petroleum refining and automobile industries to meet these new gasoline and diesel sulfur levels is significant.

The European Union is also seeking sharp reductions in engine emissions. Sulfur content from the current 350 ppm to below 50 ppm is currently mandated for diesel fuel by 2005. In addition, the Commission of the European Communities has issued a proposal, which, if adopted, would require diesel fuel with a maximum sulfur content of 10 ppm to be made available on a broad geographic basis within each member state of the European Union by January 1, 2005. The proposal would require all diesel fuel to have a maximum sulfur content of 10 ppm by 2011.

We believe that fuels produced by the Syntroleum Process are positioned to take advantage of the demand for ultra-clean fuels that we expect will develop as a result of these stringent emission standards. This belief is based on the characteristics of fuels produced by the Syntroleum Process, which are substantially free of contaminants – sulfur, aromatics and heavy metals – and demonstrate high operating efficiency. As a result, we believe that fuels produced by the Syntroleum Process, either alone or blended with conventional fuels, can be cost-effectively used to meet scheduled fuel specifications.

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

Because fuels produced by the Syntroleum Process are substantially free of contaminants and have greater hydrogen content than other liquid fuels, we believe that fuels produced by the Syntroleum Process have the potential to become preferable fuel cell fuels and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of contaminants from fuels produced by the Syntroleum Process allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of fuel-cell components can be reduced. Because fuels produced by the Syntroleum Process have almost twice the hydrogen content of other liquid fuels, including methanol, fuels produced by the Syntroleum Process enable greater utility and wider application of fuel-cell power for vehicles. We also believe that fuels produced by the Syntroleum Process have lower toxicity and similar solubility compared to conventional fuels, and can be distributed via existing conventional fuel distribution infrastructure.

The Existing Market for High-Quality Specialty Products. Synthetic crude oil produced by the Syntroleum Process can be further refined into specialty products using conventional refining processes that can be simplified to take advantage of the ultra-clean nature of the synthetic feedstock. We retain the exclusive right to manufacture these products using the Syntroleum Process under our license agreements and intend to develop and own significant equity interests in GTL plants designed to produce these specialty products. We believe that specialty products produced by the Syntroleum Process have environmental and performance characteristics that are superior to comparable conventional crude oil products.

Sales and Marketing

We intend to maintain an active marketing and sales effort to promote the Syntroleum Process, working to further develop current projects as well as to look for additional project opportunities. We also intend to continue efforts to establish brand recognition for “Syntroleum” through participation in fuels conferences, press releases, providing fuels testing for automobile and engine manufacturers, and our work with the Department of Energy, the Department of Defense and other governmental agencies. “Syntroleum” is a registered trademark and service mark in Argentina, Bolivia, Chile, the European Union, Japan, Peru and the United States, with an application pending in Brazil.

Licensing Agreements

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

Under three different licensing programs that include pre-paid deposits, a licensee receives pricing terms for future project site licenses and secures (1) the right to use the Syntroleum Process, (2) the right to acquire catalysts from us for which we charge a fixed mark-up over our cost and (3) the right to future improvements in our GTL technology. Current licensees include BP, the Commonwealth of Australia, Enron Corporation, Ivanhoe Energy, Kerr-McGee Corporation, Marathon, and Repsol-YPF. We have received an aggregate of $39.5 million in connection with our licensing agreements, which generally begin to expire in 2011. We intend to continue to market the Syntroleum Process for license primarily to companies with stranded natural gas reserves. We have retained two consultants, and have commissioned a study, in order to identify stranded natural gas reserves and the entities that have the rights to those reserves.

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

Catalyst Sales and Process Design Packages. Our license agreements grant the licensee the right to acquire from us or from vendors designated by us any proprietary catalyst used in either the synthesis gas reaction or the Fischer- Tropsch reaction, in each case at prices based on our costs plus a specified margin. We currently estimate that these catalysts will be required to be replaced every three to five years. Licensees also have the right to acquire proprietary reactors used in the Syntroleum Process from vendors approved by us. In addition, under our license agreements, licensees are required to purchase from us a process design package for plants covered by the license at a fee based on our costs plus a specified margin. We may, however, develop the process design package with the assistance of a third party. We are also required to provide certain technical support to licensees at specified fees.

Other License Terms. As part of our network model for improving our GTL technology, we generally acquire a royalty-free, non-exclusive license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also generally acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we acquire from other licensees. Licensees may, but are not required to, develop improvements to the Syntroleum Process and may seek to obtain a patent on the improvements, either independently or jointly with us, and to license those improvements. Our license agreements may be terminated by the licensee, with or without cause, and without penalty, upon 90 days notice to us. For a further discussion of our license agreements and license fees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operating Revenues-License Revenues” in Item 7 of this Annual Report on Form 10-K.

Projects

We continue to develop several projects that would utilize the Syntroleum Process; however, we can provide no assurance that GTL plants will be constructed using this technology, that financing will be attained for projects being developed by us and others, that the design and construction of any of these plants will be successfully completed, that any of these plants will be commercially successful, or that these plants will be constructed or utilized on a cost-effective basis. See “ - Risk Factors.”

Commercial and Licensee Projects

During 2003, we and our licensees made progress on various projects including the GTL Barge, the APEL/VPLP Project in Australia, and various projects in Bolivia, Cameroon, Peru, Qatar and the Russian Federation. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2003” in Item 7 of this Annual Report on Form 10-K.

Demonstration and Scale-Up Projects

Our demonstration and Scale-Up Projects during 2003 consisted primarily of the completion of the construction phase of the DOE Catoosa Project and our Flexible JP-8 Pilot Plant program under the Department of Defense Appropriation Bill, 2002. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2003” in Item 7 of this Annual Report on Form 10-K.

Research and Development

Our ongoing strategy includes continuing to lower GTL capital and operating costs through research and development. Our expenditures for pilot plant, engineering and research and development activities totaled approximately $21.9 million in 2001, $15.6 million in 2002, and $8.2 million in 2003. The 2004 budget for these activities is $12.5 million, a significant amount of which relates to engineering and design finalization of the GTL Barge and ongoing research and development efforts focusing primarily on commercialization of the technology we previously have developed.

Our facilities include the following locations:

•	Syntroleum Laboratory - This laboratory houses nine fixed bed reactors, four fluid bed reactors and seven continuous stir reactors as well as 12 catalyst characterization units and seven catalyst preparation units.

•	Syntroleum Corporate Office and Technology Center - This facility houses our corporate offices and much of our research and development equipment, including our Synfining Refining Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the Department of Defense (“DoD”) and a consortium of Japanese automobile manufacturers. This facility is also home to our isomerization laboratory, our products laboratory, our distillation laboratory and our gas chromatography laboratory.

•	Syntroleum Pilot Plant - The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit, which is utilized in demonstrating process performance and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. We also have a Fischer-Tropsch laboratory located at this facility that includes four fixed bed reactors and two continuous stir reactors.

•	Syntroleum DOE Catoosa Project - This facility houses a 70 b/d plant that initially produces products for the DOE. This facility is anticipated to be online in the first quarter of 2004. Subsequent to the completion of the DOE Catoosa Project, we expect to utilize this facility for research and development, as well as demonstrations for licensees or other customers.

•	Other Offices - We also maintain offices in Houston, Texas; Santa Cruz, Bolivia; Moscow, Russian Federation; and Melbourne, Australia.

We completed construction and start-up of our new 3 b/d advanced slurry reactor process demonstration facility during 2002, which was integrated into our existing pilot plant facilities and operated through August 2003. Synthesis gas production at the facility was increased by 50% in order to provide feed for the new reactor system. The new plant demonstrated process performance and conducted parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. The system also allowed for testing and qualification of commercial-sized batches of Fischer-Tropsch catalysts.

Intellectual Property

Our success depends on our ability to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the valid and enforceable intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success and we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We pursue protection of the Syntroleum Process primarily through patents and trade secrets. It is our policy to seek, when appropriate, protection for our proprietary products and processes by filing patent applications in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, commercialization of our GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our GTL technology infringes on the proprietary rights of any third party. However, we can provide no assurance that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

We currently own, or have licensed rights to, more than 116 patents or patent applications pending in the United States and various foreign countries that generally relate to one or more embodiments of the Syntroleum Process. In 2003, research and development continued to lead to new Syntroleum patents. We have recently been granted a new patent for using multiple sources of synthesis gas with our Fischer-Tropsch technology. This new patent, together with our patents on the use of cobalt-based Fischer-Tropsch catalysts with an air-blown synthesis gas process (U.S. Patent 6,169,120, U.S. Patent 6,201,030, U.S. Patent 6,239,184, U.S. Patent 6,344,491) and other patent licenses, gives us and our licensees a firm foundation on which to practice GTL technology based on the Syntroleum Process. Our patents generally begin to expire in 2009 for the initial patents, which were issued in the late 1980s, and in 2017 for most of our patents that have been issued since the late 1990s. These patents are not renewable in the United States, and the cost of renewing our foreign patents is not material. In addition to patent protection, we also rely significantly on trade secrets, know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with our collaborators, licensees, employees and consultants. If these agreements are breached, we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

As part of our intellectual property program, we have reviewed a large amount of Fischer-Tropsch patents and prior art literature. In conjunction with outside patent counsel, our technical staff and management have reviewed thousands of existing patents with respect to our own proprietary position and for patent clearance related to specific projects. Together with licensees, we have spent more than $2.0 million to establish a strong patent position, and we do not believe our technology infringes on the valid enforceable patents of others. As a result of these efforts, we are able to provide easy access to this literature for the entire industry through our website, http://www.fischer-tropsch.org. This growing site now includes over 5,800 patents, 6,000 literature document references, 850 government reports, and approximately 75 of the US Technical Oil Mission microfilm reels. Recently, this website has had as many as 10,000 users and 60,000 hits per month from all parts of the world.

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

Employees

As of March 1, 2004, we had 94 employees, none of which are represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

Government Regulation

We are subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety. Additionally, our GTL plants will be subject to environmental, health and safety laws and regulations of any foreign countries in which these plants are located. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third-party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas. Our operations in the United States are also subject to the federal “Superfund” law and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory categories of parties, including our company, that sent waste offsite for disposal and current owners and operators of property. Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL plants. GTL plants generally will be required to obtain permits under applicable state and federal clean air and water laws, as well as various permits for industrial siting and construction. Emissions from a GTL plant, primarily from the gas turbine, will contain nitrous oxides and may require the installation of abatement equipment in order to meet state and federal permit requirements. Additionally, GTL plants will be required to adhere to state and federal laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

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

Our subsidiary, Scout Development Corporation (“Scout”), which owned our real estate assets sold in 2003, is subject to several U.S. environmental laws, including the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Toxic Substances Control Act. Scout is also subject to U.S. environmental regulations promulgated under these acts, as well as state and local environmental regulations that have their foundation in the foregoing U. S. environmental laws. As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate, as well as real estate that it has sold. However, no such claims are presently pending. Scout has not suffered and does not anticipate that it will suffer a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of noncompliance with such environmental laws and regulations.

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

Available Information

Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available on this website under “Investor Relations-Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us.

Risk Factors

You should carefully consider the risks described below. The risks and uncertainties described below are all of the material risks facing our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in us.

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

A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory and pilot plant basis. Results that could cause commercial-scale GTL plants to be unsuccessful include:

•	lower reaction activity than that demonstrated in laboratory and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs;

•	excessive production of gaseous light hydrocarbons from the Fischer-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;

•	inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs; and

•	higher than anticipated capital and operating costs to design, construct and operate a GTL plant.

In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum Process.

Many of our competitors have significantly more resources than we do, and GTL technologies developed by competitors could become more commercially successful than ours or render our technology obsolete.

Development of GTL technology is highly competitive, and other GTL technologies could become more commercially successful than ours. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL technologies, including BP, Conoco, Exxon, Sasol (including its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than we do to spend for research and development of their technologies and for funding construction and operation of commercial-scale GTL plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. Additionally, several small companies have developed and are continuing to develop competing GTL technologies. The DOE has also sponsored a number of research programs relating to GTL technology that could potentially lower the cost of competitive processes.

As our competitors continue to develop GTL technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of the Syntroleum Process could give rise to claims that our technology infringes upon the rights of others.

Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Additional patents may not be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our GTL technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

Commercialization of the Syntroleum Process may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. We may not become aware of patents or rights that may have applicability in the GTL industry until after we have made a substantial investment in the development and commercialization of those technologies. Third parties may claim that we have infringed upon past, present or future GTL technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our co-venturers, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing proprietary GTL technologies competitive with the Syntroleum Process, have significantly more resources to spend on litigation.

We could have potential indemnification liabilities to licensees relating to the operation of GTL plants based on the Syntroleum Process or intellectual property disputes.

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if GTL plants based on the Syntroleum Process were to fail to operate as designed. Our license agreements require us to indemnify the licensee, subject to a cap of 50% of the license fees we receive, against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Syntroleum Process;

•	acts or omissions by us in connection with our preparation of process design packages for plants; and

•	performance guarantees that we may provide.

Industry rejection of our technology would make the construction of GTL plants based on the Syntroleum Process more difficult or impossible and would adversely affect our ability to receive future license fees.

Demand and industry acceptance for our GTL technology are subject to uncertainty. Failure by the industry to accept our technology would make construction of our GTL plants more difficult or impossible, adversely affecting our ability to receive future license fees and generate other revenue. If a high profile industry participant were to adopt the Syntroleum Process and fail to achieve success, or if any commercial GTL plant based on the Syntroleum Process were to fail to achieve success, other industry participants’ perception of the Syntroleum Process could be adversely affected. In addition, some oil companies may be motivated to seek to prevent industry acceptance of GTL technology based on their belief that widespread adoption of GTL technology might negatively impact their competitive position.

If ongoing work to enhance project economics and improvements to the Syntroleum Process is not commercially viable, the design and construction of lower-cost GTL plants based on the Syntroleum Process could be delayed or prevented.

If improvements to the Syntroleum Process currently under development do not become commercially viable on a timely basis, the total potential market for GTL plants that could be built by us and our co-venturers and by our licensees could be significantly limited. A number of improvements to the Syntroleum Process are in various early stages of development. These improvements will require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis.

Risks Relating to Our Business

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside of our control. If adequate funds are not available, we would be required to delay or eliminate expenditures for these projects and may be required to reduce, delay or eliminate expenditures for research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves.

We have expended and will continue to expend substantial funds to continue research and development of our technologies, to market the Syntroleum Process and to design and construct GTL plants. We intend to finance GTL plants primarily through non-recourse debt financing at the project level, as well as through equity financing. Additionally, we intend to obtain additional funds through collaborative or other arrangements with co-venturers and debt and equity financing in the capital markets. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

We may not receive revenues from license fees, catalyst sales or sales of specialty products from GTL plants in which we own an interest. Even if we do receive these revenues, they may not be sufficient for capital expenditures or operations, or may not be received within expected time frames. If we are unable to generate funds from operations, our need to obtain funds through financing activities or asset monetization will be increased.

Construction of GTL plants based on the Syntroleum Process will be subject to risks of delay and cost overruns.

The construction of GTL plants based on the Syntroleum Process will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:

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

As of December 31, 2003, we had an accumulated deficit of $199 million. We have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, GTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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

Economic application of GTL plants based on the Syntroleum Process and our sub-quality gas monetization project depends on favorable crude oil, natural gas and other commodity prices.

Because the synthetic crude oil, liquid fuels and specialty products that Syntroleum Process-based GTL plants are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock for these GTL plants, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Declines in natural gas prices may materially adversely affect our sub-quality gas monetization project. Prices for natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include:

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

Our belief that the Syntroleum Process can be cost effective for GTL plants with capacities from less than 10,000 to over 100,000 b/d assumes prevailing oil prices in the range of at least $15 to $20 per barrel. In addition, the success of our sub-quality gas monetization project will be substantially dependent upon prevailing prices of natural gas. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $29 per barrel in December 2003, crude oil prices fell for a period of time during 1998 to historically low levels below $10 per barrel and could return to such low levels in the future.

Adverse operating conditions could prevent GTL plants based on the Syntroleum Process from operating economically.

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

Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum Process has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause, upon 90 days notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chief Executive Officer and Chairman of the Board and inventor with respect to many of our patents and patent applications, and John B. Holmes, Jr., our President and Chief Operating Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At March 1 2004, we had 94 full-time employees. Except for a $500,000 life insurance policy that we hold on the life of Kenneth L. Agee, we do not maintain “key person” life insurance policies on any of our employees.

We depend on strategic relationships with manufacturing and engineering companies. If these companies fail to provide necessary components or services, this could negatively impact our business.

We intend to, and believe our licensees will, utilize third-party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process and in connection with our sub-quality gas monetization project. If any third-party manufacturer is unable to acquire raw materials, provide components of GTL plants based on the Syntroleum Process or provide gas processing plants in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays or construction or development plans could be canceled while alternative suppliers or manufacturers are identified and prepare for production. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture gas processing plants and components for GTL plants based on the Syntroleum Process. We have conducted development activities with third parties for our proprietary catalysts and turbines that may be used in the Syntroleum Process, and other manufacturing companies may not have the same expertise as these companies. We do not have a binding supply agreement with the third party manufacturer we expect to provide gas processing plants, and we may not be able to obtain that agreement on terms that are acceptable to us.

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

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

•	timing of any construction by us or our licensees of GTL plants;

•	demand for licenses of the Syntroleum Process and receipt and revenue recognition of license fees;

•	oil and gas prices;

•	timing and amount of research and development expenditures;

•	demand for synthetic fuels and specialty products;

•	introduction or enhancement of GTL technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

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

If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Our GTL plants will generally be required to obtain permits under applicable environmental laws and various permits for industrial siting and construction. Compliance with environmental laws and regulations, as well as with any requisite environmental or construction permits, may increase the costs of designing, constructing and operating our GTL plants. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our previously owned real estate.

Terrorist threats and U.S. military actions could result in a material adverse effect on our business.

Subsequent to the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the United States commenced military actions in response to these attacks. On March 19, 2003, the United States and a coalition of other countries initiated military action in Iraq for the stated purpose of removing that country’s government and destroying its ability to use or produce weapons of mass destruction. Further acts of terrorism in the United States or elsewhere could occur. In addition, recent world political events have resulted in increasing military tension involving North Korea. These developments and similar future events may cause instability in the world’s financial and insurance markets and could significantly increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil and natural gas. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.

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

Sufficient markets may never develop for the synthetic products of the Syntroleum Process, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum Process may be affected by many factors, some of which are out of our control, including:

•	cost competitiveness of the synthetic products of the Syntroleum Process;

•	consumer reluctance to try a new product;

•	environmental, safety and regulatory requirements; and

•	emergence of more competitive products.

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

The energy industry is highly competitive, and competitors could seek to use the third-party processing technologies that we intend to use.

The oil and gas exploration and production industry is highly competitive. Most of the companies in this industry have significantly more financial and other resources than we do. Because we do not have an exclusive agreement with the third-party manufacturing companies regarding our use of their processing technologies and provision of gas processing plants in connection with our sub-quality gas monetization project, our competitors could seek to use the third-party processing technologies that we intend to use. In addition, our competitors could seek to use processing technologies they have developed or other third-party processing technologies. There is generally no prohibition against a third-party manufacturing company competing directly with us or providing the third-party processing technology directly to owners of gas reserves. If our sub-quality gas monetization project is successful, competition with us in this business may intensify, and we may not be able to maintain any advantage gained from our experience in this project.

We may not be successful in acquiring interests in properties with sub-quality gas reserves.

The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and uncertain. Our review of subject properties will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. Because we do not have a database of acquired properties and other resources used in acquiring interests in oil and gas properties, we may not be as well positioned as many of our competitors to successfully acquire interests in properties with sub-quality gas reserves. Our failure to acquire interests in properties with sub-quality gas reserves on acceptable terms would have an adverse effect on this project.

Item 2. Properties

We own and operate a nominal 3 b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. This lease expires in May 2022, and annual lease payments total approximately $9,000. We also lease 4,500 square feet of laboratory space, which expires in June 2006 and has lease payments of approximately $42,000 per year, and we own a 24,000 square-foot corporate office and technology center located on approximately 25 acres in Tulsa.

We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we have constructed a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” We and Marathon are also adding additional equipment to the project for work outside of the scope of the DOE project. We refer to the entire project, including the additional equipment, as the “Catoosa Project.” The primary term of the lease is ten years and the rent is $3,250 per month.

Our predecessor, SLH Corporation, owned real estate assets that we have been liquidating. These assets were legacy assets of a real estate development business that Lab Holdings had conducted in association with a previously owned life insurance company that was sold in 1990. These real estate assets, which consisted of a 75% interest in land in Houston, Texas comprising 221 acres of undeveloped land and 117 residential lots available for sale, known as the “Houston Project” and held by our subsidiary, Scout, were sold in July 2003 to Anthony L. Levinson, our 25% partner in the Houston Project, for approximately $3.9 million in proceeds.

Scout is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. See Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

In February 2000, we sold our parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”), a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, for $3.0 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2.3 million and interest rate of 10% per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of us on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay us $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2.1 million, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5% with a 16-year amortization. As a result of the restructuring of this note, we recorded an impairment of $267,000. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

We will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided. We believe that we will ultimately collect the balance of the note receivable.

In September 2003, we, along with FRI and the ground lessor, were named in a condemnation action by the City of Reno to obtain rights to lower certain railroad tracks presently running alongside the parking garage. We have engaged outside counsel to determine if our interest in the garage is impacted by this action.

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings that, in the opinion of management, are expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2004.

Name	Age	Position
Kenneth L. Agee	47	Chief Executive Officer and Chairman of the Board
John B. Holmes, Jr.	56	President, Chief Operating Officer and Director
Jeffrey M. Bigger	50	Senior Vice President and Chief Technology Officer
Carla S. Covey	31	Vice President of Finance and Controller
Richard L. Edmonson	52	Vice President, General Counsel and Corporate Secretary
J. Mark Landrum	46	Vice President of Business Development – Gas Processing
Kenneth R. Roberts	52	Senior Vice President of Licensing and Business Development
Branch J. Russell	51	Vice President of Business Development – Upstream
Ronald E. Stinebaugh	39	Vice President of Corporate Finance and Acquisitions
Larry J. Weick	55	Senior Vice President and Chief Financial Officer

Kenneth L. Agee is Chief Executive Officer and Chairman of the Board. Mr. Agee founded our company in 1984 and initially served as President and a director. He became Chief Executive Officer in February 1996 and Chairman of the Board in November 1995. He also served as President from June 2002 to September 2002. He is a graduate of Oklahoma State University with a degree in Chemical Engineering. He has over 23 years of experience in the energy industry and is listed as Inventor on several U.S. and foreign patents, with several more patent applications pending, all of which have been assigned to us by Mr. Agee.

John B. Holmes, Jr. is President, Chief Operating Officer and a Director. Prior to joining Syntroleum in October 2002, Mr. Holmes was Chief Operating Officer of El Paso Merchant Energy Company beginning in January 2001, where he had operating responsibility for all assets, including power generation, refining and chemical terminals and marine assets throughout the U.S. and overseas. Before becoming the Chief Operating Officer of El Paso, Mr. Holmes was the President of Oil and Gas Operations from 1999 to 2001. Prior to joining El Paso in 1999, he was President and Chief Operating Officer of Zilkha Energy Company from 1986 to 1998 and, upon its merger with Sonat, Inc. in 1998, he served as President and Chief Executive Officer of Sonat Exploration until 1999. He holds a B.S. in Chemical Engineering from the University of Mississippi.

Jeffrey M. Bigger is Senior Vice President and Chief Technology Officer. Mr. Bigger joined Syntroleum in October 2000 as Business Development Manager and became Vice President of Engineering in September 2002. He has 23 years of experience in management of research, engineering, design and optimization of oil, gas and chemical production facilities. Prior to joining our company, he was ARCO’s gas-to-liquids technology manager from 1994 to 2000, responsible for that company’s GTL program, including research, engineering, pilot plant and commercialization efforts. Mr. Bigger holds a B.S. in Chemical Engineering from Illinois Institute of Technology.

Carla S. Covey is Vice President of Finance and Controller. Ms. Covey became Director of Accounting in June 1997. She has been Controller since January 1999 and Vice President of Finance since September 2002. Prior to joining Syntroleum, she served as Accounting Manager/Human Resource Manager and Manager, Facility Operations for AGC Manufacturing Services, Inc., a global energy company in Tulsa, Oklahoma, from 1995 to 1997. Ms. Covey received her B.A. degree in Business Administration from Drury University and her M.S. degree in Management from Southern Nazarene University. She has also completed the Harvard Business School’s Executive Management Program in Finance and is a certified public accountant.

Richard L. Edmonson is Vice President, General Counsel and Corporate Secretary. Mr. Edmonson became our Vice President, General Counsel and Corporate Secretary in August 2003. Prior to assuming that position, he had served as a contract attorney for us since April 2003. Prior to joining Syntroleum, Mr. Edmonson spent 26 years in the energy industry in various legal and management positions, including seven years as a Senior Vice President of various subsidiaries of Pennzoil Company until January 1999. From January 1999 to August 1999, he was a senior vice president of PennzEnergy Company. From August 1999 to July 2000, Mr. Edmonson was in private practice.

In July 2000, Mr. Edmonson joined EEX Corporation as Senior Vice President, General Counsel and Corporate Secretary where he remained until the sale of that company in November 2002. From December 2002 to April 2003, Mr. Edmonson was in private practice. Mr. Edmonson received his B.A. degree from Oklahoma State University in 1973 and his juris doctor degree from the University of Texas School of Law in 1977.

J. Mark Landrum is Vice President of Business Development - Gas Processing. Mr. Landrum joined Syntroleum in July 1998 as senior process engineer and was promoted to his present position in April 2003. Prior to joining Syntroleum, he was a partner and executive committee member at Muse Stancil & Co., an international energy consulting firm based in Dallas. Mr. Landrum has also held various engineering and project management positions with the gas gathering, processing and marketing affiliates of Sun Exploration & Production Company and Texas Oil & Gas Corporation. Mr. Landrum received his B.S. degree in chemical engineering from Texas A&M University in 1979 and his M.B.A. degree from the University of Texas at Dallas in 1992.

Kenneth R. Roberts is Senior Vice President of Licensing and Business Development. Mr. Roberts joined Syntroleum in July 1997 as Business Development Manager and was promoted to Vice President of Finance, Planning and Administration and Chief Financial Officer in September 2002. Mr. Roberts assumed his current position in April 2003. He has 25 years of petroleum industry experience. Prior to joining Syntroleum, he served as Chief Financial Officer for the Caspian Pipeline Consortium in Moscow and Senior Project Finance Consultant for Oman Oil Company’s India refinery project development team in Houston. Earlier he served 12 years with ARCO Oil and Gas Company where he held various management positions in financial/strategic planning and investment analysis activities. He holds B.S. and M.B.A. degrees from the University of Texas at Austin.

Branch J. Russell is Vice President of Business Development - Upstream. Dr. Russell joined Syntroleum in 1997 as Business Development Manager and became Vice President of Business Development - Upstream in April 2003. He has 23 years experience in the oil and gas industry and has held various positions in exploration and production, research and development, and management. Prior to joining Syntroleum, Dr. Russell worked for Gulf Research and Development Company and Marathon Oil Company, principally in international exploration and production. He holds an A.B. from the University of California at Berkeley and a Ph.D. from Northwestern University.

Ronald E. Stinebaugh is Vice President of Corporate Finance and Acquisitions. He joined our company in February 2003. He has 12 years of investment banking-related experience, primarily focused on the energy industry. Prior to joining Syntroleum, Mr. Stinebaugh held the position of Director, Investment Banking for The Integrated Energy Group at ABN AMRO Incorporated from August 2000 to March 2002 and Vice President, Investment Banking, Energy Group at Prudential Securities in Houston from February 1997 to August 2000. Mr. Stinebaugh was an independent consultant between March 2002 and joining Syntroleum in February 2003. He also held investment banking-related positions with Trivest, Inc., a private equity firm, NationsBanc Capital Markets, Inc. and Kidder, Peabody & Co., Incorporated. Mr. Stinebaugh holds a B.A. from Rice University and an M.B.A. from Harvard Business School.

Larry J. Weick is Senior Vice President and Chief Financial Officer. Mr. Weick joined Syntroleum as Vice President of Licensing and Business Development in 1996 and assumed his current position in April 2003. Prior to joining Syntroleum, from 1971 to 1982, he held positions in engineering, planning and project development in the natural gas and electric utility industry. From 1982 to 1994, he held finance, planning and business development positions with Atlantic Richfield Company. From 1994 to 1996, he served as a consultant to Syntroleum. Mr. Weick holds a B.S. in Electrical Engineering from the University of Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University.

There are no family relations, of first cousin or closer, among our executive officers, by blood, marriage or adoption.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “SYNM.” The table below reflects the high and low sales prices for the common stock for each quarter during 2003 and 2002.

	Sales Price
	High	Low
Year Ended December 31, 2003:
First Quarter	3.40	1.50
Second Quarter	3.30	1.80
Third Quarter	5.41	2.10
Fourth Quarter	6.00	3.38

Year Ended December 31, 2002:
First Quarter	7.50	5.12
Second Quarter	6.25	2.31
Third Quarter	2.78	1.33
Fourth Quarter	2.80	1.10

Record Holders. As of March 1, 2004, we had approximately 1,259 record holders of our common stock (including brokerage firms and other nominees).

Dividends. Cash dividends have not been paid since our inception. We currently intend to retain any earnings for the future operation and development of our business and do not currently anticipate paying any dividends in the foreseeable future. Any future determination as to dividend policy will be made, subject to Delaware law, at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, business prospects and other factors that our board of directors may deem relevant. Although we are not currently a party to any agreement that restricts dividend payments, future dividends may be restricted by our then-existing financing arrangements. See “ Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

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

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 40% of the outstanding shares of our common stock as of March 1, 2004. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Registration Statement

In early 2000 we filed a Registration Statement on Form S-3 (Registration No. 333-32968) (as amended, the “Registration Statement”), in connection with the registration of shares of our common stock with an aggregate offering price of up to $120,000,000. The SEC declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters’ over-allotment option.

The net proceeds to us from the offering were approximately $92.0 million. We used approximately $81.7 million in such net proceeds in connection with the development of our Sweetwater Project and general corporate purposes. The remaining net proceeds from the offering are currently invested in short-term cash and cash equivalents. None of such payments were direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders (1)(2)	3,627,640	$6.30	1,737,770

Equity Compensation Plans Not Approved by Security Holders (3)(4)	1,025,198	$1.72	—

Total	4,652,838	$5.29	1,737,770

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, and the Stock Option Plan for Outside Directors.
(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average exercise price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.
(3)	On August 31, 2002, we granted options to purchase one million shares of our common stock at an exercise price of $1.55 to our President and Chief Operating Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The rights to exercise the option and purchase 333,334 shares vested on October 1, 2002, the rights to exercise the option and purchase an additional 333,333 shares vested on October 1, 2003, and the rights to exercise the option and purchase an additional 333,333 shares will vest on October 1, 2004. Vesting of the options will accelerate upon termination of Mr. Holmes’ employment for any reason other than just cause. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant; (b) 12 months after the date of the termination of Mr. Holmes’ employment by reason of death or disability; (c) the third annual anniversary of Mr. Holmes’ retirement; or (d) the date 12 months following the date upon which Mr. Holmes’ employment terminates for any reason other than those described in (b) or (c) above.

(4)	On June 30, 1997 and on February 3, 1999, we granted options to purchase 17,198 and 8,000 shares of common stock at exercise prices of $9.30 and $6.88, respectively, to our Business Development Consultant, John Hutton. The rights to exercise the option and purchase shares vest in three equal installments each year on the anniversary of each grant.

In December 2002, subject to stockholder approval, we granted options to purchase up to 25,000 shares of our common stock to Mr. James R. Seward, one of our directors, at an exercise price of $1.40. The rights to exercise the option and purchase shares vest in three equal installments each year on the anniversary of the grant. The grant of the options is subject to stockholder approval.

In October 2003, subject to stockholder approval, we granted Mr. Ziad Ghandour, a consultant to the Company and now a member of our board of directors, options to purchase up to 600,000 shares of our common stock at an exercise price of $4.50 per share. These options vest upon the occurrence of certain events specified in the consulting agreement between us and Mr. Ghandour and expire two years from the date of vesting.

In February 2004, subject to stockholder approval, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ghandour pursuant to an amended and restated consulting agreement. The warrants are exercisable during the period beginning on the later of stockholder approval and the date the warrants vest in accordance with the consulting agreement we have entered into with Mr. Ghandour and ending on November 4, 2007. The exercise prices of the warrants range from $4.50 to $5.25 per share. This transaction replaces the 600,000 options that were granted to Mr. Ghandour in October 2003.

In March 2004, subject to stockholder approval, we issued warrants to purchase up to 50,000 shares of our common stock at an exercise price equal to $6.40 to Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge, pursuant to a joint development agreement we have entered into with Sovereign. In connection with the acquisition of properties, the agreement also obligates us to issue to Sovereign warrants to purchase up to an additional 1,950,000 shares at exercise prices per share to be determined based on the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. The warrants are exercisable over a 5-year period from the later of (a) the date of approval by our stockholders or (b) the acquisition of rights to the properties or participation by third parties in the project, as appropriate.

Issuer Repurchases of Equity Securities

Neither we nor anyone acting on our behalf or on behalf of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2003.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:

Joint development revenue	$14,183	$9,621	$2,239	$1,166	$1,986
Catalyst materials revenue	4,966	—	—	—	—
Licensing revenue	—	—	—	2,000	—
Other revenue	91	25	—	84	650

Total revenue	19,240	9,646	2,239	3,250	2,636

Costs and expenses:
Cost of catalyst materials sales	7,886	—	—	—	—
DOE Catoosa Project	21,843	12,606	—	—	—
Write down of Sweetwater Project	—	30,855	—	—	—
Pilot plant, engineering and research and development	8,221	15,558	21,908	18,520	10,863
General and administrative and other	16,107	16,875	17,301	13,118	10,409

Total operating expenses	54,057	75,894	39,209	31,638	21,272

Operating income (loss)	(34,817)	(66,248)	(36,970)	(28,388)	(18,636)
Investment, interest and other income (expense)	(1,188)	711	4,031	2,358	1,864
Income from discontinued real estate business	1,367	357	2,639	862	(386)

Net income (loss)	$(34,638)	$(65,180)	$(30,300)	$(25,168)	$(17,158)

Basic and diluted per share amounts -
Income (loss) from continuing operations	$(1.04)	$(1.99)	$(0.99)	$(0.87)	$(0.63)
Income from discontinued real estate business	$0.04	$0.01	$0.08	$0.03	$(0.01)
Net income (loss)	$(1.00)	$(1.98)	$(0.91)	$(0.84)	$(0.64)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$10,795	$13,626	$42,765	$81,722	$22,798
Property and equipment, net	1,985	12,673	34,049	31,274	6,442
Total assets	67,235	57,140	105,512	139,878	39,591
Long-term debt and deferred credit	13,546	11,261	1,190	731	—
Convertible debt	21,842	4,466	—	—	—
Deferred revenue	38,273	35,875	34,351	35,680	11,000
Stockholders’ equity (deficit)	(12,830)	(3,990)	62,731	94,748	24,832

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 8, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.

We are incurring costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, gas-to-liquids (“GTL”) plants or other non-GTL projects we are developing.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process and catalyst sales. In the future, we expect to receive revenue relating to the Syntroleum Process from sales of products or fees for the use of GTL plants in which we will own an equity interest, catalyst sales, licensing, revenues from research and development activities carried out with industry participants, and non-GTL projects we are developing.

Until the commencement of commercial operation of GTL plants in which we own an interest or a non-GTL project we are developing, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed, and will not receive any cash flow from non-GTL projects we are developing until the first of these projects is completed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

GTL Plant Revenues. We intend to develop GTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., synthetic fuels, lube base oils, process oils, waxes, drilling fluid and liquid normal paraffins) have historically been sold at premium prices and are expected to result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our GTL plants will include co-venturers who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant.

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We are currently marketing a certain amount of the catalyst materials we have on-hand and have classified these materials as current other assets in the December 31, 2003 balance sheet at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials will be recorded on our statement of operations in the period in which the materials are sold.

License Revenues. We expect to generate revenue earned from licensing the Syntroleum Process through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements signed in the past have required an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin expiring in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) site assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development. During 2003, 2002 and 2001, joint development revenues consisted primarily of amounts received from Marathon, Ivanhoe, the DOE and the DoD. Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, the nature of our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the DOE Catoosa Project and the Sweetwater Project, affect the comparability of the periods presented.

Non-GTL Project Revenues. We intend to pursue gas monetization projects that involve only gas field development in concert with available gas processing technologies and projects that may later evolve into integrated projects that would encompass GTL activities. One of the projects that we are currently pursuing involves monetizing sub-quality gas reserves through the use of third-party separation technology. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

Real Estate Sales Revenues. On May 29, 2003, we entered into an agreement with Anthony L. Levinson, our 25% partner, to sell our 75% ownership interest in undeveloped land and residential lots in Houston, Texas known as the “Houston Project” for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.9 million in proceeds, including the Municipal Utility District Bond distribution and net of the purchase price adjustment and selling costs. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate. We have classified the results from our real estate business as discontinued operations in our consolidated statement of operations.

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

We have also recognized depreciation and amortization expense primarily related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. During 2003, we made a strong effort to reduce our operating costs by reducing our workforce and focusing on cost minimization. As a result of the completion of our new corporate office facility, we have eliminated approximately $500,000 annually of costs associated with our previously rented space.

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater Project, and in an effort to conserve working capital, we plan to continue to monitor and decrease our operating expenses for 2004 while continuing to fund only necessary research and development and project development activities. We believe that our operating costs will be reduced in the future as a result of our reduction in our workforce, our corporate relocation, the streamlining of network systems, including telephone, computer and teleconferencing systems, and a reduction in our travel costs. We expect to commence operations at the demonstration plant located at the Tulsa Port of Catoosa used as part of the U.S. Department of Energy (“DOE”) ultra-clean fuels project (“DOE Catoosa Project”) in 2004. However, we expect these operating cash outflows to be largely offset by outside funding by the DOE and Marathon Oil Company (“Marathon”) included in our financing cash flows. Our expectation for decreased operating expenses for 2004 could change if we accelerate our development of a commercial project.

During 2003, we recorded $979,000 of severance expense related to our workforce reductions. The total workforce reduction in 2003 amounted to 11 employees. During the fourth quarter of 2002, we reduced our workforce by 20 employees. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. All severance payments related to our staff reduction during the first quarter of 2003 have been fully paid. Severance payments related to our staff reduction during the second quarter of 2003 and the fourth quarter of 2002 will be fully paid by April 2005.

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

Significant Developments During 2003

Research and Development Projects

Our primary research and development projects during 2003 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. We expensed $21.8 million during 2003 for our DOE Catoosa Project. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Marathon provides funding for these expenditures through a $21.3 million promissory note, advances on which are recorded as convertible debt on our consolidated balance sheet. Additionally, the DOE funds a portion of these expenditures.

Of the $8.2 million in expenses for pilot plant, engineering and research and development incurred during 2003, approximately $2.2 million directly related to the operation of our existing pilot plant facilities in Tulsa, Oklahoma with a new pilot-scale reactor based on our advanced moving bed technology. This unit began operating during the fourth quarter of 2002, and our testing was completed in mid-August 2003. The results of our testing will enable us to provide quality control for commercial catalyst manufacturing and project-specific engineering support. The new reactor operated over 4,800 hours and produced valuable data for commercial scale-up for both licensees and ourselves. In addition, an aggregate of $6.0 million of expenses incurred during 2003 related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the GTL Barge.

Demonstration and Scale-up Activities

DOE Catoosa Project. During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa Project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility was the basis for construction of a new GTL facility expected to produce up to approximately 70 b/d of synthetic product. Procurement and construction for the project was underway throughout 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004. Funding received from the DOE during 2003 was recorded in deferred revenue until the shipment of the finished fuels products. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59.0 million, funded by $11.5 million from the DOE, labor contributions of $17.0 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5.0 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. DOE funding of approximately $780,000 has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. This brings the total project funding from the DOE for the small footprint plant to $11.5 million. We have received all funding for the prior three budget periods. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers.

DoD Project. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the Department of Defense (“DoD”) to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I of this program is now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product (S5 X-02-001) and in the design of the barge-mounted unit to produce the fuel. We have recorded joint development revenues totaling $2.2 million over the life of this contract, including $1.7 million during 2003. Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. Phase II will include expanded engineering and design work for single battlefield fuel production systems and further single battlefield fuel characterization and demonstration work. We expect this work will begin during the first half of 2004.

Commercial and Licensee Projects

GTL Barge. On August 21, 2003, we announced our plan to commercialize a small barge-mounted GTL plant (“GTL Barge”). The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support a liquefied natural gas facility. The GTL Barge builds on the strengths and safety advantages of the Syntroleum Process, which utilizes air instead of oxygen. The GTL Barge is also designed to have equipment to process associated rich gas that might otherwise be flared or re-injected. We expect that a single GTL Barge would be designed to produce approximately 20,000 b/d of GTL products, of which 8,000 b/d would be zero sulfur diesel fuel. The balance would be a mix of naphtha and natural gas liquids. In January 2004, we announced an agreement with Dragados Industrial S.A. (“Dragados”) and TI Capital that contemplates the formation of a jointly owned company to finance, build, own and operate GTL barges world wide using the Syntroleum Process. Dragados and TI Capital will join us to extend our previous design and technical work and complete a feasibility study. The scope of work will include a more detailed cost estimate by Dragados, an update of the barge layout and construct ability analysis, and an updated safety review. In parallel with the technical and engineering work, we, Dragados and TI Capital will also prepare a business plan to include locations for the barges, product transportation and marketing, various commercial structures and financing options. The agreement contemplates that the work will be completed in the summer of 2004. We recently announced a joint development agreement with Sovereign Oil and Gas Company II, LLC (“Sovereign”) whereby Sovereign will work exclusively with us to acquire and develop stranded natural gas fields world wide as feedstock for the GTL Barge.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields, the North Field, with recoverable reserves published by the Qatar government of 380 TCF of gas, which is sufficient to support multiple GTL projects. Qatar’s Energy Minister recently announced his goal of establishing Qatar as the GTL capital of the world. Marathon, one of our licensees, currently has development plans underway for building large commercial GTL plants in Qatar. Marathon is currently working with various industry participants and Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas from the North Field of Qatar into ultra-clean diesel and other liquid hydrocarbon products for export to world markets. We are supporting Marathon in this effort through the use of our facilities and technology.

Licensee Agreements. On June 18, 2003, we entered into an Agreement in Principle for GTL Project Development with one of our licensees, Ivanhoe, which modified certain terms included in the Master License Agreement (“MLA”) dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between Ivanhoe and us. Ivanhoe had previously paid $10.0 million as license fee deposits which were recorded as deferred revenue, in accordance with our revenue recognition policy. Under this modification, Ivanhoe will retain its rights under the MLA to use the Syntroleum Process and other technology that we develop. However, Ivanhoe’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10.0 million deposit have been terminated. Ivanhoe also agreed to the release of equity contributions for certain projects totaling $2.0 million. These items were forfeited as reimbursement to us for certain research and development projects completed on Ivanhoe’s behalf. As a result of this agreement and in accordance with our revenue recognition policies, we have recognized $12.0 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during 2003. We also agreed to jointly pursue certain integrated GTL projects that both we and Ivanhoe had developed independently. In return for Ivanhoe bringing certain financial resources, as well as certain knowledge and experience from previous GTL projects, we agreed to remove certain territorial restrictions covering activities in North America and Asia from the MLA.

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

Peru. In late 2001, we acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, with a 5% partner, BPZ & Associates, Inc. (“BPZ”). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We have decided not to perform further exploration or assessments on Block Z-1, and we have entered into a contract with a third party that would transfer our entire interest in Block Z-1 to that third party, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. This transfer of our interest is contingent on the approval of the contract by the government of Peru, which was received in February 2004. The Block Z-1 license agreement allows us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the exploration work program, which requires a commitment of at least $300,000. Although we have substantially completed the work commitments for exploration period one, we are maintaining a letter of credit secured by restricted cash of $308,000 until either the completion of exploration program one or the transfer of obligations to the third party. Under the current agreement to transfer our interest, the third party has agreed to perform the remaining requirements under exploration program one until the final transfer of the license. The transfer of the license to the third party closed in March 2004.

Bolivia. In November 2002, we announced the signing of two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia using the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. The first assessment study, completed in June 2003, evaluated a 13,500 b/d plant in central Bolivia that would produce clean diesel for the local market. A go-forward decision on the development of this project will await the completion of the commercialization study for a larger 90,000 b/d plant, which would likely be located in southern Bolivia near the large gas reserves in the Tarija region. This plant would produce ultra-clean fuels and other products primarily for export. The memorandum of understanding for this project originally expired in October 2003; however, under a recent agreement, Ivanhoe has joined Repsol-YPF and us in this large-plant commercialization study, and the parties continue to pursue this project. If either or both of the Bolivia projects go forward upon completion of the studies, Syntroleum, Repsol-YPF and Ivanhoe will negotiate our individual equity participation and would have the right to sell down our respective equity interests or transfer interests between ourselves, as may be mutually agreed. There can be no assurance that either of these projects will go forward.

Russian Federation. In March 2003, we announced agreements with Yakutgazprom, Evenkiya, and OAO Gazprom/VNIIGAZ organizations within the Russian Federation. We terminated the agreement with Yakutgazprom in January 2004 following a disagreement over the scope of the study. The remaining agreements require us to work with the respective organizations to formalize joint ventures to monetize large reserves of currently stranded gas within the Russian Federation. These joint ventures, currently in the study phase, range from conventional gas processing activities to strip and market natural gas liquids from associated gas produced from several oilfields, to construction of GTL plants to convert remote gas assets into marketable synthetic fuels. These agreements generally begin to expire in March 2004 if joint venture agreements are not formalized prior to this time.

APEL/VPLP Project. In December 2002, we entered into a letter of intent with Australian Power & Energy Limited (“APEL”) to form a joint venture to participate in the Victorian Power and Liquids Project (“VPLP”) that is planned for the co-production of power and hydrocarbon liquids from brown coal in the Latrobe Valley in the State of Victoria. The Latrobe Valley brown coal seams are thick and close to the surface. This joint-venture transaction contemplates that APEL will contribute certain of its licenses to explore for natural resources, including brown coal, in the Latrobe Valley. We will contribute a license for our proprietary GTL technology, taking a 20% interest in the VPLP joint venture and an undivided 20% interest in the coal resources associated with the VPLP. The initial phase of development calls for a 52,000 b/d GTL plant, which could produce 350 million barrels of synthetic fuels over 20 years. The project incorporates subsurface injection of CO2, called CO2 geo-sequestration. Before the VPLP can commence operations, environmental and other regulatory permits must be obtained; enabling legislation is necessary at both state and federal levels in the CO2 geo-sequestration area. Formation of the joint venture is subject to negotiation and execution of definitive agreements by APEL and us. The obligations of APEL and us to negotiate under the letter of intent expire on May 1, 2004. To date, costs associated with this joint venture have included payments to consultants residing in Australia and travel expenses between Australia and the United States. No assurance can be given that the joint venture will be formed or commence actual business operations.

Cameroon. During a round of bidding held by the Republic of Cameroon in mid-2002, we submitted a work program together with EurOil Ltd. (“EurOil”) based on GTL and won the right to negotiate a production-sharing license for the production and monetization of gas from offshore acreage designated Block MLHP-4. EurOil won the right to negotiate the plan of development by demonstrating that their proposal would contain GTL technology. We and EurOil subsequently signed a 50/50 joint participation agreement that, if negotiations with the Government of Cameroon are successful, calls for assessment, development and production of natural gas and condensate in the Sanaga Sud field, which lies within Block MLHP-4.

The Sanaga Sud field lies in offshore Block MLHP-4 at the southern end of Cameroon near the border with Equatorial Guinea, in shallow water less than 20 meters deep. The nearest population center is the city of Kribi, approximately 20 kilometers to the southeast near the end of the Chad-Cameroon oil pipeline that is now under construction. The gas in this field contains modest amounts of natural gas liquids that, if stripped and marketed, could provide early cash flow for the project. No assurance can be given that the project will go forward.

Results of Operations

2003 Compared to 2002

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $14,183,000 in 2003, up $4,562,000 from 2002 when they were $9,621,000. The increase was primarily due to the release of license credits and related indemnifications, as well as project equity contributions, by one of our licensees totaling $12,000,000. These amounts were previously recorded as deferred revenue of $10,000,000 and minority interest of $2,000,000 and were used for reimbursement of research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for 2003 is $2,183,000 for feasibility studies and work on the DoD project. The majority of our joint development revenues in 2002 related to funding received for our DOE Catoosa Project. Funding from the DOE received during 2003 has been recorded as deferred revenue and will be recognized as joint development revenue upon the completion of our fuels delivery commitments.

Catalyst Materials Sales. Revenues from catalyst materials sales for 2003 of $4,966,000 are related to the sale of a portion of certain catalyst materials. No catalyst materials were sold during 2002. These materials were obtained in connection with our suspended Sweetwater Project and were not readily available or necessary for any of our current projects. These materials were sold as part of our non-core asset liquidation during 2003.

Cost of Sales and Impairment of Catalyst Materials. We incurred costs during 2003 of approximately $7,886,000 related to the sale of catalyst materials, including an impairment of $2,931,000 as a result of a decrease in the market value of these materials. We will continue to assess these materials for impairment. No catalyst materials were sold during 2002.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $21,843,000 during 2003, an increase of $9,237,000 compared to $12,606,000 of expenses incurred during 2002. The increase in these expenses is a result of the installation of major equipment modules and mechanical completion of the plant. These expenses do not negatively impact our current cash flows because they are primarily funded by the DOE and by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet.

Sweetwater Project. The Sweetwater Project was suspended during the third quarter of 2002, and the capitalized costs relating to this project were expensed. The write down of $30,855,000 included costs relating to engineering, catalyst materials, upgrading and other site costs associated with the plant in Western Australia.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $8,221,000 in 2003, down $7,337,000, or 47%, from 2002 when these expenses were $15,558,000. The decrease resulted primarily from our workforce reductions and the completion of construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

General and Administrative Expense. General and administrative expenses were $16,107,000 in 2003, down $768,000, or 5%, from 2002 when these expenses were $16,875,000. The decrease is attributable to our workforce reductions and cost cutting plan, offset by the recording of $979,000 of severance costs for workforce reductions occurring in February and April 2003 totaling 11 employees and increased insurance premium costs of approximately $556,000.

Investment and Interest Income. Investment and interest income was $1,310,000 in 2003, up $247,000 from 2002 when this income was $1,063,000. The increase was attributable to our cash balances in Australia, which resulted in interest income of $855,000 in 2003 compared to $663,000 in 2002, offset by a decrease in our cash balance in the United States, which resulted in interest income of only $105,000 in 2003 compared to $532,000 in 2002. We also recognized returns on investments during 2003 of $45,000, compared to the impairment of our Norian investment in 2002 of $484,000. The Norian investment was written off in 2002 based on our analysis of the expected future cash flows from the investment being considerably less than the recorded value of the asset.

Interest Expense. Interest expense was $1,196,000 during 2003. This interest expense is related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 and not more than $8.50 per share. We had interest expense of $29,000 on the convertible debt during 2002.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was expense of $1,242,000 in 2003, compared to expense of $257,000 during 2002. This increase is the result of foreign currency adjustments related to the deferred credit and related debt, offset by gains recorded on the sale of certain property and equipment.

Provision for Income Taxes. Income tax expense was $60,000 and $66,000 in 2003 and 2002, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. We expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both 2003 and 2002 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,068,000 in 2003, down $866,000 from 2002 when they were $1,934,000. The cost of real estate sold was $753,000 in 2003, down $683,000 from $1,436,000 in 2002. These decreases resulted from the sale of our interest in the Houston Project in July 2003. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as a result of this sale. We recognized a gain from the sale of our interest of $1,151,000 in 2003. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In 2003, we experienced a loss of $34,638,000. The loss was $30,542,000 lower than in 2002 when we experienced a loss of $65,180,000. The decrease in the net loss is primarily a result of the write down in 2002 of $30,855,000 of costs related to our suspended Sweetwater Project and other factors described above.

2002 Compared to 2001

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $9,621,000 in 2002, up $7,382,000 from 2001 when they were $2,239,000. The increase was primarily due to joint development efforts related to our DOE Catoosa project in the amount of $8,600,000 and work conducted under our DOD project in the amount of $731,000 and feasibility studies for our licensees and prospective licensees for $290,000.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $12,606,000 during 2002. This was the first year we began working on this project; therefore, there are no costs associated with this project in 2001. These expenses do not negatively impact our current cash flows because they are funded primarily by the DOE and by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet.

Sweetwater Project. The Sweetwater Project was suspended during the third quarter of 2002, and the capitalized costs relating to this project were expensed. The write down of $30,855,000 included costs relating to engineering, catalyst materials, upgrading and other site costs associated with the plant in Western Australia.

Pilot Plant, Engineering and R&D. Expenses from pilot plant, engineering and research and development activities were $15,558,000 in 2002 as compared to $21,908,000 in 2001. These costs are primarily the result of continued expansion of our Tulsa, Oklahoma pilot plant facility, including our advanced reactor, the construction of a product upgrading plant at our technology center and costs associated with the Sweetwater Project. The majority of these projects were begun in 2001 and completed in 2002.

General and Administrative Expense. General and administrative expenses were $16,875,000 in 2002 as compared to $17,301,000 in 2001. The decrease is attributable primarily to lower wages and salaries resulting from our decreased staffing levels and decreased expenses for outside consultants and advisors. During 2002, general and administrative expenses included a $976,000 accrual relating to severance agreements with terminated employees. The majority of the agreements expire in 2003, with the last agreements expiring in October 2004.

Investment and Interest Income. Investment and interest income was $1,063,000 in 2002 as compared to $4,226,000 in 2001, a decrease of 3,163,000. The decrease was attributable to interest income in 2002 of $532,000 compared to interest income of $2,792,000 in 2001 related to our cash balances in the United States, realized gains and earnings in investments of $483,000 in 2001 compared to only $10,000 in 2002, and the write off of our Norian investment of $484,000 in 2002. The Norian investment was written off based on our analysis of the expected future cash flows from the investment being considerably less than the recorded value of the asset.

Interest Expense. Interest expense was $29,000 during 2002. This interest expense is related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 and not more than $8.50 per share. We had no interest expense during 2001.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expenses), including foreign exchange loss and minority interest, was expense of $257,000 in 2002, compared to income of $277,000 during 2001. This decrease is the result of a foreign currency loss in 2002 of ($83,000) compared to a gain in 2001 of $279,000 related to the deferred credit and related debt in Australia. During 2002, we recorded a $157,000 loss related to the sale of land.

Provision for Income Taxes. Income tax expense was $66,000 in 2002 as compared to $472,000 in 2001. This tax expense represents an Australian withholding tax on payments made to us by the Commonwealth of Australia under our license and loan agreements with the Commonwealth, including the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia in 2001. We expect to incur similar withholding tax expense with respect to any future payments to us by the Commonwealth under either of these agreements. We incurred a loss in both 2002 and 2001 and did not recognize an income tax benefit for such loss.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,934,000 in 2002, down $2,552,000, from 2001 when they were $4,486,000. The cost of real estate sold was $1,436,000 in 2002, down $127,000 from $1,563,000 in 2001. These decreases resulted from the sale of 85 lots in our Houston Project in 2002 compared to 125 lots sold during 2001 and the sale of our Powder Basin Partnership in 2001. We sold our remaining interest in real estate operations during 2003 and therefore, real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as a result of this sale. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In 2002, we experienced a loss of $65,180,000. In 2001, we experienced a loss of $30,300,000. The loss was $34,880,000 higher than 2001. The increase in the loss is primarily a result of the write down in 2002 of $30,855,000 of costs related to our suspended Sweetwater Project and the factors described above.

Liquidity and Capital Resources

General

As of December 31, 2003, we had $32,695,000 in cash and short-term investments, including $1,623,000 of advances for the DOE Catoosa Project, and $13,546,000 in restricted cash related to one of our escrow accounts with the Commonwealth of Australia. Our current liabilities totaled $41,008,000, including $21,842,000 of convertible debt with Marathon, which matures on June 30, 2004, and $13,546,000 related to our loan, and the related deferred credit, from the Commonwealth of Australia.

At December 31, 2003, we had $1,377,000 in accounts receivable outstanding relating to our DOE and DoD projects and catalyst materials sales. We believe that the receivables from our government contracts and our metals brokers will be collected. We also had $24,010,000 in restricted investments as of December 31, 2003 of which $23,702,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth discussed below. We also have $308,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for the Block Z-1 in Peru. The work program for period one has been extended and now ends in the summer of 2004 and we have no other spending commitments for this project other than the funds in restricted investments, which would be forfeited if we do not comply with the requirements of the work program for period one. Under the current agreement to transfer our interest, the third party has agreed to perform the remaining requirements under exploration program one until the final transfer of the license. The transfer of the license to the third party closed in March 2004.

Cash flows used in operations were $22,019,000 in 2003, compared to $31,666,000 in 2002 and to $34,224,000 in 2001. This decrease in cash flows used in operations from 2002 to 2003 was primarily the result of our streamlining of research and development activities, sales of catalyst materials and our focus on controlling costs, offset by the construction of our DOE Catoosa Project and operation of our advanced reactor at our pilot plant facility. During 2002 we completed the construction of our advanced reactor unit and we began construction work on our DOE Catoosa Project. This compares to the modification of our product upgrading unit and expenditures on our Sweetwater Project of approximately $8 million during 2001. Our cash flows from operations include cash flows from discontinued operations of $1,510,000, $336,000 and $2,838,000 during 2003, 2002 and 2001, respectively. We do not expect to have cash flows from these activities in the future.

Cash flows provided by (used in) investment activities were $2,940,000 in 2003, compared to ($337,000) in 2002, and ($4,235,000) in 2001. The increase in cash provided by investing activities for 2003 is related to the monetization of non-core assets, primarily real estate totaling $3,049,000. Cash used in investing activities in 2002 related primarily to the purchase of property and equipment. During 2001 we finalized our EPC agreement and incurred engineering costs associated with the Sweetwater Project. We also received approximately $4 million under the loan agreement with the Commonwealth of Australia and sold our Powder Basin partnership.

Cash flows provided by (used in) financing activities were $43,029,000 in 2003, compared to $3,443,000 in 2002 and ($1,059,000) in 2001. The increased cash flows in 2003 relate to the proceeds received from the sale of stock and warrants and option exercises totaling $24,272,000, proceeds under our loan agreement with Marathon of $17,376,000 for our DOE Catoosa Project and the repayment of an officer note receivable of $1,441,000. The 2002 financing cash flows were primarily due to cash draws under our loan agreement with Marathon totaling $4,466,000 and loan advances to officers totaling $1,141,000. This increase compares to a decrease in cash flows from financing activities during 2001 relating primarily to cash loans to officers.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. Our 2004 budget for pilot plant, engineering and research and development activities is $12.5 million. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for an aggregate offering price of approximately $220 million. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

Construction and operation of GTL plants will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances, the cost of natural gas for use as a feedstock in a GTL plant is not economic.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2003:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$35,388	$35,388	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,867	767	1,242	824	5,034
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	78	—	78	—	—

Total	$43,333	$36,155	$1,320	$824	$5,034

The following table sets forth our other commercial commitments as of December 31, 2003:

Other Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

Our contractual obligations include long-term debt amounts associated with our loan agreement with the Commonwealth of Australia. Under this agreement, the Commonwealth made an unsecured, non-amortizing, interest-free loan to us in the amount of AUD $40 million (approximately U.S. $25 million) with a 25-year maturity. Loan proceeds are to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, we agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds are to be made available to us in three advances. To date we have received the first and second advances of loan proceeds in the amount of AUD $8 million (approximately U.S. $4 million) and AUD $12 million (approximately U.S. $7 million), respectively. These funds were placed in escrow as required by the agreement and are being held in Australian currency. Both the restricted funds and the long-term debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The loan amount reflects cash loan proceeds received under the loan agreement, which are discounted over the remaining term of the loan using an imputed interest rate of 9%. The difference between the cash received of $11,019,000 and the originally discounted debt amount of $1,190,000 has been recorded as a deferred credit on our balance sheet. The debt amount reflected for these proceeds, excluding the effect of currency exchange rate fluctuations, will increase over time as the remaining term of the loan declines. If the conditions under the loan agreement relating to the financing, construction and completion of the Sweetwater Plant are not fully satisfied by August 2004, any loan proceeds remaining in escrow are required to be returned to the Commonwealth. We are currently in discussions with the Commonwealth regarding the suspension of the Sweetwater Project and the related project funding. If we are unable to reach a favorable agreement with the Commonwealth of Australia, the funds will be returned by August 2004.

Convertible debt represents our loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us for costs relating to the DOE Catoosa Project. At December 31, 2003, we had received advances of $20.7 million under the loan and we had accrued interest of $1.1 million. The note bears interest at a rate of 8% per year and matures on June 30, 2004. Should we obtain capital for the DOE Catoosa Project from a third party, these capital contributions are required to be applied towards the outstanding principal and interest of the note. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). At December 31, 2003, we were in compliance with the provisions of the note agreement. The DOE Catoosa Project is fully funded, excluding contingencies or changes in the scope of the project, with this note agreement.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We had leases on our laboratory, our Houston office and our Peruvian office. Our previous leased corporate office space expired in November 2003 and was not renewed as a result of our relocation. Because the ground lessor did not remove us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001; however, it is included in our schedule of contractual obligations above.

Our standby letter of credit relates to our work guarantee for Block Z-1 in Peru. This letter of credit was put in place to cover our commitments under period one of the work schedule for Block Z-1. The agreement to sell our interest in Block Z-1 to a third party was approved by the government in February 2004 and the license was transferred in March 2004, at which time the letter of credit was released and the restricted funds securing the letter of credit were returned to us. The third party is responsible for all remaining work schedules related to Block Z-1.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Bolivia, Cameroon and the Russian Federation.

Notes Receivable from Related Parties

During 2001, we loaned Kenneth Agee, our Chairman and Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June 2002, we made additional advances of $683,000 to Mr. Agee. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75%. The renewal of the promissory note increased to $1,460,000 the amount available to be borrowed. On June 26 and July 6, 2002, we loaned an additional $458,000 to Mr. Agee. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid us $1,513,000, which represented the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, we have no additional loans outstanding with Mr. Agee.

In February 1999, we loaned $29,000 to Paul F. Schubert, previously our Vice President of Research and Development. In September 1999, we loaned Mr. Schubert an additional $30,000. These notes were unsecured and bore interest rates of 5.18% and 5.98%, respectively. The initial note matured on February 25, 2003, on which date Mr. Schubert settled the note by paying $35,000 in principal and interest. On April 11, 2003, Mr. Schubert left Syntroleum, and in connection with his separation, the second note was forgiven.

In June 1995, Larry Weick, our Senior Vice President of Finance, Planning and Administration and Chief Financial Officer, purchased 200,000 shares of our predecessor company’s common stock for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, our predecessor company loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to us shares of our common stock with a market value equal to no less than two times the indebtedness under the note. Mr. Weick’s currently outstanding note bears interest at the rate of 6.1% per year and matures in May 2004. The amount outstanding, including accrued interest, was approximately $169,000, $152,000 and $150,000 at December 31, 2003, 2002 and 2001, respectively.

Equity Issuances

On February 10, 2003, we sold in a private placement one million shares of our common stock and warrants to purchase additional shares of common stock for a total of $3.0 million. The warrants allow for the purchase an additional one million shares of our common stock at an exercise price of $6.00 per share, with expiration on December 31, 2004. We may call the warrants for redemption at any time after the average market value of our common stock exceeds $12.00 per share for 20 consecutive trading days immediately preceding the call date. The warrants provide for settlement upon exercise through the issuance of our common stock. These warrants had a fair market value of approximately $961,000 at the date of issuance and have been recorded as additional paid-in capital in the accompanying financial statements. We expect to use the net proceeds from the offering for working capital and general corporate purposes. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

During October 2003, we consummated the private issuance and sale to Mr. Ziad Ghandour a total of 400,000 shares of our common stock for an aggregate purchase price of $1,800,000. Mr. Ghandour is one of our directors and also serves as a consultant to us. We expect to use the net proceeds from this transaction for working capital and general corporate purposes. In February 2004, we also issued to Mr. Ghandour warrants to purchase 1,170,000 shares of our common stock. The warrants are exercisable during the period beginning on the later of stockholder approval and the date the warrants vest in accordance with the agreement, which vesting occurs upon the execution of agreements with companies approved by us and ending on November 4, 2007. The exercise prices of the warrants range from $4.50 to $5.25 per share. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

On November 4, 2003, we closed a public offering of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock, priced at $3.95 per share, including 30% of a common warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million for financial accounting purposes at the date of issuance and were recorded as additional paid-in capital in 2003. Net proceeds to us were approximately $19.0 million. We intend to use the net proceeds from the offering to fund a portion of the costs associated with our projects related to the monetization of sub-quality gas, including the costs of the gas processing plants we plan to use in connection with these projects. We intend to use any remaining net proceeds to fund a portion of the costs associated with our GTL Barge project and larger scale GTL projects we are pursuing, if necessary, pilot plant facilities, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

On March 1, 2004, we entered into a joint development agreement with a consulting firm to assist us in acquiring and developing stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. In connection with this agreement, we have agreed, subject to stockholder approval, to issue this firm 50,000 warrants to purchase shares of our common stock at a price of $6.40 per share and, in connection with the acquisition of properties, to issue warrants to purchase up to an additional 1,950,000 shares at exercise prices per share equal to the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. These warrants are exercisable over a 5-year period from the later of (a) the date of stockholder approval or (b) acquisition of rights to the properties or participation by third parties in the project, as appropriate.

Sweetwater Plant

In early 2000 we began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquefied natural gas facility on the Burrup Peninsula of Western Australia, which we refer to as the Sweetwater project. We selected this site after receiving a financial commitment from the Commonwealth of Australia. The plant design was intended to produce synthetic lube oil, normal paraffins, process oils and light paraffins, using a fixed tube reactor design, operating with a proprietary catalyst, which produces a high yield that can be further refined into the desired products. The total estimated cost of this project was approximately $756 million.

Our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, we announced the suspension of our Sweetwater project. We had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60% of the total project costs, as well as equity financing from third parties, together with our own equity contribution, for the remaining balance of the costs. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, after evaluating the alternatives, we determined that insufficient economic support existed to continue pursuing the plant at the time. Our decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, our inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for product market prices for the proposed product slate and the loss of Enron Corporation as a 13% equity partner. In connection with the suspension of the project, we expensed approximately $31 million of costs previously capitalized as property and equipment on our consolidated balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant. No construction work on the plant occurred. We currently have no plans to re-start the Sweetwater Project.

Real Estate and Other Asset Sales

On May 29, 2003 we entered into an agreement to sell our 75% ownership interest in the Houston Project for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. Our interest was sold to the owner of the remaining 25% interest in the project. As part of this agreement, we also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to us. On July 21, 2003, we completed and closed on the sale of our interest in the Houston Project and received approximately $3.1 million in proceeds. This sale is reflected in our 2003 financial statements. As a result of this sale, we no longer have any real estate inventory and will no longer have revenues from sales of real estate.

Our other non-current assets at December 31, 2003 included an investment in First Century Partnership III, L.P., a privately held venture capital limited partnership and an equity investment in the Hotel Ambassador, a recently renovated hotel in Tulsa, Oklahoma. These investments had a total carrying value of $125,000 at December 31, 2003.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS 143 on January 1, 2003. The adoption did not have a material impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. Our adoption of SFAS 146 did not have a material impact on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which improves the financial reporting by enterprises involved with variable interest entities. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We adopted FIN 46 on February 1, 2003. We do not have any variable interest entities, and therefore, FIN 46 had no impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 was effective for us beginning in the third quarter 2003. Our adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:

Revenue Recognition. We recognize revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of our joint development revenues during 2003, 2002 and 2001 have been from joint development activities with several major oil companies, the DOE and the DoD. All such joint development activities were pursuant to joint research and development agreements where we expense the research and development costs as incurred.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue until recognized as revenue. We expect to recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: 1) a site license agreement has been formally executed, 2) the license fee deposit has been paid in cash and 3) we have delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, we have not delivered any PDPs for initial licensed plants. We are under no obligation to return these deferred revenues except in the case in which a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

We are currently marketing a certain amount of the catalyst materials we have on-hand and have classified these materials as current other assets in the balance sheet at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials are recorded in the statement of operations in the period in which the materials are sold.

Research and Development. We incur significant costs for research, development and engineering programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs.

Impairment of Long-Lived Assets. We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We make assessments of impairment on a project-by-project basis. Management reviews assets for impairment when certain events have occurred that indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. No impairment provisions were required in 2003 or 2001. During 2002, we recorded a write down of approximately $31 million related to our suspended Sweetwater Project. The write down included costs associated with engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

Critical Estimates. Some of the more significant estimates made by management include, but are not limited to, realization of notes receivable and impairment on catalyst materials. Actual results have not been materially different than the estimates made by management in the past. Management bases these estimated on the most current information available. These estimates are subject to change in the future as a result of changes in the fair values of the assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We had approximately $32,695,000 in cash and cash equivalents in the form of money market instruments at December 31, 2003. This compares to approximately $14,611,000 in cash and cash equivalents at December 31, 2002. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $23,702,000 and $18,076,00 at December 31, 2003 and 2002, respectively, and to long-term debt and the related deferred credit held in Australian dollars in the amount of U.S. $13,546,000 and $11,261,000 at December 31, 2003 and 2002, respectively. This long-term debt matures in 2025 and has been discounted using an imputed interest rate of nine percent. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $22,485,000 and $16,875,000 at December 31, 2003 and 2002, respectively. These restricted funds, long-term debt and associated discount and deferred revenue are converted to U. S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. We cannot control the exchange rate risk on these accounts in escrow. The funds are limited in use by the Commonwealth of Australia and the funds can only be removed upon their approval of project progress. The exchange rate of the United States dollar to the Australian dollar was $0.75 and $0.56 at December 31, 2003 and 2002, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports thereon of Grant Thornton LLP dated January 23, 2004 (except with respect to the matters discussed in Note 17, as to which the date is March 1, 2004), and Arthur Andersen LLP dated January 18, 2002, are set forth on pages F-1 through F-21 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003. Certain information with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

A copy of our Code of Ethics is available on our website at www.syntroleum.com and is filed with this Annual Report on Form 10-K as Exhibit 14.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003. Certain information with respect to our executive officers is set forth in Item 1 of this annual report under the caption “Executive Officers of the Registrant.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Party Transactions

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” and “Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of the Independent Auditor” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2003:

(a)(2) Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
*3.1	Certificate of Incorporation of the Company (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated June 16, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Annex C to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*4.1	Amended and Restated Rights Agreement dated as of January 31, 1997 and amended and restated on June 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999 (File No. 0-21911)).

*4.2	First Amendment to the Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of October 31, 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated June 17, 1999 filed with the Securities and Exchange Commission on October 31, 2003 (File No. 0-21911)).

*4.3	Warrant Agreement, dated as of November 4, 2003, between the Company and American Stock Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*4.4	Form of Warrant Certificate (contained in Exhibit 4.3).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph
4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the
Commission upon request.

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+*10.3	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.9	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.11	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.12	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.13	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.14	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.19	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.20	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.21	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.22	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

*10.23	Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.24	Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.25	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.26	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.27	Secured Amended Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.28	Note Agreement dated June 7, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002) filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911).

10.29	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.30	Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.31	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.32	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.33	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.34	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.35	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.36	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.37	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.38	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.39	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.40	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.41	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.42	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.43	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.44	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.45	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.46	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.47	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.48	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.49	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

10.50	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour.

+10.51	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

10.52	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour.

10.53	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

10.54	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC.

14	Code of Ethics.

21	Subsidiaries

Syntroleum International Corporation (a Delaware corporation)
Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
Syntroleum Australia Credit Corporation (a Delaware corporation)
Syntroleum Australia Licensing Corporation (a Delaware corporation)
Syntroleum Sweetwater Holdings Corp. (a Delaware corporation)
Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Sweetwater Operations, Ltd. (a Cayman Islands exempted company)
Syntroleum Peru Holdings Limited (a Cayman Islands exempted company)
Syntroleum Bolivia Holdings L.L.C. (a Delaware limited liability company)
Syntroleum Gas Development, LLC (a Delaware limited liability company)
Syntroleum Gas Processing, LLC (a Delaware limited liability company)
Syntroleum Cameroon, Ltd. (a Cayman Islands exempted company)
Scout Development Corporation (a Missouri Corporation)
Scout Development Corporation of New Mexico (a Missouri Corporation)
BMA Resources, Inc. (a Missouri Corporation)
Carousel Apartment Homes, Inc. (a Georgia Corporation)

23	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
+	Compensatory plan or arrangement.

(b) Reports on Form 8-K

On October 28, 2003, we filed a Current Report on Form 8-K dated October 28, 2003 regarding our sub-quality gas monetization project and to furnish information under Item 12 of that form regarding our third quarter 2003 earnings release.

On October 31, 2003, we filed Amendment No. 1 to our Current Report on Form 8-K dated June 17, 1999 to amend the description of our capital stock and to file the First Amendment to the Amended and Restated Rights Agreement dated as of October 31, 2003.

On November 3, 2003, we filed a Current Report on Form 8-K dated October 30, 2003 regarding the Underwriting Agreement dated October 30, 2003 between the Company and Jefferies & Company, Inc. relating to an offering of 5,180,000 shares of our common stock, par value $0.01 per share, and 1,554,000 warrants to purchase initially 1,554,000 shares of Common Stock under a registration statement on Form S-3 (Registration No. 333-62290).

On February 3, 2004, we filed a Current Report on Form 8-K dated February 3, 2004 to furnish information under Item 12 of that form regarding our fourth quarter and fiscal year 2003 earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: March 22, 2004	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Kenneth L. Agee Kenneth L. Agee	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2004

/s/ Larry J. Weick Larry J. Weick	Senior Vice President of Finance, Planning and Administration and Chief Financial Officer (Principal Financial Officer)	March 22, 2004

/s/ Carla S. Covey Carla S. Covey	Vice President of Finance and Controller (Principal Accounting Officer)	March 22, 2004

/s/ John B. Holmes, Jr. John B. Holmes, Jr.	Director	March 22, 2004

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 22, 2004

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 22, 2004

/s/ Robert A. Day Robert A. Day	Director	March 22, 2004

/s/ Ziad Ghandour Ziad Ghandour	Director	March 22, 2004

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 22, 2004

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Director	March 22, 2004

/s/ James R. Seward James R. Seward	Director	March 22, 2004

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Syntroleum Corporation and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Syntroleum Corporation and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement 123, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 for 2001 included agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing stock-based employee compensation expense (including any related tax effects) to the Company’s underlying records obtained from management. We also tested the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related net income (loss) per share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and the matter discussed in the following paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

As discussed above, the consolidated financial statements of Syntroleum Corporation and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to reclassify amounts related to the Company’s real estate operations as discontinued operations in conjunction with the sale of these assets during the year ended December 31, 2003. Our audit procedures with respect to the amounts in the consolidated statements of operations and cash flows for 2001 included comparing the amounts reported as income from discontinued operations and minority interest of discontinued operations to the previously issued financial statements and to the Company’s underlying records obtained from management. We also tested the mathematical accuracy of the reclassified consolidated statements of operations and cash flows. In our opinion, the presentation of discontinued operations for 2001 in the consolidated statements of operations and cash flows is appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such presentation and the matter discussed in the preceding paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

GRANT THORNTON LLP

Tulsa, Oklahoma

January 23, 2004

(except with respect to the matters discussed in Note 17,

as to which the date is March 1, 2004)

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

ARTHUR ANDERSEN LLP

Tulsa, Oklahoma

January 18, 2002

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,695	$14,611
Restricted cash	13,546	—
Accounts receivable	1,377	4,431
Catalyst materials	2,898	—
Other current assets	1,287	1,384

Total current assets	51,803	20,426

REAL ESTATE HELD FOR SALE	—	2,674
RESTRICTED CASH	10,464	18,076
PROPERTY AND EQUIPMENT, net	1,985	12,673
NOTE RECEIVABLE	1,833	2,199
OTHER ASSETS, net	1,150	1,092

	$67,235	$57,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$4,299	$5,729
Accrued liabilities	1,321	1,071
Current maturities of long-term debt and deferred credit	13,546	—
Current portion of convertible debt	21,842	—

Total current liabilities	41,008	6,800

LONG-TERM DEBT	—	1,432
CONVERTIBLE DEBT	—	4,466
DEFERRED CREDIT	—	9,829
OTHER NONCURRENT LIABILITIES	78	283
COMMITMENTS AND CONTINGENCIES
DEFERRED REVENUE	38,273	35,875
MINORITY INTERESTS	706	2,445

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 47,212 and 40,435 shares issued in 2003 and 2002, respectively, including shares in treasury	472	404
Additional paid-in capital	185,835	161,546
Notes receivable from sale of common stock	(100)	(100)
Notes receivable from officers secured by common stock	—	(1,441)
Accumulated deficit	(198,960)	(164,322)

	(12,753)	(3,913)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity (deficit)	(12,830)	(3,990)

	$67,235	$57,140

The accompanying notes are an integral part of these consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
REVENUES:
Joint development revenue	$14,183	$9,621	$2,239
Catalyst materials revenue	4,966	—	—
Other revenues	91	25	—

Total revenues	19,240	9,646	2,239

COSTS AND EXPENSES:
Cost of catalyst materials sales and impairment	7,886	—	—
DOE Catoosa Project	21,843	12,606	—
Write down of Sweetwater plant	—	30,855	—
Pilot plant, engineering and research and development	8,221	15,558	21,908
General and administrative and other	16,107	16,875	17,301

INCOME (LOSS) FROM OPERATIONS	(34,817)	(66,248)	(36,970)

INVESTMENT AND INTEREST INCOME	1,310	1,063	4,226
INTEREST EXPENSE	(1,196)	(29)	—
OTHER INCOME (EXPENSE)	785	(149)	(2)
FOREIGN CURRENCY EXCHANGE	(2,027)	(83)	279

INCOME (LOSS) FROM OPERATIONS
BEFORE MINORITY INTERESTS AND INCOME TAXES	(35,945)	(65,446)	(32,467)

MINORITY INTERESTS	—	(25)	—
INCOME TAXES	(60)	(66)	(472)

INCOME (LOSS) FROM OPERATIONS	(36,005)	(65,537)	(32,939)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income from discontinued operations	315	498	2,923
Minority interest of discontinued operations	(99)	(141)	(284)
Gain on sale of discontinued operations	1,151	—	—

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	1,367	357	2,639

NET INCOME (LOSS)	$(34,638)	$(65,180)	$(30,300)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(1.04)	$(1.99)	$(0.99)

Income from discontinued real estate business	0.04	0.01	0.08

Net income (loss)	$(1.00)	$(1.98)	$(0.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,684	32,995	33,209

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Sale of Common Stock	Notes Receivable From Officers Secured by Common Stock	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE, January 1, 2001	40,812	$408	$163,858	$(599)	$—	$(68,842)	$(77)	$94,748
STOCK OPTIONS EXERCISED	146	2	19	—	—	—	—	21
CONSULTANT OPTIONS GRANTED	—	—	(143)	—	—	—	—	(143)
NOTES RECEIVABLE FROM OFFICERS	—	—	—	—	(1,595)	—	—	(1,595)
NET INCOME (LOSS)	—	—	—	—	—	(30,300)	—	(30,300)

BALANCE, December 31, 2001	40,958	410	163,734	(599)	(1,595)	(99,142)	(77)	62,731
CONSULTANT OPTIONS GRANTED	—	—	(51)	—	—	—	—	(51)
NOTES RECEIVABLE FROM OFFICERS	—	—	—	—	(1,141)	—	—	(1,141)
PAYMENT OF NOTES RECEIVABLE FROM OFFICERS	(523)	(6)	(2,137)	499	1,295	—	—	(349)
NET INCOME (LOSS)	—	—	—	—	—	(65,180)	—	(65,180)

BALANCE, December 31, 2002	40,435	404	161,546	(100)	(1,441)	(164,322)	(77)	(3,990)
STOCK OPTIONS EXERCISED	197	2	475	—	—	—	—	477
ISSUANCE OF COMMON STOCK AND WARRANTS	6,580	66	23,729	—	—	—	—	23,795
CONSULTANT OPTIONS GRANTED	—	—	85	—	—	—	—	85
REPAYMENT OF OFFICER NOTE RECEIVABLE	—	—	—	—	1,441	—	—	1,441
NET INCOME (LOSS)	—	—	—	—	—	(34,638)	—	(34,638)

BALANCE, December 31, 2003	47,212	$472	$185,835	$(100)	$—	$(198,960)	$(77)	$(12,830)

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,638)	$(65,180)	$(30,300)
Income from discontinued operations	(315)	(498)	(2,923)
Minority interest of discontinued operations	99	141	284
Gain on sale of discontinued operations	(1,151)	—	—

Loss from operations	(36,005)	(65,537)	(32,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of project equity contributions	(2,000)	—	—
Depreciation and amortization	714	795	925
Foreign currency exchange	7,893	1,649	(1,384)
Gain on sale of property and equipment	(435)	—	—
Impairment of note receivable	267	—	—
Write down of Sweetwater plant	—	30,855	—
Other	85	829	(256)
Changes in assets and liabilities:
Accounts and notes receivable	3,073	(2,863)	(1,208)
Catalyst materials	7,855	—	—
Other assets	(116)	(355)	(852)
Accounts payable	(1,693)	1,617	(1,204)
Accrued liabilities and other	45	1,008	(144)
Deferred revenue	(3,212)	—	—

Net cash used in continuing operations	(23,529)	(32,002)	(37,062)
Net cash provided by discontinued operations	1,510	336	2,838

Net cash used in operating activities	(22,019)	(31,666)	(34,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(897)	(392)	(3,658)
Proceeds from disposal of property and equipment	621	—	—
Collections on note receivable	93	45	40
Decrease (increase) in restricted cash	(18)	10	(3,857)
Distributions from investments	92	—	3,240

Net cash used in continuing operations	(109)	(337)	(4,235)
Net cash provided by discontinued operations	3,049	—	—

Net cash provided by (used in) investing activities	2,940	(337)	(4,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	24,272	—	21
Proceeds from issuance of convertible debt	17,376	4,466	—
Proceeds from issuance of long-term debt	—	118	515
Notes receivable from officers secured by common stock	1,441	(1,141)	(1,595)

Net cash provided by (used in) continuing operations	43,089	3,443	(1,059)
Net cash used in discontinued operations	(60)	—	—

Net cash provided by (used in) financing activities	43,029	3,443	(1,059)

FOREIGN EXCHANGE EFFECT ON CASH	(5,866)	(1,566)	1,105

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,084	(30,126)	(38,413)
CASH AND CASH EQUIVALENTS, beginning of period	14,611	44,737	83,150

CASH AND CASH EQUIVALENTS, end of period	$32,695	$14,611	$44,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock received as payment of officer note receivable	$—	$2,143	$—

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffins and certain chemical feedstocks.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which Syntroleum does not have a controlling interest are accounted for by the equity method. The Company had no investments in affiliated companies of 20 percent to 50 percent as of December 31, 2003 or 2002. Investments in affiliated companies of less than 20 percent are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the Company’s joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 14), the DOE and the U.S. Department of Defense. All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. The Company expects to recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: 1) a site license agreement has been formally executed, 2) the license fee deposit has been paid in cash and 3) the Company has delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the Company’s indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow the Company to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, the Company has not delivered any PDP’s for initial licensed plants. The Company is under no obligation to return these deferred revenues except in the case in which a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. The Company’s current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

The Company is currently marketing a certain amount of the catalyst materials it has on-hand and has classified these materials as current other assets in the December 31, 2003 balance sheet at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials are recorded in the statement of operations in the period in which the materials are sold.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. The Company’s cash and cash equivalents are held in a few financial institutions, however, management believes that the Company’s counter-party risks are minimal based on the reputation and history of the institutions selected.

Accounts Receivable

The majority of the Company’s accounts receivable are due from joint development agreements with licensees or from government contracts. Accounts receivable are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when the Company has used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2003 will be collected and therefore no allowance for uncollectible accounts has been recorded.

Real Estate

On May 29, 2003, the Company entered into a formal agreement to sell its 75% ownership interest in undeveloped land and residential lots in Houston, Texas known as the “Houston Project” for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. Our interest was sold to Anthony L. Levinson, the owner of the remaining 25% interest in the project. As part of this agreement, the Company also retained the right to receive 75% of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to the Company.

On July 21, 2003, the Company completed the sale of its interest in the Houston Project and received approximately $3,049,000 in net proceeds. The Company received additional proceeds for the lot sales from May 1 to July 21 totaling $237,000. The proceeds from these sales were recorded as discontinued operations. The total amount received by the Company for the sale of its 75% ownership interest was $3,931,000, with a gain recognized from this sale of approximately $1,151,000. As a result of this sale, the Company no longer has any real estate inventory and will no longer have revenues from sales of real estate. The Company has recorded the impact of this business and the corresponding sale as operations of discontinued real estate business in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001. Revenues from the Houston Project totaled $1,068,000, $1,934,000 and $4,486,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance, repairs and replacement of minor items are charged to income and major additions, expansions and betterments to physical properties are capitalized. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is credited or charged to income. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of two to thirty-nine years. Property and equipment consists of the following (in thousands):

	December 31, 2003	December 31, 2002
Furniture and office equipment	$4,222	$4,270
Buildings	1,357	840
Land	31	118
Leasehold improvements	352	373
Catalyst materials	—	10,752

	5,962	16,353
Less-accumulated depreciation	3,977	3,680

	$1,985	$12,673

The Company is currently marketing catalyst materials for sale during the next year. As a result, these materials, totaling approximately $2,898,000, have been classified as current assets in the December 31, 2003 consolidated balance sheet. During the year ended December 31, 2003, the Company sold some of these materials at the current market price at the time of each sale. The Company has recorded the sales and cost of sales of catalyst materials in the statement of operations for the year ended December 31, 2003. During 2003, the Company recorded an impairment of its remaining catalyst materials as a result of a decline in the current market value of these materials. The total amount of the impairment of these materials totaled approximately $2,931,000 and is included in catalyst materials cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2003. Catalyst materials will continue to be recorded at the lower of cost or market.

Research and Development

The Company incurs significant costs for research, development and engineering programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.

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

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company makes assessments of impairment on a project-by-project basis. Management reviews assets for impairment when certain events have occurred that indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. No impairment provisions were required in 2003 or 2001. During 2002, the Company recorded a write down of approximately $31 million related to its suspended Sweetwater project (See Note 15). The write down included costs associated with engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

Accounting for Guarantees

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Under FIN 45, the Company is required to record a liability for the fair value of the obligation undertaken in issuing the guarantees.

Segments

The Company acquired certain real estate assets in the merger with SLH Corporation (“SLH”) in 1998, which have since been sold. Management does not intend to acquire additional real estate holdings. The Company’s primary operation is to commercialize its proprietary technology. Accordingly, management views the Company as having only one segment.

Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants to purchase 7,231,838, 5,005,445 and 3,844,161 shares of common stock at an average exercise price of $5.31, $5.75 and $10.40 were not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, respectively, as inclusion of such options and warrants would be anti-dilutive. The number of shares that could be issued as a result of the convertible debt outstanding at December 31, 2003 and 2002 totals 3,640,325 and 744,352 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded from this computation as they are anti-dilutive.

Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in Note 13. The Company has elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three years in the period ended December 31, 2003 as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for options granted to employees under the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below, using the assumptions described below:

	December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss), as reported	$(34,638)	$(65,180)	$(30,300)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(2,835)	(4,557)	(6,973)

Pro forma net income (loss)	$(37,473)	$(69,737)	$(37,273)

Earnings (loss) per share:
Basic and diluted- as reported	$(1.00)	$(1.98)	$(0.91)
Basic and diluted- pro forma	$(1.08)	$(2.11)	$(1.12)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected volatility	96%	95%	93%
Risk-free interest rate	3.25%	3.02%	4.48%
Expected life	5 yrs.	5 yrs.	5 yrs.

The Company also grants stock options to certain non-employees under the stock-based compensation plans (see Note 9). These stock options are accounted for in accordance with SFAS 123, as amended, since these individuals receiving these instruments are not considered employees of the Company. These stock options have various vesting requirements, strike prices and expiration dates. Certain stock options vest upon the achievement of certain performance goals associated with the consulting agreement. These stock options will be measured and expense will be recorded at the time these performance goals are met. Any stock options granted to non-employees that are not related to specific performance criteria are expensed at the time of grant based on the assumptions described above. Compensation expense (income) related to options granted to non-employees totaled $85,000, $(51,000) and $(143,000) in 2003, 2002 and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, realization of notes receivable and impairment on catalyst materials. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. The adoption did not have a material impact on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective for fiscal years beginning after December 31, 2002, with early application encouraged. The Company’s adoption of SFAS 146 did not have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which improves the financial reporting by enterprises involved with variable interest entities. FIN 46 is effective immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN 46 on February 1, 2003. The Company does not have any variable interest entities, and therefore, FIN 46 had no impact on the Company’s financial condition or results of operations

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within the scope of SFAS 150 as a liability (or an asset in some circumstances). SFAS 150 was effective for the Company beginning in the third quarter 2003. The Company’s adoption of SFAS 150 did not have a material impact on its financial condition or results of operations.

Reclassifications

Certain reclassifications have been made to the 2002 balance sheet and the 2002 and 2001 statements of operations and cash flows to conform to the 2003 presentation. These reclassifications had no impact on net income (loss).

2. OPERATIONS AND LIQUIDITY:

Construction of GTL plants in which the Company owns an interest will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $220,000,000. On November 4, 2003, the Company completed the sale of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock under this registration statement (see Note 9). In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

3. RESTRICTED CASH:

Restricted cash consists of $23,702,000 held in two escrow accounts denominated in Australian dollars and $308,000 pledged to secure a letter of credit, all of which are carried at fair value. The restricted Australian funds are held in custodian accounts with a major Australian financial institution and are restricted as to withdrawal (see Notes 7 and 8). These funds are restricted as to use and can only be withdrawn with a valid drawdown notice signed by both the Company and the Commonwealth of Australia after certain conditions have been met. The Company has sole rights to all interest earned on these escrow balances, except after notice of default by the Company on the related notes payable. The Company is in discussions with the Commonwealth of Australia relating to the suspension of the Sweetwater project and related project funding. The funding will be returned to the Commonwealth if the Company cannot reach an agreement with the Commonwealth prior to August 2004. The Company has classified the restricted cash from one escrow account and the related debt as a current asset and liability in the 2003 consolidated balance sheet.

4. NOTES RECEIVABLE RELATED TO COMMON STOCK:

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

In June 1995, Larry Weick, the Company’s Senior Vice President of Finance, Planning and Administration and Chief Financial Officer, purchased 200,000 shares of the Company’s predecessor company’s common stock for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, the Company’s predecessor company loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to the Company shares of the Company’s common stock with a market value equal to no less than two times the indebtedness under the note. Mr. Weick’s currently outstanding note is full recourse, bears interest at the rate of 6.1% per year and matures in May 2004. The amount outstanding, including accrued interest was approximately $169,000, $152,000 and $150,000 at December 31, 2003, 2002 and 2001, respectively.

5. NOTE RECEIVABLE:

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”), a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000 and interest rate of 10% per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2,068,000, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5%, with principal payments prior to maturity based on a 16-year amortization schedule. The remaining unpaid balance is due August 28, 2006. As a result of the restructuring of this note, and in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15, the Company recorded an impairment of $267,000. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

The Company will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided. Management believes that the Company will ultimately collect the balance of the note receivable, and accordingly, the Company has not recorded an additional reserve for uncollectible amounts as of December 31, 2003.

6. CONVERTIBLE DEBT:

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to

$5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of December 31, 2003, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2004. Since this promissory note matures within the next twelve months, the current balance of $21.8 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2003. Should the Company obtain capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of December 31, 2003.

7. LONG-TERM DEBT AND DEFERRED CREDIT:

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

During 2000, the Company received the first advance in the amount of AUD $8 million (approximately U.S. $4 million) and during 2001, the Company received the second advance of loan proceeds in the amount of AUD $12 million (approximately U.S. $7 million). These funds were placed in escrow and are being held in Australian currency. These proceeds are included in restricted cash in the current assets section of the Company’s consolidated balance sheet as of December 31, 2003. Both the restricted funds and the related debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The debt amount reflects the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted debt amount totaled $9,829,000. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater project and the expensing of all capitalized costs related to this project, this amount has been reclassified from property and equipment and recorded as a deferred credit, as there is no remaining cost of property and equipment related to this project. This credit is reversed as the debt is accreted and will be fully accreted at the time the debt is repaid by the Company. Similar to the restricted cash and related debt, the deferred credit is also subject to foreign currency fluctuations. Any repayments for this debt will be made from the restricted cash currently held in escrow at an Australian financial institution.

8. DEFERRED REVENUE:

In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $17 million), half of which is being held in escrow and will be distributed to the Company upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. Should the conditions not be fully satisfied by August 2004, any license proceeds remaining in escrow will be returned to the Commonwealth. This license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2003, 2002 and 2001, the foreign currency effect on the Company’s deferred revenues was an increase (decrease) of $5,610,000, $1,524,000 and ($1,329,000), respectively, as a result of the change in the exchange rate between the United States and Australian dollars.

On June 18, 2003, the Company entered into an Agreement in Principle for GTL Project Development with one of its licensees, Ivanhoe Energy, Inc., which modified certain terms included in the Master License Agreement dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between the Company and the licensee. The licensee had previously paid $10 million as license fee deposits, which were recorded as deferred revenue in accordance with the Company’s revenue recognition policy. Under this modification, the licensee will retain its rights under the Master License Agreement to use the Syntroleum Process and other technology developed by the Company. However, the licensee’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10 million deposit have been terminated. The licensee also agreed to the release of equity contributions for certain projects totaling $2 million. These items were forfeited as reimbursement to the Company for certain research and development projects completed on the licensee’s behalf. As a result of this agreement and in accordance with the Company’s revenue recognition policies, the Company recognized $10 million previously recorded in deferred revenue and $2 million previously recorded in minority interests in projects as joint development revenue during 2003.

During the year ended December 31, 2003, the Company has recorded approximately $5,357,000 as deferred revenue related to fuel delivery commitments in connection with the DOE Catoosa Project. The Company has also recorded $1,000,000 for fuel delivery commitments as deferred revenue related to its agreement with Marathon in conjunction with the DOE Catoosa Project, as discussed in Note 6. The deferred revenue related to the fuel delivery commitments will be recorded as joint development revenue at the time that the fuels are delivered.

9. SALE OF COMMON STOCK AND WARRANTS:

On February 10, 2003, the Company sold in a private placement one million shares of its common stock and warrants to purchase additional shares of common stock for a total of $3 million. The warrants allow for the purchase of an additional one million shares of the Company’s common stock at an exercise price of $6.00 per share beginning on the date of issuance, with expiration on December 31, 2004. The Company may call the warrants for redemption at any time after the average market value of the Company’s common stock exceeds $12.00 per share for 20 consecutive trading days immediately preceding the call date. The warrants provide for settlement upon exercise through the issuance of the Company’s common stock. These warrants had a fair market value of approximately $961,000 at the date of issuance and have been recorded as additional paid-in capital in the accompanying financial statements. Additionally, in October 2003, the Company sold in a private placement 400,000 shares of its common stock to a consultant of the Company and received net proceeds of $1.8 million.

During 2003, the Company granted 100,000 options to purchase common stock of the Company to a consultant. These options were granted with a strike price of $3.00 per share and have a five-year life from the date of grant. Certain of these options vest upon the occurrence of events specified in the consulting agreement, while others vest ratably over the term of the consulting agreement. All of the options granted to consultants have been accounted for under SFAS 123 with an expense recognized for any increases in the Company’s stock price greater than the strike price. Total compensation expense related to these options totaled $72,000 for the year ended December 31, 2003.

On November 4, 2003, the Company completed the sale of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock pursuant to a public offering at a price to the public of $3.95 per share and 30% of a warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $19.0 million after the underwriting discount and offering expenses.

10. INCOME TAXES:

The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $189 million at December 31, 2003. The Company’s NOLs generally begin to expire in 2004. The Company recognizes the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate taxable income within the carry-forward period. The Company’s management has concluded that, based on the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred tax asset.

The Company has not recorded an income tax provision or benefit for the years ended December 31, 2003, 2002 and 2001. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $13,151,000, $25,212,000 and $12,226,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
NOL carry-forwards	$71,751	$54,709
Capital loss carry-forwards	1,499	140
Research and development credit	4,180	3,629
Deferred revenue	7,452	6,937
Investments	205	2,625
Catalyst materials	3,328	7,571
Other	1,056	912

	89,471	76,523
Deferred tax liabilities:
Depreciation	(69)	(113)
Other	(384)	(543)

Net deferred tax asset before valuation allowance	89,018	75,867
Valuation allowance	(89,018)	(75,867)

Net deferred tax assets	$—	$—

During 2003, 2002 and 2001, the Company made Australian withholding tax payments in the amount of $60,000, $66,000 and $472,000, respectively, for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth’s payment of advances under the loan agreement and by the Australian bank upon payments of interest on these monies. Under the Australian tax treaty with the U.S., the payor is required to withhold 10 percent on Australian sourced revenue and to remit it to the Australian tax authorities.

11. COMMITMENTS AND CONTINGENCIES:

The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2004 and 2023. Rental expense was $1,300,000 in 2003, $1,182,000 in 2002 and $1,077,000 in 2001. Total future minimum lease payments under these agreements as of December 31, 2003 are as follows:

Year	Amount
(in thousands)
2004	$767
2005	702
2006	540
2007	423
2008	401
Thereafter	5,034

The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $4,302,000 at December 31, 2003.

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

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed until 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that the 2008 (the first full year following the renegotiation) rent payments will be $5,812,000 per year. There are subsequent renegotiations in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $399,000,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at December 31, 2003 or 2002.

Scout is also subject to lease obligations under a land lease for the Reno parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner (see Note 5). This lease requires total lease payments of $6,472,000 and will expire in August 2023. The property is currently owned by FRI and they continue to make the ground lease payments monthly. Should FRI default on its obligations, then Scout would have rights to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at December 31, 2003 or 2002.

The Company’s license agreements require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum Process, acts or omissions by the Company in connection with the preparation of PDPs for licensee plants and performance guarantees related to plants constructed by licensees. Consistent with the Company’s revenue recognition policy disclosed in Note 1, all amounts received for license fees have been recorded as deferred revenue in the December 31, 2003 and 2002 consolidated balance sheets.

On September 30, 2002, a lawsuit was filed in the District Court for Tulsa County, Oklahoma against Syntroleum and Syntroleum Sweetwater Holdings Corp. (“SSHC”), a wholly-owned subsidiary of Syntroleum, by Silvertip Project Partners, Inc. (“Silvertip”), for itself and on behalf of Syntroleum Sweetwater Holdings (“SSH”). The petition claims that Silvertip is under contract to act as project manager of the Sweetwater Project and SSH was a partnership between SSHC and Silvertip. The petition alleges breach of contract for failing to make required capital contributions. It also alleges intentional interference with alleged contracts relating to the financing of the project; alleges breach of duties to Silvertip and the partnership; and alleges misrepresentations in connection with the project. The petition seeks unspecified damages in excess of $800 million. It also seeks declaratory judgment setting forth that, among other things, Silvertip is a four percent partner in the partnership, that SSHC is obligated to contribute $125 million for its interest in the partnership, that SSHC has failed to make the required contribution and that SSHC has improperly attempted to withdraw from the partnership. The petition also seeks to compel SSHC to assign its interest in the project to Silvertip’s designee and to provide other relief as the court may deem just. Silvertip does not indicate the manner in which the alleged damages were calculated or support the calculation with any documentation.

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

In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement, Mr. Agee resigned his position as the Company’s President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee’s then current salary of $230,000 and payment of Mr. Agee’s health benefits until January 2004. These benefits were expensed in the Company’s consolidated statement of operations during the year ended December 31, 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agrees to provide consulting services to the Company until May 2004 at no additional cost to the Company.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Company’s financial instruments at December 31 are summarized as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$32,695	$32,695	$14,611	$14,611
Accounts receivable	1,377	1,377	4,431	4,431
Restricted cash - current	13,546	13,546	—	—
Restricted cash - long term	10,464	10,464	18,076	18,076
Note receivable	1,833	2,040	2,199	2,177
Liabilities:
Current maturities of long term debt	2,094	1,770	—	—
Long-term debt	—	—	1,432	1,285
Convertible debt	21,842	21,842	4,466	4,439
Stockholders’ Equity (Deficit):
Notes receivable from sale of common stock	100	100	100	100
Notes receivable from officers	—	—	1,441	1,441

The fair value of the cash and cash equivalents, restricted cash and accounts receivable approximates carrying value because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable, long-term debt and convertible debt were calculated by discounting scheduled cash flows using estimated market discount rates.

13. STOCK OPTIONS:

The Company maintains stock option and incentive plans for employees, consultants and directors and has reserved 8,101,988 shares of common stock for issuance under the employee and director plans and for individual stock option awards, including one percent of the outstanding shares of common stock of the Company as of January 1 of each year (327,604 as of December 31, 2003) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100 percent of fair market value of the common stock at the date of grant. Options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. At December 31, 2003, 1,737,770 shares were available for granting future options.

The number and exercise price of stock options granted are as follows:

	Shares Under Option	Weighted Average Price Per Share
OUTSTANDING AT JANUARY 1, 2001	3,114,347	$10.43
Granted at market price	1,046,525	8.70
Exercised	(242,616)	3.66
Expired	(74,095)	9.57

OUTSTANDING AT DECEMBER 31, 2001	3,844,161	10.40
Granted at market price	2,317,245	1.98
Granted at price exceeding market	300,000	1.54
Expired	(1,455,961)	11.17

OUTSTANDING AT DECEMBER 31, 2002	5,005,445	5.75
Granted at market price	566,828	2.36
Granted at price exceeding market	100,000	3.00
Exercised	(196,608)	2.43
Expired	(797,827)	6.63

OUTSTANDING AT DECEMBER 31, 2003	4,677,838	$5.27

The following is a summary of stock options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.40 - $1.70	2,101,892	$1.58	8.06	969,600	$1.57
$1.73 - $4.04	761,828	2.55	8.01	155,000	3.12
$5.30 - $5.75	376,425	5.37	7.13	355,427	5.38
$6.05 - $13.85	787,461	8.49	5.46	697,971	8.39
$14.81 - $19.88	650,232	16.44	5.83	607,740	16.55

	4,677,838	$5.27		2,785,738	$7.12

The weighted average per share fair value at date of grant for options granted during 2003, 2002 and 2001 was $2.46, $1.41 and $6.41 per share, respectively.

14. SIGNIFICANT CUSTOMERS:

Substantially all of the Company’s joint development revenue for the three years ended December 31, 2003, was from several major oil companies for joint development work conducted in the Company’s research and development facilities, at the pilot plant located at ARCO’s Cherry Point Refinery in Cherry Point, Washington, the DOE Project at the Port of Catoosa and in connection with the conduct of several feasibility studies with various companies and the Department of Defense. In addition, since 1996, the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $39.5 million as initial deposits and options fees under existing license agreements and the rights to certain technologies in connection with these license agreements.

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

Three customers accounted for 100% of the Company’s catalyst materials sales for the year ended December 31, 2003.

15. SWEETWATER PROJECT:

In early 2000, the Company began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquefied natural gas facility on the Burrup Peninsula of Western Australia, that the Company refers to as the Sweetwater project. This site was selected after receiving a financial commitment from the Commonwealth of Australia. The plant was designed to produce synthetic lube oil, normal paraffins, process oils and light paraffins using a fixed tube reactor design, operating with a proprietary catalyst, which produces a high yield of the desired products with high wax content.

The Company’s engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, the Company announced the suspension of its Sweetwater project. The Company had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60% of the total project costs, as well as equity financing from third parties, together with the Company’s own equity contribution, for the remaining balance of the costs. The Company had been in discussions with several potential equity participants in the project. Additionally, the Company had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, the Company discussed the availability of financial sponsorship. However, after evaluating the alternatives, the Company determined that there was insufficient economic support to continue pursuing the plant. This decision was made based on decreased financing activities for international projects subsequent to the events of September 11, 2001, the inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for market prices for the proposed product slate and the loss of Enron Corporation as a 13% equity partner. In connection with the suspension of the project, the Company expensed approximately $31 million of costs previously capitalized as property and equipment in the consolidated balance sheet. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the proposed plant. The Company currently has no plans to re-start the Sweetwater Project.

16. STOCKHOLDER RIGHTS PLAN:

Each outstanding share of the Company’s common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company’s Board of Directors in March 1997. The rights entitle the holder to buy one-sixth of one one-hundredth of a share of junior preferred stock at a price of $125 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for 25 percent, or in the case of Mr. Robert A. Day and his affiliates 35 percent, or more of the common stock of the Company. If either of these events occurs, each right will entitle the holder (other than a holder owning more than 25 percent of the outstanding stock) to buy the number of shares of the Company’s common stock having a market value two times the exercise price of $125 per share. The rights may be redeemed by the Company for $0.01 per right until a person or group has acquired 25 percent of the Company’s stock. The rights expire January 2007.

17. SUBSEQUENT EVENTS:

On February 2, 2004, the Company entered into a consulting agreement with a member of its Board of Directors. In connection with this consulting agreement, this consultant and director received 1,170,000 warrants to purchase shares of the Company’s common stock, subject to stockholder approval. One million of these warrants vest upon the completion of certain events outlined in the consulting agreement, pending approval of this agreement by a stockholder vote. The remaining 170,000 warrants vest immediately upon approval by the stockholders of the Company. These warrants have strike prices varying from $4.50 to $5.25 per warrant, and all of the warrants expire on November 4, 2007. The Company will apply the provisions of SFAS 123 in recording expense for these warrants based on each warrant’s respective measurement date and any increases in the Company’s stock price greater than the strike price.

Subsequent to December 31, 2003, the Company granted an aggregate of 373,000 shares of restricted common stock to employees of the Company under the Company’s existing stock option and incentive plans. One-third of these restricted shares vested on the date of grant, and additional one-third vest on the first anniversary of the date of grant and the remaining shares vest on the second anniversary of the date of grant. The Company also granted an aggregate of 29,162 options to purchase shares of common stock to directors at an average exercise price of $4.32.

Effective February 29, 2004, the Company terminated its agreement with a consultant in which that consultant had previously received 100,000 options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share (see Note 9). None of these options had vested at the time of the termination of the contract. These options were forfeited by the consultant and the Company will recognize compensation income of approximately $72,000 in 2004 for the reversal of compensation expense recorded in 2003.

On March 1, 2004, the Company entered into a joint development agreement with a consulting firm to assist the Company in acquiring and developing stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for the GTL Barge projects. In connection with this agreement, the Company has agreed, subject to stockholder approval, to issue this firm 50,000 warrants to purchase shares of the Company’s common stock at a price of $6.40 per share and, in connection with the acquisition of properties and to issue warrants to purchase up to an additional 1,950,000 shares at exercise prices per share equal to the price for the Company’s common stock on March 1 of the contract year stated in the agreement during which the project commences. These warrants are exercisable over a 5-year period from the later of (a) the date of stockholder approval or (b) acquisition of rights to the properties or participation in the project by third parties, as appropriate.

18. QUARTERLY DATA (UNAUDITED):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2003
Net sales	$795	$12,595	$2,143	$3,707
Operating income (loss)	(16,484)	(608)	(8,595)	(9,130)
Income from discontinued real estate business	159	75	1,145	(12)
Net income (loss)	(16,320)	23	(7,413)	(10,928)
Basic and diluted EPS	$(0.48)	$0.00	$(0.22)	$(0.30)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2002
Net sales	$639	$3,790	$3,472	$1,745
Operating income (loss)	(7,272)	(7,213)	(40,285)	(11,478)
Income from discontinued real estate business	93	60	76	128
Net income (loss)	(6,785)	(6,931)	(40,325)	(11,139)
Basic and diluted EPS	$(0.20)	$(0.21)	$(1.23)	$(0.34)

On July 21, 2003, the Company completed the sale of its interest in the Houston Project. As a result of this sale, the Company has recorded the impact of this business as operations from discontinued operations in the consolidated statements of operations. The effect of this disposal has been included in the Company’s quarterly financial data as income from discontinued real estate business.

To date, the nature of the Company’s revenues and costs have been related to certain projects and are wholly dependent upon the nature of the Company’s projects. The various size and timing of these projects, including the DOE Catoosa Project and the Sweetwater Project, affects the comparability of the periods presented.

Exhibit No.	Description of Exhibit
*3.1	Certificate of Incorporation of the Company (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated June 16, 1999 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Annex C to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*4.1	Amended and Restated Rights Agreement dated as of January 31, 1997 and amended and restated on June 17, 1999 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 1999 (File No. 0-21911)).

*4.2	First Amendment to the Amended and Restated Rights Agreement between the Company and American Stock Transfer & Trust Company dated as of October 31, 2003 (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated June 17, 1999 filed with the Securities and Exchange Commission on October 31, 2003 (File No. 0-21911)).

*4.3	Warrant Agreement, dated as of November 4, 2003, between the Company and American Stock Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*4.4	Form of Warrant Certificate (contained in Exhibit 4.3).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph
4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the
Commission upon request.

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+*10.3	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.9	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.11	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.12	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.13	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.14	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.19	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.20	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.21	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.22	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

*10.23	Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.24	Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.25	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.26	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.27	Secured Amended Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.28	Note Agreement dated June 7, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002) filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911).

10.29	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.30	Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.31	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.32	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.33	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.34	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.35	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.36	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.37	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.38	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.39	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.40	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.41	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.42	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.43	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.44	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.45	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.46	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.47	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.48	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.49	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

10.50	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour.

+10.51	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

10.52	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour.

10.53	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

10.54	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC.

14	Code of Ethics.

21	Subsidiaries

Syntroleum International Corporation (a Delaware corporation)
Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
Syntroleum Australia Credit Corporation (a Delaware corporation)
Syntroleum Australia Licensing Corporation (a Delaware corporation)
Syntroleum Sweetwater Holdings Corp. (a Delaware corporation)
Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Sweetwater Operations, Ltd. (a Cayman Islands exempted company)
Syntroleum Peru Holdings Limited (a Cayman Islands exempted company)
Syntroleum Bolivia Holdings L.L.C. (a Delaware limited liability company)
Syntroleum Gas Development, LLC (a Delaware limited liability company)
Syntroleum Gas Processing, LLC (a Delaware limited liability company)
Syntroleum Cameroon, Ltd. (a Cayman Islands exempted company)
Scout Development Corporation (a Missouri Corporation)
Scout Development Corporation of New Mexico (a Missouri Corporation)
BMA Resources, Inc. (a Missouri Corporation)
Carousel Apartment Homes, Inc. (a Georgia Corporation)

23	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
+	Compensatory plan or arrangement.