Form 10-Q
period 2004-03-31
SYNTROLEUM CORP
filed 2004-05-12
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4322 South 49th West Ave.

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

At May 1, 2004, the number of outstanding shares of the issuer’s common stock was 39,741,919.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) plants based on the Syntroleum Process, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), our sub-quality gas monetization project and the economic production of gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described in this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$30,704	$32,695
Restricted cash – Australia settlement	24,039	13,546
Accounts receivable	1,131	1,377
Catalyst materials	—	2,898
Other current assets	954	1,287

Total current assets	56,828	51,803

INVESTMENTS	78	125
RESTRICTED CASH	—	10,464
PROPERTY AND EQUIPMENT, net	2,173	1,985
NOTES RECEIVABLE	1,832	1,833
OTHER ASSETS, net	1,049	1,025

	$61,960	$67,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$3,293	$4,299
Accrued liabilities	1,028	1,321
Australia settlement liability	25,539	—
Current maturities of debt and deferred credit	—	13,546
Current portion of convertible debt	22,959	21,842

Total current liabilities	52,819	41,008

OTHER NONCURRENT LIABILITIES	23	78
DEFERRED REVENUE	26,822	38,273
MINORITY INTERESTS	706	706
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 47,367 and 47,212 shares issued in 2004 and 2003 respectively, including shares in treasury	474	472
Additional paid-in capital	187,959	185,835
Notes receivable from sale of common stock	(100)	(100)
Deferred compensation	(1,336)	—
Accumulated deficit	(205,330)	(198,960)

	(18,333)	(12,753)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	(18,410)	(12,830)

	$61,960	$67,235

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2004	2003
REVENUES:
Joint development revenue	$252	$795
Catalyst materials revenues	5,674	—
Other revenues	2	—

Total revenues	5,928	795

COST AND EXPENSES:
DOE Catoosa project	1,905	10,802
Project costs	1,058	87
Pilot plant, engineering and research and development	1,770	2,261
Cost of catalyst materials sales	3,033	—
General, administrative and other	4,005	4,129

OPERATING INCOME (LOSS)	(5,843)	(16,484)

INVESTMENT AND INTEREST INCOME	384	312
INTEREST EXPENSE	(435)	(215)
OTHER INCOME (EXPENSE)	(386)	(8)
FOREIGN EXCHANGE GAIN (LOSS)	(78)	(64)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,358)	(16,459)

INCOME TAXES	(12)	(20)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,370)	(16,479)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income from discontinued operations	—	216
Minority interest of discontinued operations	—	(57)
Gain on sale of discontinued operations	—	—

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	—	159

NET INCOME (LOSS)	$(6,370)	$(16,320)

BASIC AND DILUTED PER SHARE DATA -
Income (loss) from continuing operations	$(0.16)	$(0.49)

Income from operations of discontinued real estate business	$0.00	$0.01

Net income (loss)	$(0.16)	$(0.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,133	33,694

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Note Receivable From Sale Of Common Stock	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2003	47,212	$472	$185,835	$(100)	$—	$(198,960)	$(77)	$(12,830)
ISSUANCE OF RESTRICTED COMMON STOCK	—	—	2,137	—	(2,137)	—	—	—
VESTING OF RESTRICTED COMMON STOCK	125	1	(1)	—	801	—	—	801
PURCHASE AND RETIREMENT OF TREASURY STOCK	(40)	—	(227)	—	—	—	—	(227)
ISSUANCE OF COMMON STOCK	1	—	4	—	—	—	—	4
STOCK OPTIONS EXERCISED	69	1	194	—	—	—	—	195
VALUATION OF CONSULTANT OPTIONS	—	—	17	—	—	—	—	17
NET INCOME (LOSS)	—	—	—	—	—	(6,370)	—	(6,370)

BALANCE, March 31, 2004	47,367	$474	$187,959	$(100)	$(1,336)	$(205,330)	$(77)	$(18,410)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,370)	$(16,320)
Income from discontinued operations	—	(216)
Minority interest of discontinued operations	—	57

Income (loss) from operations	(6,370)	(16,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	169
Foreign currency exchange	202	1,769
Non-cash compensation expense	818	2
Non-cash interest expense	435	215
(Gain) loss on sale of assets	(23)	7
Changes in assets and liabilities—
Accounts receivable	246	(177)
Catalyst materials	2,898	—
Other assets	289	214
Accounts payable	(1,014)	300
Accrued liabilities and other	262	(80)
Deferred revenue	(271)	4,102

Net cash used in continuing operations	(2,384)	(9,958)
Net cash provided by discontinued operations	—	550

Net cash used in operating activities	(2,384)	(9,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(311)	(48)
Proceeds from sale of property and equipment	—	23
Change in restricted cash	104	(8)
Proceeds from investments	70	32

Net cash used in continuing operations	(137)	(1)
Net cash provided by discontinued operations	—	—

Net cash used in investing activities	(137)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	199	3,000
Proceeds from issuance of debt	682	8,127
Purchase and retirement of treasury stock	(227)	—

Net cash provided by continuing operations	654	11,127
Net cash used in discontinued operations	—	(60)

Net cash provided by financing activities	654	11,067

	(124)	(1,705)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,991)	(47)
CASH AND CASH EQUIVALENTS, beginning of period	32,695	14,611

CASH AND CASH EQUIVALENTS, end of period	$30,704	$14,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$12	$20

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and is being used as part of the U.S. Department of Energy (“DOE”) ultra-clean fuels project (“DOE Catoosa Project”). The Company also intends to pursue gas monetization prospects, which may include gas field development in concert with available gas processing technologies, and projects that may later evolve into integrated projects that would encompass GTL activities.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC under the Securities Exchange Act of 1934.

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

2. Operations and Liquidity

Construction of GTL plants in which the Company owns an interest will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate offering price of approximately $220,000,000. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for these capital projects, as well as its research and development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. The transactions outlined above may not be available to the Company when needed or on terms acceptable or favorable to the Company.

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

4. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Restricted stock, options and warrants equivalent to 7,272,898 and 6,003,057 shares of common stock exercisable at an average exercise price of $5.17 and $5.48 for the periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at March 31, 2004 and March 31, 2003 totals 3,826,453 and 2,129,001 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the periods ended March 31, 2004 and 2003.

5. Stock-Based Compensation

The Company has elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans, because the options awarded under the plans qualify for fixed plan accounting and the exercise price of the options is equal to or greater than the market value of the Company’s common stock on the date of grant. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three-month periods ended March 31, 2004 and 2003 as if the fair value method of accounting prescribed by SFAS 123 had been used. If compensation cost for options granted to employees under the Company’s stock option plans had been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below, using the assumptions described below:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(6,370)	$(16,320)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(513)	(814)

Pro forma net income (loss)	$(6,883)	$(17,134)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.16)	$(0.48)
Basic and diluted- pro forma	$(0.18)	$(0.51)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2004	March 31, 2003
Expected dividend yield	0%	0%
Expected volatility	79%	130%
Risk-free interest rate	2.80%	2.85%
Expected life	5 yrs.	5 yrs.

6. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of March 31, 2004, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2004. Since this promissory note matures within the next twelve months, the current balance of $23.0 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of March 31, 2004. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, the Company may also elect to repay the note in cash. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of March 31, 2004.

7. Commonwealth of Australia Settlement

In early 2000, the Company began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquefied natural gas facility on the Burrup Peninsula of Western Australia, which the Company refers to as the Sweetwater Project. The Company selected this site after receiving a financial commitment in the form of loans and license agreements, from the Commonwealth of Australia. The plant design was intended to produce synthetic lube oil, normal paraffins, process oils and light paraffins using a fixed tube reactor design, operating with a proprietary catalyst, which produces a high yield of the desired products with high wax content.

The Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $22.5 million at the current exchange rate), half of which was held in escrow and included in restricted cash on the Company’s consolidated balance sheets at March 31, 2004 and December 31, 2003. These funds would have been distributed to the Company for use in Australia upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. This license agreement is denominated in Australian dollars and is subject to changes in foreign currency.

The Company also entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth would make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $30 million at current exchange rates) with a 25-year maturity. Loan proceeds were to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds were to be made available to the Company in three advances.

During 2000, the Company received the first advance under the loan agreement in the amount of AUD $8 million (approximately U.S. $6 million at current exchange rates) and during 2001, the Company received a second advance of loan proceeds in the amount of AUD $12 million (approximately U.S. $9 million at current exchange rates). These funds were placed in escrow and are being held in Australian currency. The third advance was not made to the Company and would have been AUD $20 million (approximately U.S. $15 million at current rates). Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater Project, proceeds were to be held in escrow. The loan agreement provided that if the conditions were not satisfied by August 2004, any loan proceeds remaining in escrow were to be returned to the Commonwealth.

Loan proceeds are also included in restricted cash on the Company’s consolidated balance sheet as of March 31, 2004 and December 31, 2003. Both the restricted funds and the related debt have been adjusted to reflect the exchange rates in effect as of the balance sheet dates. The debt amount reflected the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted debt amount totaled $9,829,000. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater Project in October 2002, as discussed below, and the expensing of all capitalized costs related to this project, this amount was reclassified from property and equipment and recorded as a deferred credit, as there is no remaining cost of property and equipment related to this project. This credit is reversed as the debt is accreted and would be fully accreted at the time the debt is repaid by the Company. Similar to the restricted cash and related debt, the deferred credit is also subject to foreign currency fluctuations. Any repayments for this debt would be made from the restricted cash currently held in escrow at an Australian financial institution.

The Company’s engineering, procurement and construction contract for the Sweetwater Project with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, the Company announced the suspension of its Sweetwater Project. The Company had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60% of the total project costs, as well as equity financing from third parties, together with the Company’s own equity contribution, for the remaining balance of the costs. The Company had been in discussions with several potential equity participants in the project. Additionally, the Company had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, the Company discussed the availability of financial sponsorship. However, after evaluating the alternatives, the Company determined that insufficient economic support existed to continue pursuing the plant at the time. This decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, the Company’s inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for market prices for the proposed product slate and the loss of Enron Corporation as a 13% equity partner. In connection with the suspension of the project, the Company expensed approximately $31 million of costs previously capitalized as property and equipment on the consolidated balance sheet in September 2002. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the proposed plant. No physical construction work on the plant had occurred.

On April 27, 2004, the Company announced that it had reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that are currently held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, will be returned to the Commonwealth of Australia. The Company has recorded a settlement liability for these items totaling $25.5 million at March 31, 2004, of which $24.0 million is currently held in escrow and included in restricted cash. The difference relates to the interest and other associated costs since the suspension of the project. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive credits against future license fees for the funds that are being returned. The income statement impact of this transaction was a charge against earnings of $610,000 and is included in other income (expense) on the Company’s consolidated statement of operations for the three-month period ended March 31, 2004. The Company has no plans to re-start the Sweetwater Project.

8. Contingencies

The Company is subject to contingent obligations under leases and other agreements incurred in connection with real estate activities and other operations conducted by SLH Corporation (“SLH”) prior to its merger with Syntroleum. Through its merger with SLH, the Company acquired Scout Development Corporation (“Scout”). Scout is a successor guarantor on two sets of leases; a land lease and subleases in Hawaii and a land lease in Reno, Nevada.

The Hawaii obligations arise out of certain land leases and subleases that were entered into by Business Men’s Assurance Company of America (“BMAA”) and Bankers Life of Nebraska (now known as “Ameritas Life”) in connection with the development of the Hyatt Regency Waikiki Hotel (“Hyatt Hotel”). The Hyatt Hotel was subsequently sold and the land was subleased to the purchasing party. During 1990, in connection with the sale of BMAA, Lab Holdings, Inc. (“Lab Holdings”) gave an indemnity to the purchaser against liabilities that may arise from the subject leases. Also during 1990, Lab Holdings transferred its right title and interest to the subject leases to Scout. If the Hyatt Hotel were to default on the leases, Scout could be liable for the lease obligations.

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed until 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that beginning in 2008 (the first full year following the renegotiation), rent payments will be $5,812,000 per year. Subsequent renegotiations will occur in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $399,000,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at March 31, 2004 or December 31, 2003.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner. This lease requires total lease payments of $6,472,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at March 31, 2004 or December 31, 2003.

9. Equity Transactions

In February 2004, the Company issued warrants to purchase up to 1,170,000 shares of the Company’s common stock to Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders; therefore, the Company did not recognize any expense during the period ended March 31, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of a definitive agreement with Dragados Industrial S.A. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

In February 2004, the Company granted an aggregate of 373,000 shares of restricted common stock to certain employees of the Company under the Company’s existing stock option and incentive plans. One-third of these restricted shares vested on the date of grant, an additional one-third vest on the first anniversary of the date of grant, and the remaining shares vest on the second anniversary of the date of grant. The Company recorded deferred compensation for these shares totaling $2,137,000 at the time of grant based on the market price of the Company’s common stock on that date. Total compensation expense related to the vesting of these shares was $801,000 during the three months ended March 31, 2004. In connection with the vesting of restricted shares, the Company repurchased and subsequently cancelled a total of 39,681 shares of common stock as settlement for the employees’ payroll taxes.

In March 2004, the Company entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that the Company has retained to assist it in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for the Company’s GTL Barge. Under the agreement, the Company agreed to issue warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders; therefore, the Company did not recognize any expense during the period ended March 31, 2004. In addition, under the agreement, the Company is required to issue warrants to purchase 25,000 shares upon the acquisition of an interest in a property proposed by Sovereign, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If the Company and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding the Company’s joint participation in the project involving such a property, the Company will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. The Company is required under the agreement to issue warrants to purchase 12,500 shares upon the Company’s acquisition of an interest in a property proposed by the Company and accepted by Sovereign or for which the Company initiated negotiations, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for the Company’s common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of the Company’s common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

10. Reclassifications

Certain reclassifications have been made to the March 31, 2003 consolidated statements of operations and cash flows to conform to the 2004 presentation. These reclassifications had no impact on net income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2003 (including our audited financial statements and the accompanying notes).

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “Syntroleum Process,” to others for the production of fuels. We also intend to pursue gas monetization projects in order to generate short-term cash flow. These projects may include projects that involve only gas field development in concert with available gas processing technologies, projects in which we will only process the developed gas, and projects that may later evolve into integrated projects that would encompass GTL activities. These activities are intended to allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

We are focusing our short-term efforts on projects that we believe will generate cash flow in the near future. We also continue to pursue opportunities for developing revenue streams in the future. Our efforts have focused on the following:

1.	We are currently placing an emphasis on near-term cash-flow projects and projects we believe have the best chance of going forward in the relatively near future with the greatest return on investment potential;

2.	We believe that we are making progress in our defined strategies to reduce costs and monetize non-core assets through the reduction in the size of our workforce in 2002 and 2003, sale of real estate assets and implementation of more focused research and development strategies, although our longer-term survival, particularly after 2005, will depend on our ability to obtain additional revenues or financing;

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

Until the commencement of commercial operation of GTL plants in which we own an interest or a non-GTL project we are developing, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any cash flow from GTL plants in which we own an equity interest until the first of these plants is constructed, and will not receive any cash flow from non-GTL projects we are developing until the first of these projects is completed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding change in operating revenues.

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

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We have been marketing a certain amount of the catalyst materials we had on-hand and we have classified these materials as current assets at their current market price. Any revenues and costs of sales related to the sale of these materials will be recorded on our statement of operations in the period in which the materials are sold. All of the materials that we were marketing have been liquidated as of March 31, 2004.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $11.3 million of license credits cancelled under our settlement with the Commonwealth of Australia discussed below in “ – Liquidity and Capital Resources – Commonwealth of Australia Settlement” and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin expiring in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) site assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”) and the U. S. Department of Defense (“DoD”). Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, the nature of our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant located at the Tulsa Port of Catoosa used as part of the DOE ultra clean fuels project (“DOE Catoosa Project”), affect the comparability of the periods presented.

Non-GTL Project Revenues. We intend to pursue gas monetization projects that involve only gas field development in concert with available gas processing technologies, projects in which we will only process the developed gas and projects that may later evolve into integrated projects that would encompass GTL activities. One of the projects that we are currently pursuing involves monetizing sub-quality gas reserves through the use of third-party separation technology. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

Operating Expenses

Our operating expenses historically have consisted primarily of project costs, pilot plant, engineering, including third party engineering, research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions.

Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense project costs associated with the development of GTL plants or other projects until financial close unless they have future economic value for future projects. We incurred project costs related specifically to the development of our GTL Barge project and our domestic natural gas monetization efforts. These expenses related primarily to outside contract services for engineering, geological, and legal costs. Engineering costs are capitalized once an engineering contract has been signed.

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

As a result of the completion of a substantial portion of the engineering and process/product testing associated with the current generation design of the Syntroleum Process and the suspension of our Sweetwater Project, and in an effort to conserve working capital, we plan to continue to monitor and decrease our operating expenses for 2004 while continuing to fund only necessary research and development and project development activities. We believe that our operating costs will be reduced in the future as a result of our reduction in our workforce, our corporate relocation, the streamlining of network systems, including telephone, computer and teleconferencing systems, and a reduction in our travel costs. We commenced operations at the DOE Catoosa Project in the first quarter of 2004, with the initial finished fuels being produced on March 4, 2004. However, we expect these operating cash outflows to be largely offset by outside funding by the DOE and Marathon included in our financing cash flows. Our expectation for decreased operating expenses for 2004 could change if we accelerate our development of a commercial project.

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

Significant Developments During the Three Months Ended March 31, 2004

Research and Development Projects

Our primary research and development projects during the three months ended March 31, 2004 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. We expensed $1.9 million during the three months ended March 31, 2004 for our DOE Catoosa Project. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Marathon provides funding for these expenditures through a $21.3 million promissory note, advances on which are recorded as convertible debt on our consolidated balance sheet. Additionally, the DOE funds a portion of these expenditures.

Expenses for pilot plant, engineering and research and development incurred during the three months ended March 31, 2004 totaled $1.8 million. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the GTL Barge.

Demonstration and Scale-up Activities

DOE Catoosa Project. During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa Project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility was the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. Procurement and construction for the project was underway throughout 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004. Funding received from the DOE during 2003 and 2004 has been recorded in deferred revenue until the final shipment of the finished fuels is completed, which we expect to occur in the third quarter of 2004. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The project has a budget of $59.0 million, funded by $11.5 million from the DOE, labor contributions of $17.0 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5.0 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. DOE funding of approximately $780,000 has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. This brings the total project funding from the DOE for the small footprint plant to $11.5 million. We have received all funding for the prior three budget periods. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers.

DoD Project. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the Department of Defense (“DoD”) to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I of this program is now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product (S5 X-02-

001) and in the design of the barge-mounted unit to produce the fuel. We have recorded joint development revenues totaling $2.2 million over the life of this contract, including $1.7 million during 2003. Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. Phase II will include expanded engineering and design work for single battlefield fuel production systems and further single battlefield fuel characterization and demonstration work. We expect this work will begin during the second quarter of 2004.

Commercial and Licensee Projects

Peru. In late 2001, we acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, with a 5% partner, BPZ & Associates, Inc. (“BPZ”). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We decided not to perform further exploration or assessments on Block Z-1, and in March 2004, we transferred our entire interest in Block Z-1 to Nuevo Peru Ltd. (“Nuevo Peru”), a subsidiary of Nuevo Energy Company, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. Under the agreement with Nuevo Peru, we have received or will receive the following compensation: $200,000, which we received subsequent to the assignment of the license; $100,000 if and when Nuevo Peru elects to extend the license into exploration period two; and $1,200,000 if and when Nuevo Peru declares a commercial discovery on the license. Prior to the transfer, we had been maintaining a letter of credit secured by restricted cash of $308,000 until the completion of exploration program one or the transfer of obligations to Nuevo Peru. Subsequent to the transfer, the letter of credit and the restricted funds were released.

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

We signed a 50/50 joint participation agreement with EurOil subsequent to bidding round that, if negotiations with the Government of Cameroon are successful, called for assessment, development and production of natural gas and condensate in the Sanaga Sud field, which lies within Block MLHP-4. In May 2004, we notified the Government of Cameroon that we and EurOil were not able to complete negotiations regarding certain aspects, including operatorship, of a joint venture agreement and that we would not be able to move forward with this particular project.

Other Projects. We and our licensees continue to pursue various other projects, including the GTL Barge project, the APEL/VPLP project in Australia and various projects in Qatar, Bolivia, and the Russian Federation. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2003” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $252,000 during the three months ended March 31, 2004, down $543,000 from the same period in 2003 when they were $795,000. The decrease was primarily due to the completion of work on Phase I of the DoD project during 2003. The majority of our joint development revenues in 2004 related to funding for research and development activities by licensees and other third parties.

Catalyst Materials Sales. Revenues from catalyst materials sales during the three months ended March 31, 2004 of $5,674,000 are related to the sale of a portion of certain of our catalyst materials. No catalyst materials were sold during three months ended March 31, 2003. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects. We expect these materials to be readily available if needed in the future. These materials were sold as part of our non-core asset liquidation plan.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $1,905,000 during the three months ended March 31, 2004, a decrease of $8,897,000 compared to $10,802,000 of expenses incurred during three months ended March 31, 2003. The decrease in these expenses is a result of the installation of major equipment modules and mechanical completion of the plant during 2003.

Project Costs. Project costs incurred on our GTL Barge project and our domestic gas monetization project totaled $1,058,000 during the three months ended March 31, 2004, compared to $87,000 during the three months ended March 31, 2003. The increase in expenses relates to the agreements we entered into with Dragados Industrial S. A. (“Dragados”) and TI Capital resulting in increased engineering and design work on our GTL Barge project and the increased activities related to our domestic gas monetization project over the same period in 2003.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $1,770,000 during the three months ended March 31, 2004, down $491,000, or 22%, from the three months ended March 31, 2003 when these expenses were $2,261,000. The decrease is the result of our workforce reductions and the completion of operation of our Advanced Fischer-Tropsch Slurry Reactor Unit, which completed operations during the third quarter of 2003.

Cost of Catalyst Materials Sales. The cost of catalyst materials sold during the three months ended March 31, 2004 totaled approximately $3,033,000. All of the catalyst materials that we were marketing have been liquidated as of March 31, 2004. No catalyst materials were sold during the three months ended March 31, 2003.

General and Administrative Expense. General and administrative expenses were $4,005,000 during the three months ended March 31, 2004, down $124,000 from the three months ended March 31, 2003 when these expenses were $4,129,000. The decrease is attributable to our workforce reductions and cost cutting plan, offset by the non-cash compensation cost of $818,000 relating to the vesting of stock compensation awards to our employees.

Investment and Interest Income. Investment and interest income was $384,000 during the three months ended March 31,2004, up $72,000 from the three months ended March 31, 2003 when this income was $312,000. The increase was attributable to interest income resulting from our increased cash balance as a result of our equity issuance in the fourth quarter of 2003.

Interest Expense. Interest expense was $435,000 during the three months ended March 31, 2004 compared to $215,000 during the three months ended March 31, 2003. This interest expense is related to the Marathon convertible debt. This interest may be repaid through capital contributions from a third party, credits against future license fees, conversion into our common stock at no less than $6.00 and not more than $8.50 per share, or, under certain circumstances, it may be repaid in cash at our election.

Other Income (Expense) and Foreign Exchange. Other income (expenses), including foreign exchange loss, was expense of $464,000 during the three months ended March 31, 2004, compared to expense of $72,000 during the three months ended March 31, 2003. This increase is the result of our settlement with the Commonwealth of Australia regarding the our Sweetwater Project, which totaled $610,000, offset by a $200,000 gain from the sale of our interest in Block Z-1 in Peru.

Provision for Income Taxes. Income tax expense was $12,000 and $20,000 during the three months ended March 31, 2004 and 2003, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. As a result of our settlement with the Commonwealth of Australia, we do not expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in both the three months ended March 31, 2004 and 2003, and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $704,000 and the cost of real estate sold and other expenses were $458,000 during the three months ended March 31, 2003. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as a result of the sale of our interest in the Houston Project on July 21, 2003. Minority interest expense related to our discontinued real estate business during the three months ended March 31, 2003 was $57,000. We recognized a gain from the sale of our interest of $1,151,000 in the third quarter or 2003. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). During the three months ended March 31, 2004, we experienced a loss of $6,370,000. The loss was $9,950,000 lower than in the three months ended March 31, 2003 when we experienced a loss of $16,320,000. The decrease in the net loss is primarily a result of the completion of construction for our DOE Catoosa Project, sales of catalyst materials and other factors described above.

Liquidity and Capital Resources

General

As of March 31, 2004, we had $30,704,000 in cash and short-term investments. We also have $24,039,000 in restricted cash related to our escrow accounts with the Commonwealth of Australia, which will be returned to the Commonwealth of Australia as a result of our settlement on the Sweetwater Project in April 2004. Our current liabilities totaled $52,819,000, including $22,959,000 of convertible debt with Marathon, which matures on June 30, 2004, and $25,539,000 related to our settlement with the Commonwealth of Australia described below in “– Commonwealth of Australia Settlement.”

At March 31, 2004, we had $1,131,000 in accounts receivable outstanding relating to our DOE Catoosa Project, the sale of our interest in Block Z-1 and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $2,384,000 during the three months ended March 31, 2004, compared to $9,408,000 during the three months ended March 31, 2003. This decrease in cash flows used in operations was primarily the result of our streamlining of research and development activities, sales of catalyst materials, our focus on controlling costs, and the completed construction of our DOE Catoosa Project, offset by proceeds received from the DOE for the DOE Catoosa Project during the three months ended March 31, 2003 and recorded in deferred revenue. Our cash flows from operations during the three months ended March 31, 2003 include cash flows provided by discontinued operations of $550,000. We do not expect to have cash flows from these activities in the future.

Cash flows used in investment activities were $137,000 during the three months ended March 31, 2004, compared to $1,000 during the three months ended March 31, 2003. The increase in cash used investing activities is primarily related to the increase in purchases of property and equipment offset by proceeds from investments during the three months ended March 31, 2004 compared to the same period in 2003.

Cash flows provided by financing activities were $654,000 during the three months ended March 31, 2004, compared to $11,067,000 during the three months ended March 31, 2003. The decrease in cash flows provided by financing activities relates to the proceeds received from the sale of stock and warrants and option exercises totaling $199,000 during the three months ended March 31, 2004 compared to $3,000,000 during the same period in 2003, and proceeds under our loan agreement with Marathon of $682,000 during the three months ended March 31, 2004 compared to $8,127,000 during the three months ended March 31, 2003, for our DOE Catoosa Project.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. We are on track to complete our fuel delivery commitments for the DOE during the summer of this year. Our 2004 budget for pilot plant, engineering and research and development activities is $12.5 million. Following the completion of the DOE program, we plan to continue to operate this facility for further technology demonstration. In addition, we are actively pursuing additional opportunities to extend the operation of the facility for the benefit of our licensees, various U.S. government agencies or other third parties.

We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate offering price of approximately $220 million. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$22,959	$22,959	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,690	743	1,158	811	4,978
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	23	—	23	—	—

Total	$30,672	$23,702	$1,181	$811	$4,978

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us for costs relating to the DOE Catoosa Project. At March 31, 2004, we had received advances of $21.3 million under the loan and we had accrued interest of $1.7 million. The note bears interest at a rate of 8% per year and matures on June 30, 2004. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, we may also elect to repay the note in cash. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). At March 31, 2004, we were in compliance with the provisions of the note agreement. The DOE Catoosa Project is fully funded, excluding contingencies or changes in the scope of the project, with this note agreement.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We had leases on our laboratory, our Houston office and our Bolivian office. Because the ground lessor did not remove us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001; however, it is included in our schedule of contractual obligations above.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Bolivia, Cameroon and the Russian Federation.

Equity Issuances During the Three Months Ended March 31, 2004

In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and a consultant to us, pursuant to an amended and restated consulting agreement.

The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, therefore we did not recognize any expense during the period ended March 31, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of a definitive agreement with Dragados. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

In February 2004, we granted an aggregate of 373,000 shares of restricted common stock to certain employees under our existing stock option and incentive plans. One-third of these restricted shares vested on the date of grant, an additional one-third vest on the first anniversary of the date of grant, and the remaining shares vest on the second anniversary of the date of grant. We recorded deferred compensation for these shares totaling $2,137,000 at the time of grant based on the market price of our common stock on that date. Total compensation expense related to the vesting of these shares was $801,000 during the three months ended March 31, 2004. In connection with the vesting of restricted shares, we repurchased and subsequently cancelled a total of 39,681 shares of common stock as settlement for the employees’ payroll taxes.

In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, therefore we did not recognize any expense during the period ended March 31, 2004. In addition, under the agreement we are required to issue warrants to purchase 25,000 shares upon our acquisition of an interest in a property proposed by Sovereign, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If we and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding our joint participation in the project involving such a property, we will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. We are required under the agreement to issue warrants to purchase 12,500 shares upon our acquisition of an interest in a property proposed by us and accepted by Sovereign or for which we initiated negotiations, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of our common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

Commonwealth of Australia Settlement

In early 2000 we began developing a nominal 11,500 b/d specialty product GTL plant, about four kilometers from the North West Shelf liquefied natural gas facility on the Burrup Peninsula of Western Australia, which we refer to as the Sweetwater Project. We selected this site after receiving a financial commitment, in the form of loans and license agreements, from the Commonwealth of Australia. The plant design was intended to produce synthetic lube oil, normal paraffins, process oils and light paraffins using a fixed tube reactor design, operating with a proprietary catalyst, which produces a high yield that can be further refined into the desired products. The total estimated cost of this project was approximately $756 million.

Our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, we announced the suspension of our Sweetwater Project. We had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60% of the total project costs, as well as equity financing from third parties, together with our own equity contribution, for the remaining balance of the costs. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, after evaluating the alternatives, we determined that insufficient economic support existed to continue pursuing the plant at the time. Our decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, our inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for product market prices for the proposed product slate and the loss of Enron Corporation as a 13% equity partner. In connection with the suspension of the project, we expensed approximately $31 million of costs previously capitalized as property and equipment on our consolidated balance sheet in September 2002. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant. No construction work on the plant had occurred.

On April 27, 2004, we announced that we had reached an agreement with the Commonwealth of Australia to resolve all issues between us regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that are currently held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, will be returned to the Commonwealth of Australia. We have recorded a settlement liability for these items totaling $25,539,000 at March 31, 2004, of which $24,039,000 is currently held in escrow and included in restricted cash. The difference relates to the interest and other associated costs since the suspension of the project. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive credits against future license fees for the funds that are being returned. The income statement impact of this transaction totaled $610,000 and is included in other income (expense) on our consolidated statement of operations for the three-month period ended March 31, 2004. We currently have no plans to re-start the Sweetwater Project.

Other Asset Sales

Our other non-current assets at March 31, 2004 included an investment in First Century Partnership III, L.P., a privately held venture capital limited partnership with a carrying value of $78,000. During the three months ended March 31, 2004, we sold our equity investment in the Hotel Ambassador, a recently renovated hotel in Tulsa, Oklahoma, for $70,000. The investment had a carrying value of $47,000 at the time of sale.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $30,704,000 in cash and cash equivalents in the form of money market instruments at March 31, 2004. This compares to approximately $32,695,000 in cash and cash equivalents at December 31, 2003. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $24,039,000 and to the settlement liability with the Commonwealth of Australia that will be paid in Australian dollars in the amount of U.S. $25,539,000 at March 31, 2004. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $11,305,000 at March 31, 2004. The restricted funds, settlement liability and deferred revenue are converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. We cannot control the exchange rate risk on these accounts in escrow. The funds are limited in use by the Commonwealth of Australia and the funds can only be removed upon their approval of project progress. The exchange rate of the United States dollar to the Australian dollar was $0.75 at March 31, 2004 and December 31, 2003.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries are involved in lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Security Securities.

In early 2000 we filed a Registration Statement on Form S-3 (Registration No. 333-32968) (as amended, the Registration Statement), in connection with the registration of shares of our common stock with a remaining aggregate offering price of up to $220,000,000. The Securities and Exchange Commission declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters’ over-allotment option.

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

On February 2, 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and a consultant to us, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of a definitive agreement with Dragados. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

On March 1, 2004, we entered into a joint development agreement with a consulting firm to assist us in acquiring and developing stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. In connection with this agreement, on April 26, 2004 we issued this firm 50,000 warrants to purchase shares of our common stock at a price of $6.40 per share, exercisable from the date of issuance. These warrants expire on April 26, 2009. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

The following table provides information about our purchases of our common stock during the quarter ended March 31, 2004 of our common stock.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
01/01/04 –01/31/04	—	—	—	—
02/01/04 –02/29/04 (1)	39,681	$5.73	Not applicable	Not applicable
03/01/04 –03/31/04	—	—	—	—

Total	39,681	$5.73	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock option and incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Item 3. Defaults Upon Senior Securities.

 Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

 Not applicable.

Item 5. Other Information.

 Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On February 3, 2004, we field a Current Report on Form 8-K dated February 3, 2004 to furnish information under Item 12 of that form regarding our fourth quarter and fiscal year 2003 earnings release.

On April 27, 2004, we filed a Current Report on Form 8-K dated April 27, 2004 to furnish information under Item 12 of that form regarding our first quarter 2004 earnings release.

Exhibits

*10.1	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

+*10.2	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.3	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.4	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

10.5	Warrant Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (including form of warrant).

10.6	Registration Rights Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: May 12, 2004	By:	/s/ Kenneth L. Agee
Kenneth L. Agee
Chairman and Chief Executive Officer

Date: May 12, 2004	By:	/s/ Larry J. Weick
Larry J. Weick
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

*10.1	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

+*10.2	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.3	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.4	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

10.5	Warrant Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (including form of warrant).

10.6	Registration Rights Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement