Form 10-K/A
period 2003-12-31
SYNTROLEUM CORP
filed 2004-05-14
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PART I

Item 1. Business

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “Syntroleum Process,” to others for the production of fuels. Based on our expected capital and operating costs of GTL plants using our technology and the large number of fields with natural gas reserves that are not economic to produce using traditional technology or have not current market, including flared gas, we anticipate that the Syntroleum Process can be applied economically in many locations. We also intend to pursue gas monetization projects in order to generate short-term cash flow. These projects may include projects that involve only gas field development in concert with available gas processing technologies, projects in which we will only process the developed gas, and projects that may later evolve into integrated projects that would encompass GTL activities. These activities are intended to allow us to bridge our short-term cash flow needs as we pursue long lead-time GTL projects.

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

During the past five years, we have been focusing on commercializing the Syntroleum Process by working with our licensees and others to develop GTL projects and our own gas monetization projects. We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 7, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.

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

While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we have demonstrated numerous elements and variations for all three of the major catalytic reactions that are part of the Syntroleum Process. These major catalytic reactions include the autothermal reforming of natural gas to Synthesis Gas, or Syngas, the Fischer-Tropsch synthesis to convert the Syngas into paraffin, and the hydro-treating/hydro-cracking of the paraffin to produce finished products. We have completed numerous tests and observations on each of these reactions in demonstration plant operations and laboratory tests, including operation of the Cherry Point Refinery demonstration facility in Blaine, Washington with ARCO for approximately one year, several years of operations at our Tulsa based pilot plant under various operating conditions and preparation and testing of various concepts and designs in our laboratories. These reactions have produced synthetic liquid hydrocarbons in anticipated amounts. For a discussion of our intellectual property rights, see “ – Intellectual Property”.

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

Gas Monetization Projects

We are pursuing gas monetization projects with prospects for short-term cash flow. These gas monetization projects are intended to generate revenues to provide us with cash flow as we pursue long lead-time GTL projects. One of the gas monetization projects we are currently pursuing involves gas reserves located in the United States that do not currently meet pipeline specifications because of impurities in the produced gas. When these sub-quality gas reserves are located at smaller fields, they are typically not produced because they do not meet pipeline requirements and the use of typical gas separation technology has been considered uneconomic. We believe that these reserves can be economically produced through the use of various separation technologies that remove a sufficient amount of the inert elements in the gas to meet pipeline specifications at a cost that is economic. We are locating fields with identified reserves of sub-quality gas and are seeking to acquire interests in these fields with minimal capital expenditures through the assistance of geologists, land personnel and petroleum engineers with whom we have entered into consulting agreements, as well as our own staff. We are also seeking opportunities to develop gas processing plants to upgrade the quality of the gas, as well as related production and gathering facilities, through similar consulting arrangements. We expect to acquire the gas processing plants from various third-party suppliers, although we do not currently have a supply agreement. Depending upon the demand for sub-quality gas plants, we may seek debt or equity financing in the capital markets to enable us to pursue these opportunities.

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

Our goal in developing the Syntroleum Process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We have developed and continue to develop variations of our basic process design in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications. We are also working to reduce the manufacturing cost for our proprietary Fischer-Tropsch catalyst with a number of manufacturers of catalysts with which we have entered into agreements allowing access to our confidential catalyst technology.

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

We expect demand for products created via the Syntroleum Process to result from the following factors:

The Large Market for Transportation Fuels. According to the EIA, diesel fuel demand is estimated to be growing at a faster rate than the total demand for refined products, due to superior fuel efficiency of the diesel engine. Based on a study completed by the National Energy Policy Development Group, oil consumption in the United States is expected to increase to 25.8 million b/d by 2020 primarily due to the growth in consumption of transportation fuels. Based on our belief that the Syntroleum Process can produce ultra-clean transportation fuels, we believe that a portion of the demand growth can be satisfied through our process, although the amount of this demand actually satisfied through our process will depend on the number of and products from any commercial plants that are constructed.

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

Because fuels produced by the Syntroleum Process are substantially free of contaminants and have greater hydrogen content than other liquid fuels, we believe that fuels produced by the Syntroleum Process have the potential to become preferable fuel cell fuels and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of contaminants from fuels produced by the Syntroleum Process allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of fuel-cell components can be reduced. Because fuels produced by the Syntroleum Process have almost twice the hydrogen content per volume of other commonly proposed fuel cell fuels, primarily methane, methanol and liquid hydrogen, they enable greater utility and wider application of fuel-cell power for vehicles. We also believe that fuels produced by the Syntroleum Process have lower toxicity and similar solubility compared to conventional fuels, and can be distributed via existing conventional fuel distribution infrastructure.

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

Our operations in the United States are also subject to the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also know as the “Superfund” law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory classes of persons, including our company, with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRPs”), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of Hazardous Substances found at a site. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. In the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of Hazardous Substance. We may also be the owner or operator of sites on which Hazardous Substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA. We also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties.

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

Operation of our pilot plant requires two annual permits regarding air emissions and industrial wastewater discharge to a sanitation sewer. We do not expect the costs to renew these permits to be material.

Operation of our plant at the Port of Catoosa requires the following permits: air emissions; air quality construction; air quality minor operating; industrial wastewater discharge; and storm water general. Each of these permits is renewed annually, with the exception of the storm water general permit, which expires on September 12, 2007. We do not expect the costs to renew these permits to be material.

The following environmental regulations are applicable to the Catoosa project: Clean Air Act; Clean Water Act; Superfund Amendments and Reauthorization Act; Toxic Substance Control Agency; and Chemical Accident Prevention. We believe we are in substantial compliance with all of these regulations. We currently maintain a risk management plan addressing these regulations. We do not expect the costs associated with this plan to be material.

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

Our subsidiary, Scout Development Corporation (“Scout”), which owned our real estate assets sold in 2003, is subject to several U.S. environmental laws, including the Clean Air Act, CERCLA, the Emergency Planning and Community Right-to-Know Act, the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Toxic Substances Control Act. Scout is also subject to U.S. environmental regulations promulgated under these acts, as well as state and local environmental regulations that have their foundation in the foregoing U. S. environmental laws. As is the case with many companies, Scout may face exposure to actual or potential claims and lawsuits involving environmental matters with respect to its current inventory of real estate, as well as real estate that it has sold. However, no such claims are presently pending. Scout has not suffered and does not anticipate that it will suffer a material adverse effect as a result of any past action by any governmental agency or other party, or as a result of noncompliance with such environmental laws and regulations.

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

Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue funding research and development and project development activities. Capital expenditures will depend on progress we make in developing various projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.

If prices for crude oil, natural gas and other commodities are unfavorable, GTL plants based on the Syntroleum Process and our sub-quality gas monetization projects may not be economical.

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

We intend to, and believe our licensees will, utilize third-party component manufacturers in the design and construction of GTL plants based on the Syntroleum Process and in connection with our sub-quality gas monetization project. If any third-party manufacturer is unable to acquire raw materials, provide components of GTL plants based on the Syntroleum Process or provide gas processing plants in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays or construction or development plans could be canceled while alternative suppliers or manufacturers are identified and prepare for production. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture gas processing plants and components for GTL plants based on the Syntroleum Process. We have conducted development activities with third parties for our proprietary catalysts and turbines that may be used in the Syntroleum Process, and other manufacturing companies may not have the same expertise as these companies. We do not have a binding supply agreement with the third party manufacturers we expect to provide gas processing plants, and we may not be able to obtain that agreement on terms that are acceptable to us.

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

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)(2)	3,627,640	$6.30	1,737,770
Equity Compensation Plans Not Approved by Security Holders (3)(4)	1,025,198	$1.72	—
Total	4,652,838	$5.29	1,737,770

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, and the Stock Option Plan for Outside Directors.
(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average exercise price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.
(3)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our President and Chief Operating Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The rights to exercise the options and purchase 333,334 shares vested on October 1, 2002, the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2003, and the rights to exercise the options and purchase an additional 333,333 shares will vest on October 1, 2004. Vesting of the options will accelerate upon termination of Mr. Holmes’ employment for any reason other than just cause. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant; (b) 12 months after the date of the termination of Mr. Holmes’ employment by reason of death or disability; (c) the third annual anniversary of Mr. Holmes’ retirement; or (d) the date 12 months following the date upon which Mr. Holmes’ employment terminates for any reason other than those described in (b) or (c) above.
(4)	On June 30, 1997 and on February 3, 1999, we granted options to purchase 17,198 and 8,000 shares of common stock at exercise prices of $9.30 and $6.88, respectively, to our Business Development Consultant, John Hutton. The rights to exercise the option and purchase shares vest in three equal installments each year on the anniversary of each grant.

In December 2002, subject to stockholder approval, we granted options to purchase up to 25,000 shares of our common stock to Mr. James R. Seward, one of our directors, at an exercise price of $1.40. The rights to exercise the options and purchase shares vest on the first anniversary of the grant and remain exercisable until the tenth anniversary of the grant unless Mr. Seward ceases to be a director. The grant of the options is subject to stockholder approval.

In October 2003, subject to stockholder approval, we granted Mr. Ziad Ghandour, a consultant to the Company and now a member of our board of directors, options to purchase up to 600,000 share of our common stock at an exercise price of $4.50 per share. These options were to vest upon the occurrence of certain events specified in the consulting agreement between us and Mr. Ghandour and expire two years from the date of vesting.

In February 2004, subject to stockholder approval, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable, subject to stockholder approval, upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of a definitive agreement with Dragados Industrial S.A. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval. In addition, under the agreement we are required to issue warrants to purchase 25,000 shares upon our acquisition of an interest in a property proposed by Sovereign, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If we and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding our joint participation in the project involving such a property, we will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. We are required under the agreement to issue warrants to purchase 12,500 shares upon our acquisition of an interest in a property proposed by us and accepted by Sovereign or for which we initiated negotiations, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third-party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third-party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of our common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

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

Basic and diluted per share amounts—
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 7, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.

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

Licensee Agreements. On June 18, 2003, we entered into an Agreement in Principle for GTL Project Development with one of our licensees, Ivanhoe, which modified certain terms included in the Master License Agreement (“MLA”) dated April 26, 2000, and amended October 11, 2000 and June 1, 2002, between Ivanhoe and us. Ivanhoe had previously paid $10.0 million as license fee deposits which were recorded as deferred revenue, in accordance with our revenue recognition policy. Under this modification, Ivanhoe will retain its rights under the MLA to use the Syntroleum Process and other technology that we develop. However, Ivanhoe’s rights to receive a credit against future license fees and the related indemnifications as it relates to the $10.0 million deposit have been terminated. Ivanhoe also agreed to the release of equity contributions for certain projects totaling $2.0 million. These items were forfeited as reimbursement to us for certain research and development projects completed on Ivanhoe’s behalf. As a result of this agreement and in accordance with our revenue recognition policies, we have recognized $12.0 million previously recorded in deferred revenue and minority interests in projects as joint development revenue during 2003. We also agreed to jointly pursue certain integrated GTL projects that both we and Ivanhoe had developed independently. In return for Ivanhoe bringing certain financial resources, as well as certain knowledge and experience from previous GTL projects, we agreed to remove from the MLA restrictions on the use of the Syntroleum Process by Ivanhoe in North America and Asia.

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

Peru. In late 2001, we acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, with a 5% partner, BPZ & Associates, Inc. (“BPZ”). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We have decided not to perform further exploration or assessments on Block Z-1, and in March 2004, we transferred our entire interest in Block Z-1 to Nuevo Peru Ltd. (“Nuevo Peru”), a subsidiary of Nuevo Energy Company, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. Under the agreement with Nuevo Peru, we will receive the following compensation: $200,000 when the assignment of the license and transfer of operatorship is approved, exploration period one is extended six months and the work program for exploration period two is amended; $100,000 when Nuevo Peru elects to extend the license into exploration period two; and $1,200,000 if Nuevo Peru declares a commercial discovery on the license. The Block Z-1 license agreement allows us to terminate the agreement with notice and to remain liable for only the approved work program for the period of withdrawal. Currently we are in period one of the exploration work program, which requires a commitment of at least $300,000. Although we have substantially completed the work commitments for exploration period one, we are maintaining a letter of credit secured by restricted cash of $308,000 until either the completion of exploration program one or the transfer of obligations to Nuevo Peru. Under the agreement to transfer our interest, Nuevo Peru has agreed to perform the remaining requirements under exploration program one until the final transfer of the license.

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

We and EurOil subsequently signed a 50/50 joint participation agreement that, if negotiations with the Government of Cameroon are successful, calls for assessment, development and production of natural gas and condensate in the Sanaga Sud field, which lies within Block MLHP-4. In May 2004, we notified the Government of Cameroon that we and EurOil were not able to complete negotiations regarding certain aspects, including operatorship, of a joint venture agreement and that we would not be able to move forward with this project.

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

At December 31, 2003, we had $1,377,000 in accounts receivable outstanding relating to our DOE and DoD projects and catalyst materials sales. This decrease from accounts receivable of $4,431,000 at December 31, 2002 is the result of a reimbursement due to us at December 31, 2002 from the DOE related to the funding of a large construction phase of our DOE Catoosa Project, which was received during 2003. We believe that the receivables from our government contracts and our metals brokers will be collected. We also had $24,010,000 in restricted investments as of December 31, 2003 of which $23,702,000 are held in escrow representing funds received from the Commonwealth of Australia under our loan and license agreements with the Commonwealth discussed below. We also have $308,000 pledged as security for a $300,000 letter of credit issued in connection with the guaranteed work program under our license contract for the Block Z-1 in Peru. The work program for period one has been extended and now ends in the summer of 2004 and we have no other spending commitments for this project other than the funds in restricted investments, which would be forfeited if we do not comply with the requirements of the work program for period one. Under the current agreement to transfer our interest, the third party has agreed to perform the remaining requirements under exploration program one until the final transfer of the license. The transfer of the license to the third party closed in March 2004.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$35,388	$35,388	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,867	767	1,242	824	5,034
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	78	—	78	—	—

Total	$43,333	$36,155	$1,320	$824	$5,034

The following table sets forth our other commercial commitments as of December 31, 2003:

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby Letters of Credit	$300	$300	—	—	—

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

Our standby letter of credit relates to our work guarantee for Block Z-1 in Peru. This letter of credit was put in place to cover our commitments under period one of the work schedule for Block Z-1. The agreement to sell our interest in Block Z-1 to Nuevo Peru was approved by the government in February 2004 and the license was transferred in March 2004, at which time the letter of credit was released and the restricted funds securing the letter of credit were returned to us. Nuevo Peru is responsible for all remaining work schedules related to Block Z-1.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003. Certain information with respect to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2003.

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

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+* 10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+ *10.3	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+ *10.9	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+ *10.10	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+ *10.11	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+ *10.12	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.13	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.14	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.19	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.20	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.21	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.22	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

*10.23	Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.24	Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.25	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.26	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.27	Secured Amended Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.28	Note Agreement dated June 7, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002) filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911).

10.29	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.30	Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.31	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.32	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.33	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.34	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.35	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.36	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.37	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.38	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.39	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.40	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.41	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.42	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.43	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.44	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.45	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.46	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.47	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.48	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.49	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

**10.50	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour.

+**10.51	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

**10.52	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour.

**10.53	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

**10.54	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC.

+*10.55	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

**14	Code of Ethics.

21	Subsidiaries

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

Syntroleum Gas Development, LLC (a Delaware limited liability company)

Syntroleum Gas Processing, LLC (a Delaware limited liability company)

Syntroleum Cameroon, Ltd. (a Cayman Islands exempted company)

Scout Development Corporation (a Missouri Corporation)

Scout Development Corporation of New Mexico (a Missouri Corporation)

BMA Resources, Inc. (a Missouri Corporation)

Carousel Apartment Homes, Inc. (a Georgia Corporation)

23	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
**	Previously filed.
+	Compensatory plan or arrangement.

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

SYNTROLEUM CORPORATION

Dated: May 14, 2004	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Kenneth L. Agee Kenneth L. Agee	Chairman and Chief Executive Officer (Principal Executive Officer)	May 14, 2004

/s/ Larry J. Weick Larry J. Weick	Senior Vice President of Finance, Planning and Administration and Chief Financial Officer (Principal Financial Officer)	May 14, 2004

/s/ Carla S. Covey Carla S. Covey	Vice President of Finance and Controller (Principal Accounting Officer)	May 14, 2004

/s/ John B. Holmes, Jr. John B. Holmes, Jr.	Director	May 14, 2004

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	May 14, 2004

/s/ Frank M. Bumstead Frank M. Bumstead	Director	May 14, 2004

/s/ Robert A. Day Robert A. Day	Director	May 14, 2004

/s/ Ziad Ghandour Ziad Ghandour	Director	May 14, 2004

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	May 14, 2004

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Director	May 14, 2004

/s/ James R. Seward James R. Seward	Director	May 14, 2004

/s/ J. Edward Sheridan J. Edward Sheridan	Director	May 14, 2004

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

GRANT THORNTON LLP

Tulsa, Oklahoma

January 23, 2004

(except with respect to the matters discussed in Note 17,

as to which the date is April 27, 2004)

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

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2002	2001
REVENUES:
Joint development revenue	$14,183	$9,621	$2,239
Catalyst materials revenue	4,966	—	—
Other revenues	91	25	—

Total revenues	19,240	9,646	2,239

COSTS AND EXPENSES:
Cost of catalyst materials sales and impairment	7,886	—	—
DOE Catoosa Project	21,843	12,606	—
Write down of Sweetwater plant	—	30,855	—
Pilot plant, engineering and research and development	8,221	15,558	21,908
General and administrative and other	16,107	16,875	17,301

OPERATING INCOME (LOSS)	(34,817)	(66,248)	(36,970)

INVESTMENT AND INTEREST INCOME	1,310	1,063	4,226
INTEREST EXPENSE	(1,196)	(29)	—
OTHER INCOME (EXPENSE)	785	(149)	(2)
FOREIGN CURRENCY EXCHANGE	(2,027)	(83)	279

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(35,945)	(65,446)	(32,467)

MINORITY INTERESTS	—	(25)	—
INCOME TAXES	(60)	(66)	(472)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(36,005)	(65,537)	(32,939)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income from discontinued operations	315	498	2,923
Minority interest of discontinued operations	(99)	(141)	(284)
Gain on sale of discontinued operations	1,151	—	—

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	1,367	357	2,639

NET INCOME (LOSS)	$(34,638)	$(65,180)	$(30,300)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(1.04)	$(1.99)	$(0.99)

Income from discontinued real estate business	0.04	0.01	0.08

Net income (loss)	$(1.00)	$(1.98)	$(0.91)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,684	32,995	33,209

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

On April 27, 2004, the Company announced that it had reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that are currently held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, will be returned to the Commonwealth of Australia. The Company has recorded a settlement liability for these items totaling $25.5 million at March 31, 2004, of which $24.0 million is currently held in escrow and included in restricted cash. The difference relates to the interest and other associated costs since the suspension of the project. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive credits against future license fees for the funds that are being returned. The Company has no plans to re-start the Sweetwater Project.

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

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911))

+*10.3	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.9	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.11	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.12	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.13	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.14	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.19	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.20	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.21	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.22	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

*10.23	Secured Promissory Note dated June 25, 2001 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.24	Security and Stock Pledge Agreement dated June 25, 2001 between Kenneth L. Agee and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001 (File No. 0-21911)).

*10.25	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.26	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.27	Secured Amended Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.28	Note Agreement dated June 7, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002) filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911).

10.29	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.30	Renewal of Secured Promissory Note dated June 25, 2002 from Kenneth L. Agee to the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.31	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.32	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.33	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.34	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.35	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.36	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.37	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.38	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.39	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.40	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.41	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.42	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.43	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.44	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.45	Indemnification Agreement dated as of April 21, 2003 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.46	Employment Agreement dated as of July 20, 1998 between the Company and J. Mark Landrum (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.47	Indemnification Agreement dated as of April 21, 2003 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

+*10.48	Employment Agreement dated as of June 2, 1997 between the Company and Branch J. Russell (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.49	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

**10.50	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour.

+**10.51	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

**10.52	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour.

**10.53	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour.

**10.54	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC

+*10.55	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

**14	Code of Ethics.

21	Subsidiaries

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
Scout Development Corporation of New Mexico (a Missouri Corporation)
BMA Resources, Inc. (a Missouri Corporation)
Carousel Apartment Homes, Inc. (a Georgia Corporation)

23	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
**	Previously filed.
+	Compensatory plan or arrangement.