Form 10-Q
period 2004-06-30
SYNTROLEUM CORP
filed 2004-08-13
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

At August 1, 2004, the number of outstanding shares of the issuer’s common stock was 45,713,524.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,403	$32,695
Restricted cash – Australia settlement	22,966	13,546
Accounts receivable	677	1,377
Catalyst materials	—	2,898
Other current assets	682	1,287

Total current assets	75,728	51,803

INVESTMENTS	78	125
RESTRICTED CASH	—	10,464
PROPERTY AND EQUIPMENT, net	3,046	1,985
NOTES RECEIVABLE	1,813	1,833
OTHER ASSETS, net	1,125	1,025

	$81,790	$67,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,292	$4,299
Accrued liabilities	1,083	1,321
Australia settlement liability	23,642	—
Current maturities of debt and deferred credit	—	13,546
Current portion of convertible debt	23,408	21,842

Total current liabilities	52,425	41,008

OTHER NONCURRENT LIABILITIES	—	78
DEFERRED REVENUE	26,313	38,273
MINORITY INTERESTS	706	706
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 53,386 and 47,212 shares issued in 2004 and 2003 respectively, including shares in treasury	534	472
Additional paid-in capital	220,169	185,835
Notes receivable from sale of common stock	—	(100)
Deferred compensation	(1,139)	—
Accumulated deficit	(217,141)	(198,960)

	2,423	(12,753)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	2,346	(12,830)

	$81,790	$67,235

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Joint development revenue	$144	$12,327	$396	$13,122
Catalyst materials revenues	—	250	5,674	250
Other revenues	1	18	3	18

Total revenues	145	12,595	6,073	13,390

COST AND EXPENSES:
DOE Catoosa project	4,493	3,586	6,398	14,388
Project costs	2,194	1,958	3,964	4,219
Pilot plant, engineering and research and development	1,189	94	2,239	181
Cost of catalyst materials sales	—	2,917	3,033	2,917
General, administrative and other	5,001	4,648	9,014	8,777

OPERATING INCOME (LOSS)	(12,732)	(608)	(18,575)	(17,092)

INVESTMENT AND INTEREST INCOME	120	308	504	620
INTEREST EXPENSE	(449)	(335)	(884)	(551)
OTHER INCOME (EXPENSE)	167	664	(219)	656
FOREIGN EXCHANGE GAIN (LOSS)	1,083	(62)	1,005	(125)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,811)	(33)	(18,169)	(16,492)

INCOME TAXES	—	(19)	(12)	(39)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,811)	(52)	(18,181)	(16,531)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income from discontinued operations	—	116	—	332
Minority interest of discontinued operations	—	(41)	—	(98)
Gain on sale of discontinued operations	—	—	—	—

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	—	75	—	234

NET INCOME (LOSS)	$(11,811)	$23	$(18,181)	$(16,297)

BASIC AND DILUTED PER SHARE DATA -
Income (loss) from continuing operations	$(0.28)	$0.00	$(0.45)	$(0.49)
Income from operations of discontinued real estate business	0.00	0.00	0.00	0.01

Net income (loss)	$(0.28)	$0.00	$(0.45)	$(0.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,087	33,760	40,610	33,727

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock			Note Receivable From Sale Of Common Stock
	Number of Shares	Amount	Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2003	47,212	$472	$185,835	$(100)	$—	$(198,960)	$(77)	$(12,830)
ISSUANCE OF RESTRICTED COMMON STOCK UNITS	—	—	2,219	—	(2,219)	—	—	—
VESTING OF RESTRICTED COMMON STOCK UNITS	125	1	(1)	—	1,080	—	—	1,080
PURCHASE AND RETIREMENT OF COMMON STOCK	(40)	—	(227)	—	—	—	—	(227)
ISSUANCE OF COMMON STOCK AND WARRANTS	5,917	59	30,978	—	—	—	—	31,037
STOCK OPTIONS EXERCISED	172	2	529	—	—	—	—	531
PAYMENT OF NOTE RECEIVABLE FROM OFFICERS	—	—	—	100	—	—	—	100
COMPENSATION RELATED TO CONSULTANT OPTIONS	—	—	836	—	—	—	—	836
NET INCOME (LOSS)	—	—	—	—	—	(18,181)	—	(18,181)

BALANCE, June 30, 2004	53,386	$534	$220,169	$—	$(1,139)	$(217,141)	$(77)	$2,346

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,181)	$(16,297)
Income from discontinued operations	—	(332)
Minority interest of discontinued operations	—	98

Income (loss) from operations	(18,181)	(16,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in subsidiaries	—	(2,000)
Depreciation and amortization	290	327
Foreign currency exchange	(2,906)	3,414
Non-cash compensation expense	1,916	4
Non-cash interest expense	884	551
(Gain) loss on sale of assets	(23)	2,363
Changes in assets and liabilities—
Accounts receivable	700	3,077
Catalyst materials	2,898	—
Other assets	483	793
Accounts payable	(36)	(3,057)
Accrued liabilities and other	556	359
Deferred revenue	170	(4,425)

Net cash used in continuing operations	(13,249)	(15,125)
Net cash provided by discontinued operations	—	1,102

Net cash used in operating activities	(13,249)	(14,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,309)	(146)
Proceeds from sale of property and equipment	—	381
Change in restricted cash	(828)	(20)
Proceeds from investments	70	—

Net cash provided by (used in) continuing operations	(2,067)	215
Net cash provided by discontinued operations	—	32

Net cash provided by (used in) investing activities	(2,067)	247

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	31,568	3,000
Proceeds from issuance of debt	682	12,572
Proceeds from settlement of note receivable from officers	100	1,441
Purchase and retirement of common stock	(227)	—

Net cash provided by continuing operations	32,123	17,013
Net cash used in discontinued operations	—	(60)

Net cash provided by financing activities	32,123	16,953

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS	1,901	(3,289)

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,708	(112)
CASH AND CASH EQUIVALENTS, beginning of period	32,695	14,611

CASH AND CASH EQUIVALENTS, end of period	$51,403	$14,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$12	$20

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa and is being used as part of the U.S. Department of Energy (“DOE”) ultra-clean fuels project (“DOE Catoosa Project”). This new GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. The fuels from the facility are currently being tested by other project participants in advanced power train and emission control technologies and in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The Company also intends to pursue gas monetization prospects, which include gas field development in concert with available gas processing technologies, and projects that may later evolve into integrated projects that would encompass GTL activities.

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

2. Operations and Liquidity

Construction of GTL plants in which the Company owns an interest will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate offering price of approximately $182,000,000. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

The Company follows the full cost method of accounting for exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At June 30, 2004, all of the capitalized costs for oil and gas activities totaled $705,000 and are considered to be unevaluated. The Company had capitalized costs for oil and gas activities totaling $76,000, which were fully impaired as of December 31, 2003.

5. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Restricted stock, options and warrants equivalent of 8,394,881 and 5,986,796 shares of common stock exercisable at an average exercise price of $5.46 and $5.26 for the periods ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at June 30, 2004 and June 30, 2003 totals 3,901,325 and 2,919,472 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the periods ended June 30, 2004 and 2003.

6. Stock-Based Compensation

The Company has elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (SFAS 148) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans, because the options awarded under the plans qualify for fixed plan accounting and the exercise price of the options is equal to or greater than the market value of the Company’s common stock on the date of grant. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three-month and six-month periods ended June 30, 2004 and 2003 as if the fair value method of accounting prescribed by SFAS 123 had been used. If compensation cost for options granted to employees under the Company’s stock option plans had been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below, using the assumptions described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(11,811)	$23	$(18,181)	$(16,297)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(462)	(662)	(975)	(1,476)

Pro forma net income (loss)	$(12,273)	$(639)	$(19,156)	$(17,773)

Earnings (loss) per share:
Basic and diluted - as reported	$(0.28)	$0.00	$(0.45)	$(0.48)
Basic and diluted - pro forma	$(0.29)	$(0.02)	$(0.47)	$(0.53)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2004	June 30, 2003
Expected dividend yield	0%	0%
Expected volatility	70%	114%
Risk-free interest rate	3.81%	2.52%
Expected life	5 yrs.	5 yrs.

The Company also grants stock based incentives to certain non-employees under the stock-based compensation plans. These stock based incentives are accounted for in accordance with SFAS 123, as amended, since these individuals receiving these instruments are not considered employees of the Company. These stock-based incentives have various vesting requirements, strike prices and expiration dates. Certain stock-based incentives vest upon the achievement of certain performance goals associated with the consulting agreement. These stock-based incentives will be measured and expense will be recorded at the time these performance goals are met. Any stock options granted to non-employees that are related to specific performance criteria are expensed at the time of the grant based on the assumptions described above. Compensation expense related to stock-based incentives granted to non-employees totaled $836,000, and $4,000 during the six months ended June 30, 2004 and June 30, 2003, respectively. Compensation expense related to stock-based incentives granted to non-employees totaled $819,000 and $2,000 during the three months ended June 30, 2004 and June 30, 2003, respectively.

7. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of June 30, 2004, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2005. Because this promissory note matures within the next twelve months, the current balance of $23.0 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of June 30, 2004. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, the Company may also elect to repay the note in cash. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of June 30, 2004.

8. Commonwealth of Australia Settlement

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

The Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $20.7 million at the current exchange rate), half of which was held in escrow and included in restricted cash on the Company’s consolidated balance sheets at June 30, 2004 and December 31, 2003. These funds would have been distributed to the Company for use in Australia upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. This license agreement is denominated in Australian dollars and is subject to changes in foreign currency.

The Company also entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth would make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million (approximately U.S. $27.6 million at current exchange rates) with a 25-year maturity. Loan proceeds were to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds were to be made available to the Company in three advances.

During 2000, the Company received the first advance under the loan agreement in the amount of AUD $8 million (approximately U.S. $5.5 million at current exchange rates) and during 2001, the Company received a second advance of loan proceeds in the amount of AUD $12 million (approximately U.S. $8.3 million at current exchange rates). These funds were placed in escrow and are being held in Australian currency. The third advance was not made to the Company and would have been AUD $20 million (approximately U.S. $13.8 million at current rates). Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater Project, proceeds were to be held in escrow. The loan agreement provided that if the conditions were not satisfied by August 2004, any loan proceeds remaining in escrow were to be returned to the Commonwealth.

Loan proceeds are also included in restricted cash on the Company’s consolidated balance sheet as of June 30, 2004 and December 31, 2003. Both the restricted funds and the related debt have been adjusted to reflect the exchange rates in effect as of the balance sheet dates. The debt amount reflected the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted debt amount totaled $9.8 million. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater Project in October 2002, as discussed below, and the expensing of all capitalized costs related to this project, this amount was reclassified from property and equipment and recorded as a deferred credit, as there is no remaining cost of property and equipment related to this project. This credit is reversed as the debt is accreted and would be fully accreted at the time the debt is repaid by the Company. Similar to the restricted cash and related debt, the deferred credit is also subject to foreign currency fluctuations. Any repayments for this debt would be made from the restricted cash currently held in escrow at an Australian financial institution.

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

10

On April 27, 2004, the Company announced that it had reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that are currently held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, will be returned to the Commonwealth of Australia. The Company has recorded a settlement liability for these items totaling $23.6 million at June 30, 2004, of which $22.3 million is currently held in escrow and included in restricted cash. The difference relates to the interest and other associated costs since the suspension of the project. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive AUD $15 million in credits against future license fees for the funds that are being returned. The income statement impact of this transaction was a charge against earnings of $610,000 and is included in other income (expense) on the Company’s consolidated statement of operations for the six-month period ended June 30, 2004. The Company has no plans to re-start the Sweetwater Project.

9. Contingencies

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

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at June 30, 2004 or December 31, 2003.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner. This lease requires total lease payments of $6,279,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at June 30, 2004 or December 31, 2003.

10. Equity Transactions

In February 2004, the Company issued warrants to purchase up to 1,170,000 shares of the Company’s common stock to Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $636,000 for these warrants during the three months ended June 30, 2004 based on a Black-Scholes calculation. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of an agreement with Dragados Industrial S.A. or another company approved by the Company with terms that the Company and Mr. Ghandour mutually agree will result in the exercisability of the warrants. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

During 2004, the Company has granted an aggregate of 385,500 restricted common stock units to certain employees of the Company under the Company’s existing stock option and incentive plans. One-third of these restricted units vested on the date of grant, an additional one-third vest on the first anniversary of the date of grant, and the remaining units vest on the second anniversary of the date of grant. The Company recorded deferred compensation for these units totaling $2,219,000 at the time of grant based on the market price of the Company’s common stock on that date. Total compensation expense related to the vesting of these units was $1,080,000 during the six months ended June, 2004. In connection with the vesting of restricted units, the Company repurchased and subsequently cancelled a total of 39,681 shares of common stock as settlement for the employees’ payroll taxes.

In March 2004, the Company entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that the Company has retained to assist it in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for the Company’s GTL Barge. Under the agreement, the Company agreed to issue warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $165,000 for these warrants during the three months ended June 30, 2004 based on a Black-Scholes calculation. In addition, under the agreement, the Company is required to issue warrants to purchase 25,000 shares upon the acquisition of an interest in a property proposed by Sovereign, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If the Company and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding the Company’s joint participation in the project involving such a property, the Company will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. The Company is required under the agreement to issue warrants to purchase 12,500 shares upon the Company’s acquisition of an interest in a property proposed by the Company and accepted by Sovereign or for which the Company initiated negotiations, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for the Company’s common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of the Company’s common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

On May 26, 2004, the Company completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15% of a warrant. Each warrant is exercisable initially at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $31 million after underwriting discount and offering expenses.

11. Note Receivable From Sale of Common Stock

In June 1995, Larry Weick, the Company’s Senior Vice President of Finance, Planning and Administration and Chief Financial Officer, purchased 200,000 shares of common stock of a predecessor of the Company for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, the Company’s predecessor loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to the predecessor shares of the predecessor’s common stock with a market value equal to no less than two times the indebtedness under the note. The note was full recourse, bore interest at the rate of 6.1% per year and matured in May 2004. The amount outstanding, including accrued interest was approximately $169,000 at December 31, 2003. In May 2004, Mr. Weick paid the Company for the entire outstanding balance of the loan, including accrued interest. As a result of this transaction, the Company has no additional loans outstanding with any directors or officers of the Company.

12. Reclassifications

Certain reclassifications have been made to the June 30, 2003 consolidated statements of operations and cash flows to conform to the 2004 presentation. These reclassifications had no impact on net income (loss).

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

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “Syntroleum Process,” to others for the production of fuels. We also intend to pursue gas monetization projects in the mid-continent, Permian Basin and Rocky Mountain regions in order to generate short-term cash flow. These projects may include projects in which we are directly involved in gas field development using available gas processing technologies, projects in which we only process developed gas on a fee basis, and projects that may later evolve into integrated projects that would encompass GTL activities. These activities are intended to allow us to provide short-term cash flow as we pursue long lead-time GTL projects.

We are focusing our short-term efforts on projects that we believe will generate cash flow in the near future. We also continue to pursue opportunities for developing revenue streams in the future. Our recent efforts have focused on the following:

1.	We are currently focusing on projects that are intended to generate near-term cash-flow projects, such as monetization of domestic natural gas and projects we believe have the best chance of proceeding in the relatively near future with the greatest return on investment potential;

2.	We have undertaken efforts to reduce costs and monetize non-core assets through the reduction in the size of our workforce in 2002 and 2003, sale of real estate assets and implementation of more focused research and development efforts, although our longer-term survival will depend on our ability to obtain additional revenues or financing;

3.	We believe that our use of air in the conversion process provides our technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to build smaller footprint plants, like the GTL Barge, and avoiding the safety risks associated with pure oxygen; and

4.	We have a large, diverse inventory of projects at varying stages of development and in various geographical areas including Australia, Bolivia, Egypt, Nigeria, Qatar, the Russian Federation, the Commonwealth of Independent States, Saudi Arabia, Libya, Papua New Guinea, and the United States.

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons produced by the Syntroleum Process, and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, or commercial operation of GTL plants or non-GTL projects we are developing.

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

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We have been marketing a certain amount of the catalyst materials we had on-hand and we have classified these materials as current assets at their current market price. Any revenues and costs of sales related to the sale of these materials will be recorded on our statement of operations in the period in which the materials are sold. All of the materials that we were marketing were liquidated as of March 31, 2004.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $10.4 million of license credits cancelled under our settlement with the Commonwealth of Australia discussed below in “ – Liquidity and Capital Resources – Commonwealth of Australia Settlement” and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50% of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as they expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) site assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”) and the U. S. Department of Defense (“DoD”). Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant located at the Tulsa Port of Catoosa used as part of the DOE ultra clean fuels project (“DOE Catoosa Project”), affect the comparability of the periods presented.

Non-GTL Project Revenues. We are pursuing gas monetization projects in which we are directly involved in gas field development using available gas processing technologies, projects in which we only process developed gas on a fee basis, and projects that may later evolve into integrated projects that would encompass GTL activities. One of the projects that we are currently pursuing involves monetizing sub-quality gas reserves through the use of third-party separation technology. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

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

Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense project costs associated with the development of GTL plants or other projects until financial close unless they have future economic value for future projects. We incurred project costs related specifically to the development of our GTL Barge project. These expenses related primarily to outside contract services for engineering, geological, and legal costs. Engineering costs are capitalized once an engineering contract has been signed.

We commenced operations at the DOE Catoosa Project in the first quarter of 2004, with the initial finished fuels being produced on March 4, 2004. We have produced a substantial portion of our contractual commitment to the DOE and have delivered fuels on-spec to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. We expect to complete delivery requirements to the DOE by the end of the third quarter of 2004. The plant will continue to operate through the end of the year, producing fuels and extending our operating experience. We expect to incur expenses of approximately $7.2 million to operate the plant for the remainder of 2004.

We have also recognized depreciation and amortization expense primarily related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. During 2003, we made a strong effort to reduce our operating costs by reducing our workforce and focusing on cost minimization. We recorded $979,000 in the six-month period ended June 30, 2003 of severance expense related to our workforce reductions. The total workforce reduction in 2003 amounted to 11 employees. During the fourth quarter of 2002, we reduced our workforce by 20 employees. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. All severance payments related to our staff reduction during the first quarter of 2003 have been fully paid. Severance payments related to our staff reduction during the second quarter of 2003 and the fourth quarter of 2002 will be fully paid by April 2005. As a result of the completion of our new corporate office facility, we have eliminated approximately $500,000 annually of costs associated with our previously rented space. We plan to continue to monitor our operating expenses, but do not currently plan to seek to significantly reduce these expenses from current levels. Our operating expenses could increase if we accelerate our development of a commercial project.

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

Significant Developments During the Six Months Ended June 30, 2004

Research and Development Projects

Our primary research and development projects during the six months ended June 30, 2004 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Expenses for pilot plant, engineering and research and development incurred during the six months ended June 30, 2004 totaled $4.0 million. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the GTL Barge.

Demonstration and Scale-up Activities

DOE Catoosa Project. During the third quarter of 2001, the DOE concluded an agreement with Integrated Concepts and Research Corporation to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa Project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility was the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. Procurement and construction for the project was underway throughout 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004. Funding received from the DOE during 2003 and 2004 has been recorded in deferred revenue until the final shipment of the finished fuels is completed, which we expect to occur in the third quarter of 2004. At the time of final shipment of finished fuels, we will recognize $5.8 million in revenues. The fuels from this facility are expected to be tested by other project participants in advanced power train and emission control technologies and are also expected to be tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. We expensed $6.4 million during the six months ended June 30, 2004 for our DOE Catoosa Project, including costs of operations and other projects at the facility. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The project has a budget of $59.0 million, funded by $12.0 million from the DOE, labor contributions of $17.0 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5.0 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. DOE funding of approximately $1,200,000 has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. This brings the total project funding from the DOE for the small footprint plant to $12.0 million. We have received all funding for the prior three budget periods and $924,000 of the approved fourth budget period. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers throughout the remaining fiscal year.

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

Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation; however, the final amount that we expect to receive under the appropriation has not yet been determined. Phase II will include expanded engineering and design work for single battlefield fuel production systems and further single battlefield fuel characterization and demonstration work. We expect to finalize our contracts during the third quarter, at which time this work will begin.

On August 5, 2004, we announced that Congress has appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program for advanced concept technology development under the DoD fiscal 2005 appropriations legislation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. The specific work items and total amount that we are to receive are currently under discussion, and we expect that they will be confirmed in a final contract.

Commercial and Licensee Projects

Peru. In late 2001, we acquired exploration and production rights to Block Z-1, a Peruvian offshore oil and gas block, with a 5% partner, BPZ & Associates, Inc. (“BPZ”). Activities related to the development of Block Z-1 have included expenses to complete inspections of the four existing offshore platforms on the block and review of existing geologic data under the requirements of our Block Z-1 license agreement. We decided not to perform further exploration or assessments on Block Z-1, and in March 2004, we transferred our entire interest in Block Z-1 to Nuevo Peru Ltd. (“Nuevo Peru”), a subsidiary of Nuevo Energy Company, including fulfillment of our obligations under the Block Z-1 license agreement with the government of Peru. Under the agreement with Nuevo Peru, we have received or will receive the following compensation: $200,000, which we received subsequent to the assignment of the license; $100,000 if Nuevo Peru elects to extend the license into exploration period two; and $1,200,000 if Nuevo Peru declares a commercial discovery on the license. Nuevo Peru has notified us that they have elected not to extend the license. Prior to the transfer, we had been maintaining a letter of credit secured by restricted cash of $308,000 until the completion of exploration program one or the transfer of obligations to Nuevo Peru. Subsequent to the transfer, the letter of credit and the restricted funds were released.

Cameroon. During a round of bidding held by the Republic of Cameroon in mid-2002, we submitted a work program together with EurOil Ltd. (“EurOil”) based on GTL and won the right to negotiate a production-sharing license for the production and monetization of gas from offshore acreage designated Block MLHP-4. The Sanaga Sud field lies in offshore Block MLHP-4 at the southern end of Cameroon near the border with Equatorial Guinea, in shallow water less than 20 meters deep. We signed a 50/50 joint participation agreement with EurOil subsequent to the bidding round that, if negotiations with the Government of Cameroon are successful, called for assessment, development and production of natural gas and condensate in the Sanaga Sud field. In May 2004, we notified the Government of Cameroon that we and EurOil were not able to complete negotiations regarding certain aspects, including operatorship, of a joint venture agreement and that we would not be able to move forward with this particular project.

Syntroleum GTL Barge. On August 21, 2003, we announced our plan to commercialize a small barge-mounted GTL plant (“GTL Barge”). The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support a liquefied natural gas facility. The GTL Barge builds on the strengths and advantages of the Syntroleum Process, which utilizes air instead of oxygen. The GTL Barge is also designed to have equipment to process associated rich gas that might otherwise be flared or re-injected. We expect that a single GTL Barge would be designed to produce approximately 20,000 b/d of GTL products, of which 8,000 b/d would be zero sulfur diesel fuel. The balance would be a mix of naptha and natural gas liquids. In January 2004, we announced an agreement with Dragados Industrial S.A. (“Dragados”) and TI Capital that contemplates the formation of a jointly owned company to finance, build, own and operate GTL barges world wide using the Syntroleum Process. Dragados and TI Capital agreed to join us to extend our previous design and technical work and complete a feasibility study. We expect the scope of the work to include a more detailed cost estimate by Dragados, an update of the area layout and construct ability analysis, and an updated safety review. In parallel with the technical and engineering work, we, Dragados and TI Capital also plan to prepare a business plan to include locations for the barges, product transportation and marketing, various commercial structures and financing options. We expect that this agreement will be completed during the third quarter of 2004. On July 26, 2004 we announced our agreement with Oil Search Limited (“Oil Search”) to undertake a feasibility study for a GTL Barge in Papua New Guniea. We will provide Oil Search with cost estimates for upstream development and pipeline transportation in addition to the GTL Barge. The feasibility study is a cooperative effort and is expected to be completed by the end of the fourth quarter of 2004. We expect to recognize $100,000 in total joint development revenue from this feasibility study upon completion.

Russian Federation. In March 2003, we announced agreements with Yakutgazprom, Evenkiya, and OAO Gazprom/VNIIGAZ organizations within the Russian Federation. We terminated the agreement with Yakutgazprom in January 2004 following a disagreement over the scope of the study. The remaining agreements require us to work with the respective organizations to formalize joint ventures to monetize large reserves of currently stranded gas within the Russian Federation. These joint ventures range from conventional gas processing activities to strip and market natural gas liquids from associated gas produced from several oilfields, to construction of GTL plants to convert remote gas assets into marketable synthetic fuels. A study with Gazprom/VNIIGAZ was completed in July 2004. The results were presented to Gazprom and VNIIGAZ, who selected the best two locations for further engineering and project development efforts. We are actively seeking equity partners to pursue these projects in conjunction with Gazprom.

Domestic Gas Monetization. We are pursuing gas monetization projects in which we are directly involved in gas field development using available gas processing technologies from third parties. We have secured the rights to use two different gas processing technologies from third-parties in our areas of interest, including certain areas in Central Kansas and three counties in the Permian Basin of Texas. To date, we have leased approximately 42,000 acres in the Central Kansas Uplift area. Drilling is expected to commence during the third quarter of 2004. We are also negotiating with producers of low BTU gas in central Kansas and the Permian Basin on projects in which we would only process developed gas on a fee basis. As of June 30, 2004, we have capitalized $705,000 in oil and gas property and equipment. We expect additional capital expenditures relating to our gas monetization projects in the future, and the amount of such expenditures could be substantial.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields, the North Field, with recoverable reserves published by the Qatar government of 380 TCF of gas, which is sufficient to support multiple GTL projects. Qatar’s Energy Minister recently announced his goal of establishing Qatar as the GTL capital of the world. Marathon, one of our licensees, currently has development plans underway for building large commercial GTL plants in Qatar. Marathon is currently working with various industry participants and Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas from the North Field of Qatar into ultra-clean diesel and other liquid hydrocarbon products for export to world markets. In June 2004, we entered into a letter of intent with Marathon on terms for a site license for the Qatar project to be executed contingent upon the signing of a Heads of Agreement with Qatar Petroleum for a nominal 120,000 b/d GTL plant. Under the site license terms, we will receive approximately $125 million in revenues over the life of this project. The terms of the letter of intent are subject to the execution of definitive agreements. We are also continuing to support Marathon in their GTL efforts through the use of our facilities and technology.

Other Projects. We and our licensees continue to pursue various other projects, including the APEL/VPLP project in Australia and various projects in Bolivia and Asia. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2003” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $144,000 during the three months ended June 30, 2004, down $12,183,000 from the same period in 2003 when they were $12,327,000. The second quarter 2003 revenues included the recognition of $12,000,000 related to an agreement with Ivanhoe Energy, one of our licensees, that was previously included on our balance sheet as deferred revenue and minority interest in projects. The majority of our joint development revenues in 2004 have related to funding for research and development activities by licensees and other third parties.

Catalyst Materials Sales. No catalyst materials were sold during three months ended June 30, 2004, as all remaining catalyst materials were sold within the first quarter of 2004. Revenues of $250,000 from catalyst materials sales during the three months ended June 30, 2003 are related to the sale of a portion of our catalyst materials. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects. We expect these types of materials to be readily available if needed in the future.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $4,493,000 during the three months ended June 30, 2004, an increase of $907,000 compared to $3,586,000 of expenses incurred during three months ended June 30, 2003. The increase in these expenses is a result of the modification and installation of equipment modules for increased production capacity of the plant and operations of the facility during 2004. The facility was under construction during the same period in 2003.

Project Costs. Project costs incurred on our GTL Barge project were $1,189,000 during the three months ended June 30, 2004, compared to $94,000 during the three months ended June 30, 2003. The increase in expenses in the current period relates to the agreements we entered into with Dragados and TI Capital resulting in increased engineering and design work on our GTL Barge project compared to the same period in 2003.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,194,000 during the three months ended June 30, 2004, up $236,000, from the three months ended June 30, 2003 when these expenses were $1,958,000. The increase is related to certain research and development projects completed during the current period.

Cost of Catalyst Materials Sales. No catalyst materials were sold during three months ended June 30, 2004, as all remaining unnecessary catalyst materials were sold within the first quarter of 2004. The cost of catalyst materials sold during the three months ended June 30, 2003 totaled approximately $2,917,000.

General and Administrative Expense. General and administrative expenses were $5,001,000 during the three months ended June 30, 2004, up $353,000 from the three months ended June 30, 2003 when these expenses were $4,648,000. The increase is attributable to non-cash equity compensation charges of $1,100,000 compared to $2,000 in non-cash equity compensation charges for the same period in 2003, partially offset by a reduction in overhead costs from 2003.

Investment and Interest Income. Investment and interest income was $120,000 during the three months ended June 30, 2004, down $188,000 from the three months ended June 30, 2003 when this income was $308,000. The decrease is due to interest income received on our Australian escrow accounts. This interest is now being paid to the Commonwealth of Australia under our agreement with the Commonwealth.

Interest Expense. Interest expense was $449,000 during the three months ended June 30, 2004 compared to $335,000 during the three months ended June 30, 2003. This interest expense is related to the Marathon convertible debt. This interest may be repaid through capital contributions from a third party, credits against future license fees, conversion into our common stock at no less than $6.00 and not more than $8.50 per share, or, under certain circumstances, it may be repaid in cash at our election.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange gain, was income of $1,250,000 during the three months ended June 30, 2004, compared to income of $602,000 during the three months ended June 30, 2003. This increase is the result of foreign exchange gains in relation to the Australian dollar regarding our license agreement and a $185,000 gain from the sale of assets.

Provision for Income Taxes. Income tax expense was $0 and $19,000 during the three months ended June 30, 2004 and 2003, respectively. Tax expense in the second quarter of 2003 represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. As a result of our settlement with the Commonwealth of Australia in April 2004, we did not incur similar withholding tax expense with respect to interest earned on these Australian bank accounts. We incurred a loss in both the three months ended June 30, 2004 and 2003, and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $338,000, and the cost of real estate sold and other expenses was $222,000, during the three months ended June 30, 2003. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations in the amount of $116,000 as a result of the sale of our interest in certain undeveloped land and residential lots in Houston Texas (the “Houston Project”) on July 21, 2003. Minority interest expense related to our discontinued real estate business during the three months ended June 30, 2003 was $41,000. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). During the three months ended June 30, 2004, we experienced a loss of $11,811,000. For the three months ended June 30, 2003 we experienced income of $23,000. The increase in the net loss primarily relates to lower joint development revenues as well as other factors stated in the explanations above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $396,000 in the first six months of 2004, compared to $13,122,000 in the first six months of 2003. The second quarter 2003 revenues included the recognition of $12,000,000 related to an agreement with Ivanhoe Energy, one of our licensees, recorded in deferred revenue and minority interest as reimbursement for research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for the six months ended June 30, 2003 is $1,122,000 for feasibility studies and work on the DoD project. The majority of our joint development revenues in 2004 relate to funding for research and development activities by licensees and third parties.

Catalyst Materials Sales. Revenues of $5,674,000 from catalyst materials sales during the six months ended June 30, 2004 are related to the sale of our remaining catalyst materials. Revenues from catalyst materials sold during the six months ended June 30, 2003 were $250,000. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $6,398,000 during the first six months of 2004, a decrease of $7,990,000 compared to the $14,388,000 of expenses incurred during the first six months of 2003. The decrease in these expenses is a result of the installation of major equipment modules in 2003 offset by operations and other projects in 2004. These expenses do not negatively impact our current cash because they are funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and by the DOE.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $3,964,000 in the first six months of 2004, down $255,000 from the first six months of 2003 when these expenses were $4,219,000. The decrease was primarily the result of an increased effort to reduce research and development spending and focus on projects development.

Cost of Catalyst Materials Sales. The cost of catalyst materials sold during the six months ended June 30, 2004 totaled approximately $3,033,000, compared to $2,917,000 for the six months ended June 30, 2003.

Impairment and Loss on Sale of Materials. Cost of sales of catalyst materials is related to the sale and impairment of certain catalyst materials as a result of the sale of a portion and a decrease in the market value of these materials. No impairment or loss on sale of catalyst materials occurred for the six months ended June 30, 2004. We sold a portion of these materials during the six months ended June 30, 2003 for a loss of $133,000. We recorded an impairment of $2,534,000 for the remaining materials on-hand at June 30, 2003

General and Administrative Expense. General and administrative expenses were $9,014,000 in the first six months of 2004, up $237,000 from the first six months of 2003 when these expenses were $8,778,000. The increase is attributable primarily to the recording of $1,916,000 of non-cash equity compensation charges in the first six months of 2004, offset by a reduction in our overhead costs first implemented in 2003.

Investment and Interest Income. Investment and interest income was $504,000 in the first six months of 2004, down $116,000 from the first six months of 2003 when this income was $620,000. The decrease was primarily attributable to interest income received on our Australian escrow accounts. This interest is now being paid to the Commonwealth of Australia under our agreement with the Commonwealth.

Interest Expense. Interest expense was $884,000 during the first six months of 2004, compared to $551,000 during the same period in 2003. This interest expense is related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share.

Other Income (Expense), Foreign Exchange. Other income (expense), including foreign exchange gain (loss) and minority interest, was income of $786,000 in the first six months of 2004, compared to income of $531,000 during the first six months of 2003. This increase is the result of foreign exchange gains in relation to the Australian dollar regarding our license agreement and a $209,000 gain from the sale of assets.

Provision for Income Taxes. Income tax expense was $12,000 and $39,000 in the first six months of 2004 and 2003, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We do not expect to incur similar withholding tax expense with respect to any future interest earned on these Australian bank accounts as a result of our settlement with the Commonwealth of Australia. We incurred a loss in both the first six months of 2004 and the first six months of 2003 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,042,000 and the cost of real estate sold was $710,000 in the first six months of 2003. Real estate revenues and expenses have been netted and included in Income from Discontinued Operations as a result of the sale of our interest in the Houston Project on July 21, 2003. Minority interest expense related to our discontinued real estate business during the six months ended June 30, 2003 was $98,000. Following this sale, we no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the first six months of 2004, we experienced a loss of $18,181,000. The loss was $1,884,000 higher than in the first six months of 2003 when we experienced a loss of $16,297,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of June 30, 2004, we had $51,403,000 in cash and cash equivalents. We also have $22,262,000 in restricted cash related to our escrow accounts with the Commonwealth of Australia, which will be returned to the Commonwealth of Australia as a result of our settlement on the Sweetwater Project, and $704,000 in restricted cash related to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide. Our current liabilities totaled $52,425,000, including $23,408,000 of convertible debt with Marathon, which matures on June 30, 2005, and $23,642,000 related to our settlement with the Commonwealth of Australia described below in “– Commonwealth of Australia Settlement.”

At June 30, 2004, we had $677,000 in accounts receivable outstanding relating to our DOE Catoosa Project and joint development activities. We believe that all of the receivables currently outstanding will be collected, and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $13,249,000 during the six months ended June 30, 2004, compared to $14,023,000 during the six months ended June 30, 2003. Cash flows used in operations included increased project costs, such as development of low Btu gas processing activities, GTL Barge studies, and the additional modules to increase efficiency and capacity of our DOE Catoosa Project, offset by proceeds received from the DOE for the DOE Catoosa Project during the six months ended June 30, 2004 and recorded in deferred revenue. Our cash flows from operations during the six months ended June 30, 2003 include cash inflows provided by discontinued operations of $1,102,000. We do not expect to have cash flows from these activities in the future.

Cash flows used in investment activities were $2,067,000 during the six months ended June 30, 2004, compared to $247,000 during the six months ended June 30, 2003. The increase in cash used in investing activities is primarily related to the increase in purchases of property and equipment, primarily oil and gas investments of $705,000, restricted cash and short-term investments during the six months ended June 30, 2004 compared to the same period in 2003.

Cash flows provided by financing activities were $32,123,000 during the six months ended June 30, 2004, compared to $16,953,000 during the six months ended June 30, 2003. Cash flows provided by financing activities relates to the proceeds received from the sale of stock, warrants and option exercises totaling $31,568,000 and proceeds from the issuance of convertible debt totaling $682,000 during the six months ended June 30, 2004 compared to $3,000,000 from the sale of stock and warrants and $12,572,000 from the issuance of convertible debt in 2003.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. Our 2004 budget for pilot plant, engineering and research and development activities is $12.5 million and does not include operations of the DOE Catoosa plant. We expect to complete our fuel delivery commitments for the DOE during the third quarter of 2004. Following the completion of the DOE program, we plan to continue to operate this facility for further technology demonstration. In addition, we are actively pursuing additional opportunities to extend the operation of the facility for the benefit of our licensees, various U.S. government agencies or other third parties. We expect to incur expenses of approximately $7.2 million to operate the plant for the remainder of 2004.

We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as

22

various other financing arrangements. We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depositary shares or warrants for an aggregate offering price of approximately $182 million. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long Term Debt Obligations	$23,408	$23,408	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,604	819	1,235	775	4,775
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	—	—	—	—	—

Total	$31,012	$24,227	$1,235	$775	$4,775

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us for costs relating to the DOE Catoosa Project. At June 30, 2004, we had received advances of $21.3 million under the loan and we had accrued interest of $2.1 million. The note bears interest at a rate of 8% per year and matures on June 30, 2005. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, we may also elect to repay the note in cash. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). At June 30, 2004, we were in compliance with the provisions of the note agreement. The DOE Catoosa Project is partially funded with this note agreement, as changes in the scope of the project have occurred. If the Heads of Agreement between Marathon and Qatar Petroleum, described above in “—Significant Developments During the Six Months Ended June 30, 2004—Commercial License Projects—Qatar,” is signed, we expect to pay off the balance of the note with Marathon for the DOE Catoosa Project from license fees due to us under the site license.

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

Equity Issuances During the Six Months Ended June 30, 2004

In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and a consultant to us, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $636,000 with respect to these warrants during the period ended June 30, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with Repsol-YPF, S.A., Saudi Aramco or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share will become exercisable upon the execution of an agreement with Dragados or another company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

During 2004, we have granted an aggregate of 385,500 restricted common stock units to certain employees under our existing stock option and incentive plans. One-third of these restricted units vested on the date of grant, an additional one-third vest on the first anniversary of the date of grant, and the remaining units vest on the second anniversary of the date of grant. We recorded deferred compensation for these units totaling $2,137,000 at the time of grant based on the market price of our common stock on that date. Total compensation expense related to the vesting of these units was $801,000 during the six months ended June 30, 2004. In connection with the vesting of restricted units, we repurchased and subsequently cancelled a total of 39,681 shares of common stock as settlement for the employees’ payroll taxes.

In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $165,000 with respect to these warrants for the period ended June 30, 2004. In addition, under the agreement we are required to issue warrants to purchase 25,000 shares upon our acquisition of an interest in a property proposed by Sovereign, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If we and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding our joint participation in the project involving such a property, we will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. We are required under the agreement to issue warrants to purchase 12,500 shares upon our acquisition of an interest in a property proposed by us and accepted by Sovereign or for which we initiated negotiations, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of our common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

On May 26, 2004, we completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15% of a warrant. Each warrant is initially exercisable at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1,900,000 at the date of issuance and were recorded as additional paid-in-capital. We received net proceeds of approximately $31 million after underwriting discount and offering expenses.

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

Our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, we announced the suspension of our Sweetwater Project. We had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60% of the total project costs, as well as equity financing from third parties, together with our own equity contribution for the remaining balance of the costs. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other locations. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, after evaluating the alternatives, we determined that insufficient economic support existed to continue pursuing the plant at the time. Our decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, our inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for product market prices for the proposed product slate and the loss of Enron Corporation as a 13% equity partner. In connection with the suspension of the project, we expensed approximately $31 million of costs previously capitalized as property and equipment on our consolidated balance sheet in September 2002. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant. No construction work on the plant had occurred.

On April 27, 2004, we announced that we had reached an agreement with the Commonwealth of Australia to resolve all issues between us regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that are currently held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, will be returned to the Commonwealth of Australia. We have recorded a settlement liability for these items totaling $23,642,000 at June 30, 2004, of which $22,262,000 is currently held in escrow and included in restricted cash. The difference relates to the interest and other associated costs since the suspension of the project. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive credits against future license fees for the funds that are being returned. The income statement impact of this transaction totaled $610,000 and is included in other income (expense) on our consolidated statement of operations for the six-month period ended June 30, 2004. We currently have no plans to re-start the Sweetwater Project..

Other Asset Sales

Our other non-current assets at June 30, 2004 included an investment in First Century Partnership III, L.P., a privately held venture capital limited partnership with a carrying value of $78,000. We sold our equity investment in the Hotel Ambassador, a recently renovated hotel in Tulsa, Oklahoma, in March 2004 for $70,000. The investment had a carrying value of $47,000 at the time of sale.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $51,403,000 in cash and cash equivalents in the form of money market instruments and short-term certificates of deposit at June 30, 2004. This compares to approximately $32,695,000 in cash and cash equivalents at December 31, 2003. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to our two escrow accounts held in Australian dollars in the amount of U.S. $22,262,000 and to the settlement liability with the Commonwealth of Australia that will be paid in Australian dollars in the amount of U.S. $23,642,000 at June 30, 2004. We also have deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $10,354,000 at June 30, 2004. The restricted funds, settlement liability and deferred revenue are converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. We cannot control the exchange rate risk on these accounts in escrow. The funds are limited in use by the Commonwealth of Australia and the funds can only be removed upon their approval of project progress. The exchange rate of the United States dollar to the Australian dollar was $0.69 and $0.75 at June 30, 2004 and December 31, 2003, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Security Securities.

In early 2000 we filed a Registration Statement on Form S-3 (Registration No. 333-32968) (as amended, the “Registration Statement”), in connection with the registration of shares of our common stock with a remaining aggregate offering price of up to $182,000,000. The Securities and Exchange Commission declared the Registration Statement effective on April 25, 2000. As described in a prospectus supplement dated June 29, 2000, an offering commenced on June 29, 2000 pursuant to the Registration Statement, and resulted in (i) the sale by us of 5,250,000 shares of common stock on July 6, 2000 and (ii) the sale by us of 400,000 shares of common stock on July 19, 2000 pursuant to the exercise of the underwriters’ over-allotment option.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2004 annual meeting of stockholders was held on April 26, 2004. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

Matter Acted Upon	Votes Cast For	Votes Cast Against	Votes Withheld / Abstentions	Broker Non-Votes
Election of Directors:
Kenneth L. Agee	35,466,938	550,437	—	—
P. Anthony Jacobs	35,466,656	550,719	—	—
James R. Seward	35,466,932	550,443	—	—

Approval of the issuance of warrants to purchase 1,170,000 shares of our common stock to Mr. Ziad Ghandour	21,247,885	2,888,105	186,150	11,695,235

Approval of the grant of options to purchase 25,000 shares of our common stock to Mr. James R. Seward	21,675,367	2,462,471	184,302	11,695,235

Approval of the issuance of warrants to purchase 500,000 shares of our common stock pursuant to a Joint Development Agreement with Sovereign Oil & Gas Company II, LLC	22,864,574	1,339,584	117,983	11,695,234

Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for the 2004 fiscal year	35,418,547	398,342	200,485	1

Alvin R. Albe, Jr., Frank M. Bumstead, Robert A. Day, Ziad Ghandour, John B. Holmes, Jr., Robert B. Rosene, Jr. and J. Edward Sheridan all continue as directors of Syntroleum.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On April 27, 2004, we filed a Current Report on Form 8-K dated April 27, 2004 in which we reported first quarter 2004 earnings information.

On May 25, 2004, we filed a Current Report on Form 8-K dated May 21, 2004 in which we reported the offering of common stock and warrants pursuant to an underwriting agreement between us and Jefferies Company, Inc.

On May 26, 2004, we filed a Current Report on Form 8-K dated May 25, 2004 in which we corrected beneficial ownership information with respect to Mr. Ziad Ghandour previously reported by us.

On July 27, 2004, we filed a Current Report on Form 8-K dated July 27, 2004 in which we reported second quarter 2004 earnings information.

Exhibits

*10.1	Warrant Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (including form of warrant) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report form 10-Q for the quarter ended March, 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004 (File No. 000-21911)).

*10.2	Registration Rights Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report form 10-Q for the quarter ended March, 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004 (File No. 000-21911)).

*10.3	Warrant Agreement dated as of May 26, 2004 between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 25, 2004 (File No. 000-21911).

+10.4	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth.

+10.5	Indemnification Agreement dated as of July 1, 2004 between the Company and Edward G. Roth.

10.6	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated May 8, 2002 entered into on June 9, 2004 between Marathon Oil Company and the Company.

10.7	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003 entered into on June 9, 2004 between Marathon Oil Company and the Company.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: August 13, 2004	By:	/s/ Kenneth L. Agee
Kenneth L. Agee
Chairman and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Larry J. Weick
Larry J. Weick
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

*10.1	Warrant Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (including form of warrant) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report form 10-Q for the quarter ended March, 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004 (File No. 000-21911)).

*10.2	Registration Rights Agreement, dated as of April 26, 2004, between the Company and Sovereign Oil and Gas II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report form 10-Q for the quarter ended March, 31, 2004 filed with the Securities and Exchange Commission on May 12, 2004 (File No. 000-21911)).

*10.3	Warrant Agreement dated as of May 26, 2004 between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 25, 2004 (File No. 000-21911).

+10.4	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth.

+10.5	Indemnification Agreement dated as of July 1, 2004 between the Company and Edward G. Roth.

10.6	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated May 8, 2002 entered into on June 9, 2004 between Marathon Oil Company and the Company.

10.7	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003 entered into on June 9, 2004 between Marathon Oil Company and the Company.

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement