Form 10-Q
period 2004-09-30
SYNTROLEUM CORP
filed 2004-11-15
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

At November 1, 2004, the number of outstanding shares of the issuer’s common stock was 45,799,546.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) plants based on the Syntroleum Process, including our barge-mounted GTL plants, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), our sub-quality gas monetization project and the economic production of gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described in this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,456	$32,695
Restricted cash	465	13,546
Accounts receivable	384	1,377
Catalyst materials	—	2,898
Other current assets	270	1,287

Total current assets	39,575	51,803

INVESTMENTS	27	125
RESTRICTED CASH	—	10,464
PROPERTY AND EQUIPMENT, net	5,017	1,985
NOTES RECEIVABLE	1,812	1,833
OTHER ASSETS, net	1,152	1,025

	$47,583	$67,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$4,146	$4,299
Accrued liabilities	1,027	1,321
Current maturities of debt and deferred credit	—	13,546
Current portion of convertible debt	23,862	21,842

Total current liabilities	29,035	41,008

OTHER NONCURRENT LIABILITIES	—	78
DEFERRED REVENUE	26,550	38,273
MINORITY INTERESTS	706	706
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 53,466 and 47,212 shares issued in 2004 and 2003 respectively, including shares in treasury	535	472
Additional paid-in capital	221,363	185,835
Notes receivable from sale of common stock	—	(100)
Deferred compensation	(913)	—
Accumulated deficit	(229,616)	(198,960)

	(8,631)	(12,753)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	(8,708)	(12,830)

	$47,583	$67,235

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Joint development revenue	$215	$1,130	$612	$14,252
Catalyst materials revenues	—	975	5,674	1,225
Other revenues	—	38	3	56

Total revenues	215	2,143	6,289	15,533

COST AND EXPENSES:
DOE Catoosa project	3,764	3,821	10,161	18,209
Project costs	770	141	2,943	320
Pilot plant, engineering and research and development	2,038	2,009	6,002	6,228
Cost of catalyst materials sales	—	1,483	3,033	4,399
General, administrative and other	5,226	3,284	14,307	12,162

OPERATING INCOME (LOSS)	(11,583)	(8,595)	(30,157)	(25,785)

INVESTMENT AND INTEREST INCOME	178	338	682	958
INTEREST EXPENSE	(454)	(384)	(1,338)	(935)
OTHER INCOME (EXPENSE)	(200)	123	(420)	779
FOREIGN EXCHANGE GAIN (LOSS)	(416)	(31)	589	(156)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,475)	(8,549)	(30,644)	(25,139)

INCOME TAXES	—	(9)	(12)	(49)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,475)	(8,558)	(30,656)	(25,188)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income (loss) from discontinued operations	—	(5)	—	327
Minority interest of discontinued operations	—	(1)	—	(99)
Gain on sale of discontinued operations	—	1,151	—	1,151

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	—	1,145	—	1,379

NET INCOME (LOSS)	$(12,475)	$(7,413)	$(30,656)	$(23,809)

BASIC AND DILUTED PER SHARE DATA -
Income (loss) from continuing operations	$(0.27)	$(0.25)	$(0.72)	$(0.75)
Income from operations of discontinued real estate business	0.00	0.03	0.00	0.04

Net income (loss)	$(0.27)	$(0.22)	$(0.72)	$(0.71)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,729	33,771	42,474	33,742

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Note Receivable from Sale of Common Stock	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2003	47,212	$472	$185,835	$(100)	$—	$(198,960)	$(77)	$(12,830)
ISSUANCE OF RESTRICTED COMMON STOCK UNITS	—	—	2,305	—	(2,305)	—	—	—
VESTING OF RESTRICTED COMMON STOCK UNITS	129	1	(1)	—	1,392	—	—	1,392
PURCHASE AND RETIREMENT OF COMMON STOCK	(41)	—	(238)	—	—	—	—	(238)
ISSUANCE OF COMMON STOCK AND WARRANTS	5,917	59	31,041	—	—	—	—	31,100
STOCK OPTIONS EXERCISED	249	3	662	—	—	—	—	665
PAYMENT OF NOTE RECEIVABLE FROM OFFICERS	—	—	—	100	—	—	—	100
COMPENSATION RELATED TO CONSULTANT OPTIONS	—	—	1,759	—	—	—	—	1,759
NET INCOME (LOSS)	—	—	—	—	—	(30,656)	—	(30,656)

BALANCE, September 30, 2004	53,466	$535	$221,363	$—	$(913)	$(229,616)	$(77)	$(8,708)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,656)	$(23,809)
Income from discontinued operations	—	(327)
Minority interest of discontinued operations	—	99
Gain on sale of discontinued operations	—	(1,151)

Income (loss) from continuing operations	(30,656)	(25,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in subsidiaries	—	(2,000)
Depreciation and amortization	442	477
Foreign currency exchange	(494)	3,759
Non-cash settlement of Australian liability	408	—
Non-cash compensation expense	3,151	7
Non-cash interest expense	1,338	934
Gain on sale of assets	(23)	(426)
Changes in assets and liabilities—
Accounts receivable	993	2,700
Catalyst materials	2,898	4,387
Other assets	848	1,157
Accounts payable	(152)	(1,389)
Accrued liabilities and other	(372)	(31)
Deferred revenue	(9,635)	(4,393)

Net cash used in continuing operations	(31,254)	(20,006)
Net cash provided by discontinued operations	—	1,135

Net cash used in operating activities	(31,254)	(18,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(778)	(739)
Purchase of oil and gas assets	(2,633)	—
Proceeds from sale of property and equipment	—	594
Collection of note receivable	—	93
Decrease (Increase) in restricted cash	22,568	(7)
Proceeds from and change in investments	121	32

Net cash used in continuing operations	19,278	(27)
Net cash provided by discontinued operations	—	3,049

Net cash provided by investing activities	19,278	3,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	31,765	3,114
Proceeds from convertible debt	682	12,573
Settlement of Australia Liabilities	(14,477)	—
Proceeds from settlement of note receivable from officers	100	1,441
Purchase and retirement of common stock	(238)	—

Net cash provided by continuing operations	17,832	17,128
Net cash used in discontinued operations	—	(60)

Net cash provided by financing activities	17,832	17,068

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS	(95)	(3,604)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,761	(2,385)
CASH AND CASH EQUIVALENTS, beginning of period	32,695	14,611

CASH AND CASH EQUIVALENTS, end of period	$38,456	$12,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$12	$49

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1. Basis of Reporting

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel, kerosene, and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid paraffin solvents and certain chemical feedstocks.

The Company’s current focus is to commercialize the Syntroleum Process and Synfining Process through licensing and constructing commercial plants in which Syntroleum may participate and own an interest. The Company may also be involved in the upstream field development of these projects. The Company has sold license agreements to seven oil companies and the Commonwealth of Australia. In addition to operating its own pilot plant in Tulsa, Oklahoma, the Company participated in the design and operation of a demonstration plant located at ARCO’s Cherry Point refinery in Washington State. This plant has been relocated to the Tulsa Port of Catoosa, expanded, and is being used as part of the U.S. Department of Energy (“DOE”) ultra-clean fuels project (“DOE Catoosa Project”). This new GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. The fuels from the facility are currently being tested by other project participants together with advanced power train and emission control technologies and in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. The Company is also pursuing domestic U.S. gas projects, which include gas field development in concert with available third-party gas processing technologies.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, realization of notes receivable, impairment of catalyst materials and impairment of property and equipment. Actual results could differ from those estimates.

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

Management reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs an undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. At September 30, 2004, no impairment exists for long-lived assets.

The Company follows the full cost method of accounting for exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At September 30, 2004, all of the capitalized costs for oil and gas activities totaled $2,633,000 and are considered to be unevaluated. The Company had capitalized costs for oil and gas activities totaling $76,000, which were fully impaired as of December 31, 2003.

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the future plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation calculation over the estimated useful life of the asset. The liability accretes over time with a charge to accretion expense. At September 30, 2004 the Company has recognized an asset retirement obligation of approximately $4,000 related to total oil and gas properties using a 10% discount rate over the estimated life of the properties.

5. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Stock options and warrants equivalent of 8,916,218 and 5,655,108 shares of common stock exercisable at an average exercise price of $5.63 and $5.40 and unvested restricted common stock units totaling 268,480 and 0 for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at September 30, 2004 and September 30, 2003 totals 3,977,020 and 2,976,732 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the nine months ended September 30, 2004 and 2003.

6. Stock-Based Compensation

The Company has elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans, because the options awarded under the plans qualify for fixed plan accounting and the exercise price of the options is equal to or greater than the market value of the Company’s common stock on the date of grant. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three-month and nine-month periods ended September 30, 2004 and 2003 as if the fair value method of accounting prescribed by SFAS 123 had been used. If compensation cost for options granted to employees under the Company’s stock option plans had been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below, using the assumptions described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss), as reported	$(12,475)	$(7,413)	$(30,656)	$(23,809)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(516)	(806)	(1,483)	(2,282)

Pro forma net income (loss)	$(12,991)	$(8,219)	$(32,139)	$(26,091)

Earnings (loss) per share:
Basic and diluted - as reported	$(0.27)	$(0.22)	$(0.72)	$(0.71)
Basic and diluted - pro forma	$(0.28)	$(0.24)	$(0.76)	$(0.77)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30, 2004	September 30, 2003
Expected dividend yield	0%	0%
Expected volatility	56%	109%
Risk-free interest rate	3.38%	2.85%
Expected life	5 yrs.	5 yrs.

During 2004, the Company has granted an aggregate of 398,500 restricted common stock units to certain employees of the Company under the Company’s existing stock option and incentive plans. These restricted common stock units vest over various periods through 2007. The Company recorded deferred compensation for these units totaling $2,305,000 at the time of grant based on the market price of the Company’s common stock on that date. Total compensation expense related to the vesting of these units was $1,392,000 during the nine months ended September, 2004. In connection with the vesting of restricted units, the Company repurchased and subsequently cancelled a total of 41,161 shares of common stock as settlement for the employees’ payroll taxes.

The Company also grants stock based incentives to certain non-employees under the stock-based compensation plans. These stock based incentives are accounted for in accordance with SFAS 123, as amended, since these individuals receiving these instruments are not considered employees of the Company. These stock-based incentives have various vesting requirements, strike prices and expiration dates. Certain stock-based incentives vest upon the achievement of certain performance goals associated with the consulting agreement. These stock-based incentives will be measured and expense will be recorded at the time these performance goals are met. Any stock options granted to non-employees that are related to specific performance criteria are expensed at the time of the grant based on the assumptions described above. Compensation expense related to stock-based incentives granted to non-employees totaled $1,759,000, and $7,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively. Compensation expense related to stock-based incentives granted to non-employees totaled $924,000 and $2,000 during the three months ended September 30, 2004 and September 30, 2003, respectively.

7. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of September 30, 2004, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and matures on June 30, 2005. Because this promissory note matures within the next twelve months, the current balance of $23.9 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of September 30, 2004. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, the Company may also elect to repay the note in cash. Marathon’s only other form of repayment is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of September 30, 2004.

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

The Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $22.5 million at the December 31, 2003 exchange rate of $0.75 per Australian dollar), half of which was held in escrow and included in restricted cash on the Company’s consolidated balance sheets at December 31, 2003. These funds would have been distributed to the Company for use in Australia upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. This license agreement is denominated in Australian dollars and is subject to changes in foreign currency.

The Company also entered into a loan agreement with the Commonwealth of Australia under which the Commonwealth would make an unsecured, non-amortizing, interest-free loan to the Company in the amount of AUD $40 million with a 25-year maturity. Loan proceeds were to be used to support the further development and commercialization of GTL technologies in Australia. Under the terms of the loan agreement, the Company agreed to conduct a feasibility study on constructing a large-scale GTL fuels plant in Australia. Loan proceeds were to be made available to the Company in three advances.

During 2000, the Company received the first advance under the loan agreement in the amount of AUD $8 million and during 2001, the Company received a second advance of loan proceeds in the amount of AUD $12 million. These funds were placed in escrow and were held in Australian currency. The third advance was not made to the Company and would have been AUD $20 million. Pending satisfaction of certain conditions relating to the financing, construction and completion of the Sweetwater Project, proceeds were to be held in escrow. The loan agreement provided that if the conditions were not satisfied by August 2004, any loan proceeds remaining in escrow were to be returned to the Commonwealth.

Loan proceeds were also included in restricted cash on the Company’s consolidated balance sheet as of December 31, 2003. Both the restricted funds and the related debt have been adjusted to reflect the exchange rates in effect as of the balance sheet date. The debt amount reflected the total cash loan proceeds discounted over the remaining term of the loan using an imputed interest rate of nine percent. The difference between the cash proceeds received and the discounted debt amount totaled $9.8 million. This difference was initially recorded as a reduction in the cost of the related property and equipment. As a result of the suspension of the Sweetwater Project in October 2002, as discussed below, and the expensing of all capitalized costs related to this project, this amount was reclassified from property and equipment and recorded as a deferred credit, as there is no remaining cost of property and equipment related to this project. This credit was reversed as the debt was accreted and would have been fully accreted at the time the debt was repaid by the Company. Similar to the restricted cash and related debt, the deferred credit was also subject to foreign currency fluctuations. Any repayments for this debt would be made from the restricted cash held in escrow at an Australian financial institution.

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

On April 27, 2004, the Company announced that it had reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, were returned to the Commonwealth of Australia in September 2004. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive AUD $15 million in credits against future license fees for the funds that are being returned. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and is included in other income (expense) on the Company’s consolidated statement of operations for the nine-month period ended September 30, 2004. The Company has no plans to re-start the Sweetwater Project.

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

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at September 30, 2004 or December 31, 2003.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner. This lease requires total lease payments of $6,279,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at September 30, 2004 or December 31, 2003.

10. Equity Transactions

In February 2004, the Company issued warrants to purchase up to 1,170,000 shares of the Company’s common stock to Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $636,000 for these warrants during the nine months ended September 30, 2004 based on a Black-Scholes valuation. Warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with a company approved by the Company with terms that the Company and Mr. Ghandour mutually agree will result in the exercisability of the warrants. Warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados Industrial S.A. Upon the vesting of these warrants, the Company recognized compensation expense of $906,000. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

In March 2004, the Company entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that the Company has retained to assist it in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for the Company’s GTL Barge. Under the agreement, the Company agreed to issue warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $165,000 for these warrants during the nine months ended September 30, 2004 based on a Black-Scholes valuation. In addition, under the agreement, the Company is required to issue warrants to purchase 25,000 shares upon the acquisition of an interest in a property proposed by Sovereign, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If the Company and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding the Company’s joint participation in the project involving such a property, the Company will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. The Company is required under the agreement to issue warrants to purchase 12,500 shares upon the Company’s acquisition of an interest in a property proposed by the Company and accepted by Sovereign or for which the Company initiated negotiations, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for the Company’s common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of the Company’s common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

On August 27, 2004, the Company entered into a Heads of Agreement with Yinka Folawiyo Petroleum Co Ltd. (“YFP”), pursuant to which the two companies will delineate and potentially develop an oil and gas discovery on Oil Mining Lease 113 offshore Nigeria. On October 7, 2004, Syntroleum and YFP entered into a Joint Venture Agreement pursuant to the Heads of Agreement. As a result of these agreements, the Company will be issuing Sovereign warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants were not issued as of September 30, 2004.

On May 26, 2004, the Company completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15% of a warrant. Each warrant is exercisable initially at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $31.1 million after underwriting discount and offering expenses.

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

12. Reclassifications

Certain reclassifications have been made to the December 31, 2003 consolidated balance sheet and the September 30, 2003 consolidated statements of operations and cash flows to conform to the 2004 presentation. These reclassifications had no impact on net income (loss).

13. Subsequent Events

In 2003 Mr. Randall Thompson, the Company’s former Chief Financial Officer, filed a lawsuit against the Company alleging breach of employment contract regarding severance pay. In November 2003 the case was removed to federal district court in Houston, which granted summary judgment in favor of the Company. The plaintiff appealed the case to the Fifth Circuit of Appeals, which reversed the trial court’s granting of the Company’s motion for summary judgment in September 2004. On November 1, 2004 the Company and Mr. Thompson reached a settlement through a mediation in the amount of $200,000. The Company has recorded this amount as a liability as of September 30, 2004.

In October 2004, the Company amended its consulting agreement with TI Capital Management, a consulting firm controlled by Mr. Ziad Ghandour, a director of the Company, to add that upon the closing of a financing with a company introduced to Syntroleum before September 25, 2005, the Company will pay Mr. Ghandour, assuming stockholder approval, a number of shares of the Company’s common stock equal to 1% of the net proceeds divided by $5.79 per share. If stockholder approval is not received, the Company will pay Mr. Ziad Ghandour an amount of cash equal to the market value on the date of such closing of the number of shares that would have been received had the stockholders approved the issuance of common stock. The Company will apply the provisions of SFAS 123 in recording compensation expense for any shares of the Company’s common stock issued under this agreement at the time those shares are issued.

On October 24, 2004, the Company entered into the Second Amended and Restated Rights Agreement, whereby each outstanding share of the Company’s common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company’s Board of Directors in March 1997. The rights entitle the holder to buy one one-hundredth of a share of Series A Junior Preferred Stock at a price of $20.8333 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for, 20 percent, or in the case of Mr. Robert A. Day and his affiliates 35 percent, or more of the common stock of the Company. If either of these events occurs, each right will entitle the holder to receive the number of shares of the Company’s common stock having a market value equal to two times the exercise price of the right. The rights may be redeemed by the Company for $0.01 per right until ten days following the first date of public announcement of a person becoming an Acquiring Person. The rights expire October 2014.

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

Overview

We are seeking to develop projects that will allow us to use and license our proprietary process for converting natural gas or synthesis gas from coal to synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology utilizing Fischer-Tropsch synthesis. We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. We also license our technology, which we refer to as the “Syntroleum Process,” to others for the production of fuels. We intend to pursue gas monetization projects in the mid-continent, Permian Basin and Rocky Mountain regions in order to generate short-term cash flow. These projects may include projects in which we are directly involved in gas field development using available gas processing technologies, projects in which we only process developed gas on a fee basis, and projects that may later evolve into integrated projects. These activities are intended to allow us to provide short-term cash flow as we pursue long lead-time GTL projects.

We are focusing our short-term efforts on projects that we believe will generate cash flow in the near future. We also continue to pursue opportunities for developing revenue streams in the future. Our recent efforts have focused on the following:

1.	We are currently focusing on projects that are intended to generate near-term cash-flow, such as GTL prospects with short term cash flow alternatives, monetization of domestic natural gas and projects we believe have the best chance of proceeding in the relatively near future with the greatest return on investment potential;

2.	We have undertaken efforts to reduce costs and monetize non-core assets through the reduction in the size of our workforce in 2002 and 2003, sale of real estate assets and implementation of more focused research and development efforts, although our longer-term survival will depend on our ability to obtain additional revenues or financing;

3.	We believe that our use of air in the conversion process provides our technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to build smaller footprint plants, like our barge-mounted GTL plant, and avoiding the safety risks associated with pure oxygen; and

4.	We have a large, diverse inventory of projects at varying stages of development and in various geographical areas including Australia, Bolivia, Egypt, Malaysia, Nigeria, Qatar, the Russian Federation, the Commonwealth of Independent States, Saudi Arabia, Papua New Guinea, and the United States.

We are currently investing a significant amount of our resources into our Syntroleum GTL Barge, our Domestic Gas Monetization projects and our project in Nigeria on Oil Mining Lease 113 described in “ – Significant Developments During the Nine Months Ended September 30, 2004 – Commercial and Licensee Projects.” We believe that these projects allow us the greatest means to meet our objective of generating near-term cash flow and utilizing the advantages of our processes. We expect to incur increases in our costs as we continue to develop and commercialize these projects.

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

Until the commencement of commercial operation of GTL plants in which we own an interest or a non-GTL project we are developing, we expect that cash flow relating to the Syntroleum Process will consist primarily of license fee deposits, site license fees and revenues associated with joint development activities. We will not receive any revenues from GTL plants in which we own an equity interest until the first of these plants is constructed, and will not receive any revenues from non-GTL projects we are developing until the first of these projects is completed. Our future operating revenues will depend on the successful commercial construction and operation of GTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding change in operating revenues.

GTL Plant Revenues. We intend to develop GTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. The anticipated products of these plants (i.e., synthetic fuels, lube base oils, process oils, waxes, drilling fluid and liquid paraffins) have historically been sold at premium prices and are expected to result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our GTL plants will include co-venturers who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50% of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50% of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $10.8 million of license credits cancelled under our settlement with the Commonwealth of Australia discussed below in “ – Liquidity and Capital Resources – Commonwealth of Australia Settlement” and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund up to 50% of the advances should the licensee build a plant that does not pass the process performance tests. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as they expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) site assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”), the U.S. Department of Defense (“DoD”),VNIIGAZ, and Oil Search Ltd. Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant located at the Tulsa Port of Catoosa used as part of the DOE ultra clean fuels project (“DOE Catoosa Project”), affect the comparability of the periods presented.

Product Sales Revenues. We expect to provide synthetic ultra clean diesel fuel, such as our S-2 diesel fuel, produced from natural gas and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. Our ultra-clean S-2 diesel fuel is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics or alcohols. The fuels are produced at our demonstration facility at the Port of Catoosa. Revenues will be recognized upon delivery of the requested fuels.

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

Our policy is to expense pilot plant, engineering and research and development costs as incurred. All of these research and development expenses are associated with our development of the Syntroleum Process. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense project costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. Any costs associated with a project that would have economic value for future projects is also capitalized. We have incurred project costs related specifically to the development of our GTL Barge project. These costs related primarily to outside contract services for initial engineering, design, and legal costs and are included in project costs in our consolidated statements or operations.

We commenced operations at the DOE Catoosa Project in the first quarter of 2004, with the initial finished fuels being produced on March 4, 2004. We have produced all of our contractual commitment to the DOE and have delivered fuels on-spec to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University

of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. We expect to complete delivery requirements to the DOE by the end of the first quarter of 2005. The plant will continue to operate through the end of the year, producing fuels and extending our operating experience. We expect to incur expenses of approximately $3.6 million to operate the plant for the remainder of 2004.

We have also recognized depreciation and amortization expense primarily related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. During 2003, we made a strong effort to reduce our operating costs by reducing our workforce and focusing on cost minimization. We recorded $979,000 of severance expense related to workforce reductions in 2003. This workforce reduction amounted to 11 employees. During the fourth quarter of 2002, we reduced our workforce by 20 employees. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. All severance payments related to our staff reduction during 2002 and the first quarter of 2003 have been fully paid. Severance payments related to our staff reduction during the second quarter of 2003 will be fully paid by April 2005. As a result of the completion of our new corporate office facility in 2003, we have eliminated approximately $500,000 annually of costs associated with our previously rented space. We plan to continue to monitor our operating expenses, but do not currently plan to seek to significantly reduce these expenses from current levels. We expect to incur increases in our operating expenses as we continue to develop and commercialize our GTL Barge, Domestic Gas Monetization and Oil Mining Lease 113 projects. Our operating expenses could increase further if we accelerate our development of these or other commercial projects.

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

Significant Developments During the Nine Months Ended September 30, 2004

Research and Development Projects

Our primary research and development projects during the nine months ended September 30, 2004 related to the GTL technology for use in licensee GTL plants, including confirmation of catalyst performance and reactor designs. Expenses for pilot plant, engineering and research and development incurred during the nine months ended September 30, 2004 totaled $6.0 million. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the GTL Barge.

Demonstration and Scale-up Activities

DOE Catoosa Project. The DOE concluded an agreement in 2001 with Integrated Concepts and Research Corporation to provide funding to a team of companies for the GTL Ultra-Clean Fuels Production and Demonstration Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. We and Marathon are providing additional facilities at this site outside the scope of the DOE Catoosa Project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility was the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. Procurement and construction for the project was underway throughout 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004.

Funding received from the DOE during 2003 and 2004 has been recorded in deferred revenue until the final shipment of the finished fuels is completed, which we expect to occur in the first quarter of 2005. At the time of final shipment of finished fuels, we will recognize $5.8 million in revenues. The fuels from this facility are being tested by other project participants in advanced power train and emission control technologies and are also being tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska.

We expensed $10.2 million during the nine months ended September 30, 2004 for our DOE Catoosa Project, including costs of operations and other projects at the facility. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The project has a budget of $59.0 million, funded by $12.0 million from the DOE, labor contributions of $17.0 million by Marathon and us, the contribution of the Cherry Point GTL equipment of $6.3 million by us, a $5.0 million cash contribution by Marathon and a $21.3 million loan agreement between Marathon and us. The excess funding will apply to any contingencies on the project. DOE funding of approximately $1.2 million has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. This brings the total project funding from the DOE for the small footprint plant to $12.0 million. We have received all funding for the prior three budget periods and $933,000 of the approved fourth budget period. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers throughout the remaining fiscal year.

DoD Project. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the DoD to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I of this program is now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product and in the design of the barge-mounted unit to produce the fuel. We have recorded joint development revenues totaling $2.2 million over the life of this contract, including $1.7 million during 2003.

Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. We expect to receive approximately $950,000 under the appropriation. Phase II will include expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. We expect to finalize our contracts during the fourth quarter, at which time this work will begin.

On August 5, 2004, we announced that Congress has appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program for advanced concept technology development under the DoD fiscal 2005 appropriations legislation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. The specific project work scope, and total amount that we are to receive are currently under discussion, and we expect that they will be confirmed in a final contract.

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

In January 2004, we announced a memorandum of understanding with Dragados Industrial S.A. (“Dragados”) and TI Capital that contemplates the formation of a jointly owned company to finance, build, own and operate GTL barges world wide using the Syntroleum Process. Dragados and TI Capital agreed to join us to extend our previous design and technical work and complete a feasibility study. The scope of work included a more detailed cost estimate by Dragados, an update of the area layout and constructability analysis, and an updated safety review. In parallel with the technical and engineering work, we, Dragados and TI Capital also prepared a business plan to include locations for the barges, product transportation and marketing, various commercial structures and financing options. We and Dragados have successfully completed the work under a memorandum of understanding and plan to move forward to develop a tolling option for the GTL Barge for the Nigeria project, discussed below in “ – Nigeria”. Dragados will use the technical work it has completed to prepare a financing plan to support a tolling proposal for the GTL Barge.

Nigeria. On August 27, 2004, we entered into a Heads of Agreement with Yinka Folawiyo Petroleum Co Ltd. (“YFP”), pursuant to which we will delineate and potentially develop an oil and gas discovery on Oil Mining Lease 113 offshore Nigeria (“OML 113 Lease”). The license covers approximately 454,000 acres and our current project development plans include using our Syntroleum GTL Barge for development of the gas reserves in the field. Based on our review of data tapes from a previously shot 3D seismic survey, we believe that areas in this lease have the potential to contain a significant amount of oil, condensate, natural gas liquids and natural gas. We believe that the oil and condensate in the field further enhances the economics of the project by providing the potential for near term cash flows.

On October 7, 2004, we and YFP entered into a Joint Venture Agreement pursuant to the Heads of Agreement. We have agreed to include in the project an experienced international operator of offshore oil and gas projects by January 15, 2005 or we will commit to drill the initial well without an international operator. The drilling of the appraisal well is estimated to cost approximately $10-$15 million within the area of Aje Field in OML 113 and must occur before February, 2006. We and the international operator will bear all capital costs in the project. YFP will bear a share of operating costs after project payout, which is the date on which we achieve the full recovery of all capital, operating and production costs incurred to that date. We and YFP will also share any cash signature bonus paid by the international operator. Our participating and revenue interests in the project will depend upon the terms of the transaction to be negotiated with the international operator and any additional industry participants.

We have capitalized $333,000 related to geological and geophysical work completed on OML 113 under our full cost accounting policy for oil and gas activities. We expect additional expenditures relating to this project in the future, and the amount of such expenditures could be substantial.

Domestic Gas Monetization. We are pursuing gas monetization projects in which we are directly involved in gas field development using available gas processing technologies from third parties. We have secured the exclusive rights to use two different gas processing technologies from third-parties in certain areas in Central Kansas and three counties in the Permian Basin of Texas. To date, we have leased approximately 64,000 acres in the Central Kansas Uplift area. Drilling commenced during the third quarter of 2004 with successful testing of the first well drilled. We are also negotiating with producers of low BTU gas on projects in which we would only process developed gas on a fee basis. As of September 30, 2004, we have capitalized $2,300,000 in oil and gas property and equipment related to drilling, geological and geophysical costs, and lease aquisitions. We expect additional capital expenditures relating to our gas monetization projects in the future, and the amount of such expenditures could be substantial.

Papua New Guinea. On July 26, 2004 we announced our agreement with Oil Search Limited (“Oil Search”) to undertake a feasibility study for a GTL Barge in Papua New Guniea. We will work with Oil Search to develop cost estimates for upstream gas and liquids development and pipeline transportation in addition to the GTL facility. The feasibility study is a cooperative effort and is expected to be completed by the end of the fourth quarter of 2004. We have recognized revenue of $25,000 related to this project, and we expect to recognize a total of $100,000 in joint development revenue from this feasibility study upon completion.

Russian Federation. In March 2003, we announced agreements with Yukos, Evenkiya, and Gazprom/VNIIGAZ organizations within the Russian Federation. We terminated the agreement with Yukos in January 2004 following a disagreement over the scope of the study. We are no longer pursuing the Evenkiva gas processing project due to lower than expected economics of this remote location in central Siberia. The remaining agreement requires us to work to formalize joint ventures to monetize large reserves of currently stranded gas within the Russian Federation. A preliminary investment analysis study of 12 potential GTL projects identified by Gazprom/VNIIGAZ was completed in July 2004. The results were presented to Gazprom and VNIIGAZ, and the best four locations were selected for further site analysis, engineering/cost estimating and possible further project development efforts. We are actively seeking equity partners to pursue one or more of these projects in conjunction with Gazprom.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields, the North Field, with recoverable reserves published by the Qatar government of 380 TCF of gas, which is sufficient to support multiple GTL projects. Marathon, one of our licensees, currently has development plans underway for building large commercial GTL plants in Qatar. Marathon is currently working with various industry participants and Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas from the North Field of Qatar into ultra-clean diesel and other liquid hydrocarbon products for export to world markets. In June 2004, we entered into a letter of intent with Marathon on terms for a site license for the Qatar project to be executed contingent upon the signing of a Heads of Agreement with Qatar Petroleum for a nominal

120,000 b/d GTL plant. Under the site license terms, we will receive approximately $125 million in revenues over the life of this project. The terms of this letter of intent are subject to the execution of definitive agreements. We are also continuing to support Marathon in their GTL efforts through the use of our facilities and technology.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $215,000 during the three months ended September 30, 2004, down $915,000 from the same period in 2003 when they were $1,130,000. The third quarter 2003 revenues included the recognition of $1,100,000 related to the completion of Phase I of a DoD fuels project. The majority of our joint development revenues in 2004 have related to funding for research and development activities by licensees and other third parties.

Catalyst Materials Sales. No catalyst materials were sold during three months ended September 30, 2004, as all remaining catalyst materials were sold within the first quarter of 2004. Revenues of $975,000 from catalyst materials sales during the three months ended September 30, 2003 are related to the sale of a portion of our catalyst materials. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects. We expect these types of materials to be readily available if needed in the future.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $3,764,000 during the three months ended September 30, 2004, a decrease of $57,000 compared to $3,821,000 of expenses incurred during three months ended September 30, 2003. These expenses are a result of the modification and installation of equipment modules for increased production capacity of the plant and operations of the facility during 2004. The facility was under construction during the same period in 2003.

Project Costs. Project costs incurred on our GTL Barge project were $770,000 during the three months ended September 30, 2004, compared to $141,000 during the three months ended September 30, 2003. The increase in expenses in the current period relates to the agreements we entered into with Dragados and TI Capital resulting in increased engineering and design work on our GTL Barge project compared to the same period in 2003.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,038,000 during the three months ended September 30, 2004, up $29,000, from the three months ended September 30, 2003 when these expenses were $2,009,000. The increase is related to certain research and development projects completed during the current period.

Cost of Catalyst Materials Sales. No catalyst materials were sold during three months ended September 30, 2004, as all remaining unnecessary catalyst materials were sold within the first quarter of 2004. The cost of catalyst materials sold during the three months ended September 30, 2003 totaled approximately $1,483,000.

General and Administrative Expense. General and administrative expenses were $5,226,000 during the three months ended September 30, 2004, up $1,942,000 from the three months ended September 30, 2003 when these expenses were $3,284,000. The increase is attributable to non-cash equity compensation charges of $1,234,000 compared to $2,000 in non-cash equity compensation charges for the same period in 2003, increased travel and salaries and wages during the three months ended September 30, 2004 compared to 2003, partially offset by a reduction in overhead costs from 2003.

Investment and Interest Income. Investment and interest income was $178,000 during the three months ended September 30, 2004, down $160,000 from the three months ended September 30, 2003 when this income was $338,000. The decrease is due to interest income received on our Australian escrow accounts. This interest is now being paid to the Commonwealth of Australia under our agreement with the Commonwealth.

Interest Expense. Interest expense was $454,000 during the three months ended September 30, 2004 compared to $384,000 during the three months ended September 30, 2003. This interest expense is related to the Marathon convertible debt. This interest may be repaid through capital contributions from a third party, credits against future license fees, conversion into our common stock at no less than $6.00 and not more than $8.50 per share, or, under certain circumstances, it may be repaid in cash at our election.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange gain, was a loss of $616,000 during the three months ended September 30, 2004, compared to income of $92,000 during the three months ended September 30, 2003. This decrease is the result of foreign exchange losses in relation to the Australian dollar regarding our license agreement totaling $416,000 and the settlement of a lawsuit for $200,000.

Provision for Income Taxes. Income tax expense was $0 and $9,000 during the three months ended September 30, 2004 and 2003, respectively. Tax expense in the second quarter of 2003 represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. As a result of our settlement with the Commonwealth of Australia in April 2004, we did not incur similar withholding tax expense with respect to interest earned on these Australian bank accounts. We incurred a loss in both the three months ended September 30, 2004 and 2003, and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $27,000 and the cost of real estate sold and other expenses was $32,000, during the three months ended September 30, 2003. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as a loss in the amount of $5,000 as a result of the sale of our interest in certain undeveloped land and residential lots in Houston, Texas (the “Houston Project”) on July 21, 2003. Minority interest expense related to our discontinued real estate business during the three months ended September 30, 2003 was $1,000. As a result of the sale of these operations, we recognized a gain on disposal of $1,151,000 during the three months ended September 30, 2003. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). During the three months ended September 30, 2004, we experienced a loss of $12,475,000. For the three months ended September 30, 2003 we experienced a loss of $7,413,000. The increase in the net loss primarily relates to lower joint development revenues as well as other factors stated in the explanations above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $612,000 in the first nine months of 2004, compared to $14,252,000 in the first nine months of 2003. The nine months ended 2003 revenues included the recognition of $12,000,000 related to an agreement with Ivanhoe Energy, one of our licensees, recorded in deferred revenue and minority interest as reimbursement for research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for the nine months ended September 30, 2003 is $2,252,000 for feasibility studies and work on the DoD project. The majority of our joint development revenues in 2004 relate to funding for research and development activities by licensees and third parties.

Catalyst Materials Sales. Revenues of $5,674,000 from catalyst materials sales during the nine months ended September 30, 2004 are related to the sale of our remaining catalyst materials. Revenues from catalyst materials sold during the nine months ended September 30, 2003 were $1,225,000. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $10,161,000 during the first nine months of 2004, a decrease of $8,048,000 compared to the $18,209,000 of expenses incurred during the first nine months of 2003. The decrease in these expenses is a result of the installation of major equipment modules in 2003 offset by operations and other projects in 2004. A portion of these expenses have been funded by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet, and by the DOE.

Project Costs. Project costs incurred on our GTL Barge project were $2,943,000 during the nine months ended September 30, 2004, compared to $320,000 during the nine months ended September 30, 2003. The increase in expenses in the current period relates to the agreements we entered into with Dragados and TI Capital resulting in increased engineering and design work on our GTL Barge project compared to the same period in 2003.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $6,002,000 in the first nine months of 2004, down $226,000 from the first nine months of 2003 when these expenses were $6,228,000. The decrease was primarily the result of an increased effort to reduce research and development spending and focus on project development.

Cost of Catalyst Materials Sales. The cost of catalyst materials sold during the nine months ended September 30, 2004 totaled approximately $3,033,000, compared to $4,399,000 for the nine months ended September 30, 2003. Cost of sales of catalyst materials also includes any impairment as a result of the decrease in the market value of these materials. No impairment of catalyst materials occurred during the nine months ended September 30, 2004. We recorded an impairment of $2,931,000 during the nine months ended September 30, 2003

General and Administrative Expense. General and administrative expenses were $14,307,000 in the first nine months of 2004, up $2,145,000 from the first nine months of 2003 when these expenses were $12,162,000. The increase is attributable primarily to the recording of $3,151,000 of non-cash equity compensation charges in the first nine months of 2004, offset by a reduction in our overhead costs first implemented in 2003.

Investment and Interest Income. Investment and interest income was $682,000 in the first nine months of 2004, down $276,000 from the first nine months of 2003 when this income was $958,000. The decrease was primarily attributable to interest income received on our Australian escrow accounts. During 2004, this interest was paid to the Commonwealth of Australia rather than to us under our agreement with the Commonwealth.

Interest Expense. Interest expense was $1,338,000 during the first nine months of 2004, compared to $935,000 during the same period in 2003. This interest expense is related to the Marathon convertible debt. The only form of repayment for this interest is through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 per share.

Other Income (Expense), Foreign Exchange. Other income (expense), including foreign exchange gain (loss) and minority interest, was income of $169,000 in the first nine months of 2004, compared to income of $623,000 during the first nine months of 2003. This decrease is the result of the gain on sale of assets in 2003, our settlement with the Commonwealth of Australia in 2004 and foreign exchange fluctuation in relation to the Australian dollar.

Provision for Income Taxes. Income tax expense was $12,000 and $49,000 in the first nine months of 2004 and 2003, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts and on the second advance of loan proceeds under our loan agreement with the Commonwealth of Australia. We do not expect to incur similar withholding tax expense with respect to any future interest earned on these Australian bank accounts as a result of our settlement with the Commonwealth of Australia. We incurred a loss in both the first nine months of 2004 and the first nine months of 2003 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,068,000 and the cost of real estate sold was $741,000 in the first nine months of 2003. Real estate revenues and expenses have been netted and included in Income from Discontinued Operations as a result of the sale of our interest in the Houston Project on July 21, 2003. Minority interest expense related to our discontinued real estate business during the nine months ended September 30, 2003 was $99,000. As a result of the sale of these operations, we recognized a gain on disposal of $1,151,000 during the nine months ended September 30, 2003. Following this sale, we no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In the first nine months of 2004, we experienced a loss of $30,656,000. The loss was $6,847,000 higher than in the first nine months of 2003 when we experienced a loss of $23,809,000. The increase in the loss is a result of the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2004, we had $38,456,000 in cash and cash equivalents. We also have $465,000 in restricted cash accounts related to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide. Our current liabilities totaled $29,035,000, including $23,862,000 of convertible debt with Marathon, which matures on June 30, 2005.

At September 30, 2004, we had $384,000 in accounts receivable outstanding relating to our DOE Catoosa Project and joint development activities. We believe that all of the receivables currently outstanding will be collected, and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $31,254,000 during the nine months ended September 30, 2004, compared to $18,871,000 during the nine months ended September 30, 2003. Cash flows used in operations included increased project costs, such as GTL Barge studies, the settlement with the Commonwealth of Australia and the additional modules to increase efficiency and capacity of our DOE Catoosa Project, offset by proceeds received from the DOE for the DOE Catoosa Project during the nine months ended September 30, 2004 and recorded in deferred revenue. Our cash flows from operations during the nine months ended September 30, 2003 include cash inflows provided by discontinued operations of $1,135,000. We do not expect to have cash flows from these activities in the future.

Cash flows provided by investment activities were $19,278,000 during the nine months ended September 30, 2004, compared to $3,022,000 during the nine months ended September 30, 2003. The increase in cash provided by investing activities is primarily related to the settlement with the Commonwealth of Australia offset by the increase in purchases of property and equipment, primarily oil and gas investments of $2,633,000 during the nine months ended September 30, 2004 compared to the same period in 2003.

Cash flows provided by financing activities were $17,832,000 during the nine months ended September 30, 2004, compared to $17,068,000 during the nine months ended September 30, 2003. Cash flows provided by financing activities relates to the proceeds received from the sale of stock, warrants and option exercises totaling $31,765,000 and proceeds from the issuance of convertible debt totaling $682,000, offset by the settlement with the Commonwealth of Australia during the nine months ended September 30, 2004 compared to $3,114,000 from the sale of stock and warrants and $12,573,000 from the issuance of convertible debt in 2003.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. Our 2004 budget for pilot plant, engineering and research and development activities is $12.5 million and does not include operations of the DOE Catoosa plant. We expect to complete our fuel delivery commitments for the DOE during the first quarter of 2005. Following the completion of the DOE program, we plan to continue to operate this facility for further technology demonstration. In addition, we are actively pursuing additional opportunities to extend the operation of the facility for the benefit of our licensees, various U.S. government agencies or other third parties. We expect to incur expenses of approximately $3.6 million to operate the plant for the remainder of 2004.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2004:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long Term Debt Obligations	$23,862	$23,862	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,750	856	1,295	843	4,756
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	—	—	—	—	—

Total	$31,612	$24,718	$1,295	$843	$4,756

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under a $21.3 million secured promissory note between Marathon and us for costs relating to the DOE Catoosa Project. At September 30, 2004, we had received advances of $21.3 million under the loan and we had accrued interest of $2.6 million. The note bears interest at a rate of 8% per year and matures on June 30, 2005. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. Under certain circumstances, we may also elect to repay the note in cash. Under this agreement, Marathon’s only other form of repayment is its right to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. The promissory note is secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory note include failure by us to comply with the terms of the promissory note, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory note and liabilities associated with prepaid license fees). At September 30, 2004, we were in compliance with the provisions of the note agreement. The DOE Catoosa Project is partially funded with this note agreement, as changes in the scope of the project have occurred. If the Heads of Agreement between Marathon and Qatar Petroleum, described above in “ – Significant Developments During the Nine Months Ended September 30, 2004 – Commercial and License Projects – Qatar,” is signed, we expect to pay off the balance of the note with Marathon for the DOE Catoosa Project from license fees due to us under the site license.

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

Pursuant to the Joint Venture Agreement we entered into with YFP regarding potential development of an oil and gas discovery on the OML 113 Lease as described in “Significant Developments During the Nine Months Ended September 30, 2004—Commercial and License Projects—Nigeria” above, we will provide to YFP a letter of credit equaling the estimated well cost of approximately $10 – 15 million no later than January 15, 2005. If the letter of credit is not provided before that date, the Joint Venture Agreement will terminate and we will cease to have any rights and obligations with respect to the OML 113 Lease. If we do not commence the drilling of an appraisal well by February 15, 2006, FRP will have the right to draw the full amount from the letter of credit as liquidated damages. Upon such draw, we will reassign the YFP any participating rights we hold in the OML 113 Lease. We will have the right to draw against the letter of credit to pay for the costs of drilling the appraisal well. At any time after the completion of the drilling of the appraisal well, we may terminate our participation in the OML 113 Lease and reassign to YFP any participating rights we may have in the OML 113 Lease.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Bolivia, Saudi Arabia and the Russian Federation.

Equity Issuances During the Nine Months Ended September 30, 2004

In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and a consultant to us, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $636,000 with respect to these warrants during the period ended September 30, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share are exercisable upon the later of October 1, 2004 and the execution of an agreement with a company approved by us with terms that we and Mr. Ghandour mutually agree will result in the exercisability of the warrants. Warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados. Upon the vesting of these warrants, we recognized expense of $906,000. All warrants will expire on November 4, 2007. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003.

During 2004, we have granted an aggregate of 398,500 restricted common stock units to certain employees under our existing stock option and incentive plans. These restricted common stock units vest over various periods through 2007. We recorded deferred compensation for these units totaling $2,305,000 at the time of grant based on the market price of our common stock on that date. Total compensation expense related to the vesting of these units was $1,392,000 during the nine months ended September 30, 2004. In connection with the vesting of restricted units, we repurchased and subsequently cancelled a total of 41,161 shares of common stock as settlement for the employees’ payroll taxes.

In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our GTL Barge. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $165,000 with respect to these warrants for the period ended September 30, 2004. In addition, under the agreement we are required to issue warrants to purchase 25,000 shares upon our acquisition of an interest in a property proposed by Sovereign, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If we and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding our joint participation in the project involving such a property, we will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. We are required under the agreement to issue warrants to purchase 12,500 shares upon our acquisition of an interest in a property proposed by us and accepted by Sovereign or for which we initiated negotiations, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for our common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of our common stock are issuable upon exercise of the warrants issued pursuant to the agreement. As a result of our agreement with YFP as described in “Significant Developments During the Nine Months Ended September 30, 2004—Commercial and License Projects—Nigeria” above, we plan to issue Sovereign warrants to purchase 25,000 shares of our common stock at an exercise price of $6.40. These warrants were not issued as of September 30, 2004.

On May 26, 2004, we completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15% of a warrant. Each warrant is initially exercisable at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in-capital. We received net proceeds of approximately $31.1 million after underwriting discount and offering expenses.

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

On April 27, 2004, we announced that we had reached an agreement with the Commonwealth of Australia to resolve all issues between both parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, was returned to the Commonwealth of Australia in September 2004. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive AUD $15 million in credits against future license fees for the funds that are being returned. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and is included in other income (expense) on the our consolidated statement of operations for the nine-month period ended September 30, 2004. We have no plans to re-start the Sweetwater Project.

Other Asset Sales

Our other non-current assets at September 30, 2004 included an investment in First Century Partnership III, L.P., a privately held venture capital limited partnership with a carrying value of $27,000. We sold our equity investment in the Hotel Ambassador, a recently renovated hotel in Tulsa, Oklahoma, in March 2004 for $70,000. The investment had a carrying value of $47,000 at the time of sale.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $38,456,000 in cash and cash equivalents in the form of money market instruments and short-term certificates of deposit at September 30, 2004. This compares to approximately $32,695,000 in cash and cash equivalents at December 31, 2003. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $10,752,000 at September 30, 2004. The restricted funds, settlement liability and deferred revenue are converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. We cannot control the exchange rate risk on these accounts in escrow. The funds are limited in use by the Commonwealth of Australia and the funds can only be removed upon their approval of project progress. The exchange rate of the United States dollar to the Australian dollar was $0.72 and $0.75 at September 30, 2004 and December 31, 2003, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table provides information about our purchases of our common stock during the quarter ended September 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
07/01/04 – 07/31/04 (1)	1,480	$6.74	Not applicable	Not applicable
08/01/04 – 08/31/04	—	—	—	—
09/01/04 – 09/30/04	—	—	—	—

Total	1,480	$5.73	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock option and incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

*4.1	Second Amended and Restated Rights Agreement dated as of October 24, 2004 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

*4.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Syntroleum Corporation, dated October 27, 2004 (incorporated by reference to Amendment No. 2 to the Company’s Current Report on Form 8-K/A dated June 17, 1999 and filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911))

10.1	Heads of Agreement dated as of August 27, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.2	Joint Venture Agreement dated as of October 7, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

*10.3	Amendment No. 3 dated as of October 25, 2004 to Letter Agreement dated October 3, 2003 between Syntroleum Corporation and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: November 15, 2004	By:	/s/ Kenneth L. Agee
Kenneth L. Agee
Chairman and Chief Executive Officer

Date: November 15, 2004	By:	/s/ Larry J. Weick
Larry J. Weick
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
*4.1	Second Amended and Restated Rights Agreement dated as of October 24, 2004 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

*4.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of Syntroleum Corporation, dated October 27, 2004 (incorporated by reference to Amendment No. 2 to the Company’s Current Report on Form 8-K/A dated June 17, 1999 and filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911))

10.1	Heads of Agreement dated as of August 27, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

10.2	Joint Venture Agreement dated as of October 7, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC).

*10.3	Amendment No. 3 dated as of October 25, 2004 to Letter Agreement dated October 3, 2003 between Syntroleum Corporation and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

31.1	Section 302 Certification of Kenneth L. Agee

31.2	Section 302 Certification of Larry J. Weick

32.1	Section 906 Certification of Kenneth L. Agee.

32.2	Section 906 Certification of Larry J. Weick.

*	Incorporated by reference as indicated