Form 10-K
period 2004-12-31
SYNTROLEUM CORP
filed 2005-03-16
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share

and

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

At June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $216,385,716 based on the closing price of such stock on such date of $6.62 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).

At March 1, 2005, the number of outstanding shares of the registrant’s common stock was 47,235,312.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2004 for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) plants based on the Syntroleum Process, including our barge-mounted GTL plants, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean diesel fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), our sub-quality gas monetization project and the economic production of oil and gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, our support of and relationship with our licensees, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business

Overview

We are seeking to develop and employ innovative technology to acquire and cause the production of stranded energy assets in various regions of the world. We are focusing our efforts on:

•	projects that will allow us to use our proprietary processes for converting natural gas, or synthesis gas from other sources, into synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) technology, utilizing Fischer-Tropsch synthesis; and

•	projects in which we are directly involved in the field development, production and processing of hydrocarbons, including projects that involve traditional methods of production and processing, projects that may later include the use of our GTL technology and projects that utilize other available technology.

We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. These efforts include projects that would involve development, production and processing of hydrocarbons using our GTL and other traditional technologies and projects in which we would only process developed gas using our GTL technology on a fee basis. We are pursuing these projects internationally, including our project offshore Nigeria on Oil Mining Lease 113 (“OML 113”). We also license our GTL technologies, which we refer to as the “Syntroleum Process” and the ‘Synfining Process,” to others. We believe that our use of air in the conversion process provides our technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to build smaller footprint plants, like our barge-mounted GTL plant (“Syntroleum GTL Barge”), and to avoid the safety risks associated with pure oxygen.

We are currently investing a significant amount of our resources into our Syntroleum GTL Barge, our project offshore Nigeria on OML 113, and our gas monetization projects using available processing technologies in the United States, which are all described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2004 and Early 2005 – Commercial and Licensee Projects” in Item 7 of this Annual Report on Form 10-K. We believe that these projects offer the greatest potential to meet our objective of generating near-term cash flow and utilizing the advantages of our processes. We also have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including Egypt, Malaysia, Nigeria, Papua New Guinea, Qatar, Saudi Arabia, the United States and the Commonwealth of Independent States. We expect to incur increases in our costs as we continue to develop and commercialize these projects. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process, our proprietary process of converting natural gas into synthetic liquid hydrocarbons, and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons produced by the Syntroleum Process, and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL fuel or specialty plant in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, or commercial operation of GTL plants or non-GTL projects we are developing.

During the past five years, we have been focusing on commercializing the Syntroleum Process and Synfining Process by working with our licensees and others to develop GTL projects and our own gas monetization projects. We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 7, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.

GTL Projects

The Syntroleum Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes and our Synfining Process. These products include:

•	Ultra-clean liquid fuels for use in internal combustion engines, jet/turbine engines and fuel cells; and

•	Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, drilling fluids, and chemical feedstocks.

We believe the key advantages of our GTL technology over traditional GTL technologies are (1) the use of air in the conversion process, which is inherently safer than the requirement for pure oxygen in other GTL technologies and (2) the use of our proprietary catalysts, which will provide operating cost efficiencies through longer operating life than previous catalysts. We believe these advantages will reduce capital and operating costs of GTL plants based on our GTL technologies and permit smaller plant sizes, including mobile plants that could be mounted on barges and ocean-going vessels. Based on demonstrated research, including the advancement of our technology from the laboratory to pilot plant and demonstration facility scales, we believe the Syntroleum Process can be economically applied in GTL plants with GTL throughput levels from 12,000 to over 100,000 barrels per day (“b/d”) depending upon the volume amount of oil, condensate, and liquefied petroleum gas or propane (“LPG”) that is produced along with the natural gas. We believe the advantages afforded by the Syntroleum Process together with the large worldwide resource base of stranded natural gas provide significant market opportunities for the use of this technology by us and our licensees in the development of commercial GTL plants. These market opportunities include the application of our technology to natural gas reserves that have not yet been developed due to the limited markets available and those that are currently being flared, vented or re-injected or to coal reserves that are not currently being produced due to environmental concerns or their distance to market. These reserves are typically referred to as “stranded reserves”.

While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we have demonstrated numerous elements and variations of the major catalytic reactions that are part of the Syntroleum Process. These major catalytic reactions include the autothermal reforming of natural gas to Synthesis Gas, or Syngas, and the Fischer-Tropsch synthesis to convert the Syngas into paraffin-like synthetic crude. We have also demonstrated our Synfining Process, which involves the hydro-treating/hydro-cracking of the synthetic crude to produce finished products. We have completed numerous tests and observations on each of these reactions in demonstration plant operations, pilot plant operations and laboratory tests, including:

•	operation of the demonstration plant located at the Tulsa Port of Catoosa (the “Catoosa Demonstration Facility” or “CDF”) since March 2004 as part of the Department of Energy (“DOE”) Ultra-Clean Fuels Production and Demonstration Project ( the “DOE Catoosa Project”) with Marathon Oil Company (“Marathon”);

•	operation of the Cherry Point Refinery demonstration facility in Blaine, Washington with Atlantic Richfield Company (“ARCO”) for approximately one year;

•	several years of operations at our Tulsa-based pilot plant under various operating conditions; and

•	preparation and testing of various concepts and designs in our laboratories.

These reactions have produced synthetic liquid hydrocarbons in anticipated amounts. For a discussion of our intellectual property rights, see “ – Intellectual Property”.

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have active projects under development with current licensees Ivanhoe Energy, Inc. (“Ivanhoe”) and Marathon. These agreements are described under “ – Licensing Agreements”. In addition, we are pursuing the development of the Syntroleum GTL Barge and various projects in Egypt, Malaysia, Nigeria, Papua New Guinea,

Qatar, Saudi Arabia, the United States and the Commonwealth of Independent States. We also have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd. and Mustang Engineering, L.P., with which we have entered into agreements allowing access to our confidential engineering systems, technology and information.

Development, Production and Processing Projects

We are pursuing projects in which we intend to participate in the development, production and processing of hydrocarbons. These include projects that involve traditional methods of production and processing, projects that may later include the use of our GTL technologies and projects that utilize other technologies.

One of the projects we are pursuing is our OML 113 project offshore Nigeria. The license covers approximately 413,000 acres, and we believe that areas in this lease have the potential to contain a significant amount of oil, condensate, natural gas liquids and natural gas. We have signed agreements to begin the appraisal of the field, and the initial appraisal well is scheduled to begin in the second or third quarter of 2005, subject to governmental approvals and other contingencies. We expect to develop and begin to produce potential oil reserves we believe may be contained in OML 113 prior to installing and operating a GTL facility for this project.

We are also pursuing natural gas monetization projects with prospects for short-term revenues to provide us with cash flow as we pursue long lead-time GTL projects. One of the gas monetization projects we are currently pursuing involves gas reserves located in the United States that do not currently meet pipeline specifications because of impurities in the produced gas. When these sub-quality gas reserves are located in smaller fields, they are typically not produced because they do not meet pipeline requirements and the use of traditional gas separation technology has been considered uneconomic. We believe that these reserves can be economically produced through the use of various separation technologies that remove a significant amount of the inert elements in the gas to meet pipeline specifications at a cost that is economic. We have located fields with identified reserves of sub-quality gas and have acquired interests in some of these fields, primarily in the Central Kansas Uplift, through the assistance of geologists, land personnel and petroleum engineers with whom we have entered into consulting agreements, as well as our own staff. We continue to pursue the acquisition of some of the other fields that we have located.

We are also seeking opportunities to install gas processing plants to upgrade the quality of the gas, as well as related production and gathering facilities, through similar consulting arrangements. We expect to acquire the gas processing plants from various third-party suppliers to process natural gas produced by ourselves and third-parties. Depending upon the demand for sub-quality gas plants, we may seek debt or equity financing in the capital markets to enable us to further pursue these opportunities.

Business Strategy

Our objective is to be the leading developer of small and medium sized stranded energy projects utilizing our GTL technologies and other technology resulting in the ownership of oil and gas reserves and to be a recognized provider of GTL technology for the energy industry. Our business strategy to achieve this objective involves the following key elements:

Participate in Development Projects. We intend to establish equity participation in projects involving monetization of stranded natural gas and coal assets and associated activities. We are actively pursuing such projects involving natural gas development in Egypt, Malaysia, Nigeria, Qatar, the Commonwealth of Independent States, Saudi Arabia and Papua New Guinea, and coal to liquids in the United States. Under this strategy, we will provide our GTL and related technologies to work with companies that have remote and/or stranded resources that can be economically monetized with our technology through individual site licenses for the specific GTL plant location. Such projects may involve conventional gas processing and/or GTL activities.

Develop and Own GTL and Other Gas Processing Plants. We intend to develop projects and own equity interests in joint ventures with our licensees and other energy-industry and financial participants that will develop and own GTL and other gas processing plants for the production of fuels and specialty products. We are actively pursuing development of GTL and/or other gas processing plants in several locations, including potential projects in Egypt, Malaysia, Nigeria, Qatar, the Commonwealth of Independent States, Saudi Arabia, Papua New Guinea, and

the United States. We are currently engaged in the study phase with respect to several joint ventures; however, at present no joint venture for the construction of a GTL or other gas processing plant is in place.

License the Syntroleum Process. Although we are not actively seeking to enter new master, regional or volume licensing agreements, we plan to support our existing licensees in their efforts to develop new GTL plants through both our research and development and our commercial and engineering support activities. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum Process and the Synfining Process and to assist in the plant construction process. We believe that our research and development capabilities combined with our demonstration and pilot plant testing facilities provide advantages over competing and alternative technologies. We also believe these advantages enable us to maintain strong relationships with existing licensees and gain project participation opportunities for us.

Expand and Develop Product Markets. We intend to continue developing markets for our synthetic fuels and specialty products in order to promote construction of GTL plants by our licensees, and to establish markets for GTL products from plants developed and owned by us. Based on the results of our already-completed research and development activities, we believe that our technology can provide economic and environmentally superior transportation fuels, including diesel and JP-5/JP-8 jet fuels. These fuels when produced through the Syntroleum Process and Synfining Process are virtually free of sulfur and aromatics and can be transported to the end user through the existing distribution infrastructure. We also believe that availability of these fuels will foster the development and economic application of fuel cells and other clean combustion technologies.

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

The flameless autothermal reformer in the Syntroleum Process is similar to units used for over 30 years in the ammonia industry. This design has also been operating since 1995 as the sole source of synthesis gas for our two b/d pilot plant facility in Tulsa, Oklahoma. The reformer design was operated for over 6,500 hours at a 70 b/d demonstration facility with one of our licensees, ARCO, at its Cherry Point refinery in Washington State. The reformer has also operated since November 2003 in our Catoosa Demonstration Facility. The nitrogen in the gas entering the autothermal reformer passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. These trace contaminants may be removed from the process stream and are not incorporated into the finished products in significant quantities.

Although our proprietary cobalt-based Fischer-Tropsch catalyst was originally developed for use with synthesis gas produced from natural gas, we believe it is capable of functioning with synthesis gas produced from other sources, such as coal or petroleum coke. In order to efficiently utilize coal or petroleum coke, these feedstocks are converted into synthesis gas using a gasifier; the ratio of hydrogen to carbon monoxide in the synthesis gas then may be adjusted using a water gas shift reactor.

The Synfining Process

We have also developed refining technology – the Synfining Process – for conversion of the Fischer-Tropsch products into a variety of products including diesel fuels, jet fuels, lubricants, and other materials. The high purity and highly paraffinic, or waxy, nature of the Fischer-Tropsch products generally require lower temperature processing conditions than conventional petroleum-derived feedstocks to obtain high yields of the desired products. This refining technology has been used to produce fuels for testing by the DOE in its Ultra-Clean Fuels Program, automobile manufacturers in the United States and Japan as well as by the U.S. Department of Defense. This refining technology is available for license to our Syntroleum Process licensees and others.

Syntroleum Technology Implementation

The Catoosa Demonstration Facility has produced ultra-clean diesel fuel from natural gas using the Syntroleum Process and the Synfining Process. This is the first plant we have built that incorporates all of our proprietary GTL process technologies on a single site. We completed the DOE Catoosa Project fuel production commitment during 2004. We delivered ultra-clean diesel fuel to other project participants during 2004, including the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska for testing in bus fleets, and we expect to make final delivery of fuels committed under the project in 2005. We also operated the Catoosa Demonstration Facility during 2004 to support additional fuel testing programs including, for the U.S. Department of Defense and the U.S. Department of Transportation, to demonstrate GTL process technology and catalyst enhancements, and to provide training for our licensees who are developing commercial projects.

Our goal in developing the Syntroleum Process and Synfining Process has been to substantially reduce both the capital and operating costs and the minimum economic size of a GTL plant. We have developed and continue to develop variations of our basic process design and make enhancements to our proprietary Fischer-Tropsch catalyst in an effort to further lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications. We are working with a number of engineering firms and manufacturers of catalysts with which we have entered into agreements allowing access to our confidential technologies.

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

Resource Base

Set forth below and elsewhere in this Annual Report on Form 10-K are estimates of identified reserves of oil, natural gas and coal. These estimates do not constitute proved reserves in accordance with the regulations of the Securities and Exchange Commission. Under Securities and Exchange Commission regulations, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Under Securities and Exchange Commission regulations, proven coal reserves are the reserves for which (a) the quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and the grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. We compiled these estimates of identified reserves from the referenced industry publications and other publicly available reports to identify the magnitude of the gas and coal resource base. We have not independently verified this information. Accordingly, we cannot provide assurance as to the existence or recoverability of the estimates of identified reserves of oil, natural gas and coal set forth in this Annual Report on Form 10-K. References below and elsewhere in this Annual Report on Form 10-K to the conversion of identified amounts of natural gas and coal into amounts of synthetic crude oil assume that all of the referenced natural gas and coal could be converted at anticipated conversion rates. Actual amounts of synthetic crude oil produced will vary based on the ability of the producer to extract the natural gas and coal, the composition of the natural gas and coal and process conditions selected for the plant, and this variance may be material.

Natural Gas

The following table presents the 2003 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region:

2003 Worldwide Natural Gas Reserves, Consumption and Reserve Life

Region	Reserves	Consumption	Reserve Life
	(TCF)	(TCF)	(years)
Central and South America	254	3.9	60.6
Africa and the Middle East	3,018	10.2	214.1
Asia & Australia	476	12.2	43.43
Europe and the Commonwealth of Independent States	2,199	38.3	60.82
North America	258	26.9	9.6
Total	6,205	91.5	67.11

Source:	Information derived from BP Statistical Review of World Energy 2004.

World natural gas reserves have increased in recent years. Identified gas reserves in 1993 were estimated to be approximately 4,981 trillion cubic feet (“TCF”), according to the BP Statistical Review of World Energy 2004. However, by 2003, natural gas reserves were estimated to be approximately 6,205 TCF. This increase occurred while the demand for natural gas increased 25 percent over the same time period.

A significant amount of stranded gas also exists that is not included in the natural gas reserves indicated above. The term “stranded gas” generally refers to gas existing in reservoirs that have been discovered but no economic market can be found for the natural gas production, or production with associated oil would be too prolific for the limited markets available. Typically this low value gas is managed by either not producing the reservoir, flaring, venting, or re-injecting the natural gas into the geologic formation from which it is produced while producing the oil reserves.

We believe that energy companies with stranded natural gas reserves will be able to cost-effectively use our GTL technology to produce fuels that can be sold in well-developed global markets. As a result, we believe these companies would be able to generate a return on these already discovered reserves, which are currently undeveloped.

Coal

In addition to enabling monetization of stranded natural gas, we expect that our GTL technology can be applied to coal. According to BP Statistical Review of World Energy 2004, identified world coal reserves in 2003 were approximately 984,453 million tons. The largest coal reserves are located in the United States, the Commonwealth of Independent States, China and Australia. Much of these reserves are difficult and expensive to utilize because of environmental concerns and distance to markets. By applying the Syntroleum Process, these underused coal resources could be converted to ultra-clean transportation fuels, thus providing a new source of clean energy and reducing dependence on oil from politically unstable regions.

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

We expect demand for products created via the Syntroleum Process to result from the following factors:

The Large Market for Transportation Fuels. According to the EIA, diesel fuel demand is estimated to be growing at a faster rate than the total demand for refined products, due to superior fuel efficiency of the diesel engine. Based on a study completed by the National Energy Policy Development Group, oil consumption in the United States is expected to increase from 22.2 to 28.3 million b/d by 2025 primarily due to the growth in consumption of transportation fuels. Based on our belief that the Syntroleum Process can produce ultra-clean transportation fuels, we believe that a portion of the demand growth can be satisfied through our process, although the amount of this demand actually satisfied through our process will depend on the number of and products from any commercial plants that are constructed.

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

The European Union is also seeking sharp reductions in engine emissions. Sulfur content from the current 350 ppm to below 50 ppm is currently mandated for diesel fuel in 2005. In addition, the Commission of the European Communities requires diesel fuel with a maximum sulfur content of 10 ppm to be made available on a broad geographic basis within each member state of the European Union by January 1, 2005. Member states must also introduce a fuel quality monitoring system and present a fuel quality report. The Commission must publish an annual report on fuel quality and the geographical coverage of fuels with a maximum sulfur content of 10 ppm.

We believe that fuels produced by the Syntroleum Process are positioned to take advantage of the demand for ultra-clean fuels that we expect will develop as a result of these stringent emission standards. This belief is based on the characteristics of fuels produced by the Syntroleum Process, which are substantially free of contaminants – sulfur and aromatics – and demonstrate high operating efficiency. As a result, we believe that fuels produced by the Syntroleum Process, either alone or blended with conventional fuels, can be cost-effectively used to meet scheduled fuel specifications.

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

The Existing Market for High-Quality Specialty Products. Synthetic crude oil produced by the Syntroleum Process can be further refined into specialty products using conventional refining processes that can be simplified to take advantage of the ultra-clean nature of the synthetic feedstock. We intend to develop and own significant equity interests in GTL plants designed to produce these specialty products. We believe that specialty products produced by the Syntroleum Process have environmental and performance characteristics that are superior to comparable conventional crude oil products.

Sales and Marketing

We intend to maintain an active marketing and sales effort to promote the Syntroleum Process, working to further develop current projects as well as to look for additional project opportunities. We also intend to continue efforts to establish brand recognition for “Syntroleum” through participation in conferences, press releases, providing fuels testing for automobile and engine manufacturers, and our work with the Department of Energy, the Department of Defense and other governmental agencies. “Syntroleum” is a registered trademark and service mark in Argentina, Australia, Bolivia, Chile, the European Union, Japan, Peru and the United States, with an application pending in Brazil.

Licensing Agreements

We currently have four types of license agreements. Our master license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels worldwide. Our volume license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process, subject to specified aggregate production capacity limits. Our regional license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region. Finally, our site license agreement generally grants to the licensee the non-exclusive right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement. The licenses may exclude the right to use the Syntroleum Process in areas of the world with which we have intellectual property protection concerns; these areas may vary over time as countries change their laws and enforcement practices.

Under three different licensing programs that include prepaid deposits, a licensee receives pricing terms for future project site licenses and secures (1) the right to use the Syntroleum Process, (2) the right to acquire catalysts from us for which we charge a fixed mark-up over our cost and (3) the right to future improvements in our GTL technology. Current licensees include BP, the Commonwealth of Australia, Ivanhoe Energy, Kerr-McGee Corporation, Marathon, and Repsol-YPF, S.A. We have received an aggregate of $39.5 million in connection with our licensing agreements, which generally begin to expire in 2011.

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

Generally, the amount of the license fee for site licenses under our master, volume and regional license agreements is determined pursuant to a formula based on the discounted present value of the product of (1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity for the licensing of the Syntroleum Process only and $.65 per barrel of daily capacity for the licensing of both our Syntroleum and Synfining Processes. Our license fees for new plants may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. We expect that license fees under existing agreements will be paid in increments when certain milestones during the plant design and construction process are achieved.

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

Agreement with ExxonMobil. In December 2004, we signed an agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”) whereby we were granted a worldwide license to use ExxonMobil’s patented processes to produce and sell fuels from natural gas or substances such as coal. In addition, we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of syngas production, Fischer-Tropsch synthesis, product upgrading to make fuels and various processes that relate to these areas. It includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvement patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents.

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

Commercial and Licensee Projects

During 2004, we and our licensees made progress on various projects including the acquisition of interests in OML 113 offshore Nigeria, the Syntroleum GTL Barge, U.S. gas monetization projects, and projects in Papua New Guinea, Qatar and the Commonwealth of Independent States. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2004 and Early 2005” in Item 7 of this Annual Report on Form 10-K.

Demonstration and Scale-Up Projects

Our Demonstration and Scale-Up Projects during 2004 consisted primarily of our Catoosa Demonstration Facility for the DOE Ultra-Clean Fuels Project, including the testing of our new Fischer-Tropsch catalyst and the design, construction and operation of our Modified Reformer Unit. For a discussion of these projects, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2004 and Early 2005” in Item 7 of this Annual Report on Form 10-K.

Oil and Gas Properties

In connection with our development, production and processing projects, we have acquired interests in oil and gas properties in the Central Kansas Uplift area and in OML 113 offshore Nigeria. During the third quarter of 2004, we successfully tested our first well in Kansas and drilled on these leases, but there was no production from these leases during 2004. We plan to participate in wells drilled in OML 113 during 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Developments during 2004 and Early 2005” in Item 7 of this Annual Report on Form 10-K. The following tables provide drilling activity, productive wells and acreage data for our oil and gas properties.

Drilling Activity

During 2004, we drilled nine gross (nine net) wells, which we are currently evaluating. Initial production from one of these wells began in the first quarter of 2005.

Acreage Data

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2004. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units. Leases covering substantially all of the Kansas undeveloped acreage in the following table will expire within the next three years with options to extend for an additional three years. The lease for OML 113 offshore Nigeria expires in 14 years. In general, our leases will continue past their primary terms if oil or natural gas in commercial quantities is being produced from a well on such leases.

	Developed Acreage		Undeveloped Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
Kansas	—	—	80,526	80,526	80,526	80,526
Offshore Nigeria	—	—	412,650	100,580	412,650	100,580

Total	—	—	493,176	181,106	493,176	181,106

Research and Development

Our ongoing research and development strategy includes continuing to lower GTL capital and operating costs and improving the efficiency of the Syntroleum Process. Our expenditures for research and development activities, including pilot plant, engineering and construction and operation of the Catoosa Demonstration Facility, totaled approximately $22.3 million, $30.1 million, and $28.2 million in 2004, 2003 and 2002, respectively. The 2005 budget for these activities is $16.1 million, a significant amount of which relates to operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our Syntroleum GTL Barge, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously have developed.

Our research and development facilities include the following locations:

•	Catoosa Demonstration Facility - This facility houses a 70 b/d plant that initially produced products for the DOE and other governmental agencies. This facility has operated since March 2004 to complete our commitment for delivery of fuels to the DOE as well as for research and development and demonstrations for licensees or other customers.

•	Syntroleum Corporate Office and Technology Center - This facility houses our corporate offices and much of our research and development equipment, including our Synfining Product Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the Department of Defense (“DoD”) and a consortium of Japanese automobile manufacturers. This facility is also home to our catalyst development and characterization, products, and gas chromatography laboratories.

•	Syntroleum Fischer-Tropsch Performance Laboratory - This laboratory houses six fixed bed, four fluid bed and eleven continuously stirred-tank reactors, as well as a particle size analysis instrument and supporting accessories.

•	Syntroleum Pilot Plant - The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit, which is utilized in demonstrating process performance and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. We also have a Fischer-Tropsch laboratory located at this facility that includes four fixed bed reactors and two continuous stir reactors.

Intellectual Property

Our success depends on our ability to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the valid and enforceable intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success and we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We pursue protection of the Syntroleum Process and the Synfining Process primarily through patents and trade secrets. It is our policy to seek, when appropriate, protection for our proprietary products and processes by filing patent applications in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, commercialization of our GTL technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our GTL technology infringes on the proprietary rights of any third party. However, we can provide no assurance that third parties will not claim infringement by us with respect to past, present or future GTL technologies.

We currently own, or have licensed rights to, more than 116 patents or patent applications pending in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Our patents generally begin to expire in 2009 for the initial patents, which were issued in the late 1980s, and in 2017 for most of our patents that have been issued since the late 1990s. These patents are not renewable in the United States, and the cost of renewing our foreign patents is not material. In addition to patent protection, we also rely significantly on trade secrets, know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with our collaborators, licensees, employees and consultants. If these agreements are breached, we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

In December 2004, we signed an agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”) whereby we were granted a worldwide license to use ExxonMobil’s patented processes to produce and sell fuels from natural gas or substances such as coal. In addition we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of syngas production, Fischer-Tropsch synthesis, product upgrading to make fuels and various processes that relate to these areas. It includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvement patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents.

As part of our intellectual property program, we have reviewed a large amount of Fischer-Tropsch patents and prior art literature. In conjunction with outside patent counsel, our technical staff and management have reviewed thousands of existing patents with respect to our own proprietary position and for patent clearance related to specific projects. Together with licensees, we have spent more than $2.0 million to establish a strong patent position, and we do not believe our technology infringes on the valid enforceable patents of others. As a result of these efforts, we are able to provide easy access to this literature for the entire industry through our website, http://www.fischer-tropsch.org. This growing site now includes over 5,800 patents, 8,000 literature document references, 1000 government reports, and approximately 225 of the U.S. Technical Oil Mission microfilm reels. Recently, this website has had as many as 10,000 users and 180,000 hits per month from all parts of the world.

In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50 percent of the license fees received. Our indemnification and support obligations could result in substantial expenses and liabilities to us. These expenses or liabilities could have a material adverse effect on our business, operating results and financial condition. See “Risk Factors—Risks Relating to Our Technology.”

Employees

As of March 1, 2005, we had 115 employees, none of which is represented by a labor union. We have experienced no work stoppages and believe that our relations with our employees are excellent.

Government Regulation

We are subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety. Additionally, our GTL plants will be subject to environmental, health and safety laws and regulations of any foreign countries in which these plants are located. Any Syntroleum GTL Barge may also be subject to the international treaties and laws relating to activities on the high seas. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third-party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas.

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

Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL plants. GTL plants generally will be required to obtain permits under applicable environmental laws of the country in which it is situated, as well as various permits for industrial siting and construction. Emissions from a GTL plant, primarily from the gas turbine, will contain nitrous oxides and may require the installation of abatement equipment in order to meet applicable permit requirements. Additionally, GTL plants will be required to adhere to laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

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

Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations and containing or remediating contamination. In the future we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We currently carry environmental impairment liability insurance to protect us against these contingencies and may, in the future, seek to obtain additional insurance in connection with our participation in the construction and operation of GTL plants, if coverage is available at reasonable cost and without unreasonably broad exclusions.

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

Commercial-scale GTL plants based on the Syntroleum Process might not produce results necessary for success, including results demonstrated on a laboratory, demonstration and pilot plant basis.

A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, demonstration plant and pilot plant basis. Results that could cause commercial-scale GTL plants to be unsuccessful include:

•	lower reaction activity than that demonstrated in laboratory, demonstration plant and pilot plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs;

•	excessive production of gaseous light hydrocarbons from the Fischer-Tropsch reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;

•	inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas produced by the process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs; and

•	higher than anticipated capital and operating costs to design, construct and operate a GTL plant.

In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum Process.

Many of our competitors have significantly more resources than we do, and GTL technologies developed by competitors could become more commercially successful than ours or render our technology obsolete.

Development of GTL technology is highly competitive, and other GTL technologies could become more commercially successful than ours. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL technologies, including BP, ConocoPhillips, ExxonMobil, Sasol (including its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than we do to spend for research and development of their technologies and for funding construction and operation of commercial-scale GTL plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. Additionally, several small companies have developed and are continuing to develop competing GTL technologies. The DOE has also sponsored a number of research programs relating to GTL technology that could potentially lower the cost of competitive processes.

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

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if GTL plants based on the Syntroleum Process were to fail to operate as designed. Our license agreements require us to indemnify the licensee, subject to a cap of 50 percent of the license fees we receive, against specified losses relating to, among other things:

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

If improvements to the Syntroleum Process currently under development do not become commercially viable on a timely basis, the total potential market for GTL plants that could be built by us and our co-venturers and by our licensees could be significantly limited. A number of improvements to the Syntroleum Process are in various stages of development. These improvements will require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis.

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

As of December 31, 2004, we had an accumulated deficit of $242 million. We have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, GTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade our GTL technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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

Because the synthetic crude oil, liquid fuels and specialty products that Syntroleum Process-based GTL plants are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas will be used as the feedstock for these GTL plants, an increase in natural gas prices relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Declines in natural gas prices may materially adversely affect our sub-quality gas monetization project. Prices for natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas and refined products include:

•	level of consumer product demand;

•	weather conditions;

•	domestic and foreign government regulation;

•	actions of the Organization of Petroleum Exporting Countries;

•	political conditions in oil and natural gas producing countries;

•	supply of foreign crude oil and natural gas;

•	location of GTL plants relative to natural gas reserves and pipelines;

•	capacities of pipelines;

•	fluctuations in seasonal demand;

•	price and availability of alternative fuels; and

•	overall economic conditions.

We cannot predict the future markets and prices for oil, natural gas, or other materials used in the Syntroleum Process or refined products.

Our belief that the Syntroleum Process can be cost effective for GTL plants with capacities from 12,000 to over 100,000 b/d depending upon the volume amount of oil, condensate, and LPG that is produced along with the natural gas assumes prevailing oil prices in the range of at least $20 per barrel. In addition, the success of our sub-quality gas monetization project will be substantially dependent upon prevailing prices of natural gas. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $43 per barrel in December 2004, crude oil prices fell for a period of time during 1998 to historically low levels below $10 per barrel and could return to such low levels in the future.

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

Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum Process has exercised its right to obtain a site license; however, we have signed a letter of intent with Marathon that defines the terms that would be included when Marathon obtains a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of natural gas, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL plants will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause, upon 90 days notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL technologies on their own or in collaboration with others, including our competitors.

Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chairman of the Board and inventor with respect to many of our patents and patent applications, and John B. Holmes, Jr., our President and Chief Executive Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At March 1, 2005, we had 115 full-time employees. Except for a $500,000 life insurance policy that we hold on the life of Kenneth L. Agee, we do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.

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

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

•	timing of any construction by us or our licensees of GTL plants;

•	demand for licenses of the Syntroleum Process and receipt and revenue recognition of license fees;

•	oil and gas prices;

•	timing and productivity of oil and gas wells;

•	timing and amount of research and development expenditures;

•	demand for synthetic fuels and specialty products;

•	introduction or enhancement of GTL technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

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

Subsequent to the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, the United States commenced military actions in response to these attacks. On March 19, 2003, the United States and a coalition of other countries initiated military action in Iraq for the stated purpose of removing that country’s government and destroying its ability to use or produce weapons of mass destruction. Further acts of terrorism in the United States or elsewhere could occur. In addition, recent world political events have resulted in increasing tension involving Iran, North Korea and Syria. These developments and similar future events may cause instability in the world’s financial and insurance markets and could significantly increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil and natural gas. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.

Following the terrorist attacks on September 11, 2001, insurance underwriters increased insurance premiums charged for many coverages and issued general notices of cancellations to their customers for war risk, terrorism and political risk insurance with respect to a variety of insurance coverages. Insurance premiums could be increased further or coverages may be unavailable in the future.

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

The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, capital and operating costs, potential environmental and other liabilities and other factors. Such assessments, even when performed by experienced personnel, are necessarily inexact and uncertain. Our review of subject properties will not reveal all existing or potential problems, deficiencies and capabilities. We may not always perform inspections on every well, and may not be able to observe structural and environmental problems even when we undertake an inspection. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of these problems. Because we do not have a database of acquired properties and other resources used in acquiring interests in oil and gas properties, we may not be as well positioned as many of our competitors to successfully acquire interests in properties with sub-quality gas reserves. Our failure to acquire interests in properties with sub-quality gas reserves on acceptable terms would have an adverse effect on this project.

Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:

•	unexpected or adverse drilling conditions;

•	elevated pressure or irregularities in geologic formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs, crews and equipment.

Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Annual Report on Form 10-K.

We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

The natural gas and oil business involves operating hazards such as:

•	well blowouts;

•	mechanical failures;

•	explosions;

•	uncontrollable flows of oil, natural gas or well fluids;

•	fires;

•	geologic formations with abnormal pressures;

•	pipeline ruptures or spills;

•	releases of toxic gases; and

•	other environmental hazards and risks.

Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

We may not have enough insurance to cover all of the risks we face.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Item 2.	Properties

We own and operate a nominal 3 b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. This lease expires in May 2022, and annual lease payments total approximately $9,000. We also lease 4,500 square feet of laboratory space, which expires in June 2006 and has lease payments of approximately $42,000 per year, and we own a 24,000 square-foot corporate office and technology center located on approximately 25 acres in Tulsa. We also lease office space in Houston, Texas, under a lease that expires in November 2007 and provides for payments of approximately $74,000 per year.

We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we have constructed a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” We and Marathon have also added additional equipment to the project for work outside of the scope of the DOE project. We refer to the entire project, including the additional equipment, as the “Catoosa Demonstration Facility.” This lease runs through 2011, and the rent expense is $39,000 annually.

Our predecessor, SLH Corporation, owned real estate assets that we have been liquidating. These assets were legacy assets of a real estate development business that Lab Holdings had conducted in association with a previously owned life insurance company that was sold in 1990. These real estate assets, which consisted of a 75 percent interest in land in Houston, Texas comprising 221 acres of undeveloped land and 117 residential lots available for sale, known as the “Houston Project” and held by our subsidiary, Scout, were sold in July 2003 to Anthony L. Levinson, our 25 percent partner in the Houston Project, for approximately $3.9 million in proceeds.

Scout is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. See Note 9 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

In February 2000, we sold our parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”), a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, for $3.0 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2.3 million and interest rate of 10 percent per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of us on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay us $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2.1 million, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5 percent with a 16-year amortization. As a result of the restructuring of this note, we recorded an impairment of $267,000. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

We will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided. We believe that we will ultimately collect the balance of the note receivable.

In September 2003, we, along with FRI and the ground lessor, were named in a condemnation action by the City of Reno to obtain rights to lower certain railroad tracks presently running alongside the parking garage. We have engaged outside counsel to represent us. In November 2004, we entered into a Declaration of Nonmonetary Status and Agreement Not to Participate with the City of Reno, whereby we are no longer required to participate in the litigation so long as the City does not seek any monetary liability from us. If we are damaged by the condemnation, including any damage to the parking garage against which we are holding the promissory note, we may reenter the litigation to allege and prove damages.

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings that, in the opinion of management, are expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 1, 2005.

Name	Age	Position
Kenneth L. Agee	48	Chairman of the Board
John B. Holmes, Jr.	57	President, Chief Executive Officer and Director
Greg G. Jenkins	47	Executive Vice President of Finance and Business Development and Chief Financial Officer
Jeffrey M. Bigger	51	Senior Vice President and Chief Technology Officer
Carla S. Covey	32	Vice President of Finance and Controller
Richard L. Edmonson	53	Senior Vice President, General Counsel and Corporate Secretary
Kenneth R. Roberts	53	Senior Vice President of Planning and Strategic Ventures
Edward G. Roth	47	Senior Vice President of Projects
Ronald E. Stinebaugh	40	Senior Vice President of Finance & Acquisitions and Domestic Gas
Larry J. Weick	56	Senior Vice President of Business Development

Kenneth L. Agee is Chairman of the Board. Mr. Agee founded our company in 1984 and initially served as President and a director. He served as Chief Executive Officer from February 1996 until January 2005. He became Chairman of the Board in November 1995. He also served as President from June 2002 to September 2002. He is a graduate of Oklahoma State University with a degree in Chemical Engineering. He has over 23 years of experience in the energy industry and is listed as Inventor on several U.S. and foreign patents, with several more patent applications pending, all of which he has assigned to us.

John B. (Jack) Holmes, Jr. is President, Chief Executive Officer and a Director. Mr. Holmes has been President and Chief Executive Officer since January 3, 2005. From October 2002 until January 2005, Mr. Holmes was President and Chief Operating Officer. Mr. Holmes became a director upon joining Syntroleum in October 2002. Prior to joining Syntroleum, Mr. Holmes was Chief Operating Officer of El Paso Merchant Energy Company beginning in January 2001, where he had operating responsibility for all assets, including power generation, refining and chemical terminals and marine assets throughout the U.S. and overseas. Before becoming the Chief Operating Officer of El Paso, Mr. Holmes was the President of Oil and Gas Operations from 1999 to 2001. Prior to joining El Paso in 1999, he was President and Chief Operating Officer of Zilkha Energy Company from 1986 to 1998 and, upon its merger with Sonat, Inc. in 1998, he served as President and Chief Executive Officer of Sonat Exploration until 1999. He holds a B.S. in Chemical Engineering from the University of Mississippi.

Greg G. Jenkins is Executive Vice President of Finance and Business Development and Chief Financial Officer. Prior to joining Syntroleum in January 2005, Mr. Jenkins served in several executive roles at the El Paso Corporation from December 1996 to June 2003, including as: President, El Paso Merchant Energy from December 1996 to August 2000; President, El Paso Global Networks from August 2000 to December 2001; and President, Global Petroleum and LNG from January 2002 to June 2003. From June 2003 to January 2005, Mr. Jenkins was a private investor. Previously, he was President of Entergy Power from May 1996 to December 1996, President and CEO of Hadson Corporation from 1993 to 1996, and served in various senior management positions at Santa Fe Energy Company between 1982 and 1993. He holds a B.A. from Western State College.

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

Richard L. Edmonson is Senior Vice President, General Counsel and Corporate Secretary. Mr. Edmonson became our Vice President, General Counsel and Corporate Secretary in August 2003 and was promoted to Senior Vice President in July 2004. Prior to assuming that position, he had served as a contract attorney for us since April 2003. Prior to joining Syntroleum, Mr. Edmonson spent 26 years in the energy industry in various legal and management positions, including seven years as a Senior Vice President of various subsidiaries of Pennzoil Company until January 1999. From January 1999 to August 1999, he was a senior vice president of PennzEnergy Company. From August 1999 to July 2000, Mr. Edmonson was in private practice. In July 2000, Mr. Edmonson joined EEX Corporation as Senior Vice President, General Counsel and Corporate Secretary where he remained until the sale of that company in November 2002. From December 2002 to April 2003, Mr. Edmonson was in private practice. Mr. Edmonson received his B.A. degree from Oklahoma State University and his juris doctor degree from the University of Texas School of Law.

Kenneth R. Roberts is Senior Vice President of Planning and Strategic Ventures. Mr. Roberts joined Syntroleum in July 1997 as Business Development Manager and was promoted to Vice President of Finance, Planning and Administration and Chief Financial Officer in September 2002. Mr. Roberts served as Senior Vice President of Licensing and Business Development from April 2003 until January 2005, when he assumed his current position. He has 25 years of petroleum industry experience. Prior to joining Syntroleum, he served as Chief Financial Officer for the Caspian Pipeline Consortium in Moscow and Senior Project Finance Consultant for Oman Oil Company’s India refinery project development team in Houston. Earlier he served 12 years with ARCO Oil and Gas Company, where he held various management positions in financial/strategic planning and investment analysis activities. He holds B.S. and M.B.A. degrees from the University of Texas at Austin.

Edward G. (Gary) Roth is Senior Vice President of Projects. Prior to joining Syntroleum in July 2004, Mr. Roth served from December 1997 to July 2004 with Petrofac Resources International in varying positions, and in July 2003 was appointed President and Chief Operating Officer of Petrofac LLC, a company involved in all facets of turnkey engineering, procurement and construction in refining and gas processing. From February 1994 to December 1997, Mr. Roth was Vice President of Engineering & Operations at Zilkha Energy. From December 1979 to February 1994, he worked at ARCO in various capacities, including drilling production operations and business development both domestically and internationally. Mr. Roth has a B.S. in Petroleum Engineering from Texas A&M University and a M.B.A. in Finance from the University of Chicago.

Ronald E. Stinebaugh is Senior Vice President of Finance & Acquisitions and Domestic Gas. He joined our company in February 2003 and served as Director of Corporate Finance & Acquisitions. In April 2003, he was promoted to Vice President of Corporate Finance and Acquisitions and served in that position until January 2005, when he assumed his current position. He has 12 years of investment banking-related experience, primarily focused on the energy industry. Prior to joining Syntroleum, Mr. Stinebaugh held the position of Director, Investment Banking for The Integrated Energy Group at ABN AMRO Incorporated from August 2000 to March 2002 and Vice President, Investment Banking, Energy Group at Prudential Securities in Houston from February 1997 to August 2000. Mr. Stinebaugh was an independent consultant between March 2002 and joining Syntroleum in February 2003. He also held investment banking-related positions with Trivest, Inc., a private equity firm, NationsBanc Capital Markets, Inc. and Kidder, Peabody & Co., Incorporated. Mr. Stinebaugh holds a B.A. from Rice University and an M.B.A. from Harvard Business School.

Larry J. Weick is Senior Vice President of Business Development. Mr. Weick joined Syntroleum as Vice President of Licensing and Business Development in 1996 and was Senior Vice President and Chief Financial Officer from April 2003 until January 2005, when he assumed his current position. Prior to joining Syntroleum, from 1971 to 1982, he held positions in engineering, planning and project development in the natural gas and electric utility industry. From 1982 to 1994, he held finance, planning and business development positions with Atlantic Richfield Company. From 1994 to 1996, he served as a consultant to Syntroleum. Mr. Weick holds a B.S. in Electrical Engineering from the University of Nebraska at Lincoln and an M.S. in Engineering-Economics from Stanford University.

There are no family relations, of first cousin or closer, among our executive officers, by blood, marriage or adoption.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “SYNM.” The table below reflects the high and low sales prices for our common stock for each quarter during 2004 and 2003.

	Sales Price
	High	Low
Year Ended December 31, 2004:
First Quarter	$8.23	$4.25
Second Quarter	$7.35	$5.51
Third Quarter	$7.28	$4.80
Fourth Quarter	$8.17	$6.52

Year Ended December 31, 2003:
First Quarter	$3.40	$1.50
Second Quarter	$3.30	$1.80
Third Quarter	$5.41	$2.10
Fourth Quarter	$6.00	$3.38

Record Holders. As of March 1, 2005, we had approximately 1,312 record holders of our common stock (including brokerage firms and other nominees).

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

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 29 percent of the outstanding shares of our common stock as of March 1, 2005. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)(2)(3)(4)	5,241,531	$6.03	1,017,167

Equity Compensation Plans Not Approved by Security Holders (5)(6)	1,025,198	$1.72	—

Total	6,266,729	$5.33	1,017,167

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, and the Stock Option Plan for Outside Directors.

(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average exercise price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.

(3)	Includes up to 1,170,000 shares to be issued upon exercise of warrants granted to Mr. Ziad Ghandour, one of our directors, at exercise prices ranging from $4.50 per share to $5.25 per share, which were approved by our stockholders.

(4)	Includes up to 75,000 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide using the Syntroleum Process as a feedstock for our GTL Barge, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of $6.40 per share for warrants issued between March 1, 2004 and March 1, 2005, and an exercise price per share to be determined based on the price for our common stock on March 1 of the contract year stated in the joint development agreement between us and Sovereign during which the project commences. Under the joint development agreement, we have agreed to issue to Sovereign warrants to purchase up to an aggregate of 2,000,000 shares of our common stock in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project. The issuance of warrants to purchase up to 500,000 shares of our common stock has been approved by our stockholders.

(5)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our President and Chief Operating Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The rights to exercise the options and purchase 333,334 shares vested on October 1, 2002, the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2003, and the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2004. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant; (b) 12 months after the date of the termination of Mr. Holmes’ employment by reason of death or disability; (c) the third annual anniversary of Mr. Holmes’ retirement; or (d) the date 12 months following the date upon which Mr. Holmes’ employment terminates for any reason other than those described in (b) or (c) above.

(6)	On June 30, 1997 and on February 3, 1999, we granted options to purchase 17,198 and 8,000 shares of common stock at exercise prices of $9.30 and $6.88, respectively, to our Business Development Consultant, John Hutton. The rights to exercise the option and purchase shares vest in three equal installments each year on the anniversary of each grant.

In October 2004, we amended our consulting agreement with TI Capital Management, a consulting firm controlled by Mr. Ghandour to provide that in connection with the closing of a financing with a company introduced to us by TI Capital Management, we will pay Mr. Ghandour, assuming stockholder approval in accordance with the requirements of Nasdaq National Market, a number of shares of our common stock equal to one percent of the net proceeds that we receive in connection with such financing divided by $5.79 per share. If stockholder approval is not received, we will pay Mr. Ghandour an amount of cash equal to the market value on the date of such closing of the number of shares that he would have received had the stockholders approved the issuance of common stock, provided that the closing occurs by February 2006, or such later date as we, in our sole discretion, may designate. The cash payment will be made promptly after the meeting of stockholders at which the proposal to approve the issuance of the shares is submitted.

Since January 1, 2005, we have granted to our employees options to purchase 11,000 shares of our common stock pursuant to an incentive compensation plan that we are submitting to our stockholders for approval at our 2005 annual meeting of stockholders. The exercise price of the options range from $11.16 to $11.86, and the rights to exercise the options and purchase shares of our common stock vest in equal installments over a three-year period.

Issuer Repurchases of Equity Securities

Neither we nor anyone acting on our behalf or on behalf of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2004.

Item 6.	Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Joint development revenue	$923	$14,183	$9,621	$2,239	$1,166
Catalyst materials revenue	5,674	4,966	—	—	—
Licensing revenue	—	—	—	—	2,000
Other revenue	9	91	25	—	84

Total revenue	6,606	19,240	9,646	2,239	3,250

Costs and expenses:
Cost of catalyst materials sales and impairment	3,033	7,886	—	—	—
Catoosa Demonstration Facility	12,994	21,843	12,606	—	—
Write down of Sweetwater Project	—	—	30,855	—	—
Pilot plant, engineering and research and development	9,275	8,221	15,558	21,908	18,520
General and administrative and other	22,251	16,107	16,875	17,301	13,118

Total operating expenses	47,553	54,057	75,894	39,209	31,638

Operating income (loss)	(40,947)	(34,817)	(66,248)	(36,970)	(28,388)
Investment, interest, other income (expense), foreign currency, taxes and minority interest	(1,603)	(1,188)	711	4,031	2,358
Income from discontinued real estate business	—	1,367	357	2,639	862

Net income (loss)	$(42,550)	$(34,638)	$(65,180)	$(30,300)	$(25,168)

Basic and diluted per share amounts - Income (loss) from continuing operations	$(0.98)	$(1.04)	$(1.99)	$(0.99)	$(0.87)
Income from discontinued real estate business	$0.00	$0.04	$0.01	$0.08	$(0.03)
Net income (loss)	$(0.98)	$(1.00)	$(1.98)	$(0.91)	$(0.84)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$22,625	$10,795	$13,626	$42,765	$81,722
Property and equipment, net	7,733	1,985	12,673	34,049	31,274
Total assets	44,751	67,235	57,140	105,512	139,878
Long-term debt and deferred credit	—	13,546	11,261	1,190	731
Convertible debt	24,221	21,842	4,466	—	—
Deferred revenue	27,575	38,273	35,875	34,351	35,680
Stockholders’ equity (deficit)	(13,324)	(12,830)	(3,990)	62,731	94,748

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process and do not anticipate recognizing any significant revenues from production from either a GTL fuel or specialty plant or from licensing our technology in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, or commercial operations of GTL plants or other non-GTL projects we are developing.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process and catalyst sales. During 2005, we expect to receive revenue from our domestic oil and gas efforts. This revenue is expected to be re-invested into our domestic oil and gas initiative to offset further expenses incurred for these projects. In the future, we expect to receive revenue from sales of products or fees for the use of GTL plants in which we will own an equity interest, catalyst sales, licensing, revenues from research and development activities carried out with industry participants, and non-GTL projects we are developing.

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

GTL Plant Revenues. We intend to develop GTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. Some of the anticipated products of these plants (i.e., synthetic crude oil, Fischer-Tropsch waxes, synthetic fuels, naphtha, lube base oils, process oils, waxes, drilling fluid and/or liquid normal paraffins) have historically been sold at premium prices and may result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our GTL plants will include co-venturers who have low-cost gas reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant.

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. We have been marketing a certain amount of the catalyst materials we had on-hand, and we have classified these materials as current assets at their current market price. Any revenues and costs of sales related to the sale of these materials will be recorded on our statement of operations in the period in which the materials are sold. All of the materials that we were marketing were liquidated as of March 31, 2004.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $.50 per barrel of daily capacity for the licensing of the Syntroleum Process only and $.65 per barrel of daily capacity for the licensing of both our Syntroleum and Synfining Processes. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50percent of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50 percent of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $8.8 million of license credits returned by the Commonwealth of Australia as part of the settlement for the Sweetwater project and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50 percent of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development partner may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”), the U.S. Department of Defense (“DoD”),VNIIGAZ, Sasol, Ivanhoe and Oil Search Ltd. Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon (“Marathon”) affect the comparability of the periods presented.

Product Sales Revenues. We expect to provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel, produced from natural gas and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. Our ultra-clean S-2 diesel fuel is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics or alcohols. The fuels are produced at our Catoosa Demonstration Facility. Revenues will be recognized upon delivery of the requested fuels.

Non-GTL Project Revenues. We are pursuing projects in which we are directly involved in oil and gas field development and the processing of natural gas using available gas processing technologies. These include projects in which we only process developed gas on a fee basis and projects that may later evolve into integrated projects that would involve development, production and processing of hydrocarbons. Revenue from these projects will be recognized based on actual volumes processed for customers and sold to purchasers. Projects we are currently pursuing includes the upstream development of OML 113 offshore Nigeria and the monetizing of sub-quality gas reserves through the use of third-party separation technology in the United States. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

Operating Expenses

Our operating expenses historically have consisted primarily of the construction and operation of the Catoosa Demonstration Facility, pilot plant, engineering, including third party engineering, research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expense and expenses associated with other related administrative functions.

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. Any costs associated with a project that would have economic value for future projects are also capitalized. We have incurred costs related specifically to the development of our GTL Barge project. These costs, which relate primarily to outside contract services for initial engineering, design, and development are included in pilot plant, engineering, research and development costs in our consolidated statements of operations.

We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitment to the DOE and have delivered fuels on-spec to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. We expect to complete delivery requirements to the DOE during 2005. The plant will continue to operate into the second quarter of 2005, producing fuels and extending our operating experience, after which we intend to mothball the plant until such time as additional joint development programs or government fuels production contracts are forthcoming. We expect to incur expenses of approximately $5.9 million to operate the plant for 2005.

We have also recognized depreciation and amortization expense primarily related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. During 2003, we made a strong effort to reduce our operating costs by reducing our workforce and focusing on cost minimization. We recorded $979,000 of severance expense related to workforce reductions in 2003. This workforce reduction amounted to 11 employees. During the fourth quarter of 2002, we reduced our workforce by 20 employees. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. All severance payments related to our staff reduction during 2002 and the first quarter of 2003 have been fully paid. Severance payments related to our staff reduction during the second quarter of 2003 will be fully paid by April 2005. As a result of the completion of our new corporate office facility in 2003, we have eliminated approximately $500,000 annually of costs associated with our previously rented space. We plan to continue to monitor our operating expenses, but do not currently plan to seek to significantly reduce these expenses from current levels. We expect to incur increases in our operating expenses as we continue to develop and commercialize our Syntroleum GTL Barge, domestic gas monetization, and OML 113 offshore Nigeria and other projects. Our operating expenses could increase further if we accelerate our development of these or other commercial projects.

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

Significant Developments During 2004 and Early 2005

Commercial and Licensee Projects

Nigeria. On August 27, 2004, we entered into a Heads of Agreement with Yinka Folawiyo Petroleum Co Ltd. (“YFP”), pursuant to which we will delineate and potentially develop an oil and gas discovery on OML 113 offshore Nigeria. The license covers approximately 413,000 acres, and our current project development plans include using our Syntroleum GTL Barge for development of the gas reserves in the field. Based on our review of data tapes from a previously shot 3D seismic survey, we believe that areas in this lease have the potential to contain a significant amount of oil, condensate, natural gas liquids and natural gas. We believe that the oil and condensate in the field further enhances the economics of the project by providing the potential for near term cash flows.

On October 7, 2004, we and YFP entered into a Joint Venture Agreement pursuant to the Heads of Agreement. We have agreed to include in the project an experienced international operator of offshore oil and gas projects as the technical advisor. The drilling of the appraisal well within the area of the Aje Field in OML 113 must occur before February 2006. We and the international operator will bear all capital costs in the project. YFP will bear a share of operating costs after project payout, which is the date on which we achieve the full recovery of all capital, operating and production costs incurred to that date. We and YFP will also share any cash signature bonus paid by the international operator.

On January 13, 2005, we finalized agreements to begin the appraisal of the Aje Field. The agreements are with YFP and the following companies, to which we refer collectively as the “Participants”: Lundin Petroleum, a publicly traded Swedish exploration and production company who will serve as the technical advisor to the project; Challenger Minerals Inc., a subsidiary of GlobalSantaFe Corporation, one of the largest international drilling contractors; Providence Resources PLC, a publicly traded Irish exploration and production company; and Howard Energy Co., Inc. and Palace Exploration Company, both privately owned U.S. exploration and production companies. In selecting these companies to participate in the Aje appraisal, we have assembled the required technical assistance for the project. Together, the Participants and we will carry out terms of the Joint Venture Agreement between us and YFP. The agreements call for the Participants to pay us a signature bonus upon approval by the Nigerian authorities of the assignments of interest and the drilling permit for the first well and to pay 90 percent of the cost to drill and test one appraisal well in the Aje discovery and one option well in order to earn 67.5 percent of our participating interest in OML 113. The current turnkey cost estimate for drilling and logging the first delineation well is $21 million. Additionally, upon commencement of commercial production, the Participants are required to pay a development bonus to us. Our net revenue interest in the project before payout is 31 percent and after project payout, this net revenue interest is reduced to approximately 25 percent. In addition, we received a small overriding royalty interest from all of the interest owners in OML 113 other than YFP.

Scheduling of the first appraisal well, to which we refer as the “Aje-3 well,” will be finalized following the formal assignment of interest by the government of Nigeria to ourselves and the Participants. Drilling is expected to begin in the second or third quarter of 2005. We believe the Aje-3 well has the potential to confirm commercially viable crude oil and condensate volumes as well as natural gas reserves sufficient for our marine GTL installation.

We have capitalized $865,000 related to geological and geophysical work completed on OML 113 under our full cost accounting policy for oil and gas activities. We expect to incur additional expenditures relating to this project in the future, and the amount of such expenditures could be substantial.

Syntroleum GTL Barge. In August 2003, we announced our plan to commercialize a barge-mounted GTL plant (“GTL Barge”). The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support a liquefied natural gas facility. The GTL Barge builds on the strengths and advantages of the Syntroleum Process, which utilizes air instead of oxygen. The GTL Barge is also designed to have equipment to process natural gas liquids. We expect that a single GTL Barge would be designed to produce approximately 20,400 b/d of total products, of which 8,700 b/d would be zero sulfur diesel fuel. The balance would be a mix of naphtha and natural gas liquids.

In January 2004, we entered into a memorandum of understanding with Dragados Industrial S.A. (“Dragados”) and TI Capital that contemplates the formation of a jointly owned company to finance, build, own and operate GTL barges world wide using the Syntroleum Process. Dragados and TI Capital agreed to join us to extend our previous design and technical work and complete a feasibility study. The scope of work included a more detailed cost estimate by Dragados, an update of the area layout and constructability analysis, and an updated safety review. In parallel with the technical and engineering work, we, Dragados and TI Capital also prepared a business plan to include locations for the barges, product transportation and marketing, various commercial structures and financing options. We and Dragados have successfully completed the work under a memorandum of understanding and plan to move forward to develop a tolling option for the GTL Barge for the Nigeria project, discussed in “– Commercial and License Projects - Nigeria” and other projects. Dragados is using the technical work it has completed to prepare a financing plan to support a tolling proposal for the Syntroleum GTL Barge.

In February 2005, we executed an agreement with Bluewater Energy Services B.V. (“Bluewater”) to conduct a feasibility study and engineering study for placing a small GTL plant on a floating production, storage and offloading vessel (“FPSO”). The study is expected to cost $2.0 million, of which we and Bluewater will bear 25 percent and 75 percent of the costs, respectively. If, after the study, the parties to the agreement elect to pursue opportunities for a GTL FPSO, the parties will seek to negotiate definitive agreements covering the possible acquisition of oil and gas reserves or other opportunities for use of the GTL FPSO. Neither we nor Bluewater may pursue a study of opportunities for the GTL FPSO with third parties before December 31, 2006 without the consent of the other party.

Domestic Gas Monetization. We are pursuing gas monetization projects in which we are directly involved in gas field development using available gas processing technologies from third parties. We have secured the exclusive rights to use two different gas processing technologies from third parties in certain areas in Central Kansas and three counties in the Permian Basin of Texas. To date, we have leased approximately 80,000 acres in the Central Kansas Uplift area. Drilling of six and the re-entry of three wells commenced during the third quarter of 2004, with successful testing of the first well drilled. Production of the first well began in January 2005. Evaluation and testing of the remaining eight wells is expected to be completed by the second quarter. We are also negotiating with producers of low BTU gas on projects in which we would only process developed gas on a fee basis. As of December 31, 2004, we have capitalized $3,957,000 in oil and gas property and equipment related to drilling, geological and geophysical costs, and lease acquisitions and $545,000 in oil and gas property and equipment related to gas processing equipment. The gas processing plant is expected to be delivered and installed in the second quarter of 2005. We expect additional capital expenditures relating to our gas monetization projects in the future, and the amount of such expenditures could be substantial.

Papua New Guinea. On July 26, 2004 we announced our agreement with Oil Search Limited (“Oil Search”) to undertake a feasibility study for a GTL Barge in Papua New Guinea. We worked with Oil Search to develop cost estimates for upstream gas and liquids development and pipeline transportation in addition to the GTL facility. The feasibility study is a cooperative effort, and our portion was completed at the end of the fourth quarter of 2004. We have recognized revenue of $100,000 related to this project in joint development revenue for the year ended December 31, 2004.

Commonwealth of Independent States. In March 2003, we entered into agreements with Yukos, Evenkiya, and Gazprom/VNIIGAZ organizations within the Commonwealth of Independent States. We terminated the agreement with Yukos in January 2004 following a disagreement over the scope of the study. We are no longer pursuing the Evenkiva gas processing project due to lower-than-expected economics of this remote location in central Siberia. The remaining agreement with Gazprom contemplates that we will work to formalize joint ventures to monetize large reserves of currently stranded gas within the Russian Federation. A preliminary investment analysis study of 12 potential GTL projects identified by Gazprom/VNIIGAZ was completed in July 2004. The results were presented to Gazprom and VNIIGAZ, and the best four locations were selected for further site analysis, engineering/cost estimating and possible further project development efforts. We are still discussing a way forward with Gazprom and are seeking equity partners to pursue one or more of these projects in conjunction with Gazprom.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields, the North Field, with recoverable reserves that are sufficient to support multiple GTL projects. Marathon, one of our licensees, currently has development plans underway for building a large commercial GTL plant in Qatar. Marathon is currently working with various industry participants and Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas from the North Field of Qatar into ultra-clean diesel and other liquid hydrocarbon products for export to world markets. In June 2004, we entered into a letter of intent with Marathon on terms for a site license for the Qatar project to be executed contingent upon the signing of a Heads of Agreement (“HOA”) with Qatar Petroleum for a nominal 120,000 b/d GTL plant. Under the site license terms, we will receive approximately $125 million, approximately 40 percent of which would be realized upon achievement of certain project milestones over the first five years following the HOA. The remainder of the revenue would be based upon actual production volumes from the plant over the first 15 years of the plant’s operation. The terms of this letter of intent are subject to the execution of definitive agreements. We are also continuing to support Marathon in its GTL product development efforts through the use of our technology demonstration facilities and technology support staff.

Bolivia. In November 2002, we announced the signing of two memoranda of understanding with Repsol-YPF to jointly conduct pre-engineering assessment studies on developing two GTL projects in the Republic of Bolivia using the Syntroleum Process and Synfining Process for converting natural gas to synthetic fuels. The first assessment study, completed in June 2003, evaluated a small 13,500 b/d plant in central Bolivia that would produce clean diesel for the local market. A go-forward decision on the development of this project was subject to the completion of the commercialization study for a larger 90,000 b/d plant, which would likely be located in southern Bolivia near the large gas reserves in the Tarija region. This large plant would produce ultra-clean fuels and other products primarily for export. The memorandum of understanding for this large plant project originally expired in October 2003; however, under a separate agreement signed in July 2003, Ivanhoe joined Repsol-YPF and us in the large-plant commercialization study. In December 2004, Ivanhoe notified Repsol-YPF and us that it no longer wished to continue with the study. Due to the uncertainty surrounding the draft Hydrocarbons Law being debated in Bolivia and the termination of the studies, we elected to close our Bolivian office in December 2004.

APEL/VPLP Project. In December 2002, we entered into a letter of intent with Australian Power & Energy Limited (“APEL”) to form a joint venture to participate in the Victorian Power and Liquids Project (“VPLP”) that is planned for the co-production of power and hydrocarbon liquids from brown coal in the Latrobe Valley in the State of Victoria. The Latrobe Valley brown coal seams are thick and close to the surface. This joint-venture transaction contemplates that APEL will contribute certain of its licenses to explore for natural resources, including brown coal, in the Latrobe Valley. Under the letter of intent we would contribute a license for our proprietary GTL technology, taking a 20 percent interest in the VPLP joint venture and an undivided 20 percent interest in the coal resources associated with the VPLP. The initial phase of development called for a 52,000 b/d GTL plant, which could produce 350 million barrels of synthetic fuels over 20 years. The project incorporates subsurface injection of CO2, called CO2 geo-sequestration. Before the VPLP can commence operations, environmental and other regulatory permits must be obtained and enabling legislation is necessary at both state and federal levels in the CO2 geo-sequestration area. The letter of intent between us and APEL expired in September 2004. APEL was purchased by Anglo American (London, UK) (“Anglo”), which is continuing the development of VPLP. Syntroleum does not have any agreements in place with Anglo but continues to work with Anglo on the application of Syntroleum technology for the production of Fischer-Tropsch liquids in conjunction with the VPLP. To date, costs associated with this joint venture have included payments to consultants residing in Australia and travel expenses between Australia and the United States. No assurance can be given that VPLP will continue to be developed by Anglo or that Syntroleum will become a participant or technology licensor in the project.

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

Funding received from the DOE during 2003 and 2004 has been recorded in deferred revenue until the final shipment of the finished fuels is completed, which we expect to occur during 2005. At the time of final shipment of finished fuels, we will recognize $5.8 million in revenues. The fuels from this facility are being tested by other project participants in advanced power train and emission control technologies and are also being tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska.

We expensed $13.0 million during 2004 for our Catoosa Demonstration Facility, including costs of operations and other projects at the facility. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The project has been funded by us and the other project participants, including $12.0 million from the DOE, labor contributions of $ 4.3 million and a $5.0 million cash contribution by Marathon, and a $21.3 million loan agreement between Marathon and us. DOE funding of approximately $1.2 million has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. We have received all funding for the prior three budget periods and $933,000 of the approved fourth budget period. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers and production of fuels for other government funded programs.

DoD Project. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the DoD to participate in the program, in which we will provide for the design of a marine-based fuel-production plant, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I of this program is now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product and in the design of the barge-mounted unit to produce the fuel. We have recorded joint development revenues totaling $2.2 million over the life of this contract, including $1.7 million during 2003 and the remainder in 2002.

Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. We expect to receive approximately $950,000 under the appropriation. Phase II will include expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter and we began work at that time. We have recognized $95,000 in joint development revenue from this project for 2004 and expect to complete the remainder of the work by 2007.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program for advanced concept technology development under the DoD fiscal 2005 appropriations legislation. We expect to receive approximately $2.8 million under the appropriation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. We expect to finalize our contracts for this phase with the DoD by the end of the first quarter of 2005.

Research and Development Projects

Our primary research and development projects during 2004 related to our GTL technologies for use in GTL plants, including confirmation of catalyst performance and reactor designs. Expenses for pilot plant, engineering and research and development incurred during 2004 totaled $9.3 million. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the Syntroleum GTL Barge.

Other Activities

Agreement with ExxonMobil. In December 2004, we signed an agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”) pursuant to which we received a worldwide license to use ExxonMobil’s patented processes to produce and sell fuels from natural gas or substances such as coal. In addition, we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of syngas production, Fischer-Tropsch synthesis, product upgrading to make fuels and various processes that relate to these areas. The agreement includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvement patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents. We have no intention of abandoning our process; however, we recognize a potential to utilize some ExxonMobil patents in our process. We believe that there is a potential for savings from the utilization of these patents that more than offsets the cost of the license.

Results of Operations

2004 Compared to 2003

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $923,000 in 2004, down $13,260,000 from 2003 when they were $14,183,000. The decrease was primarily due to the release of license credits and related indemnifications, as well as project equity contributions, by one of our licensees totaling $12,000,000 which was recorded as revenue in 2003 and is non-recurring. These amounts were previously recorded as deferred revenue of $10,000,000 and minority interest of $2,000,000 and were used for reimbursement of research and development costs incurred on the licensee’s behalf. Also included in joint development revenues for 2003 is $2,183,000 for feasibility studies and work on the DoD project. Funding from the DOE received during 2003 has been recorded as deferred revenue and will be recognized as joint development revenue upon the completion of our fuels delivery commitments. The majority of our joint development revenues in 2004 related to funding received for feasibility studies and various projects and support for our licensees.

Catalyst Materials Sales. Revenues from catalyst materials sales for 2004 of $5,674,000 are related to the sale of certain catalyst materials compared to $4,966,000 in 2003. These materials were obtained in connection with our suspended Sweetwater Project and were not necessary for any of our current projects.

Cost of Sales and Impairment of Catalyst Materials. Costs of catalyst material sales during 2004 were approximately $3,033,000 as compared to $7,886,000 in 2003 which included an impairment of $2,931,000 as a result of a decrease in the market value of these materials.

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $12,994,000 during 2004 a decrease of $8,849,000 compared to $21,843,000 of expenses incurred during 2003. The decrease in these expenses is a result of the installation of major equipment modules and mechanical completion of the plant in 2003.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $9,275,000 in 2004, up $1,054,000, or 13 percent from 2003 when these expenses were $8,221,000. The increase is related to engineering and design work completed on our GTL Barge and catalyst development, including development and testing of an improved catalyst formulation, as well as certain other research and development projects completed during the current period.

General and Administrative Expense. General and administrative expenses were $22,251,000 in 2004 up 6,144,000, or 38 percent from 2003 when these expenses were $16,107,000. The increase is attributable to non-cash equity compensation charges of $4,341,000 compared to $85,000 in non-cash equity compensation charges for the same period in 2003, and increased travel, salaries and wages, and management bonuses during 2004 compared to 2003, partially offset by a reduction in overhead costs from 2003.

Investment and Interest Income. Investment and interest income was $891,000 in 2004, down $419,000 from $1,310,000 in 2003. The decrease is due to a decrease in interest income received on our Australian escrow accounts which was returned to the Commonwealth of Australia during 2004 under our agreement with the Commonwealth. We had received the interest on these funds during 2003. The escrow accounts were returned to the Commonwealth under our settlement agreement in September 2004, as described below under “Liquidity and Capital Resources – Commonwealth of Australia Settlement.”

Interest Expense. Interest expense was $1,697,000 during 2004 compared to interest expense of $1,196,000 in 2003. This interest expense is related to the Marathon convertible debt. The forms of repayment for this interest can be through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 and not more than $8.50 per share or a cash payment at our option. The increase in interest expense for 2004 is related to a higher principal balance outstanding during the year.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expense), including foreign exchange loss and minority interest, was expense of $785,000 in 2004, compared to expense of $1,242,000 during 2003. This decrease is the result of foreign currency adjustments related to the deferred credit and related debt.

Provision for Income Taxes. Income tax expense was $12,000 and $60,000 in 2004 and 2003, respectively. Tax expense during both periods represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. We incurred a loss in both 2004 and 2003 and did not recognize an income tax benefit for these losses.

Income from Operations of Discontinued Real Estate Business. Revenues from the sale of real estate were $1,068,000 and the cost of real estate sold was $753,000 in 2003. Real estate revenues, cost of real estate sold, and operating expenses have been netted and included in Income from Discontinued Operations as income in the amount of $1,367,000 as a result of the sale of our interest in certain undeveloped land and residential lots in Houston, Texas (the “Houston Project”) in July 2003. Minority interest expense related to our discontinued real estate business during 2003 was $99,000. As a result of the sale of these operations, we recognized a gain on disposal of $1,151,000 during 2003. We no longer have any real estate inventory and will no longer receive real estate sales revenue.

Net Income (Loss). In 2004, we experienced a loss of $42,550,000. The loss was $7,912,000 higher than in 2003 when we experienced a loss of $34,638,000. The increase in the net loss primarily relates to lower joint development revenues as well as other factors stated in the explanations above.

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

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $21,843,000 during 2003, an increase of $9,237,000 compared to $12,606,000 of expenses incurred during 2002. The increase in these expenses is a result of the installation of major equipment modules and mechanical completion of the plant. These expenses did not negatively impact our current cash flows because they were primarily funded by the DOE and by Marathon through a $21.3 million promissory note, advances on which are recorded as convertible debt on our balance sheet.

Sweetwater Project. The Sweetwater Project was suspended during the third quarter of 2002, and the capitalized costs relating to this project were expensed. The write down of $30,855,000 included costs relating to engineering, catalyst materials, upgrading and other site costs associated with the plant in Western Australia.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $8,221,000 in 2003, down $7,337,000, or 47 percent, from 2002 when these expenses were $15,558,000. The decrease resulted primarily from our workforce reductions and the completion of construction of our Advanced Fischer-Tropsch Slurry Reactor Unit, which began operating during the fourth quarter of 2002.

General and Administrative Expense. General and administrative expenses were $16,107,000 in 2003, down $768,000, or 5 percent, from 2002 when these expenses were $16,875,000. The decrease is attributable to our workforce reductions and cost cutting plan, offset by the recording of $979,000 of severance costs for workforce reductions occurring in February and April 2003 totaling 11 employees and increased insurance premium costs of approximately $556,000.

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

Interest Expense. Interest expense was $1,196,000 during 2003. This interest expense is related to the Marathon convertible debt. The forms of repayment for this interest can be through capital contributions from a third party, credits against future license fees or conversion into our common stock at no less than $6.00 and not more than $8.50 per share or a cash payment at our option. We had interest expense of $29,000 on the convertible debt during 2002.

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

Liquidity and Capital Resources

General

As of December 31, 2004, we had $31,573,000 in cash and short-term investments, and $221,000 in restricted cash related to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide. Our current liabilities totaled $11,331,000 including $5,873,000 of deferred revenue. A significant portion of this deferred revenue relates to fuel delivery commitments in connection with the DOE Catoosa Project. All of the fuel delivery commitments have been produced and will be delivered during 2005

At December 31, 2004, we had $632,000 in accounts receivable outstanding relating to our DOE Catoosa Project and joint development activities. We believe that all of the receivables currently outstanding will be collected, and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $43,635,000 in 2004, compared to $20,823,000 in 2003 and to $31,637,000 in 2002. Cash flows used in operations included increased project costs, such as GTL Barge studies, the settlement with the Commonwealth of Australia and the additional modules to increase efficiency and capacity of our DOE Catoosa Project, offset by proceeds received from the DOE for the DOE Catoosa Project during 2004 and recorded in deferred revenue. Our cash flows from operations include cash flows provided by discontinued operations of $1,510,000 and $336,000 during 2003 and 2002, respectively. We do not expect to have cash flows from these activities in the future.

Cash flows provided by (used in) investment activities were $19,279,000 in 2004 compared to $2,940,000 in 2003 and ($337,000) in 2002. The increase in cash provided by investing activities is primarily related to the settlement with the Commonwealth of Australia offset by the increase in purchases of property and equipment, primarily oil and gas investments, including the acquisition of properties and gas processing equipment of $5,280,000, during 2004 compared to the same period in 2003. Cash provided in investing activities in 2003 related primarily to monetization of non-core assets, primarily real estate totaling $3,049,000. Cash used in investing activities in 2002 related primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $23,454,000 in 2004, compared to $41,833,000 in 2003 and $3,414,000 in 2002. Cash flows provided by financing activities relates to the proceeds received from the sale of stock, warrants and option exercises totaling $37,853,000 and proceeds from the issuance of convertible debt totaling $682,000 offset by the settlement with the Commonwealth of Australia in 2004 compared to the sale of stock and warrants and option exercises totaling $24,272,000, proceeds under our loan agreement with Marathon of $16,180,000 for our DOE Catoosa Project and the repayment of an officer note receivable of $1,441,000 in 2003. The 2002 financing cash flows were primarily due to cash draws under our loan agreement with Marathon totaling $4,437,000 and loan advances to officers totaling $1,141,000.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. Our 2005 budget for pilot plant, engineering and research and development activities, including operation of the Catoosa Demonstration Facility, is $16.1 million. We also expect to invest $6.7 million into our international and domestic oil and gas opportunities during 2005. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements.

We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for an aggregate offering price of approximately $182 million. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

Construction and operation of GTL plants will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances; the cost of natural gas for use as a feedstock in a GTL plant is not economic.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$24,221	$—	$24,221	$—	$—
Purchase Obligations	2,100	2,100	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	7,558	862	1,212	825	4,659
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	115	—	104	—	11

Total	$33,994	$2,962	$25,537	$825	$4,670

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $4,906,000 at December 31, 2004.

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under two secured promissory notes totaling $21.3 million between Marathon and us for costs relating to the DOE Catoosa Project. At December 31, 2004, we had received advances of $21.3 million under the loan and we had accrued interest of $2.9 million. Each note bears interest at a rate of 8 percent per year and has been extended to mature on June 30, 2006. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the notes. Under this agreement, the form of repayment includes a right for Marathon to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, we may also elect to repay the notes in cash. The promissory notes are secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory notes include failure by us to comply with the terms of the promissory notes, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory notes and liabilities associated with prepaid license fees). At December 31, 2004, we were in compliance with the provisions of the note agreements. The DOE Catoosa Project is partially funded with these note agreements, as changes in the scope of the project have occurred. If the Heads of Agreement between Marathon and Qatar Petroleum, described above in “ – Significant Developments During 2004 and Early 2005 – Commercial and License Projects – Qatar,” is signed, we expect to pay off the balance of the note with Marathon for the DOE Catoosa Project from license fees due to us under the site license.

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

Pursuant to the Joint Venture Agreement we entered into with YFP regarding potential development of an oil and gas discovery on OML 113 as described in “Significant Developments During 2004 and Early 2005 — Commercial and License Projects — Nigeria” above, we have provided to YFP a $10 million letter of credit which is guaranteed by cash totaling $10.2 million. Following the finalization of the agreements with the Participants in OML 113 in January 2005, each company paid its proportionate share to guarantee this letter of credit. If we do not commence the drilling of an appraisal well by February 15, 2006, YFP will have the right to draw the full amount from the letter of credit as liquidated damages. Upon such draw, we will reassign to YFP any participating rights we hold in OML 113. We will have the right to draw against the letter of credit to pay for the costs of drilling the appraisal well. At any time after the completion of the drilling of the appraisal well, we may terminate our participation in OML 113 and reassign to YFP any participating rights we may have in OML 113.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Nigeria, Papua New Guinea, Saudi Arabia and the Commonwealth of Independent States.

Notes Receivable from Related Parties

During 2001, we loaned Kenneth Agee, our Chairman and former Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June of 2002, we made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale of shares of our common stock to satisfy margin calls as a result of a decline in the market price of our common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6 percent, and was secured by the pledge of shares of our common stock that he owned and which had a value (based on the Syntroleum’s stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75 percent. The renewal of the promissory note increased the amount available to be borrowed to $1,460,000. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid us for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, we have no additional loans outstanding with Mr. Agee.

Prior to 2001, we had entered into a note agreement with Mark Agee, our former President and Chief Operating Officer, in the amount of $595,000, for the purchase of our common stock. This note bore interest at the rate of 6.10 percent, matured in May 2004, and was secured by the pledge of our common stock. During 2001, the Company loaned an additional $1,295,000 to Mr. Agee. The proceeds of this loan were used by Mr. Agee to either reduce or repay third party margin account loans and thereby avoid the sale of shares of the Syntroleum’s common stock to satisfy margin calls as a result of a decline in the market price of our common stock. The loan with Mr. Agee was full recourse, matured in one year, bore interest at the rate of 6 percent, and was secured by the pledge to the Company by Mr. Agee of shares of the Company’s common stock, which he owned and which had a value (based on our stock price) equal to or greater than two times the outstanding principal and accrued interest of the respective loans.

In June 2002, Mark Agee notified us that he could not deliver additional shares as collateral as required by his note agreements. Therefore, we declared default and exercised our right to take ownership of the existing collateral under the documents relating to loans from us to Mr. Agee. We received and retired 522,350 shares of our common stock based on our common stock price on June 7, 2002 of $4.10, for full repayment of the outstanding notes and accrued interest of $2,143,000. The remaining shares that had been held as collateral by us were returned to Mr. Agee.

In February 1999, we loaned $29,000 to Paul F. Schubert, previously our Vice President of Research and Development. In September 1999, we loaned Mr. Schubert an additional $30,000. These notes were unsecured and bore interest rates of 5.18 percent and 5.98 percent, respectively. The initial note matured on February 25, 2003, on which date Mr. Schubert settled the note by paying $35,000 in principal and interest. On April 11, 2003, Mr. Schubert left Syntroleum, and in connection with his separation, the second note was forgiven and recorded as compensation expense.

In June 1995, Larry Weick, our Senior Vice President of Business Development, purchased 200,000 shares of common stock of a predecessor of Syntroleum for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, our predecessor company loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to our predecessor shares of our predecessor’s common stock with a market value equal to no less than two times the indebtedness under the note. The note was full recourse, bore interest at the rate of 6.1 percent per year and matured in May 2004. The amount outstanding, including accrued interest was approximately $169,000 at December 31, 2003. In May 2004, Mr. Weick paid us for the entire outstanding balance of the loan, including accrued interest. As a result of this transaction, we have no additional loans outstanding with any directors or officers of the Company.

Equity Issuances

On February 10, 2003, we sold in a private placement one million shares of our common stock and warrants to purchase additional shares of common stock for a total of $3.0 million. The warrants allowed for the purchase an additional one million shares of our common stock at an exercise price of $6.00 per share, with expiration on December 31, 2004. All of these warrants were exercised on December 29, 2004 and we issued one million shares of our common stock for proceeds of $6.0 million. These warrants had a fair market value of approximately $961,000 at the date of issuance and were recorded as additional paid-in capital in the accompanying financial statements. We expect to use the net proceeds from the offering for working capital and general corporate purposes. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

During October 2003, we consummated the private issuance and sale to Mr. Ziad Ghandour a total of 400,000 shares of our common stock for an aggregate purchase price of $1.8 million. Mr. Ghandour is one of our directors and also serves as a consultant to us. We expect to use the net proceeds from this transaction for working capital and general corporate purposes. In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and a consultant to us, pursuant to an amended and restated consulting agreement. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $636,000 with respect to these warrants during the year ended December 31, 2004. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share became exercisable upon the execution of the agreement with Bluewater in February 2005. Warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados. Related to the vesting of these warrants for the year ended December 31, 2004, we recognized expense of $969,000. All warrants will expire on November 4, 2007. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

On November 4, 2003, we closed a public offering of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock, priced at $3.95 per share, including 30 percent of a common warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million for financial accounting purposes at the date of issuance and were recorded as additional paid-in capital in 2003. Net proceeds to us were approximately $19.0 million. We intend to use the net proceeds from the offering to fund a portion of the costs associated with our projects related to the monetization of sub-quality gas, including the costs of the gas processing plants we plan to use in connection with these projects. We intend to use any remaining net proceeds to fund a portion of the costs associated with our GTL Barge project and larger scale GTL projects we are pursuing, if necessary, pilot plant facilities, research and development activities, the acquisition of complementary technologies, working capital needs and other general corporate purposes.

During 2004, we granted an aggregate of 398,500 restricted common stock units to certain employees under our existing stock option and incentive plans. These restricted common stock units vest over various periods through 2007. We recorded deferred compensation for these units totaling $2,305,000 at the time of grant based on the market price of our common stock on that date. Total compensation expense related to the vesting of these units was $1,721,000, net of terminations, during 2004. In connection with the vesting of restricted units, we repurchased and subsequently cancelled a total of 41,162 shares of common stock as settlement for the employees’ payroll taxes.

In February 2004, we announced to our employees an incentive compensation plan whereby employees could receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by us. The Board of Directors establishes the objectives on which performance will be measured and determines the number of shares to be issued based on a rating system. Individual objectives are measured by management based on a similar rating system. We recognized compensation expense of $774,000 during the year ended December 31, 2004 for stock awards that will be granted to employees in 2005 related to this plan.

In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for our Syntroleum GTL Barge. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $165,000 with respect to these warrants for the period ended December 31, 2004. In addition, under the agreement we are required to issue warrants to purchase 25,000 shares upon our acquisition of an interest in a property proposed by Sovereign, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If we and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding our joint participation in the project involving such a property, we will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. We are required under the agreement to issue warrants to purchase 12,500 shares upon our acquisition of an interest in a property proposed by us and accepted by Sovereign or for which we initiated negotiations, the acquisition from us by another company of such property or the execution of an agreement by us and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price of our common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of our common stock are issuable upon exercise of the warrants issued pursuant to the agreement. As a result of our agreement with YFP as described in “Significant Developments During 2004 and Early 2005—Commercial and License Projects—Nigeria” above, we are obligated to issue Sovereign warrants to purchase 25,000 shares of our common stock at an exercise price of $6.40. These warrants were not issued as of December 31, 2004, however we have accrued compensation expense of $79,000 for the year ended December 31, 2004.

On May 26, 2004, we completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15 percent of a warrant. Each warrant is initially exercisable at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in-capital. We received net proceeds of approximately $31.1 million after underwriting discount and offering expenses.

In October 2004, we amended our consulting agreement with TI Capital Management, a consulting firm controlled by Mr. Ghandour to provide that in connection with the closing of a financing with a company introduced to us by TI Capital Management, we will pay Mr. Ghandour, assuming stockholder approval in accordance with the requirements of Nasdaq National Market, a number of shares of our common stock equal to one percent of the net proceeds that we receive in connection with such financing divided by $5.79 per share. If stockholder approval is not received, we will pay Mr. Ghandour an amount of cash equal to the market value on the date of such closing of the number of shares that he would have received had the stockholders approved the issuance of common stock, provided that the closing occurs by February 2006, or such later date as we, in our sole discretion, may designate. The cash payment will be made promptly after the meeting of stockholders at which the proposal to approve the issuance of the shares is submitted.

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

Our engineering, procurement and construction contract with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, we announced the suspension of our Sweetwater Project. We had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60 percent of the total project costs, as well as equity financing from third parties, together with our own equity contribution for the remaining balance of the costs. We had been in discussions with several potential equity participants in the project. Additionally, we had been approached regarding the possibility of moving the plant to other locations. In connection with proposals to move the plant to other sites, we had discussed the availability of financial sponsorship. However, after evaluating the alternatives, we determined that insufficient economic support existed to continue pursuing the plant at the time. Our decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, our inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for product market prices for the proposed product slate and the loss of Enron Corporation as a 13 percent equity partner. In connection with the suspension of the project, we expensed approximately $31 million of costs previously capitalized as property and equipment on our consolidated balance sheet in September 2002. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the construction of the plant. No construction work on the plant had occurred.

On April 27, 2004, we announced that we had reached an agreement with the Commonwealth of Australia to resolve all issues between both parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, was returned to the Commonwealth of Australia in September 2004. The Commonwealth will retain its license for the Syntroleum Process; however, it will not receive AUD $15 million of the original AUD $30 million in credits against future license fees for the funds that are being returned. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and is included in other income (expense) on our consolidated statement of operations for the year ended December 31, 2004. We have no plans to re-start the Sweetwater Project.

Real Estate and Other Asset Sales

Our other non-current assets at December 31, 2004 included an investment in First Century Partnership III, L.P., a privately held venture capital limited partnership with a carrying value of $27,000. We sold our equity investment in the Hotel Ambassador, a recently renovated hotel in Tulsa, Oklahoma, in March 2004 for $70,000. The investment had a carrying value of $47,000 at the time of sale.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This standard is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on July 1, 2005, using the standard’s modified prospective application method. Adoption of SFAS No. 123R will not affect our cash flows or financial position, but it will reduce reported income and earnings per share because we will be required to recognize compensation expense for stock-based compensation granted under our employee stock option and incentive plans, whereas we may not have not been required to record such expense under current accounting rules. Under SFAS No. 123R, we will recognize compensation expense for our stock options over the vesting period, which is generally three years following the grant date. Had we expensed employee stock options under SFAS No. 123 for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by $1.9 million and $0.04 per share (see Note 1 in the notes to the consolidated financial statements included in this Annual Report on Form 10-K). As stock option grants are determined each year, the impact to our financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the weighted average fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $1.41 to $3.12 per share. Under SFAS No. 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:

Revenue Recognition. We recognize revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of our joint development revenues during 2004, 2003 and 2002 have been from joint development activities with several major oil companies, the DOE and the DoD. All such joint development activities were pursuant to joint research and development agreements where we expense the research and development costs as incurred.

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

We sold a certain amount of the catalyst materials we had on-hand during the years ended December 31, 2004 and 2003. We have classified these materials as current assets in the December 31, 2003 balance sheet at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials are recorded in the statement of operations in the period in which the materials are sold.

We expect to earn revenue from the sale of proprietary catalysts to licensees. Our license agreements currently require catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to cost plus a specified margin. We will receive revenue from catalyst sales if and when the licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

We are pursuing projects in which we are directly involved in oil and gas field development and the processing of natural gas using gas processing technologies These include projects in which we would process developed gas on a fee basis and projects that may later evolve into integrated projects that would involve development, production and processing of hydrocarbons. Revenue from these projects will be recognized based on actual volumes processed for customers and sold to purchasers. Projects that we are currently pursuing include the upstream development of OML 113 offshore Nigeria and the monetizing of sub-quality gas reserves through the use of third-party separation technology in the United States. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us alone or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

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

Stock-Based Compensation. We have elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by APB 25. Additionally, we apply the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (“SFAS 148”) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans because the plans qualify for “fixed” plan accounting and the exercise price of all options granted to employees is greater than or equal to the market price of our stock on the date of grant. However, pursuant to the requirements of SFAS 123 and SFAS 148, we are required to disclose our pro forma net income (loss) for the three years in the period ended December 31, 2004 as if the fair value method of accounting prescribed by SFAS 123 had been used. Management uses various assumptions in assigning a value to these stock options based on a Black-Scholes option pricing model.

In February 2004, we announced to our employees an incentive compensation plan whereby employees could receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by us. The Board of Directors establishes the objectives on which we will be measured and determines the number of shares to be issued based on a rating system. Individual objectives are measured by management based on a similar rating system. We have recognized compensation expense of $774,000 during the year ended December 31, 2004 for the estimated 84,081 stock awards that will be granted to employees in 2005 related to this plan based on the value of our common stock on January 24, 2005.

We also grant stock-based incentives to certain non-employees under stock-based compensation plans. These stock-based incentives are accounted for in accordance with SFAS 123, as amended, because these individuals receiving these instruments are not considered employees of Syntroleum. These stock-based incentives have various vesting requirements, strike prices and expiration dates. Certain stock-based incentives vest upon the achievement of certain performance goals associated with the consulting agreement. These stock-based incentives will be measured and expense will be recorded at the time these performance goals are met using various assumptions in assigning a value to these awards based on a Black-Scholes option pricing model. Any stock awards granted to non-employees that are not related to specific performance criteria are expensed at the time of the grant.

Impairment of Assets. We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for assets other than oil and gas properties. We make assessments of impairment on a project-by-project basis. Management reviews assets for impairment when certain events have occurred that indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. During 2002, we recorded a write-down of approximately $31 million related to our suspended Sweetwater Project. The write-down included costs associated with engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

We have marketed catalyst materials for sale. As a result, these materials, totaling approximately $2,898,000, were classified as current assets in the December 31, 2003 consolidated balance sheet. There were no materials on-hand as of December 31, 2004. During the years ended December 31, 2004 and 2003, we sold some of these materials at the current market price at the time of each sale. We have recorded the sales and cost of sales of catalyst materials in the statement of operations for the years ended December 31, 2004 and 2003. We record an impairment of our remaining catalyst materials as a result of a decline in the current market value of these materials. The total amount of the impairment of these materials totaled approximately $2,931,000 and is included in catalyst materials cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2003. There was no impairment of these materials during the year ended December 31, 2004.

Oil and Gas Property. We follow the full cost method of accounting for exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. We exclude all costs of unevaluated properties from immediate amortization. Our unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If our unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. All of the capitalized costs for oil and gas activities are currently considered to be unevaluated and are therefore excluded from amortization.

Asset Retirement Obligations. We follow SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the future plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation, depletion, and amortization calculation over the life of the asset. The liability accretes over time with a charge to accretion expense. We have recognized an asset retirement obligation of approximately $11,000 related to total oil and gas properties using a 10 percent discount rate over the estimated life of the properties at December 31, 2004. There was no asset retirement obligation at December 31, 2003.

Critical Estimates. Some of the more significant estimates made by management include, but are not limited to, realization of notes receivable, impairment on catalyst materials, valuation of stock-based compensation, ultimate costs of dismantling and restoring oil and gas properties, and impairment of property and equipment. Actual results have not been materially different than the estimates made by management in the past. Management bases these estimated on the most current information available. These estimates are subject to change in the future as a result of changes in the fair values of the assets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We had approximately $31,573,000 in cash and cash equivalents in the form of money market instruments and short-term certificates of deposit at December 31, 2004. This compares to approximately $32,695,000 in cash and cash equivalents at December 31, 2003. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $11,702,000 at December 31, 2004. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the United States dollar to the Australian dollar was $0.78 and $0.75 at December 31, 2004 and December 31, 2003, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the reports thereon of Grant Thornton LLP dated March 10, 2005, are set forth on pages F-1 through F-26 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation is included below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syntroleum Corporation

We have audited management’s assessment, included in Syntroleum Corporation’s Item 9A of Form 10-K for the year ended December 31, 2004, under the heading “Management’s Report on Internal Control Over Financial Reporting”, that Syntroleum Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Syntroleum Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 10, 2005

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004. Certain information with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

We have adopted a written Code of Ethics that is applicable to our directors, chief executive officer, chief financial officer, controller and other executive officers. A copy of our Code of Ethics is available on our website at www.syntroleum.com and was included as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004. Investors may request a copy of our Code of Ethics at no charge by writing to Richard L. Edmonson, Senior Vice President, General Counsel and Corporate Secretary, Syntroleum Corporation, 4322 South 49th West Avenue, Tulsa, Oklahoma 74107. We will disclose any amendments to the Code of Ethics and any waivers to the Code of Ethics for directors and executive officers by posting such information on our website or in a current report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004. Certain information with respect to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Party Transactions

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2004:

(a) (2)	Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(a) (3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 28, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Annex C to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.2	Warrant Agreement, dated as of November 4, 2003, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*4.3	Warrant Agreement, dated as of May 26, 2004, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004 (File No. 0-21911)).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+*10.3.1	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998 (File No. 0-21911)).

+10.3.2	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company.

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.9.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.2	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.3	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.14	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.19	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.20.1	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

+10.20.2	Form of Option Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement.

+10.20.3	Form of Restricted Stock Award Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement.

*10.21	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.22.1	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.22.2	Amendment No. 1 to Secured Promissory Note dated May 8, 2002 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.22.3	Amendment No. 2 to Secured Promissory Note dated May 8, 2002, effective as of February 25, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.22.4	Secured Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.22.5	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.22.6	Amendment No. 2 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003, effective as of February 25, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.23	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.24	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.25	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.26	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.27	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.28	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.29	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.30.1	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.30.2	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.31	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.32	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.33	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.34	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.35	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.36	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.37	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

*10.38.1	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.38.2	Amendment No. 3 dated as of October 24, 2004 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

+*10.39.1	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.39.2	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.39.3	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.40	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

+*10.41	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

*10.42	Heads of Agreement dated as of August 27, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

*10.43	Joint Venture Agreement dated as of October 7, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

10.44	Participation Agreement dated January 12, 2005 among Syntroleum Nigeria Limited, Lundin Petroleum B.V., Palace Exploration Company, Challenger Minerals Inc., Providence Resources p.l.c., Howard Energy Co., Inc. and Yinka Folawiyo Petroleum Company Ltd.

+*10.45	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.46	Indemnification Agreement dated as of July 1, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+10.47	Employment Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins.

+10.48	Indemnification Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins.

*14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

21	Subsidiaries

Syntroleum International Corporation (a Delaware corporation)
Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
Syntroleum Australia Credit Corporation (a Delaware corporation)

Syntroleum Australia Licensing Corporation (a Delaware corporation)
Syntroleum Sweetwater Holdings Corp. (a Delaware corporation)
Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum International Holdings Company (a Cayman Islands exempted company)
Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Australia, Ltd. (a Cayman Islands exempted company)
Syntroleum Peru Holdings Limited (a Cayman Islands exempted company)
Syntroleum Bolivia Holdings L.L.C. (a Delaware limited liability company)
Syntroleum Gas Development, LLC (a Delaware limited liability company)
Ringneck Resources, LLC (a Delaware limited liability company) Syntroleum Gas Processing, LLC (a Delaware limited liability company)
Syntroleum Gas Resources Corporation (a Delaware corporation) Syntroleum Cameroon, Ltd. (a Cayman Islands exempted company) Syntroleum Nigeria Limited (a Nigeria exempted company)
Scout Development Corporation (a Missouri Corporation)
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

SYNTROLEUM CORPORATION

Dated:	March 16, 2005	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John B. Holmes, Jr. John B. Holmes	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ Greg G. Jenkins Greg G. Jenkins	Executive Vice President of Finance and Business Development and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Carla S. Covey Carla S. Covey	Vice President of Finance and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Kenneth L. Agee Kenneth L. Agee	Chairman of the Board	March 16, 2005

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 16, 2005

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 16, 2005

/s/ Robert A. Day Robert A. Day	Director	March 16, 2005

/s/ Ziad Ghandour Ziad Ghandour	Director	March 16, 2005

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 16, 2005

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Director	March 16, 2005

/s/ James R. Seward James R. Seward	Director	March 16, 2005

/s/ J. Edward Sheridan J. Edward Sheridan	Director	March 16, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syntroleum Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005, expressed unqualified opinions that Syntroleum Corporation maintained effective internal control over financial reporting and on management’s assessment thereof.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 10, 2005

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,573	$32,695
Restricted cash	221	13,546
Accounts receivable	632	1,377
Catalyst materials	—	2,898
Other current assets	1,530	1,287

Total current assets	33,956	51,803

RESTRICTED CASH	—	10,464
PROPERTY AND EQUIPMENT, net:
Oil and gas properties, using full cost method and excluded from amortization	4,746	—
Gas processing equipment	544	—
Other property, plant, and equipment	2,443	1,985

Total property and equipment, net	7,733	1,985
NOTE RECEIVABLE	1,809	1,833
OTHER ASSETS, net	1,253	1,150

	$44,751	$67,235

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,257	$4,299
Accrued liabilities	2,201	1,321
Current deferred revenue	5,873	—
Current maturities of long-term debt and deferred credit	—	13,546
Current portion of convertible debt	—	21,842

Total current liabilities	11,331	41,008

LONG-TERM CONVERTIBLE DEBT	24,221	—
OTHER NONCURRENT LIABILITIES	115	78
COMMITMENTS AND CONTINGENCIES
DEFERRED REVENUE	21,702	38,273
MINORITY INTERESTS	706	706

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized and outstanding, 54,482 and 47,212 shares issued in 2004 and 2003, respectively, including shares in treasury	545	472
Additional paid-in capital	228,295	185,835
Notes receivable from sale of common stock	—	(100)
Deferred compensation	(577)	—
Accumulated deficit	(241,510)	(198,960)

	(13,247)	(12,753)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity (deficit)	(13,324)	(12,830)

	$44,751	$67,235

The accompanying notes are an integral part of these consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002
REVENUES:
Joint development revenue	$923	$14,183	$9,621
Catalyst materials revenue	5,674	4,966	—
Other revenues	9	91	25

Total revenues	6,606	19,240	9,646

COSTS AND EXPENSES:
Cost of catalyst materials sales and impairment	3,033	7,886	—
Catoosa Demonstration Facility	12,994	21,843	12,606
Write down of Sweetwater plant	—	—	30,855
Pilot plant, engineering and research and development	9,275	8,221	15,558
General and administrative and other	22,251	16,107	16,875

OPERATING INCOME (LOSS)	(40,947)	(34,817)	(66,248)

INVESTMENT AND INTEREST INCOME	891	1,310	1,063
INTEREST EXPENSE	(1,697)	(1,196)	(29)
OTHER INCOME (EXPENSE)	(418)	785	(149)

FOREIGN CURRENCY EXCHANGE	(367)	(2,027)	(83)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(42,538)	(35,945)	(65,446)

MINORITY INTERESTS	—	—	(25)
INCOME TAXES	(12)	(60)	(66)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(42,550)	(36,005)	(65,537)

OPERATIONS OF DISCONTINUED REAL ESTATE BUSINESS:
Income from discontinued operations	—	315	498
Minority interest of discontinued operations	—	(99)	(141)
Gain on sale of discontinued operations	—	1,151	—

INCOME FROM DISCONTINUED REAL ESTATE BUSINESS	—	1,367	357

NET INCOME (LOSS)	$(42,550)	$(34,638)	$(65,180)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.98)	$(1.04)	$(1.99)
Income from discontinued real estate business	0.00	0.04	0.01

Net income (loss)	$(0.98)	$(1.00)	$(1.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, Basic and diluted	43,318	34,684	32,995

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Sale of Common Stock	Notes Receivable From Officers Secured by Common Stock	Deferred Compensation	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
BALANCE, January 1, 2002	40,958	$410	$163,734	$(599)	$(1,595)	$—	$(99,142)	$(77)	$62,731
STOCK-BASED COMPENSATION FOR CONSULTANTS	—	—	(51)	—	—	—	—	—	(51)
NOTES RECEIVABLE FROM OFFICERS	—	—	—	—	(1,141)	—	—	—	(1,141)
CALL NOTES RECEIVABLE FROM OFFICERS	—	—	—	499	1,295	—	—	(2,137)	(343)
RETIREMENT OF TREASURY STOCK	(523)	(6)	(2,137)	—	—	—	—	2,137	(6)
NET INCOME (LOSS)	—	—	—	—	—	—	(65,180)	—	(65,180)

BALANCE, December 31, 2002	40,435	404	161,546	(100)	(1,441)	—	(164,322)	(77)	(3,990)
STOCK OPTIONS EXERCISED	197	2	475	—	—	—	—	—	477
ISSUANCE OF COMMON STOCK AND WARRANTS	6,580	66	23,729	—	—	—	—	—	23,795
STOCK-BASED COMPENSATION FOR CONSULTANTS	—	—	85	—	—	—	—	—	85
REPAYMENT OF OFFICER NOTE RECEIVABLE	—	—	—	—	1,441	—	—	—	1,441
NET INCOME (LOSS)	—	—	—	—	—	—	(34,638)	—	(34,638)

BALANCE, December 31, 2003	47,212	472	185,835	(100)	—	—	(198,960)	(77)	(12,830)
STOCK OPTIONS EXERCISED	265	3	704	—	—	—	—	—	707
STOCK-BASED COMPENSATION FOR CONSULTANTS	—	—	1,846	—	—	—	—	—	1,846
ISSUANCE OF COMMON STOCK AND WARRANTS	6,917	69	37,077	—	—	—	—	—	37,146
ISSUANCE OF RESTRICTED COMMON STOCK UNITS	—	—	2,305	—	—	(2,305)	—	—	—
VESTING/CANCELLATION OF RESTRICTED COMMON STOCK UNITS	129	1	(8)	—	—	1,728	—	—	1,721
PURCHASE AND RETIREMENT OF COMMON STOCK	(41)	—	(238)	—	—	—	—	—	(238)
EMPLOYEE STOCK AWARDS	—	—	774	—	—	—	—	—	774
REPAYMENT OF NOTES RECEIVABLE FROM SALE OF COMMON STOCK	—	—	—	100	—	—	—	—	100
NET INCOME (LOSS)	—	—	—	—	—	—	(42,550)	—	(42,550)

BALANCE, December 31, 2004	54,482	$545	$228,295	$—	$—	$(577)	$(241,510)	$(77)	$(13,324)

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,550)	$(34,638)	$(65,180)
Income from discontinued operations	—	(315)	(498)
Minority interest of discontinued operations	—	99	141
Gain on sale of discontinued operations	—	(1,151)	—

Loss from operations	(42,550)	(36,005)	(65,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Release of project equity contributions	—	(2,000)	—
Depreciation and amortization	606	714	795
Foreign currency exchange	459	7,893	1,649
Non-cash compensation expense	4,341	85	(51)
Non-cash interest expense	1,697	1,196	29
Gain on sale of assets	(23)	(435)	—
Impairment of note receivable	—	267	—
Write down of Sweetwater plant	—	—	30,855
Other	—	—	880
Changes in assets and liabilities:
Accounts and notes receivable	745	3,073	(2,863)
Catalyst materials	2,898	7,855	—
Other assets	(523)	(116)	(355)
Accounts payable	(1,045)	(1,693)	1,617
Accrued liabilities and other	917	45	1,008
Deferred revenue	(11,157)	(3,212)	—

Net cash used in continuing operations	(43,635)	(22,333)	(31,973)
Net cash provided by discontinued operations	—	1,510	336

Net cash used in operating activities	(43,635)	(20,823)	(31,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(971)	(821)	(392)
Purchase of oil and gas assets	(5,280)	(76)	—
Proceeds from disposal of property and equipment	—	621	—
Collections on note receivable	—	93	45
Decrease (increase) in restricted cash	25,409	(18)	10
Proceeds from sale of and changes in investments	121	92	—

Net cash provided by (used in) continuing operations	19,279	(109)	(337)
Net cash provided by discontinued operations	—	3,049	—

Net cash provided by (used in) investing activities	19,279	2,940	(337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	37,853	24,272	—
Payment of debt and deferred credit	(13,546)	—	—
Proceeds from issuance of convertible debt	682	16,180	4,437
Settlement of Australia liability	(1,397)	—	—
Proceeds from issuance of long-term debt	—	—	118
Notes receivable from officers secured by common stock	100	1,441	(1,141)
Purchase and retirement of common stock	(238)	—	—

Net cash provided by continuing operations	23,454	41,893	3,414
Net cash used in discontinued operations	—	(60)	—

Net cash provided by financing activities	23,454	41,833	3,414

FOREIGN EXCHANGE EFFECT ON CASH	(220)	(5,866)	(1,566)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,122)	18,084	(30,126)
CASH AND CASH EQUIVALENTS, beginning of period	32,695	14,611	44,737

CASH AND CASH EQUIVALENTS, end of period	$31,573	$32,695	$14,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Common stock received as payment of officer note receivable	$—	$—	$2,143

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel, kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffin solvents and certain chemical feedstocks.

The Company’s current focus is to commercialize the Syntroleum Process and the Synfining Process through participation in projects that would utilize the Company’s GTL technologies in the production of hydrocarbons. The Company is also focused on being a recognized provider of GTL technology to the energy industry through strategic partnerships and licensing of its technology. Syntroleum’s particular interests include projects where the Company would be involved in the upstream field development of the feedstock for GTL plants. The Company is currently participating in a project in Nigeria on Oil Mining Lease 113 (“OML 113”) whereby it is involved in the upstream field development of the oil and gas reserves. The Company has sold license agreements for the Syntroleum Process to seven oil companies and the Commonwealth of Australia.

The Company participated in the design and operation of a demonstration GTL plant located at ARCO’s Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This new GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U. S. Department of Energy (“DOE”) Ultra-Clean Fuels Project (“DOE Catoosa Project”), the fuels from this facility are currently being tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska and by other project participants together with advanced power train and emission control technologies. The Company also owns and operates a two b/d pilot plant and various laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies.

The Company is also pursuing gas monetization projects in the United States, which include conventional gas field development of sub-quality natural gas in concert with available third-party gas processing technologies.

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which Syntroleum does not have a controlling interest are accounted for by the equity method. The Company had no investments in affiliated companies of 20 percent to 50 percent as of December 31, 2004 or 2003. Investments in affiliated companies of less than 20 percent are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenues from joint development activities as the related expenses are incurred because the contracts provide that revenue is earned as the expenses under the contract are incurred. Substantially all of the Company’s joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 12), the DOE and the U.S. Department of Defense. All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. The Company recognizes revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: 1) a site license agreement has been formally executed, 2) the license fee deposit has been paid in cash and 3) the Company has delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the

Company’s indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow the Company to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, the Company has not delivered any PDP’s for initial licensed plants. The Company is under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. The Company’s current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

The Company sold a certain amount of the catalyst materials it had on-hand during the years ended December 31, 2004 and 2003. The Company has classified these materials as current assets in the consolidated balance sheets at December 31, 2003 at the current market price for these materials. Any revenues and costs of sales related to the sale of these materials are recorded in the statement of operations in the period in which the materials are sold. These catalyst materials were fully liquidated during the year ended December 31, 2004.

The Company expects to earn revenue from the sale of proprietary catalysts to licensees. The Company’s license agreements currently require catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from the Company pursuant to license agreements is equal to cost plus a specified margin. The Company will receive revenue from catalyst sales if and when the licensees purchase catalysts. The Company expects that catalysts will need to be replaced every three to five years. The Company has sold all of the catalyst materials it had on hand as of December 31, 2004. Revenues and costs of sales related to the sale of these materials will be recorded in the statement of operations in the period in which the materials are sold.

The Company is pursuing projects in which the Company is directly involved in oil and gas field development and the processing of natural gas using gas processing technologies These include projects in which the Company would process developed gas on a fee basis and projects that may later evolve into integrated projects including development, production and processing of hydrocarbons. Revenue from these projects will be recognized based on actual volumes processed for customers and sold to purchasers. Projects that the Company is currently pursuing include the upstream development of OML 113 off the coast of Nigeria and the monetizing of sub-quality gas reserves through the use of third-party separation technology in the United States. The Company expects these projects will be pursued by the Company and with co-venturers through various arrangements. The Company anticipates receiving revenues from these projects, including sales of oil and gas from properties owned by the Company or jointly with another party, as well as processing and gathering fees from facilities in which the Company owns an interest.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. The Company’s cash and cash equivalents are held in a few financial institutions; however, management believes that the Company’s counter-party risks are minimal based on the reputation and history of the institutions selected.

Accounts Receivable

The majority of the Company’s accounts receivable are due from joint development agreements with licensees or from government contracts. Accounts receivable are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when the Company has used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2004 will be collected and therefore no allowance for uncollectible accounts has been recorded. There was also no allowance at December 31, 2003 and all outstanding receivables were collected.

Real Estate

On May 29, 2003, the Company entered into a formal agreement to sell its 75 percent ownership interest in undeveloped land and residential lots in Houston, Texas known as the “Houston Project” for total proceeds of $3,450,000 less a purchase price adjustment for lot sales from May 1 through closing. The Company’s interest was sold to Anthony L. Levinson, the owner of the remaining 25 percent interest in the project. As part of this agreement, the Company also retained the right to receive 75 percent of the Municipal Utility District Bond distribution that was expected to be received by the Houston Project, regardless of the time of distribution. On June 25, 2003, the Houston Project received approximately $860,000 from the Municipal Utility District Bond, of which $645,000 was paid to the Company.

On July 21, 2003, the Company completed the sale of its interest in the Houston Project and received approximately $3,049,000 in net proceeds. The Company received additional proceeds for the lot sales from May 1 to July 21 totaling $237,000. The proceeds from these sales were recorded as discontinued operations. The total amount received by the Company for the sale of its 75 percent ownership interest was $3,931,000, with a gain recognized from this sale of approximately $1,151,000. As a result of this sale, the Company no longer has any real estate inventory and will no longer have revenues from sales of real estate. The Company has recorded the impact of this business and the corresponding sale as operations of discontinued real estate business in the consolidated statements of operations for the years ended December 31, 2003 and 2002. Revenues from the Houston Project totaled $1,068,000 and $1,934,000 for the years ended December 31, 2003 and 2002, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance, repairs and replacement of minor items are expensed and major additions, expansions and betterments to physical properties are capitalized. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is recognized. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of two to thirty-nine years. Property and equipment consists of the following (in thousands):

	December 31, 2004	December 31, 2003
Furniture and office equipment	$4,951	$4,146
Buildings	1,518	1,357
Land	31	31
Leasehold improvements	352	352
Gas processing equipment	545	—
Oil and gas properties using the full cost method and excluded from amortization	4,822	76

	12,219	5,962
Less - accumulated depreciation	4,486	3,977

	$7,733	$1,985

Oil and Gas Property

The Company follows the full cost method of accounting for exploration, development, and acquisition of oil and gas reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method on a county-by-county basis. The Company excludes all costs of unevaluated properties from immediate amortization. For each cost center, the Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. All of the capitalized costs for oil and gas activities, which totaled $4,822,000 on a country-by-country basis at December 31, 2004, are considered to be unevaluated and are therefore excluded from amortization. The Company had capitalized costs for oil and gas activities totaling $76,000, which were fully impaired as of December 31, 2003.

The Company’s oil and gas activities included the acquisition of oil and gas leases on approximately 80,000 acres in the Central Kansas Uplift in the amount of $1,565,000, geological and geophysical work, the drilling and completion of six wells and the re-entry of three wells totaling $3,881,000 for the year ended December 31, 2004. There was no production from these properties during the three years ended December 31, 2004. Natural gas production from these properties began in January 2005. The Company has not yet completed its evaluation of the potential reserves for these properties. Upon production and reserve estimation of these properties the company will include these amounts in amortization. The Company has also capitalized $865,000 for leasehold and geological and geophysical work completed on OML 113 for the year ended December 31, 2004.

The Company’s investments in oil and gas properties consisted of the following for the years ended December 31, 2004 and 2003:

	2004
(in thousands)	United States	Nigeria	Total
Acquisitions:
Undeveloped properties	$—	$—	$—
Developed properties	—	—	—
Exploratory	3,881	865	4,746
Development	—	—	—

Total investments	$3,881	$865	$4,746

	2003
	United States	Nigeria	Total
Acquisitions
Undeveloped properties	$—	$—	$—
Developed properties	—	—	—
Exploratory	76	—	76
Development	—	—	—

Total investments	$76	$—	$76

The Company did not invest in any oil and gas activities prior to the year ended December 31, 2003.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the future plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation, depletion, and amortization calculation over the life of the asset. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $11,000 and zero related to total oil and gas properties using a 10 percent discount rate over the estimated life of the properties at December 31, 2004 and 2003, respectively. Accretion expense for the year ended December 31, 2004 was $450.

Other Assets

Other assets consist primarily of costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins in the period in which the patent is approved. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. Amortization expense for patents as of December 31, 2004 is estimated to be $105,000 per year through 2009. Other assets consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Patents	$1,576	$1,230
Investments – at cost	27	125
Other long-term assets	—	52

	1,603	1,407

Less - accumulated amortization	350	257

	$1,253	$1,150

Research and Development

The Company incurs significant costs for research, development and engineering programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility in connection with the DOE Catoosa Project totaled $22,269,000, $30,064,000 and $28,164,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Impairment of Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for assets other than oil and gas properties. The Company makes assessments of impairment on a project-by-project basis. Management reviews assets for impairment when certain events have occurred that indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. During 2002, the Company recorded a write down of approximately $31 million related to its suspended Sweetwater project (see Note 13). The write down included costs associated with engineering, catalyst materials, upgrading and other site costs associated with the proposed plant.

During 2004 and 2003, the Company sold catalyst materials at the current market price at the time of each sale. At December 31, 2003, these materials, totaling approximately $2,898,000, were classified as current assets in the consolidated balance sheet. The Company recorded the sales and cost of sales of catalyst materials in the statement of operations for the years ended December 31, 2004 and 2003. In 2003, the Company recorded an impairment of its remaining catalyst materials as a result of a decline in the current market value of these materials of $2,931,000, which is included in catalyst materials cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2003. As of December 31, 2004 there are no catalyst materials for sale.

Accounting for Guarantees

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Under FIN 45, the Company is required to record a liability for the fair value of the obligation undertaken in issuing the guarantees (See Note 9).

Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants to purchase 8,439,649, 7,231,838 and 5,005,445 shares of common stock at an average exercise price of $5.68, $5.31 and $5.75 were not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002, respectively, as inclusion of these items would be anti-dilutive. Unvested restricted common stock units totaling 268,480 were also not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2004 as inclusion of these units would be anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at December 31, 2004 and 2003 totals 4,036,794 and 3,640,325 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded from this computation as they are anti-dilutive.

Stock-Based Compensation

The Company has stock-based compensation plans, which are described more fully in Note 11. The Company has elected to follow the intrinsic-value method of accounting for stock-based compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (“SFAS 148”) for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees under the stock option plans because the plans qualify for “fixed” plan accounting and the exercise price of all options granted to employees is greater than or equal to the market price of the Company’s stock on the date of grant. However, pursuant to the requirements of SFAS 123 and SFAS 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three years in the period ended December 31, 2004 as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for options granted to employees under the Company’s stock option plans been determined consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below, using the assumptions described below:

	December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss), as reported	$(42,550)	$(34,638)	$(65,180)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled	(1,881)	(2,835)	(4,557)

Pro forma net income (loss)	$(44,431)	$(37,473)	$(69,737)

Earnings (loss) per share:
Basic and diluted-as reported	$(0.98)	$(1.00)	$(1.98)
Basic and diluted-pro forma	$(1.03)	$(1.08)	$(2.11)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected volatility	54%	120%	95%
Risk-free interest rate	3.57%	2.99%	3.02%
Expected life	5 yrs.	7 yrs.	5 yrs.

The weighted average per share fair value at date of grant for options granted during 2004, 2003 and 2002 was $3.12, $2.11 and $1.41 per share, respectively

During 2004, the Company granted an aggregate of 398,500 restricted common stock units to certain employees of the Company under the Company’s existing stock option and incentive plans. These restricted common stock units vest over various periods through 2007. The Company expects to recognize $507,000, $67,000 and $3,000 in compensation expense for the years ended December 31, 2005, 2006 and 2007, respectively, relating to the vesting of these restricted common stock units. The Company recorded deferred compensation for these units totaling $2,305,000 at the time of grant based on the market price of the Company’s common stock on that date. Total compensation expense related to the vesting of these units was $1,721,000, net of forfeitures, during the year ended December 31, 2004. In connection with the vesting of restricted units, the Company repurchased and subsequently cancelled a total of 41,162 shares of common stock as settlement for the employees’ payroll taxes.

In February 2004, the Company announced to its employees an incentive compensation plan whereby employees could receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by the Company. The Board of Directors establishes the objectives on which the Company will be measured and determines the number of shares to be issued based on a rating system. Individual objectives are measured by management based on a similar rating system. The Company has recognized compensation expense of $774,000 during the year ended December 31, 2004 for the estimated 84,081 stock awards that will be granted to employees in 2005 related to this plan based on the value of the Company’s common stock on January 24, 2005.

The Company also grants stock-based incentives to certain non-employees under stock-based compensation plans (see Note 7). These stock-based incentives are accounted for in accordance with SFAS 123, as amended, because these individuals receiving these instruments are not considered employees of the Company. These stock-based incentives have various vesting requirements, strike prices and expiration dates. Certain stock-based incentives vest upon the achievement of certain performance goals associated with the consulting agreement. These stock-based incentives will be measured and expense will be recorded at the time these performance goals are met in accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instrument that are Issued to Other Than Employees for Acquiring, or in Conjunction with Settling, Goods or Services. Any stock options granted to non-employees that are not related to specific performance criteria are expensed at the time of the grant based on the assumptions described above. Compensation expense (income) related to stock-based incentives granted to non-employees totaled $1,846,000, $85,000 and ($51,000) in 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, realization of notes receivable, impairment of catalyst materials, valuation of stock-based compensation and impairment of property and equipment. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This standard is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS 123R on July 1, 2005, using the standard’s modified prospective application method. Adoption of SFAS 123R will not affect the Company’s cash flows or financial position, but it will reduce reported income and earnings per share because the Company will be required to recognize compensation expense for stock options granted under the Company’s stock-based compensation plans, whereas the Company has not been required to record such expense under current accounting rules. Under SFAS 123 R, the Company will recognize compensation expense for stock-based compensation over the requisite service period, which is generally three years following the grant date. If the Company had expensed employee stock options under SFAS No. 123 for the year ended December 31, 2004, net income and diluted earnings per share would have been reduced by the amounts disclosed above in Stock-Based Compensation. Because stock options are determined each year, the impact to the Company’s financial statements of the adoption of SFAS 123R cannot be predicted with certainty. However, the fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $1.41 to $3.12 per share. Under SFAS 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 statements of cash flows to conform to the 2004 presentation. These reclassifications had no impact on net income (loss).

2.	OPERATIONS AND LIQUIDITY:

Construction of GTL plants and other activities, including exploration and production of energy assets and research and development programs in which the Company participates, will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate offering price of approximately $182,000,000. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

During 2001, the Company loaned Kenneth Agee, the Company’s Chairman and former Chief Executive Officer, $300,000 under a loan agreement that allowed up to $1,100,000 in loan advances and which matured on June 25, 2002. In May and June of 2002, the Company made additional advances of $683,000 to Mr. Agee. The proceeds of these advances were used by Mr. Agee to reduce third party margin account loans and thereby avoid the sale of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan to Mr. Agee was full recourse, bore interest at the rate of 6 percent, and was secured by the pledge of shares of the Company’s common stock that he owned and had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of his loan. On June 25, 2002, the promissory note was renewed for an additional year with an interest rate of 3.75 percent. The renewal of the promissory note increased the amount available to be borrowed to $1,460,000. On June 26 and July 6, 2002, an additional $458,000 was loaned to Mr. Agee to pay off all remaining third party margin account loans. At the maturity of the promissory note on June 25, 2003, Mr. Agee paid the Company for the entire outstanding balance of the loans, including accrued interest. As a result of this transaction, the Company has no additional loans outstanding with Mr. Agee.

Prior to 2001, the Company had entered into a note agreement with Mark Agee, the Company’s former President and Chief Operating Officer, in the amount of $595,000, for the purchase of the Company’s common stock. This note bore interest at the rate of 6.10 percent, matured in May 2004, and was secured by the pledge of the Company’s common stock. During 2001, the Company loaned an additional $1,295,000 to Mr. Agee. The proceeds of this loan were used by Mr. Agee to either reduce or repay third party margin account loans and thereby avoid the sale of shares of the Company’s common stock to satisfy margin calls as a result of a decline in the market price of the Company’s common stock. The loan with Mr. Agee was full recourse, matured in one year, bore interest at the rate of 6 percent, and was secured by the pledge to the Company by Mr. Agee of shares of the Company’s common stock, which he owned and had a value (based on the Company’s stock price) equal to or greater than two times the outstanding principal and accrued interest of the respective loans.

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

In June 1995, Larry Weick, the Company’s Senior Vice President of Business Development, purchased 200,000 shares of common stock of a predecessor of the Company for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, the Company’s predecessor loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to the predecessor shares of the predecessor’s common stock with a market value equal to no less than two times the indebtedness under the note. The note was full recourse, bore interest at the rate of 6.1 percent per year and matured in May 2004. The amount outstanding, including accrued interest was approximately $169,000 at December 31, 2003. In May 2004, Mr. Weick paid the Company for the entire outstanding balance of the loan, including accrued interest. As a result of this transaction, the Company has no additional loans outstanding with any directors or officers of the Company.

4.	NOTE RECEIVABLE:

In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”), a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, for $3 million. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000 and interest rate of 10 percent per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease are secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.

In December 2000, FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. Since the date of its bankruptcy petition, FRI has continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2,068,000, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5 percent, with principal payments prior to maturity based on a 16-year amortization schedule. The remaining unpaid balance is due August 28, 2006. As a result of the restructuring of this note, and in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15, the Company recorded an impairment of $267,000. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

The Company will continue to closely monitor the payments made by FRI under the note and the ground lease to ensure that, should a default occur, notice of default will be properly provided and the note would be reviewed for impairment. Management believes that the Company will ultimately collect the balance of the note receivable, and accordingly, the Company has not recorded an additional reserve for uncollectible amounts as of December 31, 2004.

5.	CONVERTIBLE DEBT:

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of December 31, 2004, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and the maturity date was extended in March 2005 to June 30, 2006 (see Note 16). The current balance of $24.2 million, which includes accrued interest, has been included in long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2004. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The only other form of repayment to Marathon’s is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, the Company may also elect to repay the note in cash. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of December 31, 2004.

6.	DEFERRED REVENUE:

In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUD $30 million, half of which was being held in escrow and would be distributed to the Company upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. As satisfaction of certain conditions did not occur (see Note 13), all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, were returned to the Commonwealth of Australia in September 2004. As of December 31, 2004, the Company has a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees in the amount of AUD $15 million. This license has been recorded as deferred revenue of $11.7 million as of December 31, 2004. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2004, 2003 and 2002, the foreign currency effect on the Company’s deferred revenues was an increase of $522,000, $5,610,000 and $1,524,000, respectively, as a result of the change in the exchange rate between the United States and Australian dollars.

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

The Company has recorded approximately $5,798,000 as current deferred revenue related to fuel delivery commitments in connection with the DOE Catoosa Project as of December 31, 2004. These fuel delivery commitments totaled approximately $5,357,000 as of December 31, 2003 and were included in long term deferred revenue. The Company also recorded $1,000,000 in the year ended December 31, 2003 for fuel delivery commitments as deferred revenue related to its agreement with Marathon in conjunction with the DOE Catoosa Project, as discussed in Note 5. All of the fuel commitments related to the DOE Catoosa Project have been produced and will be delivered during 2005. The deferred revenue related to the fuel delivery commitments will be recorded as joint development revenue at the time that the fuels are delivered.

7.	STOCKHOLDERS’ EQUITY:

On February 10, 2003, the Company sold in a private placement one million shares of its common stock and warrants to purchase additional shares of common stock for a total of $3 million. The warrants had a fair market value of approximately $961,000 at the date of issuance and were recorded as additional paid-in capital in the accompanying financial statements. The warrants allowed for the purchase of an additional one million shares of the Company’s common stock at an exercise price of $6.00 per share and were exercised on December 29, 2004. Additionally, in October 2003, the Company sold in a private placement 400,000 shares of its common stock to a consultant of the Company and received net proceeds of $1.8 million.

On May 5, 2003, the Company granted 100,000 options to purchase common stock of the Company to a consultant. These options were granted with an exercise price of $3.00 per share and expire five years from the date of the grant. Certain of these options vest upon the occurrence of events specified in the consulting agreement, while others vest ratably over the term of the consulting agreement. All of the options granted to consultants have been accounted for under SFAS 123 with an expense recognized for the fair value of the options at the measurement date. Total compensation expense related to these options totaled $72,000 for the year ended December 31, 2003.

Effective February 29, 2004, the Company terminated its agreement with this consultant. None of these options had vested at the time of the termination of the contract. These options were forfeited by the consultant and the Company reversed previously recognized general and administrative expense of approximately $72,000 in 2004 for the reversal of compensation expense recorded in 2003.

On November 4, 2003, the Company completed the sale of 5,180,000 shares of common stock and warrants to purchase 1,554,000 shares of common stock pursuant to a public offering at a price to the public of $3.95 per share and 30 percent of a warrant. Each warrant is exercisable at a price of $5.00 per share of common stock beginning on the date of issuance and expiring November 4, 2007. The warrants were deemed to have a fair market value of approximately $2.6 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $19.0 million after the underwriting discount and offering expenses.

In February 2004, the Company issued warrants to purchase up to 1,170,000 shares of the Company’s common stock to Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $636,000 for these warrants during year ended December 31, 2004 based on a Black-Scholes valuation. Warrants to purchase 500,000 shares at an exercise price of $5.25 per share vested in February 2005 upon the execution of an agreement with Bluewater Energy Services B.V. (see Note 16). Warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados Industrial S.A. Upon the vesting of these warrants, the Company recognized compensation expense of $969,000 for the year ended December 31, 2004. All warrants will expire on November 4, 2007.

In March 2004, the Company entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that the Company has retained to assist it in acquiring stranded natural gas fields worldwide utilizing the Syntroleum Process as feedstock for the Company’s GTL Barge. Under the agreement, the Company agreed to issue warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The Company recognized expense of $165,000 for these warrants during the year ended December 31, 2004 based on a Black-Scholes valuation. In addition, under the agreement, the Company is required to issue warrants to purchase 25,000 shares upon the acquisition of an interest in a property proposed by Sovereign, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding joint participation in the project involving such a property, exercisable five years from the acquisition or agreement date. If the Company and Sovereign do not receive a cash bonus or overriding royalty interest in connection with the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding the Company’s joint participation in the project involving such a property, the Company will issue an additional 25,000 warrants exercisable for five years from the acquisition or agreement date plus an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. The Company is required under the agreement to issue warrants to purchase 12,500 shares upon the Company’s acquisition of an interest in a property proposed by the Company and accepted by Sovereign or for which the Company initiated negotiations, the acquisition from the Company by another company of such property or the execution of an agreement by the Company and another company regarding participation in the project involving such a property, exercisable for five years from the acquisition or agreement date. Warrants issued in connection with properties acquired or third party participation achieved between March 1, 2004 and March 1, 2005 will have an exercise price of $6.40. Warrants issued in connection with properties acquired or third party participation achieved after March 1, 2005 will have exercise prices per share to be determined based on the price for the Company’s common stock on March 1 of the contract year stated in the agreement during which the project commences. No more than 2,000,000 shares of the Company’s common stock are issuable upon exercise of the warrants issued pursuant to the agreement.

On August 27, 2004, the Company entered into a Heads of Agreement with Yinka Folawiyo Petroleum Co. Ltd. (“YFP”), pursuant to which the two companies will delineate and potentially develop an oil and gas discovery on OML 113 offshore Nigeria. On October 7, 2004, Syntroleum and YFP entered into a Joint Venture Agreement pursuant to the Heads of Agreement. As a result of these agreements, the Company is obligated to issue to Sovereign warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.40. These warrants were not issued as of December 31, 2004; however, the Company has recognized compensation expense of $79,000 related to these warrants for the year ended December 31, 2004.

On May 26, 2004, the Company completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15 percent of a warrant. Each warrant is exercisable initially at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $31.1 million after underwriting discount and offering expenses.

In October 2004, the Company amended its consulting agreement with TI Capital Management, a consulting firm controlled by Mr. Ghandour to provide that in connection with the closing of a financing with a company introduced to Syntroleum by TI Capital Management, the Company will pay Mr. Ghandour, assuming stockholder approval in accordance with the requirements of the Nasdaq National Market, a number of shares of the Company’s common stock equal to 1 percent of the net proceeds that the Company receives in connection with such financing divided by $5.79 per share. If stockholder approval is not received, the Company will pay Mr. Ziad Ghandour an amount of cash equal to the market value on the date of such closing of the number of shares that he would have received had the stockholders approved the issuance of common stock, provided that the closing occurs by February 2006, or such later date as the Company, in its sole discretion, may designate. The cash payment will be made promptly after the meeting of stockholders at which the proposal to approve the issuance of the shares is submitted. The Company will apply the provisions of SFAS 123 in recording compensation expense for any shares of the Company’s common stock issued under this agreement at the time those shares are issued.

8.	INCOME TAXES:

The Company has federal income tax net operating loss (NOL) carry-forwards of approximately $235 million at December 31, 2004. The Company’s NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2005	$191
2006	340
2007	864
2008	267
2009	320
Thereafter	232,624

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

The Company has not recorded an income tax provision or benefit for the years ended December 31, 2004, 2003 and 2002. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $17,326,000, $13,151,000 and $25,212,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
NOL carry-forwards	$89,127	$71,751
Capital loss carry-forwards	1,650	1,499
Research and development credit	6,146	4,180
Deferred revenue	7,312	7,452
Investments	329	205
Catalyst materials	—	3,328
Other	2,238	1,056

	106,802	89,471
Deferred tax liabilities:
Depreciation	—	(69)
Other	(458)	(384)

Net deferred tax asset before valuation allowance	106,344	89,018
Valuation allowance	(106,344)	(89,018)

Net deferred tax assets	$—	$—

The Company’s capital loss carry-forwards generally begin to expire in 2008.

During 2004, 2003 and 2002, the Company made Australian withholding tax payments in the amount of $12,000, $60,000 and $66,000, respectively, for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth’s payment of advances under the loan agreement and by the Australian bank upon payments of interest on these monies. Under the Australian tax treaty with the U.S., the payor is required to withhold 10 percent on Australian sourced revenue and to remit it to the Australian tax authorities.

9.	COMMITMENTS AND CONTINGENCIES:

The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2005 and 2023. Rental expense was $1,331,000 in 2004, $1,300,000 in 2003 and $1,182,000 in 2002. Total future minimum lease payments under these agreements as of December 31, 2004 are as follows:

Year	Amount
(in thousands)
2005	$862
2006	679
2007	533
2008	433
2009	392
Thereafter	4,659

The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $4,906,000 at December 31, 2004.

Pursuant to a Joint Venture Agreement entered into with YFP regarding the potential development of an oil and gas discovery on OML 113, the Company was required to provide to YFP a letter of credit equaling $10 million no later than January 15, 2005. The letter of credit was put into place on January 12, 2005. The Joint Venture Agreement would have terminated and the Company would have ceased to have any rights and obligations with respect to OML 113 if this letter of credit had not been provided. Following the finalization of the agreements with the Participants in OML 113 in January 2005, each company paid its proportionate share to guarantee this letter of credit. If the Company does not commence the drilling of an appraisal well by February 15, 2006; YFP will have the right to draw the full amount from the letter of credit as liquidated damages. Upon such draw, the Company would reassign the YFP any participating rights the Company holds in OML 113. At any time after the completion of the drilling of the appraisal well, the Company may terminate its participation in OML 113 and reassign to YFP any participating rights it may have in OML 113.

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

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed until 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that beginning in 2008 (the first full year following the renegotiation); rent payments will be $5,812,000 per year. Subsequent renegotiations will occur in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $398,000,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84.2 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at December 31, 2004 or 2003.

Scout is also subject to lease obligations under a land lease for the Reno parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner (see Note 4). This lease requires total lease payments of $6,142,000 and will expire in August 2023. The property is currently owned by FRI and they continue to make the ground lease payments monthly. Should FRI default on its obligations, then Scout would have rights to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at December 31, 2004 or 2003.

The Company’s license agreements require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum Process, acts or omissions by the Company in connection with the preparation of PDPs for licensee plants and performance guarantees related to plants constructed by licensees. Consistent with the Company’s revenue recognition policy disclosed in Note 1, all amounts received for license fees have been recorded as deferred revenue in the December 31, 2004 and 2003 consolidated balance sheets.

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

In October 2002, Mr. Randall Thompson, the Company’s former Chief Financial Officer, filed a lawsuit against the Company alleging breach of employment contract regarding severance pay. In November 2002, the case was removed to federal district court in Houston, which granted summary judgment in favor of the Company. The plaintiff appealed the case to the Fifth Circuit of Appeals, which reversed the trial court in September 2004. On November 1, 2004, the Company and Mr. Thompson reached a settlement through a mediation pursuant to which, the Company paid $200,000 on November 3, 2004. The Company has recognized this settlement as other expense in the statement of operations for the year ended December 31, 2004.

In June 2002, the Company entered into a separation agreement with Mark Agee. Under this agreement, Mr. Agee resigned his position as the Company’s President and Chief Operating Officer and as a Director of the Company. The agreement calls for two years of severance at Mr. Agee’s then current salary of $230,000 and payment of Mr. Agee’s health benefits until January 2004. These benefits were expensed in the Company’s consolidated statement of operations during the year ended December 31, 2002. The agreement also provides for the vesting of all stock options held by Mr. Agee and for the term of the options to continue notwithstanding his termination of employment. Under the agreement, Mr. Agee agreed to provide consulting services to the Company until May 2004 at no additional cost to the Company.

The Company and its subsidiaries are involved in other lawsuits that have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any; resulting from any such other pending litigation will have a material adverse effect on the Company’s business or consolidated financial position. The Company cannot predict with certainty the outcome or effect of the litigation specifically described above or of any such other pending litigation. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair values of the Company’s financial instruments at December 31 are summarized as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$31,573	$31,573	$32,695	$32,695
Accounts receivable	632	632	1,377	1,377
Restricted cash - current	221	221	13,546	13,546
Restricted cash - long term	—	—	10,464	10,464
Note receivable	1,809	1,918	1,833	2,040
Liabilities:
Current maturities of long term debt	—	—	2,094	1,770
Convertible debt	24,221	24,221	21,842	21,842
Stockholders’ Equity (Deficit):
Notes receivable from sale of common stock	—	—	100	100

The fair value of the cash and cash equivalents, restricted cash and accounts receivable approximates carrying value because of the short-term maturity of these financial instruments. The estimated fair value of the notes receivable, long-term debt and convertible debt were calculated by discounting scheduled cash flows using estimated market discount rates.

11.	STOCK-BASED COMPENSATION:

The Company maintains stock option and incentive plans for employees, consultants and directors and has reserved 8,194,754 shares of common stock for issuance under the employee and director plans and for individual awards, including 1 percent of the outstanding shares of common stock of the Company as of January 1 of each year (395,370 as of December 31, 2004) for the director plan. Under the terms of the plans, incentive stock options may be issued with an exercise price of not less than 100 percent of fair market value of the common stock at the date of grant. Options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. There were 592,167 shares available for granting future options or shares at December 31, 2004.

The number and exercise price of stock options granted are as follows:

	Shares Under Option	Weighted Average Price Per Share
OUTSTANDING AT JANUARY 1, 2002	3,844,161	$10.40
Granted at market price	2,317,245	1.98
Granted at price exceeding market	300,000	1.54
Expired	(1,455,961)	11.17

OUTSTANDING AT DECEMBER 31, 2002	5,005,445	5.75
Granted at market price	566,828	2.36
Granted at price exceeding market	100,000	3.00
Exercised	(196,608)	2.43
Expired	(797,827)	6.63

OUTSTANDING AT DECEMBER 31, 2003	4,677,838	5.27
Granted at market price	777,891	6.52
Granted at price exceeding market	275,000	6.68
Exercised	(265,790)	2.66
Expired	(211,690)	4.98

OUTSTANDING AT DECEMBER 31, 2004	5,253,249	$5.68

The following is a summary of stock options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.49 - $1.55	1,355,331	$1.55	6.70	1,235,337	$1.55
$1.62 - $4.04	1,153,811	2.00	8.00	566,669	1.90
$4.04 - $6.68	969,165	5.94	7.94	437,909	5.60
$6.68 - $9.30	1,000,709	7.32	7.02	467,409	7.81
$9.30 - $19.88	774,233	15.92	5.07	774,233	15.92

	5,253,249	$5.68		3,481,557	$6.15

12.	SIGNIFICANT CUSTOMERS:

Substantially all of the Company’s joint development revenue for the three years ended December 31, 2004, was from several major oil companies for joint research and development work conducted in the Company’s various facilities, including the Company’s technology center, Tulsa pilot plant, the pilot plant located at ARCO’s (now BP) Cherry Point Refinery in Cherry Point, Washington, and the Catoosa Demonstration Facility constructed as part of the DOE Ultra-Clean Fuels and Demonstration Project at the Port of Catoosa, and in connection with feasibility studies with various companies and the Department of Defense. In addition, since 1996, the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $39.5 million as initial deposits and options fees under existing license agreements and the rights to certain technologies in connection with these license agreements.

Under these license agreements, a licensee obtains the right to use the Syntroleum Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum Process. Generally, the amount of the license fee for site licenses issued under the Company’s master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of (1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) the Company’s per barrel royalty rate. Initial cash deposits under the Company’s license agreements are credited against future site license fees (see Note 1).

Five customers and three customers accounted for 100 percent of the Company’s catalyst materials sales for the years ended December 31, 2004 and 2003, respectively.

13.	COMMONWEALTH OF AUSTRALIA SETTLEMENT:

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

The Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth paid the Company a license fee in the amount of AUD $30 million (approximately U.S. $22.5 million at the December 31, 2003 exchange rate of $0.75 per Australian dollar), half of which was held in escrow and included in restricted cash on the Company’s consolidated balance sheets at December 31, 2004. These funds would have been distributed to the Company for use in Australia upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. This license agreement is denominated in Australian dollars and is subject to changes in foreign currency.

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

The Company’s engineering, procurement and construction contract for the Sweetwater Project with Tessag Industrie Anlagen GmbH expired on August 30, 2002. On October 29, 2002, the Company announced the suspension of its Sweetwater Project. The Company had been attempting to arrange financing for the Sweetwater plant using non-recourse senior and subordinated debt totaling approximately 60 percent of the total project costs, as well as equity financing from third parties, together with the Company’s own equity contribution, for the remaining balance of the costs. The Company had been in discussions with several potential equity participants in the project. Additionally, the Company had been approached regarding the possibility of moving the plant to other sites where stranded gas is located. In connection with proposals to move the plant to other sites, the Company discussed the availability of financial sponsorship. However, after evaluating the alternatives, the Company determined that insufficient economic support existed to continue pursuing the plant at the time. This decision was based on decreased financing activities for international projects subsequent to the events of September 11, 2001, the Company’s inability to negotiate long-term product off-take agreements, lower than expected product margins caused by increased capital costs and reduced expectations for market prices for the proposed product slate and the loss of Enron Corporation as a 13 percent equity partner. In connection with the suspension of the project, the

Company expensed approximately $31 million of costs previously capitalized as property and equipment on the consolidated balance sheet in September 2002. This amount reflected engineering, catalyst materials, upgrading and other site costs associated with the proposed plant. No physical construction work on the plant had occurred.

In April 2004, the Company reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of the Sweetwater Project. Under this agreement, all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, were returned to the Commonwealth of Australia in September 2004. The Commonwealth will retain its license for the Syntroleum Process; however, rather than retaining the right to receive AUD $30 million in credits against future license fees, the Commonwealth will only receive AUD $15 million in credits. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and is included in other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004. The Company has no plans to re-start the Sweetwater Project.

14.	STOCKHOLDER RIGHTS PLAN:

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

15.	SEGMENT INFORMATION:

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s reportable business segments have been identified based on the differences in products or services provided. The Technology, General, Administrative and Other segment includes research and development expenses for further development of GTL technology, including operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our barge-mounted GTL plant, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously developed, as well as general and administrative expenses. Revenues in the Technology, General, Administrative and Other segment consist of joint development revenues from government agencies and major oil companies as well as catalyst materials sales. The Domestic Oil and Gas segment includes the acquisition of oil and gas leases, geological and geophysical work, drilling and completion of wells and administrative work in the United States. Revenues for Domestic Oil and Gas activities will include revenues from production and processing of oil and gas. For the three years ended December 31, 2004 no production occurred for all wells drilled in the United States. The International Oil and Gas segment includes project development expenses and capital expenditures for projects that involve traditional methods of production and processing and projects that may later include the use of our GTL technologies in international areas. International Oil and Gas revenues will include revenues from production and processing of oil and gas.

The reportable business segments are summarized below (in thousands):

	Domestic Oil and Gas	International Oil and Gas	Technology, General, Administrative and Other	Total
2004
Revenue	$—	$—	$6,606	$6,606
Operating cost	$480	$1,699	$45,374	$47,553
Net income/(loss)	$(480)	$(1,699)	$(40,371)	$(42,550)
Total assets	$4,524	$1,067	$39,160	$44,751
Capital expenditures	$4,415	$865	$971	$6,251

2003
Revenue	$—	$—	$19,240	$19,240
Operating cost	$164	$—	$53,893	$54,057
Income from discontinued operations	$—	$—	$1,367	$1,367
Net income/(loss)	$(164)	$—	$(34,474)	$(34,638)
Total assets	$33	$—	$67,202	$67,235
Capital expenditures	$76	$—	$821	$897

2002		$—
Revenue	$—	$—	$9,646	$9,646
Operating cost	$—	$—	$75,894	$75,894
Income from discontinued operations	$—	$—	$357	$357
Net income/(loss)	$—	$—	$(65,180)	$(65,180)
Capital expenditures	$—	$—	$392	$392

16.	SUBSEQUENT EVENTS:

Subsequent to December 31, 2004, the Company granted an aggregate of 34,934 options to purchase shares of common stock to employees and directors at an average exercise price of $8.94 per share. The Company also issued 123,661 shares of common stock as a result of the vesting of restricted common stock units and 84,081 shares of common stock for incentive compensation to employees under the Company’s stock option and incentive plans as discussed in Note 1. The Company also paid bonuses of $750,000 to its chief executive officer and certain other employees of the Company for their performance during 2004, which is included in accrued liabilities and other in the Company’s consolidated balance sheet as of December 31, 2004.

On January 13, 2005, the Company finalized various agreements to begin the appraisal of the Aje discovery located in OML 113 offshore Nigeria. The agreements are with a group of companies assembled by Syntroleum with the necessary technical expertise for this project. The agreements call for a signing bonus to be paid to the Company following the official assignment of interest by the government of Nigeria to Syntroleum and the participants. It also requires the participants to pay a promoted cost to drill and test one appraisal well in the Aje discovery and one option well in order to earn a participating interest in OML 113. The Company also was granted a small overriding royalty interest from each of the participants other than YFP. The Company will also receive a development bonus upon commencement of commercial production. The Company will pay 10 percent of the cost to drill, log and test the first two wells to earn a 32.5 percent working interest in the project. On January 12, 2005, the Company put into place a $10 million letter of credit, as discussed in Note 9, which is guaranteed by cash totaling $10.2 million. Following the finalization of the agreements with the participants, each company paid its proportionate share to guarantee this letter of credit. As a result of these agreements, warrants to purchase 25,000 shares of the Company’s common stock will be issued to Sovereign at an exercise price of $6.40 per share under the joint development agreement between the Company and Sovereign discussed in Note 7. On January 28, 2005, Sovereign exercised warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $6.40 per share.

On January 24, 2005, Mr. Ziad Ghandour, a director of and consultant to the Company, exercised warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $4.50 per share. In February 2005, as a result of our agreement with Bluewater Energy Services B.V., warrants issued to Mr. Ghandour to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.25 per share vested.

On March 4, 2005, the Company extended the maturity date of its $21.3 million secured promissory note with Marathon Oil Company to June 30, 2006. The promissory note originally matured on June 30, 2005.

17.	QUARTERLY DATA (UNAUDITED):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2004
Revenues	$5,928	$145	$216	$317
Operating income (loss)	(5,843)	(12,732)	(11,582)	(10,790)
Net income (loss)	(6,370)	(11,811)	(12,475)	(11,894)
Basic and diluted EPS	$(0.16)	$(0.28)	$(0.27)	$(0.27)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2003
Revenues	$795	$12,697	$2,143	$3,605
Operating income (loss)	(16,484)	(255)	(8,595)	(9,483)
Income from discontinued real estate business	159	75	(6)	1,139
Net income (loss)	(16,320)	23	(7,413)	(10,928)
Basic and diluted EPS	$(0.48)	$0.00	$(0.22)	$(0.30)

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

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company (incorporated by reference to Annex B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 28, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Annex C to the Proxy Statement of the Company filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.2	Warrant Agreement, dated as of November 4, 2003, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*4.3	Warrant Agreement, dated as of May 26, 2004, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004 (File No. 0-21911)).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+*10.3.1	Stock Option Plan for Outside Directors of the Company (incorporated by reference to Appendix F to the Company’s Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 6, 1998 (File No. 0-21911)).

+10.3.2	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company.

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.8	Volume License Agreement dated January 12, 1998 between the Company and Enron Capital & Trade Resources Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.9.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.2	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.3	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.14	Loan Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.15	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation, the Commonwealth of Australia and Westpac Banking Association (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.16	Deposit Agreement dated August 3, 2000 between Syntroleum Australia Credit Corporation, the Commonwealth of Australia and Westpac Banking Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.17	Letter Agreement dated August 3, 2000 between the Company and the Commonwealth of Australia (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.18	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

+*10.19	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.20.1	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

+10.20.2	Form of Option Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement.

+10.20.3	Form of Restricted Stock Award Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement.

*10.21	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.22.1	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.22.2	Amendment No. 1 to Secured Promissory Note dated May 8, 2002 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.22.3	Amendment No. 2 to Secured Promissory Note dated May 8, 2002, effective as of February 25, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.22.4	Secured Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.22.5	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.22.6	Amendment No. 2 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003, effective as of February 25, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.23	Separation Agreement dated June 12, 2002 between the Company and Mark A. Agee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

+*10.24	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.25	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.26	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.27	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.28	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.29	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

*10.30.1	Warrant Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

*10.30.2	Registration Rights Agreement dated February 7, 2003 between the Company and Michael and Selim Zilkha (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 7, 2003 filed with the Securities and Exchange Commission on February 19, 2003 (File No. 0-21911)).

+*10.31	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.32	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.33	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.34	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.35	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.36	Separation Agreement dated April 11, 2003 between the Company and Paul Schubert (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed with the Securities and Exchange Commission on May 14, 2003 (File No. 0-21911)).

*10.37	Agreement in Principle for GTL Project Development dated June 18, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 (File No. 0-21911)).

*10.38.1	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.38.2	Amendment No. 3 dated as of October 24, 2004 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911))

+*10.39.1	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.39.2	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.39.3	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.40	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

+*10.41	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

*10.42	Heads of Agreement dated as of August 27, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

*10.43	Joint Venture Agreement dated as of October 7, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

10.44	Participation Agreement dated January 12, 2005 among Syntroleum Nigeria Limited, Lundin Petroleum B.V., Palace Exploration Company, Challenger Minerals Inc., Providence Resources p.l.c., Howard Energy Co., Inc. and Yinka Folawiyo Petroleum Company Ltd.

+*10.45	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.46	Indemnification Agreement dated as of July 1, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+10.47	Employment Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins.

+10.48	Indemnification Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins.

*14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

21	Subsidiaries

Syntroleum International Corporation (a Delaware corporation)
Syntroleum/Sweetwater Company, L.L.C. (a Delaware limited liability company)
Syntroleum Australia Credit Corporation (a Delaware corporation)

Syntroleum Australia Licensing Corporation (a Delaware corporation)
Syntroleum Sweetwater Holdings Corp. (a Delaware corporation)
Syntroleum International Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum International Holdings Company (a Cayman Islands exempted company)
Syntroleum Sweetwater Holdings, Ltd. (a Cayman Islands exempted company)
Syntroleum Australia, Ltd. (a Cayman Islands exempted company)
Syntroleum Peru Holdings Limited (a Cayman Islands exempted company)
Syntroleum Bolivia Holdings L.L.C. (a Delaware limited liability company)
Syntroleum Gas Development, LLC (a Delaware limited liability company)
Ringneck Resources, LLC (a Delaware limited liability company) Syntroleum Gas Processing, LLC (a Delaware limited liability company)
Syntroleum Gas Resources Corporation (a Delaware corporation) Syntroleum Cameroon, Ltd. (a Cayman Islands exempted company) Syntroleum Nigeria Limited (a Nigeria exempted company)
Scout Development Corporation (a Missouri Corporation)
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