Form 10-Q
period 2005-03-31
SYNTROLEUM CORP
filed 2005-05-10
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐.

At May 1, 2005, the number of outstanding shares of the issuer’s common stock was 55,315,220.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) plants based on the Syntroleum Process, including our barge or ship-mounted GTL plants, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean diesel fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), our sub-quality gas monetization project and the economic production of oil and gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, our support of and relationship with our licensees, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described in this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,334	$31,573
Restricted cash	1,249	221
Accounts receivable	467	632
Other current assets	1,110	1,530

Total current assets	92,160	33,956

PROPERTY AND EQUIPMENT:
Oil and gas properties, using full cost method and excluded from amortization	6,320	4,822
Gas processing equipment	1,333	545
Other property, plant, and equipment	7,165	6,852
Accumulated depletion, depreciation and amortization	(4,633)	(4,486)

Total property and equipment	10,185	7,733
NOTE RECEIVABLE	1,807	1,809
OTHER ASSETS, net	1,268	1,253

	$105,420	$44,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,469	$3,257
Accrued liabilities	1,432	2,201
Current deferred revenue	5,798	5,873

Total current liabilities	9,699	11,331

LONG-TERM CONVERTIBLE DEBT	24,641	24,221
OTHER NONCURRENT LIABILITIES	109	115
DEFERRED REVENUE	21,553	21,702
MINORITY INTERESTS	706	706
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 61,944 and 54,482 shares outstanding as of March 31, 2005 and December 31, 2004 respectively, including shares in treasury	619	545
Additional paid-in capital	301,675	228,295
Deferred compensation	(361)	(577)
Accumulated deficit	(253,144)	(241,510)

	48,789	(13,247)
Less-treasury stock, 7,675 shares	(77)	(77)

Total stockholders’ equity	48,712	(13,324)

	$105,420	$44,751

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
REVENUES:
Joint development revenue	$220	$252
Catalyst materials revenues	—	5,674
Gas sales	31	—
Other revenues	3	2

Total revenues	254	5,928

COST AND EXPENSES:
Cost of catalyst materials sales	—	3,033
Lease operating expenses	5	—
Catoosa Demonstration Facility	2,210	1,905
Pilot plant, engineering and research and development	2,085	2,054
Non-cash equity compensation	2,996	818
General, administrative and other	4,536	3,961

OPERATING INCOME (LOSS)	(11,578)	(5,843)

INVESTMENT AND INTEREST INCOME	212	384
INTEREST EXPENSE	(420)	(435)
OTHER INCOME (EXPENSE)	2	(386)
FOREIGN EXCHANGE GAIN (LOSS)	150	(78)

INCOME (LOSS) BEFORE INCOME TAXES	(11,634)	(6,358)

INCOME TAXES	—	(12)

NET INCOME (LOSS)	$(11,634)	$(6,370)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE -	$(0.24)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,959	39,133

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, December 31, 2004	54,482	$545	$228,295	$(577)	$(241,510)	$(77)	$(13,324)
STOCK OPTIONS EXERCISED	98	1	333	—	—	—	334
STOCK WARRANTS EXERCISED	210	2	959	—	—	—	961
VESTING OF AWARDS GRANTED	—	—	2,811	—	—	—	2,811
ISSUANCE OF COMMON SHARES	7,000	70	69,880	—	—	—	69,950
ISSUANCE OF SHARES FOR BONUSES	209	2	(2)	—	—	—	—
VESTING/CANCELLATION OF RESTRICTED SHARES	—	—	(31)	216	—	—	185
RETIREMENT OF TREASURY STOCK	(55)	(1)	(570)	—	—	—	(571)
NET INCOME (LOSS)	—	—	—	—	(11,634)	—	(11,634)

BALANCE, March 31, 2005	61,944	$619	$301,675	$(361)	$(253,144)	$(77)	$48,712

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,634)	$(6,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	144
Foreign currency exchange	(150)	202
Non-cash compensation expense	2,996	818
Non-cash interest expense	420	435
Gain on sale of assets	—	(23)
Changes in assets and liabilities—
Accounts receivable	165	246
Catalyst materials	—	2,898
Other assets	378	289
Accounts payable	(787)	(1,014)
Accrued liabilities and other	(775)	262
Deferred revenue	(75)	(271)

Net cash used in operating activities	(9,288)	(2,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(313)	(311)
Oil and gas capital expenditures	(2,286)	—
Proceeds from note receivable	2	—
Change in restricted cash	(1,028)	104
Changes in investments and distributions from investment funds	—	70

Net cash used in investing activities	(3,625)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	71,245	199
Proceeds from issuance of debt	—	682
Purchase and retirement of treasury stock	(571)	(227)

Net cash provided by financing activities	70,674	654

FOREIGN EXCHANGE EFFECT ON CASH	—	(124)

NET CHANGE IN CASH AND CASH EQUIVALENTS	57,761	(1,991)
CASH AND CASH EQUIVALENTS, beginning of period	31,573	32,695

CASH AND CASH EQUIVALENTS, end of period	$89,334	$30,704

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

The Company’s current focus is to commercialize the Syntroleum Process and the Synfining Process through participation in projects that would utilize the Company’s GTL technologies in the production of hydrocarbons. The Company is also focused on being a recognized provider of GTL technology to the energy industry through strategic partnerships and licensing of its technology. Syntroleum’s particular interests include projects where the Company would be involved in the upstream field development of the feedstock for GTL plants. The Company is currently participating in a project offshore Nigeria on Oil Mining Lease 113 (“OML 113”) whereby it is involved in the upstream field development of the oil and gas reserves. The Company has sold license agreements for the Syntroleum Process to seven oil companies and the Commonwealth of Australia.

The Company participated in the design and operation of a demonstration GTL plant located at ARCO’s Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This new GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U. S. Department of Energy (“DOE”) Ultra-Clean Fuels Production and Demonstration Project (“DOE Catoosa Project”), the fuels from this facility are currently being tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska and by other project participants together with advanced power train and emission control technologies. The Company also owns and operates a two b/d pilot plant and various laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies.

The Company is also pursuing gas monetization projects in the United States, which include conventional gas field development of sub-quality natural gas in concert with available third-party gas processing technologies.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC under the Securities Exchange Act of 1934.

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

2. Operations and Liquidity

Construction of GTL plants and other activities, including exploration and production of energy assets and research and development programs in which the Company participates, will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate offering price of approximately $112,000,000 as of March 31, 2005. In the event such capital resources are not available to the Company, its GTL plant development and other activities may be curtailed.

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

3. Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. The Company’s cash and cash equivalents are held in a few financial institutions; however, management believes that the Company’s counter-party risks are minimal based on the reputation and history of the institutions selected. The Company has restricted cash on hand at March 31, 2005 related to it’s agreement with Sovereign Oil and Gas Company II, LLC (“Sovereign”), a consulting firm that has assisted the Company in acquiring natural gas fields worldwide, and to secure a $10,000,000 letter of credit provided to Yinka Folawiyo Petroleum Co. Ltd. (“YFP”) pursuant to the terms of a Joint Venture Agreement between YFP and the group of companies assembled by the Company (the “Participants”) to develop OML 113. This letter of credit is required to be secured by cash. YFP has the right to draw the full amount from the letter of credit as liquidated damages if the initial well is not drilled on OML 113 before February 2006. The Participants have contributed their respective share of the cash required to secure the letter of credit and other costs associated with the letter of credit. The Company has recorded its ten percent of the cash on deposit as security for the letter of credit as restricted cash on the balance sheet as of March 31, 2005. Restricted cash on hand at December 31, 2004 related to the Company’s agreement with Sovereign.

4. Oil and Gas Property

The Company follows the full cost method of accounting for exploration, development, and acquisition of oil and gas reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method on a country-by-country basis. The Company excludes all costs of unevaluated properties from immediate amortization. For each cost center, the Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. All of the net capitalized costs for oil and gas activities, which totaled $6,244,000 on a country-by-country basis at March 31, 2005, are considered to be unevaluated and are therefore excluded from amortization. The Company had capitalized costs for oil and gas activities totaling $76,000 which were fully impaired as of December 31, 2003.

The Company’s oil and gas activities in the United States have included the acquisition of oil and gas leases in the Central Kansas Uplift, geological and geophysical work, drilling and completion of six wells and the re-entry of three wells. The total amount invested in the United States. totaled $4,147,000 and $3,881,000 as of March 31, 2005 and December 31, 2004, respectively. Limited production from the first well began in January 2005. There was no production from these properties during the year ended December 31, 2004. The Company has not yet completed its evaluation of the potential reserves for these properties. Upon reserve estimation of these properties, the Company will include these amounts in amortization. The Company has also capitalized $2,097,000 and $865,000 for leasehold and geological and geophysical work completed on OML 113 offshore Nigeria as of March 31, 2005 and December 31, 2004, respectively.

The Company’s net investments in oil and gas properties consisted of the following (in thousands):

	March 31, 2005
	United States	Nigeria	Total
Acquisitions:
Undeveloped properties	$—	$—	$—
Developed properties	—	—	—
Exploratory	4,147	2,097	6,244
Development	—	—	—

Total investments	$4,147	$2,097	$6,244

	December 31, 2004
	United States	Nigeria	Total
Acquisitions
Undeveloped properties	$—	$—	$—
Developed properties	—	—	—
Exploratory	3,881	865	4,746
Development	—	—	—

Total investments	$3,881	$865	$4,746

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the future plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation, depletion, and amortization calculation over the life of the asset. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $12,000 and $11,000 related to total oil and gas properties at March 31, 2005 and December 31, 2004, respectively, using a 10 percent discount rate over the estimated life of the properties.

5. Research and Development

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

6. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants equivalent to 8,725,877 and 7,018,252 shares of common stock exercisable at a weighted average exercise price of $5.74 and $5.36 for the periods ended March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive. Unvested restricted common stock units totaling 138,319 and 253,646 were also not included in the computation of diluted earnings (loss) per share for the periods ended March 31, 2005 and 2004, respectively, as they are anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at March 31, 2005 and March 31, 2004 totals 4,106,822 and 3,826,453 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the periods ended March 31, 2005 and 2004.

7. Stock-Based Compensation

The Company has elected to follow the intrinsic-value method of accounting for employee stock-based compensation as prescribed by Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. Additionally, the Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure for options granted to employees. No compensation cost has been recognized for stock options issued to employees under the Company’s stock option plans, because the options awarded under the plans qualify for fixed plan accounting and the exercise price of the options is equal to or greater than the market value of the Company’s common stock on the date of grant. However, pursuant to the requirements of SFAS No. 123 and SFAS No.148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) for the three-month periods ended March 31, 2005 and 2004 as if the fair value method of accounting prescribed by SFAS No. 123 had been used. If compensation cost for options granted to employees under the Company’s stock option plans had been determined consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below, using the assumptions described below:

	For the Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss), as reported	$(11,634)	$(6,370)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled	(520)	(513)

Pro forma net income (loss)	$(12,154)	$(6,883)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.24)	$(0.16)
Basic and diluted- pro forma	$(0.25)	$(0.18)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2005	March 31, 2004
Expected dividend yield	0%	0%
Expected volatility	47%	79%
Risk-free interest rate	4.10%	3.17%
Expected life	5 yrs.	10 yrs.

In February 2004, the Company announced to its employees an incentive compensation plan whereby employees could receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by the Company. The Board of Directors establishes the objectives on which the Company will be measured and determines the number of shares to be issued based on a rating system. Individual objectives are measured by management based on a similar rating system. The Company recognized compensation expense of $774,000 during the year ended December 31, 2004 for 84,081 stock awards that were granted to employees in 2005 for service in 2004 related to this plan based on the value of the Company’s common stock on January 24, 2005. The Company also issued 125,328 shares of common stock as a result of the vesting of restricted common stock units. In connection with the issuance of shares to employees, the Company repurchased and subsequently cancelled a total of 55,462 shares of common stock as settlement for the employees’ payroll taxes.

The Company also grants stock-based incentives to certain non-employees under stock-based compensation plans. These stock-based incentives are accounted for in accordance with SFAS No. 123, as amended, because these individuals receiving these instruments are not considered employees of the Company. These stock-based incentives have various vesting requirements, strike prices and expiration dates. Certain stock-based incentives vest upon the achievement of certain performance goals associated with the consulting agreement. These stock-based incentives will be measured and expense will be recorded at the time these performance goals are met in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any stock options granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting based on the assumptions described above. Compensation expense related to stock-based incentives granted to non-employees totaled $2,811,000 and $17,000 for the three months ended March 31, 2005 and March 31, 2004, respectively.

8. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of March 31, 2005, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and the maturity date was extended in March 2005 to June 30, 2006. The current balance of $24.6 million, which includes accrued interest, has been included in long-term liabilities in the accompanying consolidated balance sheet as of

March 31, 2005. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The only other form of repayment to Marathon’s is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, the Company may also elect to repay the note in cash. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of March 31, 2005.

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

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396 million. The Hyatt Hotel had gross revenues of $84 million subject to the lease agreement for the year ended May 31, 2003. Based on the appraised value of the Hyatt Hotel and its profitability, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at March 31, 2005 or December 31, 2004.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner. This lease requires total remaining lease payments of $6,059,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at March 31, 2005 or December 31, 2004.

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

10. Equity Transactions

In February 2004, the Company issued warrants to purchase up to 1,170,000 shares of the Company’s common stock to Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados Industrial S.A. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share became exercisable in February 2005 as a result of the Company’s agreement with Bluewater Energy Services B.V. All warrants will expire on November 4, 2007. On January 24, 2005, Mr. Ziad Ghandour exercised 200,000 of these warrants to purchase shares of the Company’s common stock at an exercise price of $4.50 per share, resulting in proceeds to the Company of approximately $900,000.

On January 28, 2005, Sovereign exercised warrants to purchase 8,750 shares of the Company’s common stock at an exercise price of $6.40 per share, resulting in proceeds to the Company of approximately $56,000.

On March 17, 2005, the Company completed the sale of 7,000,000 shares of common stock at a price of $10.00 per share. The Company sold all of these shares directly to Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc., a registered investment company. The sale resulted in net proceeds to the Company of approximately $69,950,000.

11. OML 113 Participation Agreement

On January 13, 2005, the Company and the Participants finalized various agreements to begin the appraisal of the Aje Field discovery located in OML 113 offshore Nigeria. The agreements require the Participants to pay the Company a signature bonus following the official assignments of interest and the drilling permit by the Nigerian government to the Participants. It also requires the Participants to pay promoted costs to drill and test one appraisal well in the Aje discovery and one option well in order to earn a participating interest in OML 113. The Company also was granted an overriding royalty interest from each of the Participants other than YFP. The Company is entitled to receive a development bonus upon commencement of commercial production. The Company is required to pay 10 percent of the cost to drill, log and test the first two wells to earn a 32.5 percent cost bearing working interest in the project. Following the finalization of the agreements, the Participants put into place a $10 million letter of credit, which is secured by cash totaling $10.2 million and accrued interest. Each Participant paid its proportionate share to secure this letter of credit. The Company has recorded its 10 percent share of the funds securing the letter of credit as restricted cash as of March 31, 2005.

12. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123 and supersedes APBO 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006, using the standard’s modified prospective application method. Adoption of SFAS No. 123R will not affect the Company’s cash flows or financial position, but it will reduce reported income and earnings per share because the Company will be required to recognize compensation expense for stock options granted under the Company’s stock-based compensation plans. The Company has not been required to record such expense under current accounting rules. Under SFAS No. 123R, the Company will recognize compensation expense for stock-based compensation over the requisite service period, which is generally three years following the grant date. If the Company had expensed employee stock options under SFAS No. 123 for the three months ended March 31, 2005, net income and diluted earnings per share would have been reduced by the amounts disclosed above in Note 7. Because stock options are determined each year, the impact to the Company’s financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the weighted average fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $1.41 to $3.12 per share. Under SFAS No. 123R, the fair value would be amortized into compensation expense over the service period, which is generally the vesting period of the stock options.

13. Reclassifications

Certain reclassifications have been made to the March 31, 2004 consolidated statements of balance sheets and operations to conform to the 2005 presentation. These reclassifications had no impact on net income (loss).

14. Segment Information

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s reportable business segments have been identified based on the differences in products or services provided. The Technology, General, Administrative and Other segment includes research and development expenses for further development of GTL technology, including operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our barge-mounted GTL plant, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously developed, as well as general and administrative expenses. Revenues in the Technology, General, Administrative and Other segment consist of joint development revenues from government agencies and major oil companies as well as catalyst materials sales. The Domestic Oil and Gas segment includes the acquisition of oil and gas leases, geological and geophysical work, drilling and completion of wells and administrative work in the United States. Revenues for Domestic Oil and Gas activities include revenues from production and processing of oil and gas. The International Oil and Gas segment includes project development expenses and capital expenditures for projects that involve traditional methods of production and processing and projects that may later include the use of our GTL technologies in international areas. International Oil and Gas revenues will include revenues from production and processing of oil and gas.

The reportable business segments are summarized below for the periods ended March 31, (in thousands):

	Domestic Oil and Gas	International Oil and Gas	Technology, General, Administrative and Other	Total
2005
Revenue	$31	$—	$223	$254
Operating cost	$46	$25	$11,761	$11,832
Net income/(loss)	$(15)	$(22)	$(11,597)	$(11,634)
Capital expenditures	$1,054	$1,232	$313	$2,599
2004
Revenue	$—	$—	$5,928	$5,928
Operating cost	$245	$—	$11,526	$11,771
Net income/(loss)	$(245)	$—	$(6,125)	$(6,370)
Capital expenditures	$56	$—	$255	$311

Total assets related to each business segment consisted of the following as of (in thousands):

	Domestic Oil and Gas	International Oil and Gas	Technology, General, Administrative and Other	Total
March 31, 2005	$5,558	$3,137	$96,725	$105,420
December 31, 2004	$4,524	$1,067	$39,160	$44,751

15. Subsequent Events

On April 11, 2005, the Company’s wholly owned subsidiary, Syntroleum International Corporation (“Syntroleum International”) entered into a Participation Agreement with Dorset Group Corporation (“Dorset”) pursuant to which Dorset has committed to provide approximately $40,000,000 to Syntroleum International to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties. On April 20, 2005, Ernest Williams II Q-TIP TUA dated 01/25/02 (“Williams Trust”) joined the Participation Agreement as a venture participant and agreed to provide an additional capital commitment of $10,000,000. Under the terms of the Participation Agreement, the other venture participants will fund 100% of the costs to acquire the rights to stranded gas and liquids projects and will receive 20% of the interest acquired by the Company in any such project. Net cash proceeds received from the Company’s share of any project, including bonuses, or net revenues from the sale of production attributable to the Company’s working interest or overriding royalty interests in a project, less the payment of any operating expenses and maintenance capital expenditures, taxes, royalties or other required payments to a governmental entity, will be paid as follows:

•	first, 100% to the other venture participants proportionately until each such participant has received an amount equal in value to 80% of the sum of such participant’s individual cost basis in all of the then existing projects in which such participant participated;

•	second, 100% to the other venture participants proportionately until each such participant has received an amount equal in value to a return of 10% per annum, compounded annually, on 80% of the sum of such participant’s individual costs basis in all of the projects in which such participant participated; and

•	third, 100% to Syntroleum.

On April 11, 2005, the Company completed the sale of 1,000,000 shares of its common stock at a price of $10.00 per share. The Company sold all of the shares directly to Dorset. The sale resulted in net proceeds to the Company of approximately $10,000,000. The Company’s effective registration statement as described in Note 2 has a remaining aggregate offering price of approximately $102,000,000 following this sale.

On April 14, 2005 the Company received approval from the Nigerian government for the assignment of interest in OML 113 offshore Nigeria to the Company and the Participants. As a result of the approval and the receipt of the drilling permit for the first well, the Company received approximately $5,700,000 from the Participants as part of the consideration for joining the Aje project. As a result of these agreements, warrants to purchase 25,000 shares of the Company’s common stock will be issued to Sovereign at an exercise price of $6.40 per share under the joint development agreement between the Company and Sovereign.

On April 25, 2005, the Company’s stockholders approved an amendment to the Company’s consulting agreement with TI Capital Management, a firm owned by Mr. Ziad Ghandour, a director of the Company, which provides for the issuance to Mr. Ghandour of cash, common stock and warrants to purchase common stock as compensation upon the achievement of various goals set forth in the agreement. The payment of compensation under the agreement to Mr. Ghandour is subject to the satisfaction of specific criteria. As a result of entering into the participation agreement with Dorset and participants with respect to the Company’s stranded gas venture, the Company has issued 86,356 shares of common stock and paid $500,000 in cash to Mr. Ghandour in accordance with the amended consulting agreement. This agreement expires on September 30, 2007.

On April 25, 2005, the stockholders of the Company approved the adoption of the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”) covering up to 6,600,000 shares of the Company’s common stock. Stock options, stock appreciation rights, stock awards and performance awards may be granted under the Plan. The Board of Directors has established an annual incentive plan under which employees are eligible to receive a certain number of shares of common stock based on the achievement of certain company-wide objectives and the individual’s performance rating for the year. The Board of Directors has established objectives on which the Company will be measured which determines a number of shares to be issued to employees based on a rating system. The annual incentive plan has no impact on the financial statements as of March 31, 2005 as the outcome of the Company and individual objectives cannot be predicted with certainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2004 (including our audited financial statements and the accompanying notes).

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

We seek to form joint ventures and acquire equity interests in oil and gas development projects where GTL is critical to a project’s success by monetizing remote and/or stranded natural gas. These efforts include projects that would involve development, production and processing of hydrocarbons using our GTL and other traditional technologies and projects in which we would only process developed gas using our GTL technology on a fee basis. We are pursuing these projects internationally, including our project offshore Nigeria on Oil Mining Lease 113 (“OML 113”). We also license our GTL technologies, which we refer to as the “Syntroleum Process” and the “Synfining Process,” to others. We believe that our use of air in the conversion process provides our technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to build smaller footprint plants, like our barge or ship-mounted GTL plant (“Syntroleum GTL Barge”), and to avoid the safety risks associated with pure oxygen.

We are currently investing a significant amount of our resources into our Syntroleum GTL Barge, our project offshore Nigeria on OML 113, and our gas monetization projects using available processing technologies in the United States. We believe that these projects offer the greatest potential to meet our objective of generating near-term cash flow and utilizing the advantages of our processes. We also have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including Algeria, Chile, Egypt, Malaysia, Nigeria, Papua New Guinea, Qatar, Saudi Arabia, the United States and the Commonwealth of Independent States. We expect to incur increases in our costs as we continue to develop and commercialize these projects. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

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

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years. During 2004 and 2003, we marketed a certain amount of the catalyst materials we had on-hand, and we had classified these materials as current assets at their current market price. Revenues and costs of sales related to the sale of these materials are recorded on our statement of operations in the period in which the materials are sold. All of the materials that we were marketing were liquidated as of March 31, 2004.

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

Our site license agreements currently require fees to be paid in increments when milestones during the plant design and construction process are achieved. The amount of the license fee under our existing master and volume license agreements is currently determined pursuant to a formula based on the present value of the product of: (1) the yearly maximum design capacity of the plant, (2) an assumed life of the plant and (3) our per barrel rate, which currently is approximately $0.50 per barrel of daily capacity for the licensing of the Syntroleum Process only and $0.65 per barrel of daily capacity for the licensing of both our Syntroleum and Synfining Processes. Our licensee fees may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50 percent of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50 percent of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $8.8 million of license credits returned by the Commonwealth of Australia as part of the settlement for the Sweetwater project and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50 percent of the advances should the licensee build a plant that does not pass all mechanical completion testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”), the U.S. Department of Defense (“DoD”), Sasol, Ivanhoe and Oil Search Ltd. Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant located at the Port of Catoosa near Tulsa, Oklahoma (the “Catoosa Demonstration Facility) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project (the “DOE Catoosa Project”) with Marathon affect the comparability of the periods presented.

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

Gas Sales Revenues. We are pursuing projects in which we are directly involved in oil and gas field development and the processing of natural gas using available gas processing technologies. These include projects in which we only process developed gas on a fee basis and projects that may later evolve into integrated projects that would involve development, production and processing of hydrocarbons. Revenue from these projects will be recognized based on actual volumes processed for customers and sold to purchasers. Projects we are currently pursuing includes the upstream development of OML 113 offshore Nigeria and the monetizing of sub-quality gas reserves through the use of third-party separation technology in the United States. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. Any costs associated with a project that would have economic value for future projects are also capitalized. We have incurred costs related specifically to the development of our GTL Barge project. These costs, which relate primarily to outside contract services for initial engineering, design, and development are included in pilot plant, engineering, research and development costs in our consolidated statements of operations.

We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitment to the DOE and have delivered fuels to a fuels testing facility in Detroit, Michigan, Denali National

Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. We expect to complete delivery requirements to the DOE during 2005. The plant will continue to operate through the second quarter of 2005, producing fuels and extending our operating experience, after which we intend to mothball the plant until such time as additional joint development programs or government fuels production contracts are forthcoming. We expect to incur expenses for operation of the plant and other additional expenses to maintain the facility for the remainder of 2005.

We have also recognized depreciation and amortization expense primarily related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. We expect to incur increases in our operating expenses as we continue to develop and commercialize our Syntroleum GTL Barge and other GTL technologies and commercial projects. Our operating expenses could increase further if we accelerate our development of these commercial projects.

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

Significant Developments During 2005

Commercial and Licensee Projects

Nigeria. On August 27, 2004, we entered into a Heads of Agreement with Yinka Folawiyo Petroleum Company Ltd. (“YFP”), pursuant to which we will delineate and potentially develop an oil and gas discovery on OML 113 offshore Nigeria. The license covers approximately 413,000 acres, and our current project development plans include using our Syntroleum GTL Barge for development of the gas reserves in the field. Based on our review of data tapes from a previously shot 3D seismic survey, we believe that areas in this lease have the potential to contain a significant amount of oil, condensate, natural gas liquids and natural gas. We believe that the oil and condensate in the field further enhances the economics of the project by providing the potential for near term cash flows.

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

We and the Participants provided to YFP a letter of credit in the amount of $10,000,000. This letter of credit is required to be secured by cash. YFP has the right to draw the full amount from the letter of credit as liquidated damages if the initial well is not drilled by February 2006. The Participants have contributed their respective share of the cash required to secure the letter of credit and other costs associated with the letter of credit. We have recorded our ten percent of the cash on deposit as security for the letter of credit as restricted cash on the balance sheet as of March 31, 2005.

The agreements require the Participants to pay us a signature bonus upon approval by the Nigerian authorities of the assignments of interest and the drilling permit for the first well and to pay 90 percent of the cost to drill and test one appraisal well in the Aje discovery and one option well in order to earn 67.5 percent of our participating interest in OML 113. The current turnkey cost estimate for drilling and logging the first delineation well is $28 million. Additionally, upon commencement of commercial production, the Participants are required to pay a development bonus to us. Our net revenue interest in the project before payout is 31 percent; after project payout, our net revenue interest is reduced to approximately 25 percent. In addition, we received an overriding royalty interest from all of the interest owners in OML 113 other than YFP.

On April 14, 2005, we and the other participants received approval from the Nigerian government for the assignment of the interest in OML 113 to the participant group and the required drilling permit for the first appraisal well. The Participants paid us the agreed upon signature bonus upon receipt of the approval from the Nigerian government for which we received a net amount of approximately $5.7 million.

Drilling of the first appraisal well, which we refer to as the “Aje-3 well,” is expected to begin in the third quarter of 2005. We have already secured a drilling rig for the Aje-3 well, and we expect drilling to begin in August or September 2005. We believe the Aje-3 well has the potential to confirm commercially viable crude oil and condensate volumes as well as natural gas reserves sufficient for our marine GTL installation.

We have capitalized $2,097,000 related to geological and geophysical work completed on OML 113 under our full cost accounting policy for oil and gas activities. We expect to incur additional expenditures relating to this project in the future, and the amount of such expenditures could be substantial.

The Nigerian government has been focused on developing plans to monetize their gas reserves. We and NNPC, Nigeria’s state oil company, have been discussing solutions to the monetization of gas reserves. We have signed a confidentiality agreement with NNPC, and they have begun to provide us with data and several senior technical staff personnel to work with us. Based on information provided to us by NNPC, we and Sovereign believe that a significant amount of non-producing natural gas exists in Nigeria, much of which is in the Niger Delta. We are identifying locations that our GTL Barge could be used to produce the stranded and flared natural gas. We anticipate reaching a heads of agreement with NNPC and their partners to pursue specific GTL installations in the future.

Stranded Gas Venture. In April 2005, we formed a venture for the primary purpose of providing funds to acquire rights to stranded gas and liquids. We may use funds from the venture to fund our costs of evaluation and acquisition of rights to stranded gas and liquids reserves, including cost to (1) conduct geologic, geophysical and reservoir analysis of investment opportunities, (2) conduct oil and gas project development activities, and (3) acquire interests in oil and gas properties, including projects that involve traditional methods of production and processing, as well as projects that may later include the use of our GTL technologies. In connection with this venture, we have entered into a Participation Agreement with Dorset Group Corporation, which committed $40,000,000 to the venture. In April 2005, we also entered into a Joinder Agreement with the Ernest Williams II Q-TIP TUA dated 01/25/2002, which joined the Participation Agreement as a venture participant and agreed to provide a capital commitment of $10,000,000 to us. Under the terms of the Participation Agreement, the other venture participants will fund 100% of the costs to acquire the rights to stranded gas and liquids projects and will receive 20% of the interest that we acquire in any such project. Net cash proceeds received from our share of any project, including bonuses, or net revenues from the sale of production attributable to our working interest or overriding royalty interests in a project, less the payment of any operating expenses and maintenance capital expenditures, taxes, royalties or other required payments to a governmental entity, will be paid as follows:

•	first, 100% to the other venture participants proportionately until each such participant has received an amount equal in value to 80% of the sum of such participant’s individual cost basis in all of the then existing projects in which such participant participated;

•	second, 100% to the other venture participants proportionately until each such participant has received an amount equal in value to a return of 10% per annum, compounded annually, on 80% of the sum of such participant’s individual costs basis in all of the projects in which such participant participated; and

•	third 100% to us.

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

Domestic Gas Monetization. We are pursuing gas monetization projects in which we are directly involved in gas field development using available gas processing technologies from third parties. We have secured the exclusive rights to use two different gas processing technologies from third parties in certain areas in Central Kansas and three counties in the Permian Basin of Texas. To date, we have leased approximately 84,000 acres in the Central Kansas Uplift area. Drilling of six and the re-entry of three wells commenced during the third quarter of 2004, with successful testing of the first well drilled. Limited production from the first well began in January 2005. Evaluation and testing of the remaining eight wells is expected to be completed by the end of the second quarter of 2005. As of March 31, 2005, we have capitalized $ 4,223,000 in oil and gas property and equipment related to drilling, geological and geophysical costs, and lease acquisitions and $1,333,000 in oil and gas property and equipment related to gas processing equipment. We have made payments on our gas processing plant, and we are currently developing and evaluating installation plans. We expect additional capital expenditures relating to our gas monetization projects in the future, and the amount of such expenditures could be substantial.

Qatar. In the Middle East, Qatar has one of the world’s largest single gas fields, the North Field, with recoverable reserves that are sufficient to support multiple GTL projects. Marathon, one of our licensees, currently has development plans underway for building a large commercial GTL plant in Qatar. Marathon is currently working with various industry participants and Qatar Petroleum to pursue technical and commercial discussions that could lead to a GTL project capable of converting natural gas from the North Field of Qatar into ultra-clean diesel and other liquid hydrocarbon products for export to world markets. In June 2004, we entered into a letter of intent with Marathon on terms for a site license for the Qatar project to be executed contingent upon the signing of a Heads of Agreement (“HOA”) with Qatar Petroleum for a nominal 120,000 b/d GTL plant. Under the site license terms, we will receive approximately $125 million, approximately 40 percent of which would be realized upon achievement of certain project milestones over the first five years following the HOA. The remainder of the revenue would be based upon actual production volumes from the plant over the first 15 years of the plant’s operation. The terms of this letter of intent are subject to the execution of definitive agreements. We are also continuing to support Marathon in its GTL product development efforts through the use of our technology demonstration facilities and technology support staff. In April 2005, the Minister of Energy of Qatar announced that the Marathon GTL project in Qatar, along with ConocoPhillips, Chevron and others, are being delayed for approximately three years. Marathon has announced that it remains interested in pursuing the project in Qatar notwithstanding the delay as well as other GTL projects around the world.

Demonstration and Scale-up Activities

DOE Catoosa Project. The DOE concluded an agreement in 2001 with Integrated Concepts and Research Corporation to provide funding to a team of companies for the DOE Catoosa Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The agreement provides for an executive committee comprised of a majority of Syntroleum representatives to govern the project. Under the program, our Cherry Point GTL facility has been disassembled and relocated from ARCO’s Cherry Point Refinery in Washington State to a site located at the Port of Catoosa near Tulsa, Oklahoma. This facility was the basis for construction of a new GTL facility expected to produce up to approximately 70 barrels per day (“b/d”) of synthetic product. Procurement and construction for the project was underway throughout 2003. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004. We and Marathon are providing additional facilities at the Catoosa Demonstration Facility outside the scope of the DOE Catoosa Project.

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

We expensed $2.2 million during the three months ended March 31, 2005 for our Catoosa Demonstration Facility, including costs of operations and other projects at the facility. Since this project is not for commercial operations, these costs have been expensed in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” The project has been funded by us and the other project participants, including $12.0 million from the DOE, labor contributions of $4.3 million and a $5.0 million cash contribution by Marathon, and a $21.3 million loan agreement between Marathon and us. DOE funding of approximately $1.2 million has been approved for the fourth budget period from December 15, 2003 through December 31, 2005. We have received all funding for the prior three budget periods and $933,000 of the approved fourth budget period. Once this project is complete, we expect to utilize the plant for further research and development and demonstrations for licensees or other customers and production of fuels for other government funded programs.

DOE CTL Project. In March 2005, Congress approved funding of $4.5 million to Integrated Concepts and Research Corporation and us to evaluate commercially available coal gasification and synthesis gas (syngas) cleanup technologies and the integration of these processes with a cobalt catalyst based Fischer-Tropsch (“FT”) technology. We anticipate that the results of this work will provide a foundation for the development of a coal-to-liquids plant based on a cobalt catalyst FT technology. Additionally, engineering and economic analysis will be utilized to evaluate the commercial feasibility of a plant in a coal-producing state. These fuels will be produced as part of the DOE Catoosa Project.

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

Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DoD appropriations legislation. We expect to receive approximately $950,000 under the appropriation. Phase II will include expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter of 2004, and we began work at that time. We have recognized $99,000 in joint development revenue from this project for the three months ended March 31, 2005 and expect to complete the remainder of the work by 2007.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program for advanced concept technology development under the DoD fiscal 2005 appropriations legislation. We expect to receive approximately $2.8 million under the appropriation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. We expect to finalize our contracts for this phase with the DoD by the end of the second quarter of 2005.

Research and Development Projects

Our primary research and development projects during the three months ended March 31, 2005 related to our GTL technologies for use in GTL plants, including confirmation of catalyst performance and reactor designs. Expenses for pilot plant, engineering and research and development incurred during the three months ended March 31, 2005 totaled $2.1 million. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and the Syntroleum GTL Barge.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Joint Development Revenue. Revenues from our joint research and development and pilot plant operations were $220,000 during the three months ended March 31, 2005, down $32,000 from the same period in 2004 when they were $252,000. The majority of our joint development revenues in the periods presented related to funding for research and development activities by licensees and other third parties.

Catalyst Materials Sales. No catalyst materials were sold during three months ended March 31, 2005. Revenues from catalyst materials sales during the three months ended March 31, 2004 of $5,674,000 are related to the sale of a portion of certain of our catalyst materials. These materials were obtained in connection with our suspended Sweetwater Project and have been fully liquidated as they are not necessary for any of our current projects.

Gas Sales. Natural gas sales from the initial production in our Central Kansas Uplift area were $31,000 during the three months ended March 31, 2005. There were no gas sales during the three months ended March 31, 2004.

Cost of Catalyst Materials Sales. No catalyst materials were sold during the three months ended March 31, 2005. The cost of catalyst materials sold during the three months ended March 31, 2004 totaled approximately $3,033,000. All of the catalyst materials that we were marketing have been liquidated as of March 31, 2004.

Lease Operating Expenses. Expenses related to the production and sale of oil and gas totaled $5,000 for the three months ended March 31, 2005. There were no expenses related to the production and sale of oil and gas for the three months ended March 31, 2004.

DOE Catoosa Project. Expenses related to the DOE Catoosa Project totaled $2,210,000 during the three months ended March 31, 2005, an increase of $305,000 compared to $1,905,000 of expenses incurred during the three months ended March 31, 2004. The increase in these expenses is a result in modifications made to the facility and an increase in operating time for the period ended March 31, 2005.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,085,000 during the three months ended March 31, 2005, up $31,000, from the three months ended March 31, 2004 when these expenses were $2,054,000. These expenditures relate to salaries and wages for our technology group, modifications made to the pilot plant as well as continued research on other projects.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees and consultants totaled $2,996,000 for the three months ended March 31, 2005 and $819,000 for the three months ended March 31, 2004. The increase in non-cash equity compensation is the result of the vesting of warrants issued to consultants for the achievement of goals under agreements with these consultants.

General and Administrative Expense. General and administrative expenses were $4,536,000 during the three months ended March 31, 2005, up $576,000 from the three months ended March 31, 2004 when these expenses were $3,960,000. The increase is attributable to our workforce additions and accounting expenses due to increased audit requirements.

Investment and Interest Income. Investment and interest income was $212,000 during the three months ended March 31, 2005, down $172,000 from the three months ended March 31, 2004 when this income was $384,000. The decrease is due to a decrease in interest income received on our Australian escrow accounts which were returned to the Commonwealth of Australia during 2004 under our agreement with the Commonwealth regarding the suspended Sweetwater Project.

Interest Expense. Interest expense was $420,000 during the three months ended March 31, 2005 compared to $435,000 during the three months ended March 31, 2004. This interest expense is related to the Marathon convertible debt. This interest may be repaid through capital contributions from a third party, credits against future license fees, conversion into our common stock at no less than $6.00 and not more than $8.50 per share, or a cash payment at our option.

Other Income (Expense) and Foreign Exchange. Other income (expenses), including foreign exchange, was income of $152,000 during the three months ended March 31, 2005, compared to expense of $464,000 during the three months ended March 31, 2004. This change is the result of our settlement with the Commonwealth of Australia regarding the suspended Sweetwater Project, which totaled $610,000, offset by a $200,000 gain from the sale of our interest in Block Z-1 in Peru in 2004 and foreign currency exchange gains in 2005.

Provision for Income Taxes. Income tax expense was $0 and $12,000 during the three months ended March 31, 2005 and 2004, respectively. Tax expense during the 2004 period represents the Australian withholding tax imposed on interest we earned on funds held in Australian bank accounts. As a result of our settlement with the Commonwealth of Australia, we do not expect to incur similar withholding tax expense with respect to any future interest payments to us from these Australian bank accounts and any future advances of loan proceeds. We incurred a loss in the three months ended March 31, 2004, and did not recognize an income tax benefit for these losses.

Net Income (Loss). During the three months ended March 31, 2005, we experienced a loss of $11,634,000. The loss was $5,264,000 higher than in the three months ended March 31, 2004 when we experienced a loss of $6,370,000. The increase in the net loss is primarily a result of the sales of catalyst materials, non-cash equity compensation and other factors described above.

Liquidity and Capital Resources

General

As of March 31, 2005, we had $89,334,000 in cash and short-term investments. We also have $1,249,000 in restricted cash related primarily to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide, and our letter of credit with YFP, which will be used in the drilling of the first appraisal well on OML 113 offshore Nigeria or given to YFP as liquidated damages if the initial well is not drilled by February 2006. The letter of credit will be cancelled upon the plugging and abandonment or temporary abandonment of the initial well. Our current liabilities totaled $9,699,000, including $5,798,000 of deferred revenue which relates to fuel delivery commitments in connection with the DOE Catoosa Project. All of the fuel delivery commitments have been produced, and we intend to deliver these fuels during 2005.

At March 31, 2005, we had $467,000 in accounts receivable outstanding relating to our Catoosa Demonstration Facility, gas sales, and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $9,288,000 during the three months ended March 31, 2005, compared to $2,384,000 during the three months ended March 31, 2004. Cash flows used in operations included increased research and development costs and the continued operations of our Catoosa Demonstration Facility. We liquidated our catalyst materials during the three months ended March 31, 2004, resulting in net cash proceeds of $5,539,000.

Cash flows used in investment activities were $3,625,000 during the three months ended March 31, 2005, compared to $137,000 during the three months ended March 31, 2004. The increase in cash used in investing activities is primarily related to the increase in capital expenditures of oil and gas assets and the increase in restricted cash used to secure the YFP letter of credit during the three months ended March 31, 2005 compared to the same period in 2004.

Cash flows provided by financing activities were $70,674,000 during the three months ended March 31, 2005, compared to $654,000 during the three months ended March 31, 2004. The increase in cash flows provided by financing activities relates to the proceeds received from the sale of stock and option exercises totaling $71,245,000 during the three months ended March 31, 2005 compared to $199,000 during the same period in 2004.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL technologies, to market the Syntroleum Process, to design and construct GTL plants, and to develop our other commercial projects. Our current plan includes funds for projects for pilot plant, engineering and research and development activities throughout the rest of the year and operations of our Catoosa Demonstration Facility through June 2005. We also expect to invest capital into our international and domestic oil and gas opportunities during 2005. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and through debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements.

We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for an aggregate offering price of approximately $102 million as of April 11, 2005. If adequate funds are not available, we may be required to delay or to eliminate expenditures for our capital projects, as well as our research and development and other activities or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$24,641	$—	$24,641	$—	$—
Purchase Obligations	2,800	2,800	—	—	—
Capital (Finance) Lease Obligations	—	—	—	—	—
Operating Lease Obligations	10,927	2,042	3,382	842	4,661
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	109	—	97	—	12

Total	$38,477	$4,842	$28,120	$842	$4,673

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under two secured promissory notes totaling $24.6 million between Marathon and us for costs relating to the DOE Catoosa Project. At December 31, 2004, we had received advances of $21.3 million under the loan and we had accrued interest of $3.3 million. Each note bears interest at a rate of 8 percent per year and has been extended to mature on June 30, 2006. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the notes. Under this agreement, the form of repayment includes a right for Marathon to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, we may also elect to repay the notes in cash. The promissory notes are secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory notes include failure by us to comply with the terms of the promissory notes, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory notes and liabilities associated with prepaid license fees). At March 31, 2005, we were in compliance with the provisions of the note agreements. The DOE Catoosa Project is partially funded with these note agreements, as changes in the scope of the project have occurred. We expect to pay off the balance of the note with Marathon for the DOE Catoosa Project either from license fees due to us under a site license with Marathon or through other means as provided in the note.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We had leases on our laboratory and our Houston office. Because the ground lessor did not remove us from the lease, we also remain the lessee of a parking garage in Reno, Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001; however, it is included in our schedule of contractual obligations above.

Pursuant to the Joint Venture Agreement we entered into with YFP regarding potential development of an oil and gas discovery on OML 113 as described in “Significant Developments During the Three Months Ended March 31, 2005 — Commercial and License Projects — Nigeria” above, we have provided to YFP a $10 million letter of credit which is guaranteed by cash totaling $10.2 million. Following the finalization of the agreements with the Participants in OML 113 in January 2005, each company paid its proportionate share to guarantee this letter of credit. If we do not commence the drilling of an appraisal well by February 15, 2006, YFP will have the right to draw the full amount from the letter of credit as liquidated damages. Upon such draw, we will reassign to YFP any participating rights we hold in OML 113. We will have the right to draw against the letter of credit to pay for the costs of drilling the appraisal well. At any time after the completion of the drilling of the appraisal well, we may terminate our participation in OML 113 and reassign to YFP any participating rights we may have in OML 113.

Equity Issuances During 2005

In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to Mr. Ziad Ghandour, one of our directors and consultant to us, pursuant to an amended and restated consulting agreement. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados Industrial S.A. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share became exercisable in February 2005 as a result of our agreement with Bluewater Energy Services B.V. All warrants will expire on November 4, 2007. On January 24, 2005, Mr. Ziad Ghandour exercised 200,000 of these warrants to purchase shares of our common stock at an exercise price of $4.50 per share, resulting in proceeds to us of approximately $900,000.

During 2004, we granted restricted common stock units to certain employees under our existing stock option and incentive plans. One-third of these restricted units vested on the date of grant, an additional one-third vest on the first anniversary of the date of grant, and the remaining units vest on the second anniversary of the date of grant. We recorded deferred compensation for these units totaling $2,137,000 at the time of grant based on the market price of our common stock on that date. Total compensation expense related to the vesting of these units was $185,000 during the three months ended March 31, 2005. In connection with the vesting of 125,328 restricted units during the period ended 2005, we repurchased and subsequently cancelled a total of 38,180 shares of common stock as settlement for the employees’ payroll taxes.

In January 2005, we granted an aggregate of 84,081 shares of common stock to certain employees under our existing stock option and incentive plans related to service performed in 2004. Theses shares were fully vested on the date of grant. We recognized compensation expense of $774,000 during the year ended December 31, 2004 for the stock awards that were granted to employees in 2005 related to this plan based on the value of our common stock on January 24, 2005. In connection with the vesting of restricted shares, we repurchased and subsequently cancelled a total of 17,282 shares of common stock as settlement for the employees’ payroll taxes.

On March 17, 2005, we completed the sale of 7,000,000 shares of common stock at a price of $10.00 per share. We sold all of these shares directly to Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc., a registered investment company. The sale resulted in net proceeds to us of approximately $69,950,000.

On April 11, 2005 we completed the sale of 1,000,000 shares of our common stock at a price of $10.00 per share. We sold all of these shares directly to Dorset Group Corporation. The sales resulted in net proceeds to us of approximately $10,000,000.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

New Accounting Pronouncments

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This standard is a revision of SFAS No. 123 and supersedes APBO 25 and its related implementation guidance. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for the first annual reporting period beginning after June 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006, using the standard’s modified prospective application method. Adoption of SFAS No. 123R will not affect our cash flows or financial position, but it will reduce reported income and earnings per share because we will be required to recognize compensation expense for stock options granted under the our stock-based compensation plans, whereas the we have not been required to record such expense under current accounting rules. Under SFAS No. 123 R, we will recognize compensation expense for stock-based compensation over the requisite service period, which is generally three years following the grant date. If we had expensed employee stock options under SFAS No. 123 for the three months ended March 31, 2005, net income and diluted earnings per share would have been reduced by the amounts disclosed above in Note 7 to our consolidated financial statements. Because stock options are determined each year, the impact to our financial statements of the adoption of SFAS No. 123R cannot be predicted with certainty. However, the weighted average fair value of stock option awards disclosed in the footnotes to the financial statements, but not included in compensation expense, over the last three fiscal years ranged from $1.41 to $3.12 per share. Under SFAS No. 123R, the fair value would be amortized into compensation expense over the vesting period of the stock options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $89,334,000 in cash and cash equivalents in the form of money market instruments at March 31, 2005. This compares to approximately $31,573,000 in cash and cash equivalents at December 31, 2004. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

Pursuant to our joint venture agreement with YFP, we also hold restricted funds that secure a letter of credit which we provided to YFP in the amount of $10,000,000. We also entered into a Participation Agreement with several partners to fully develop the OML 113 block, pursuant to which the Participants have contributed ninety percent of the principal deposited, and costs associated with the letter of credit. YFP has the right to draw the full amount from the letter of credit as liquidated damages if the initial well is not drilled by February 2006. We have recorded our ten percent interest in the total letter of credit as restricted cash on the balance sheet as of March 31, 2005. The letter of credit is held in U.S. dollars in a United States financial institution. We believe that our counter-party risks are minimal based on the reputation and history of the institution selected.

We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into U.S. dollars. In the future, we may also have significant investments in countries other than the U.S. The functional currency of these foreign operations may be the local currency; accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the U.S. dollar for their functional currency. Monetary assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was AUD $15,000,000 at March 31, 2005. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the U.S. dollar to the Australian dollar was $0.77 and $0.75 at March 31, 2005 and March 31, 2004, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

On January 24, 2005, Mr. Ziad Ghandour exercised warrants to purchase 200,000 shares of our common stock at an exercise price of $4.50 per share, resulting in proceeds to us of approximately $900,000. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

On January 28, 2005, Sovereign Oil & Gas Company II, LLC exercised warrants to purchase 8,750 shares of our common stock at an exercise price of $6.40 per share, resulting in proceeds to us of approximately $56,000. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

Equity Repurchases

The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the quarter ended March 31, 2005. The table reflects our repurchase of 55,462 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the three months ended March 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	17,282	$9.21	—	—
February 1, 2005 – February 28, 2005	37,525	$10.78	—	—
March 1, 2005 – March 31, 2005	655	$10.34	—	—

Total	55,462	$10.29	—	—

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On April 25, 2005, our board of directors approved the adoption of the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”) covering up to 6,600,000 shares of our common stock. Stock options, stock appreciation rights, stock awards, cash awards and performance awards may be granted under the Plan. In April 2005, the Board of Directors established an annual incentive plan under which employees are eligible to receive a certain number of shares of common stock based on the achievement of certain company-wide objectives and the individual’s performance rating for the year. The Board of Directors also established the following company-wide objectives under the annual incentive plan:

•	defining our Syntroleum Process-based design for GTL FPSO installations;

•	evaluating alternatives for raising funds for acquiring additional stranded gas and liquids projects, and if feasible, implementing a plan to secure funds;

•	securing additional capital resources to support general corporate purposes;

•	identifying and commencing negotiations on three additional integrated stranded gas and liquids projects;

•	evaluating alternatives for catalyst development, including possible participation of a third party;

•	implementing a new oil and gas accounting software package and completing the documentation and testing of the internal controls for the new system in compliance with the Sarbanes-Oxley Act;

•	completing the evaluation of the properties we have leased in Central Kansas for production of low BTU gas, and developing a plan to optimize value; and

•	continuing the demonstration and documentation of our Syntroleum GTL Technologies.

The target annual incentive plan award for executive officers is 15% of their base salary earned in 2005. Payouts for executive officers range from 0% to 150% of his or her target award, depending on the assessment by a committee of outside directors of the satisfaction of the company-wide objectives and the individual’s performance. We expect that awards granted to employees for the attainment of individual objectives will be in the form of shares of our common stock.

Item 6. Exhibits.

*10.1	Participation Agreement dated January 12, 2005 among Syntroleum Nigeria Limited, Lundin Petroleum B.V., Palace Exploration Company, Challenger Minerals Inc., Providence Resources p.l.c., Howard Energy Co., Inc. and Yinka Folawiyo Petroleum Company Ltd. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

+*10.2	Employment Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

+*10.3	Indemnification Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

*10.4	Amendment No. 2 to the Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002, effective as of March 4, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.5	Amendment No. 2 to the Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated February 1, 2003, effective as of March 4, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.6	Stock Purchase Agreement dated March 17, 2005 between Syntroleum Corporation and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 (File No. 0-21911)).

*10.7	Stock Purchase Agreement dated April 11, 2005 between Syntroleum Corporation and Dorset Group Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005 (File No.0-21911)).

10.8	Participation Agreement dated as of April 11, 2005 between Syntroleum International Corporation and Dorset Group Corporation.

10.9	Joinder Agreement dated as of April 20, 2005 between Syntroleum International Corporation and Ernest Williams II Q-TIP TUA dated 01/25/2002.

*10.10	Syntroleum Corporation 2005 Stock Incentive Plan, effective as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

*10.11	Amendment No. 4 to Letter Agreement dated October 3, 2003 between Syntroleum Corporation and TI Capital Management, effective as of March 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

+10.12	Summary of Performance Objectives and Target Payouts under the Syntroleum Corporation Annual Incentive Plan.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins.

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: May 10, 2005	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer and President

Date: May 10, 2005	By:	/s/ Greg G. Jenkins
Greg G. Jenkins
Executive Vice President of Finance and Business Development and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
*10.1	Participation Agreement dated January 12, 2005 among Syntroleum Nigeria Limited, Lundin Petroleum B.V., Palace Exploration Company, Challenger Minerals Inc., Providence Resources p.l.c., Howard Energy Co., Inc. and Yinka Folawiyo Petroleum Company Ltd. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

+*10.2	Employment Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

+*10.3	Indemnification Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2004 (File No. 0-21911)).

*10.4	Amendment No. 2 to the Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated May 8, 2002, effective as of March 4, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.5	Amendment No. 2 to the Secured Promissory Note between Syntroleum Corporation and Marathon Oil Company dated February 1, 2003, effective as of March 4, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.6	Stock Purchase Agreement dated March 17, 2005 between Syntroleum Corporation and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 (File No. 0-21911)).

*10.7

Stock Purchase Agreement dated April 11, 2005 between Syntroleum Corporation and Dorset Group

Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005 (File No.0-21911)).

10.8	Participation Agreement dated as of April 11, 2005 between Syntroleum International Corporation and Dorset Group Corporation.

10.9	Joinder Agreement dated as of April 20, 2005 between Syntroleum International Corporation and Ernest Williams II Q-TIP TUA dated 01/25/2002.

*10.10	Syntroleum Corporation 2005 Stock Incentive Plan, effective as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

*10.11	Amendment No. 4 to Letter Agreement dated October 3, 2003 between Syntroleum Corporation and TI Capital Management, effective as of March 21, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

+10.12	Summary of Performance Objectives and Target Payouts under the Syntroleum Corporation Annual Incentive Plan.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins.

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins.

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement