Form 10-Q
period 2006-03-31
SYNTROLEUM CORP
filed 2006-05-10
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

At May 1, 2006, the number of outstanding shares of the issuer’s common stock was 55,827,664.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) and coal-to-liquids (“CTL”) plants based on the Syntroleum Process, including our barge or ship-mounted GTL plants, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean diesel fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL and CTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers), and the economic production of oil and gas reserves, anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, our support of and relationship with our licensees, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described in this Quarterly Report on Form 10-Q and under the caption “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005.

As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

Our GTL technology can be used for converting natural gas or synthesis gas from coal, into synthetic liquid hydrocarbons. Generally, any reference to GTL is also applicable to CTL unless the context indicates otherwise.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,614	$69,663
Restricted cash	858	1,684
Accounts receivable	2,778	1,224
Current maturities of note receivable	—	1,802
Other current assets	2,509	3,085

Total current assets	66,759	77,458

OIL AND GAS PROPERTY AND EQUIPMENT HELD FOR SALE	1,154	1,927
OIL AND GAS PROPERTIES - at cost, net, using full cost method, including $4,704 and $4,514 at March 31, 2006 and December 31, 2005, excluded from amortization, respectively	4,704	4,514
OTHER PROPERTY AND EQUIPMENT – at cost, net	2,935	2,959
OTHER ASSETS, net	2,840	2,937

	$78,392	$89,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,172	$2,632
Accrued liabilities and other	1,712	2,806
Current maturities of convertible debt	26,345	25,925

Total current liabilities	30,229	31,363

OTHER NONCURRENT LIABILITIES	89	114
STRANDED GAS VENTURE	5,901	4,247
DEFERRED REVENUE	20,665	20,952
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	706	706

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 55,808 and 55,568 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	558	556
Additional paid-in capital	318,796	317,350
Deferred compensation	(2,744)	(2,589)
Accumulated deficit	(295,808)	(282,904)

Total stockholders’ equity	20,802	32,413

	$78,392	$89,795

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Quarter Ended March 31,
	2006	2005
REVENUES:
Joint development revenue	$374	$220
Other revenues	54	3

Total revenues	428	223

COSTS AND EXPENSES:
Catoosa Demonstration Facility	2,920	2,210
Pilot plant, engineering and research and development	3,079	2,085
Depreciation, depletion, amortization and impairment	878	163
General, administrative and other (Including non-cash equity compensation of $1,753 and $2,996 for the quarter ended March 31, 2006 and 2005, respectively.)	6,822	7,327

OPERATING INCOME (LOSS)	(13,271)	(11,562)

INVESTMENT AND INTEREST INCOME	787	212
INTEREST EXPENSE	(488)	(420)
OTHER INCOME (EXPENSE)	(7)	2
FOREIGN CURRENCY EXCHANGE	288	150

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,691)	(11,618)

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,691)	(11,618)

LOSS FROM DISCONTINUED DOMESTIC OIL AND GAS BUSINESS	(213)	(16)

NET INCOME (LOSS)	$(12,904)	$(11,634)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.23)	$(0.24)
Loss from discontinued domestic oil and gas business	(0.00)	(0.00)

Net income (loss)	$(0.23)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	55,710	47,959

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2005	55,568	$556	$317,350	$(2,589)	$(282,904)	$32,413
Stock options exercised	56	1	180	—	—	181
Stock warrants exercised	2	—	12	—	—	12
Vesting of awards granted	122	1	(1)	—	—	—
Issuance of common shares for bonuses	131	1	1,907	(419)	—	1,489
Vesting / cancellation of restricted shares	—	—	—	264	—	264
Retirement of treasury shares	(71)	(1)	(652)	—	—	(653)
Net income (loss)	—	—	—	—	(12,904)	(12,904)

Balance, March 31, 2006	55,808	$558	$318,796	$(2,744)	$(295,808)	$20,802

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,904)	$(11,634)
Loss from discontinued domestic oil and gas business	213	16

Loss from continuing operations	(12,691)	(11,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation depletion, amortization and impairment	876	163
Foreign currency exchange	(289)	(150)
Non-cash compensation expense	1,753	2,996
Non-cash interest expense	488	420
Gain on sale of assets and interest in projects	(6)	—
Changes in assets and liabilities:
Accounts and notes receivable	(240)	165
Other assets	576	378
Accounts payable	(457)	(787)
Accrued liabilities and other	(1,119)	(775)
Deferred revenue	—	(75)

Net cash used in continuing operations	(11,109)	(9,283)
Net cash used in discontinued operations	—	(5)

Net cash used in operating activities	(11,109)	(9,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(124)	(313)
Oil and gas expenditures	(1,156)	(1,228)
Proceeds from disposal of assets	361	—
Proceeds from note receivable	1,802	2
Decrease (increase) in restricted cash	826	(1,028)

Net cash provided by (used in) continuing operations	1,709	(2,567)
Net cash provided by (used in) discontinued operations	550	(1,058)

Net cash provided by (used in) investing activities	2,259	(3,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	193	71,245
Proceeds from stranded gas venture	262	—
Purchase and retirement of treasury stock	(653)	(571)

Net cash provided by (used in) continuing operations	(198)	70,674
Net cash used in discontinued operations	—	—

Net cash provided by (used in) financing activities	(198)	70,674

FOREIGN EXCHANGE EFFECT ON CASH	(1)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,049)	57,761
CASH AND CASH EQUIVALENTS, beginning of period	69,663	31,573

CASH AND CASH EQUIVALENTS, end of period	$60,614	$89,334

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. Basis of Reporting

The primary operations of Syntroleum Corporation and its subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel (subject to certification), kerosene and naphtha, high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffin solvents and certain chemical feedstocks. The Company is also developing methods of applying its technology to convert synthesis gas derived from coal into these same high quality products (“coal-to-liquids” or “CTL”).

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

The Company participated in the design and operation of a demonstration GTL plant located at ARCO’s Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U.S. Department of Energy (“DOE”) Ultra-Clean Fuels Project (“DOE Catoosa Project”), the fuels from this facility have been tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska and by other project participants together with advanced power train and emission control technologies. The Company also owns and operates a two b/d pilot plant (“Tulsa Pilot Plant”) and various laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC under the Securities Exchange Act of 1934.

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

2. Operations and Liquidity

Construction of GTL or CTL plants and other activities, including exploration and production of energy assets and research and development programs in which the Company participates, will require significant capital expenditures by the Company. The Company may obtain funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company may also seek debt or equity financing in the capital markets. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depositary shares or warrants for a remaining aggregate offering price of approximately $102,000,000 as of March 31, 2006. In the event such capital resources are not available to the Company, its GTL and CTL plant development and other activities may be curtailed.

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

3. Oil and Gas Property

The Company follows the full cost method of accounting for exploration, development, and acquisition of oil and gas reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized. These costs plus future development costs of undeveloped properties are amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method on a country-by-country basis. The Company excludes all costs of unevaluated properties from immediate amortization. All of the costs that were unevaluated for the quarter ended March 31, 2006 related to either leasehold, geological and geophysical or acquisition-type costs. The Company will evaluate these costs at least quarterly, or when circumstances warrant, determining if any of the costs should be included in the amortization computation. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, the Company excludes the future cash outflows associated with asset retirement obligations accrued on the balance sheets, if any, from the present value of future net revenues used in the ceiling limitation calculation. For purpose of computing depreciation, depletion and amortization, the Company includes the estimated future expenditures for dismantlement and abandonment costs, net of salvage values, of proved undeveloped properties, if any, in the costs to be amortized. For each cost center, the Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion, amortization and impairment is required.

The Company’s investment in oil and gas activities consisted of the following, excluding activities in the United States, which are included in discontinued operations (in thousands):

	March 31, 2006
	Nigeria	Other	Total
Evaluated properties	$5,046	$10	$5,056
Unevaluated properties	3,438	1,266	4,704

Gross oil and gas properties	8,484	1,276	9,760
Accumulated depreciation, depletion, amortization, and Impairment	(5,046)	(10)	(5,056)

Net oil and gas properties	$3,438	$1,266	$4,704

	December 31, 2005
	Nigeria	Other	Total
Evaluated properties	$4,365	$10	$4,375
Unevaluated properties	3,505	1,009	4,514

Gross oil and gas properties	7,870	1,019	8,889
Accumulated depreciation, depletion, amortization, and Impairment	(4,365)	(10)	(4,375)

Net oil and gas properties	$3,505	$1,009	$4,514

Nigeria. The Company’s Nigerian oil and gas activities have included leasehold acquisition, geological and geophysical work over various areas in Nigeria, and drilling costs for the Aje-3 (“Aje-3”) well in Oil Mining Lease (“OML”) 113 offshore Nigeria. All of the capitalized costs for Nigerian oil and gas activities have been for exploration purposes. The Company’s total drilling, logging, and dry hole evaluated costs of Aje-3 was $3,331,000. The Company recognized depletion, depreciation, amortization and impairment expense for the costs of drilling and testing this well in 2005. Certain leasehold costs are considered to be unevaluated and are therefore excluded from amortization. No production from these properties has occurred as of March 31, 2006.

The Company has participated in other activities in Nigeria, including geological and geophysical work within other areas of OML 113 and other areas of Nigeria. Management has reviewed its portfolio of projects and determined that no further development will occur on some of these properties. The amount of capitalized costs for these activities totaled $1,715,000 at March 31, 2006 and is considered to be evaluated. The Company has charged $681,000 for geological and geophysical work to depletion, depreciation, amortization and impairment expense for the quarter ended March 31, 2006. The amount of capitalized cost considered to be unevaluated as of March 31, 2006 totaled $3,438,000.

Other. The Company is participating in other international oil and gas activities. These activities have primarily included geological and geophysical reviews on fields in various areas, including Indonesia, Malaysia, Bangladesh, Singapore, Angola, Vietnam, United Arab Emirates, and others. The total of capitalized costs associated with these activities totaled $1,276,000, of which $1,266,000 is considered to be unevaluated as of March 31, 2006.

4. Discontinued Operations and Assets Held for Sale

The Company’s oil and gas activities in the United States have included the acquisition of oil and gas leases in the Central Kansas Uplift, geological and geophysical work, drilling and completion of eight wells and the re-entry of three wells. The Company also acquired gas processing equipment, including a gas processing plant that was intended to be used in the Central Kansas Uplift. In October 2005, management completed an evaluation of the potential reserves and the economics related to these properties and decided to focus its efforts on aligning the Company with specific goals and projects that have GTL and CTL potential. As a result, management decided to discontinue further expenditures in the Central Kansas Uplift area and began disposing of these properties. The net effect of the United States oil and gas activities, including the related gas processing plant and equipment, is presented as discontinued operations in the financial statements for the quarters ended March 31, 2006 and 2005 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Oil and Gas Properties. Certain leasehold acres in the area were sold in November 2005 for $1,000,000. The proceeds from this sale were accounted for as a reduction in the full cost pool. The remaining leasehold acreage, including the wells and well equipment, was sold for $522,000 in January 2006. The assets related to the domestic oil and gas operations have been accounted for as assets held for sale in the consolidated balance sheets. The Company no longer has any oil and gas properties in the United States.

Gas Processing Equipment. The Company follows provisions of SFAS No. 144. The Company makes assessments of impairment on a project-by-project basis. Management reviews assets for impairment upon the occurrence of certain events indicating that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. The Company recorded an impairment of approximately $205,000 related to its gas processing plant and equipment during the quarter ended March 31, 2006 which is reflected in loss from discontinued domestic oil and gas operations. The write down included costs associated with engineering, design, the gas processing plant and other gas processing equipment. The processing plant and equipment is considered held for sale as of March 31, 2006 at an estimated fair value of $1,154,000. Management is actively seeking interested parties for the sale of this plant and related equipment. Management expects to finalize the sale of these assets in 2006.

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

6. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants equivalent to 11,555,102 and 8,725,877 shares of common stock exercisable at a weighted average exercise price of $6.97 and $5.74 for the periods ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive. Unvested restricted common stock units totaling 332,999 and 138,319 were also not included in the computation of diluted earnings (loss) per share for the periods ended March 31, 2006 and 2005, respectively, as they are anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at March 31, 2006 and March 31, 2005 totals 4,390,822 and 4,106,822 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the periods ended March 31, 2006 and 2005.

7. Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment (“SFAS No. 123 (R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, which is generally the vesting period of the equity grant. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of the SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

The Company adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. For the three months ended March 31, 2006, the Company recorded a total of $1,753,000 of share-based compensation expense. At January 1, 2006, the Company had no cumulative effect associated with adopting SFAS No. 123(R).

The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Restricted stock units generally vest over three years. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of March 31, 2006, approximately 2,734,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 10,789,000 shares of common stock in relation to stock options or grants outstanding or available for grant under the plans. The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2005	7,774,414	$7.40
Granted at market price	336,500	$9.29
Exercised	(56,052)	$3.22
Expired or forfeited	—	—

OUTSTANDING AT MARCH 31, 2006	8,054,862	$7.50

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.49 - $1.62	1,478,608	$1.55	5.53	1,478,608	$1.55
$1.70 - $6.21	1,378,809	$3.56	6.51	1,184,818	$3.35
$6.36 - $9.30	1,416,212	$7.22	6.70	943,623	$7.31
$9.32 - $10.51	1,053,000	$9.96	9.40	60,336	$9.56
$10.52 - $10.52	2,000,000	$10.52	9.23	—	—
$10.70 - $19.88	728,233	$15.75	4.16	698,900	$15.96

	8,054,862	$7.50		4,366,285	$5.70

The fair value of options granted during the quarter ended March 31, 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices and historical volatilities. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the quarter ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The total grant date fair value of stock options that were granted during the quarter ended March 31, 2006 was $2,241,000 at a weighted average grant date fair value of $6.66 per stock option. The fair value of these options was estimated with the following weighted average assumptions:

March 31, 2006
Expected dividend yield	0%
Expected volatility	83%
Risk-free interest rate	4.47%
Expected life	5.71yrs.

During the quarter ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $347,000 and the total amount of cash received by the Company from the exercise of these options was $181,000. As of March 31, 2006, the aggregrate intrinisic value of stock options that are fully vested or are expected to vest was approximately $5,892,000 with a remaining weighted average contractual term of approximately six years. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested stock options was $16,266,000 which will be fully amortized using the straight line basis over the vesting period of the options, which is generally three to five years.

The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded over the vesting period. The total grant date fair value of 332,999 common stock and restricted common stock units outstanding as of March 31, 2006 was $3,322,000. The total grant date fair value of 175,696 common stock and restricted stock units granted during the quarter ended March 31, 2006 was approximately $1,658,000 with a weighted average grant date fair value of $9.44 per share. The total fair value of 252,351 shares vested during the quarter ended March 31, 2006 was $2,342,000. As of March 31, 2006, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,754,000. In addition, as of March 31, 2006, unrecognized compensation cost related to non-vested restricted stock units was $2,744,000, which is expected to be recognized over a weighted average period of three years. The number of restricted common stock units and common stock grants outstanding and changes in these grants are as follows:

Shares /Units
OUTSTANDING AT DECEMBER 31, 2005	409,654
Granted	175,696
Vested	(252,351)
Expired or forfeited	—

OUTSTANDING AT MARCH 31, 2006	332,999

Prior to adoption of SFAS No. 123 (R), the Company did not recognize compensation expense for employee stock option grants, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. For the quarter ended March 31, 2005, the Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the Company’s net income and earnings per share.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan prior to January 1, 2006 (in thousands, except per share data):

Quarter Ended March 31, 2005
Net income (loss), as reported	$(11,634)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled	(520)

Pro forma net income (loss)	$(12,154)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.24)
Basic and diluted- pro forma	$(0.25)

The weighted average assumptions used for the stock options granted during the quarter ended March 31, 2005 are summarized as follows:

March 31, 2005
Expected dividend yield	0%
Expected volatility	47%
Risk-free interest rate	4.10%
Expected life	5.0yrs.

8. Note Receivable

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

FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006.

In March 2006, FRI and the Company entered into a debt settlement agreement of the promissory note. FRI then paid to the Company $1,848,000, which represented the outstanding principal amount together with all accrued but unpaid interest due on the note. The Company has agreed to discount the total amount due on the note by $259,000 in return for release of the ground lease with the city of Reno (See Note 10). The Company and FRI have established an escrow account to be released after ninety days to either party depending on the outcome of the release of the ground lease. As of March 31, 2006 the Company had not been released from the ground lease and has recorded the escrow account as restricted cash in the accompanying balance sheet.

9. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of March 31, 2006, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and the maturity date was extended in March 2005 to June 30, 2006. The Company is currently reviewing various options with regards to this note. The current balance of $26.3 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of March 31, 2006. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The only other form of repayment to Marathon is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, the Company may also elect to repay the note in cash. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of March 31, 2006.

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

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed until 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that beginning in 2008 (the first full year following the renegotiation), rent payments will be $4,524,000 per year. This projection was based on assessed property values and certain clauses in the lease agreement. Subsequent renegotiations will occur in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $269,151,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396,000,000. The property tax records indicate a fair market value for the hotel and the land of $244,143,000. The Hyatt Hotel had gross revenues of $92,800,000 subject to the lease agreement for the year ended May 31, 2005.

In December 2005, management learned that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) has been petitioned for an involuntary Chapter 11 bankruptcy by Beecher Limited and others, creditors of Azabu in various business ventures. Subsequent to December 31, 2005, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk or default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheet at March 31, 2006 or December 31, 2005.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000 (See Note 8); however, Scout was not released from the land lease by the landowner. This lease requires total remaining lease payments of $5,701,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. In accordance with the debt settlement agreement, FRI has ninety days from March 2006 to effectively release the Company from the ground lease in order to receive a discount on the full payment of the note. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at March 31, 2006 or December 31, 2005.

The Company’s license agreements require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum Process, acts or omissions by the Company in connection with the preparation of PDPs for licensee plants and performance guarantees related to plants constructed by licensees. All amounts received for license fees have been recorded as deferred revenue in the consolidated balance sheets.

The accuracy and appropriateness of costs charged to the U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies.

Most of the company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of March 31, 2006 the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.

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

11. Reclassifications

Certain reclassifications have been made to the March 31, 2005 consolidated statement of operations and cash flows to conform to the 2006 presentation. These reclassifications had no impact on net income (loss).

12. Segment Information

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

The Domestic Oil and Gas segment includes the acquisition of oil and gas leases, geological and geophysical work, drilling and completion of wells and related administrative work in the United States. All of the assets of the Domestic Oil and Gas segment have been disposed of or are classified as held for sale. Management has classified this segment as discontinued operations in the consolidated statements of operations for the quarters ended March 31, 2006 and 2005 (See Note 4).

The International Oil and Gas segment includes project development expenses and capital expenditures for projects that involve traditional methods of production and processing and projects that may later include the use of our GTL technologies in international areas. International Oil and Gas revenues will include revenues from production and processing of oil and gas.

The reportable business segments are summarized below (in thousands):

	Domestic Oil and Gas	International Oil and Gas	Technology, General, Administrative and Other	Total
2006
Revenue	$—	$—	$428	$428
Operating cost	$—	$684	$13,015	$13,699
Net income/(loss)	$(213)	$(743)	$(11,948)	$(12,904)
Capital expenditures	$—	$1,156	$124	$1,280

2005
Revenue	$—	$—	$223	$223
Operating cost	$—	$25	$11,760	$11,785
Net income/(loss)	$(16)	$(22)	$(11,596)	$(11,634)
Capital expenditures	$1,058	$1,228	$313	$2,599

Total assets related to each business segment consisted of the following as of (in thousands):

	Domestic Oil and Gas	International Oil and Gas	Technology, General, Administrative and Other	Total
March 31, 2006	$1,154	$11,830	$65,408	$78,392
December 31, 2005	$1,927	$8,135	$79,733	$89,795

13. Subsequent Events

On April 24, 2006, the Company’s stockholders approved an amendment to the Company’s Joint Development Agreement with Sovereign to change the exercise price of warrants issued to the closing per share sale price of the Company’s common stock as of December 1 prior to the contract year in which the warrants were issued. December 1 of each year is the date that either party must notify the other party that it is electing to terminate the contract as of March 1 of the following year. For the 2005 and 2006 contract years, the exercise price was $6.94 and $7.98 per share at the continuation date. The exercise price for the 25,000 warrants to purchase shares of common stock granted in November 2005 have changed from $11.16 to $6.94 per share. This results in a change of valuation for these warrants of approximately $26,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2005 (including our audited financial statements and the accompanying notes).

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

We are currently investing a significant amount of our resources into our designed GTL Mobile Facility and other potential international or domestic GTL or CTL projects. We believe that these projects offer the greatest potential to meet our objective of generating cash flow and utilizing the advantages of our processes. We also have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, Australia, Bolivia, Egypt, Federal Republic of Germany, Nigeria, Papua New Guinea, Trinidad and the United States. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. We are currently exploring alternatives for raising capital to fund the growth of our CTL business, including the development, and demonstration of effectiveness, of our technology with coal-derived synthesis gas. We expect to incur increases in our costs as we continue to develop and commercialize our projects. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

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

Until the commencement of commercial operation of GTL or CTL plants in which we own an interest or an oil and gas project we are developing, we expect that cash flow relating to the Syntroleum Process will consist primarily of revenues associated with joint development activities. We will not receive any cash flow from GTL or CTL plants in which we own an equity interest until the first of these plants is constructed and will not receive additional license fees until we enter into additional license agreements or existing licensees develop commercial plants. Our future operating revenues will depend on the successful commercial construction and operation of GTL or CTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.

GTL/CTL Plant Revenues. We intend to develop GTL or CTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. Some of the anticipated products of these plants (i.e., synthetic crude oil, Fischer-Tropsch waxes, synthetic diesel and other fuels, naphtha, lube base oils, process oils, drilling fluid and/or liquid normal paraffins) have historically been sold at premium prices and may result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our GTL or CTL plants will include co-venturers who have low-cost gas or coal reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant as well as engineering, procurement and construction contractors and Floating, Production, Storage and Offloading vessel (“FPSO”) operators.

Oil and Gas Sales Revenues. We are pursuing projects in which we are directly involved in oil and gas field development and the processing of natural gas using available gas processing technologies. These include projects in which we only produce oil or natural gas and projects that may later evolve into integrated projects that would involve development, production and processing of hydrocarbons. Revenue from these projects will be recognized based on actual volumes produced and sold to purchasers. Projects we are currently pursuing include the upstream development of OML 113, including the Aje Field, and the Ajapa field within OML 90 offshore Nigeria and others. We expect these projects will be pursued by us and with co-venturers through various arrangements. We anticipate receiving revenues from these projects, including sales of oil and gas from properties owned by us or jointly with another party, as well as processing and gathering fees from facilities in which we own an interest.

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

Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50 percent of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50 percent of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $8.8 million of license credits returned by the Commonwealth of Australia as part of the settlement for the Sweetwater project and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50 percent of the advances should the licensee build a plant that does not pass all performance testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

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

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL and CTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon Oil Company (“Marathon”), the U.S. Department of Energy (“DOE”), the U.S. Department of Defense (“DOD”) and Ivanhoe. Currently, Marathon is the only party to receive credits against future license fees as the result of joint development activities. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon affect the comparability of the periods presented.

Demonstration Plant Product Sales Revenues. We expect to provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel, and FC-1 naphtha fuels to the U.S. Department of Transportation (“DOT”), DOD and various other customers for their use in further research and testing upon their request. Our ultra-clean S-2 diesel fuel is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics and alcohols. The fuels are produced at our Catoosa Demonstration Facility. Revenues will be recognized upon delivery of the requested fuels.

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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate our laboratory, pilot plant and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of our GTL Mobile Facility project. These costs, which relate primarily to outside contract services for initial engineering, design, and development, are included in pilot plant, engineering and research and development costs in our consolidated statements of operations.

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

We have also recognized depreciation, depletion, amortization, and impairment expense primarily related to oil and gas assets, office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. We expect to incur increases in our operating expenses as we continue to develop and commercialize our GTL Mobile Facility or GTL or CTL plant and other projects. Our operating expenses could increase further if we accelerate our development of these or other commercial projects.

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

We have completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on management’s decision to focus efforts with company specific goals in line with strategic activities. We recorded impairment expense of $205,000 related to the associated gas processing plant and equipment during the quarter ended March 31, 2006. We successfully sold certain leasehold acres during 2005 for $1,000,000. The remaining leasehold acreage, including the wells and equipment, sold for $522,000 in January, 2006. We are actively seeking prospects for sale of our gas processing plant and related equipment and expect to complete the sale in 2006. Net oil and gas properties and equipment classified as held for sale is $1,154,000 as of March 31, 2006.

Significant Developments During 2006

Commercial and Licensee Projects

OML 90. In November 2005, we entered into a Heads of Agreement with Brittania-U Nigeria Limited (“Brittania-U”) to acquire a 40 percent participating interest in the Ajapa Marginal Field (the “Ajapa Field”) in OML 90 offshore Nigeria, which has a size of approximately 11,367 acres. On February 26, 2006, we entered into a Participation Agreement and Joint Operating Agreement with Britannia-U regarding the Ajapa Field. The Nigerian government and certain third parties must approve this transaction before the 40 percent participating interest can be transferred to us. After the required approvals have been obtained, we must pay $4 million to Brittania-U and we must commence Phase 1 of the drilling program within six months. Under Phase 1, we must spend at least $6 million to drill, evaluate, test and either complete or plug and abandon one well in the Ajapa Field. If the costs of the Phase 1 drilling program exceed $6 million, we have the option to either withdraw from this phase or continue this phase using additional funds. We currently estimate that it will cost more than $6 million for us to complete the Phase 1 drilling program. After Phase 1, we may either withdraw from the entire project or enter into continuing phases as outlined in the applicable agreements.

There are three phases of the drilling program for the Ajapa Field with a total commitment of $50 million. In addition, we are required to pay certain bonuses to Brittania-U, including the $4 million bonus discussed above once certain approvals are received, a $3 million bonus if we elect to proceed to Phase 2 of the drilling program, and a final bonus based on the reserves established if we elect to proceed to Phase 3 of the drilling program. Before project payout, we must pay 100 percent of all costs in return for an 80 percent net revenue interest. After project payout, but before 15 million barrels of crude oil have been produced, we must pay 50 percent of all costs in return for a 50 percent net revenue interest in the field. After payout and after 15 million barrels of crude oil have been produced, we must pay 40 percent of all costs in return for a 40 percent net revenue interest. We are currently evaluating the financing options for this project. In accordance with our agreement with Sovereign, we have the obligation to issue to Sovereign warrants to purchase 25,000 shares of our common stock for its efforts related to this project.

OML 113. On August 27, 2004, we entered into a Heads of Agreement with Yinka Folawiyo Petroleum Company Ltd. (“YFP”), pursuant to which we are required to delineate and potentially develop an oil and gas discovery on OML 113 offshore Nigeria. On October 7, 2004 we and YFP entered into a Joint Venture Agreement pursuant to the Heads of Agreement. The license covers approximately 413,000 acres.

On January 13, 2005, we finalized agreements to begin the delineation of the Aje Field. The agreements are with YFP and several other companies, to which we refer collectively as the “Participants.” The agreements required the Participants to pay 90 percent of the cost to drill and log one delineation well in the Aje Field discovery and one option well in order to earn 67.5 percent of our participating interest in OML 113. Additionally, upon commencement of commercial production, the Participants are required to pay a development bonus to us.

We secured and drilled the first delineation well, which we refer to as the “Aje-3 well” during the third quarter of 2005. Our total net cost of drilling the delineation well totaled $3,331,000. In October 2005, we reached the reservoir objectives as anticipated and a detailed logging program was acquired and interpreted. The Participants found the economics for commercial completion to be unfavorable. In October 2005, the well was plugged and abandoned. Three wells, including the Aje-3 well, have been drilled on the Aje structure and have proven the existence of an active petroleum system and the presence of a well developed reservoir and seal in the block. As noted above, the Participants agreed to pay promoted costs to drill and log one delineation well in the Aje Field discovery and one option well in order to earn a participating interest in OML 113. The Participants must decide on the drilling of a second well by October 5, 2006. If the Participants elect not to drill a second well, we have the right to drill a second well by April 5, 2007. The rights to this block will be returned to YFP if the drilling of a second well does not commence by April 5, 2007, subject to rig availability. Howard Energy Co., Inc. is no longer a Participant in this project as of December 2005. Their respective interest has been assumed by the remaining Participants. We expect to incur additional expenditures relating to this project in the future, and the amount of such expenditures could be substantial.

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

Under the terms of the participation agreements entered into with other venture participants, the other venture participants will fund 100 percent of the costs to acquire the rights to stranded gas and liquids projects and will receive 20 percent of the interest that we acquire in any such project as well as repayment for 80 percent, plus accrued interest, of the funds contributed to the venture from the revenues of the projects acquired jointly.

As a result of entering into the participation agreements with respect to the Stranded Gas Venture, we have issued 103,627 shares of common stock and paid $600,000 in cash to TI Capital Management (“TI Capital”) in accordance with its amended consulting agreement.

Mobile GTL Facility. We refer to both our GTL Barge and GTL FPSO as a Mobile GTL Facility. In August 2003, we announced our plan to commercialize a GTL Barge. The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support a liquefied natural gas facility. The Mobile GTL Facility builds on the strengths and advantages of the Syntroleum Process, which utilizes air instead of oxygen. The Mobile GTL Facility is also designed to have equipment to process natural gas liquids. We expect that a single Mobile GTL Facility would be designed to produce approximately 20,400 barrels per day (“b/d”) of total products, of which 8,700 b/d would be zero sulfur diesel fuel. The balance would be a mix of naphtha and natural gas liquids.

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

Ivanhoe Energy. In November 2005, Ivanhoe Energy Inc. (“Ivanhoe”) and Egyptian Natural Gas Holding Company (“EGAS”), the state organization charged with the management of Egypt’s natural gas resources, signed a memorandum of understanding to enable Ivanhoe to conduct and prepare a feasibility study to construct and operate a GTL plant in Egypt. Ivanhoe holds a master unlimited-volume license with us. Ivanhoe has announced that, if the results of the feasibility study are positive, EGAS has agreed to commit up to 4.2 TCF of natural gas for the anticipated 20-year operating life of the proposed project

Sustec AG. On January 31, 2006, we entered into a Memorandum of Understanding (the “Agreement”) with Sustec AG (“Sustec”), a private company based in Basel, Switzerland and parent company of Future Energy of Freiberg, Germany that provides for exclusive joint business development of projects that will integrate Future Energy’s gasification technology with our Fischer-Tropsch technology. The purpose of the joint venture is to develop projects for the conversion of coal and other carbonaceous materials such as pet-coke, reside and biomass into ultra-clean fuels. Each company will own 50 percent of the joint venture. We and Sustec intend to commit exclusive licensing agreements of our respective technologies to a separate business unit that will develop jointly owned coal-to liquids facilities and other non-natural-gas-to-liquids projects worldwide. The agreement will terminate on the earlier of January 28, 2008 or the execution of definitive agreements with respect to the three initial projects to be undertaken in Germany and the United States in accordance with the Agreement.

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

Linc Energy, Ltd. On August 15, 2005, we entered into a Memorandum of Agreement with Australian- based Linc Energy, Ltd. (“Linc Energy”) to pursue the development of a CTL project using the Syntroleum Process in Queensland, Australia. The agreement, which would enable our technology to benefit from Linc Energy’s underground coal gasification (“UCG”) expertise, is part of Linc Energy’s ongoing Chinchilla Project. The terms of the agreement include cooperation on the Chinchilla Project and future UCG-CTL projects to be pursued by Linc Energy under a CTL license from us, and provide us with an option to invest in the equity of these projects. We and Linc Energy have agreed to jointly fund a series of technology demonstration programs in advance of developing engineering designs for the CTL projects. The agreement has been extended to terminate on June 30, 2006, unless extended further by mutual agreement of the parties.

Demonstration and Scale-up Activities

DOE Catoosa Project. The DOE concluded an agreement in 2001 with Integrated Concepts and Research Corporation to provide funding to a team of companies for the DOE Catoosa Project for which we received preliminary approval in October 2000. In May 2002, we signed a participation agreement with Marathon in connection with this project. The project included the construction of the Catoosa Demonstration Facility, a plant designed to produce up to approximately 70 b/d of synthetic product. The plant was mechanically completed and dedicated on October 3, 2003, and startup and fuel deliveries commenced in the first quarter of 2004. The fuels from this facility have been tested by other project participants in advanced power train and emission control technologies and were also tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. We have installed additional facilities at the Catoosa Demonstration Facility outside the scope of the DOE Catoosa Project.

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

DOD Project. Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DOD appropriations legislation. We expect to receive approximately $950,000 under the appropriation. Phase II will include expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter and we began work at that time. We have recognized $87,000 in the first quarter ended March 31, 2006 and $435,000 in joint development revenue from this project for 2005. We expect to complete the contract by 2007.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We expect to receive approximately $2.8 million under the appropriation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. Finalization of the contracts for this phase occurred in the second quarter of 2005. We have recognized $209,000 in joint development revenue from this project for the quarter ended March 31, 2006 and $747,000 from this project for the year ended December 31, 2005. We expect to complete the remainder of the work by August 2006.

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

DOT Fuel Evaluation Program. In November 2005, the DOT concluded an agreement with ICRC to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets will demonstrate and test our S-2 FT diesel fuel. Alaskan transit bus fleets will demonstrate and test our S-1 arctic-grade FT diesel fuel. We expect to receive approximately $1.0 million in fuel sales and labor for this program. We have recognized $54,000 in other revenue from this project for the quarter ended March 31, 2006 and $364,000 for the year ended December 31, 2005.

Coal Derived Synthesis Gas. In November 2005, we announced an agreement to conduct laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility. The new testing program will demonstrate the effectiveness of the Syntroleum FT catalysts with proven coal-derived synthesis gas clean-up and treatment processes for use in a CTL application. The testing protocol will include two bench-scale FT reactors and gas sampling connections to the clean synthesis gas production flow. The testing program is planned to begin during 2006 and is expected to run for approximately six months. Our specialists will work with the personnel from the gasification company in this program funded by us.

Research and Development Projects

Our primary research and development projects during the year ended December 31, 2005 related to our GTL technologies for use in GTL plants, including catalyst performance evaluation and enhanced reactor designs. Expenses for pilot plant, engineering and research and development incurred during the quarter ended March 31, 2006 totaled $3,079,000. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and our GTL Mobile Facility. We also operated our Catoosa Demonstration Facility throughout the first quarter of 2006 for further research and development, fuel production, and additional testing. Expenses incurred for the operations and modifications to our Catoosa Demonstration Facility during the quarter ended March 31, 2006 totaled $2,920,000.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues	March 31, 2006	March 31, 2005
Joint Development Revenue	$374	$220
Other	54	3

Total Revenues	$428	$223

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $374,000 for the quarter ended March 31, 2006, compared with $220,000 for the same period in 2005. The increased revenues in 2006 primarily were due to:

•	Increased funding for research and development activities by licensees, the U.S. government and other third parties.

Other Revenue. Revenues from other revenue were $54,000 for the quarter ended March 31, 2006 compared to $3,000 for the same period in 2005. The increase is due to:

•	GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation obtained in the fourth quarter of 2005.

Operating Costs and Expenses	March 31, 2006	March 31, 2005
Catoosa Demonstration Facility	2,920	2,210
Pilot plant, engineering and research and development	3,079	2,085
Depreciation, depletion, amortization and impairment	878	163
General and administrative and other	6,822	7,327

Total Operating Costs and Expenses	$13,699	$11,785

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $2,920,000 during the quarter ended March 31, 2006 compared to $2,210,000 during the same period in 2005. The increase resulted from:

•	Increased expenditures for enhancements and continuing operations; and

•	Increased feedstock prices for operations.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $3,079,000 for the quarter ended March 31, 2006 compared to $2,085,000 during the same period in 2005. The increase in expenditures resulted from:

•	Increased salaries and wages for technical and engineering group;

•	Continuous and increased studies and documentation for process design of a GTL plant; and

•	Modifications, commissioning and start-up costs associated with the Tulsa Pilot Plant.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expenses were $878,000 for the quarter ended March 31, 2006 compared to $163,000 during the same period in 2005, the increase resulted from:

•	Geological and geophysical costs in the amount of $681,000 impaired due to the unlikely nature of future development of certain projects in Nigeria.

General and Administrative and Other. General and administrative expenses for the quarter ended March 31, 2006 were $6,822,000 compared to $7,327,000 during the same period in 2005. The decrease resulted from:

•	Non-cash equity compensation totaled $1,753,000 during the quarter ended March 31, 2006 and related to the adoption of SFAS 123(R), which changes the valuation technique for all share based compensation. Non-cash equity compensation totaled $2,996,000 during the quarter ended March 31, 2005 and related to the vesting of warrants granted to a consultant upon the achievement of our agreement with Bluewater and vesting of restricted stock units; and

•	The decrease in non-cash equity compensation is offset by an increase in general and administrative staffing resulting in higher salaries and wages and other components directly correlated with increased staffing

Other Income and Expenses and Net Income (Loss)	March 31, 2006	March 31, 2005
Investment and Interest Income	$787	$212
Interest Expense	(488)	(420)
Other Income (Expense)	(7)	2
Foreign Currency Exchange	288	150
Income Taxes	—	—
Income from discontinued domestic oil and gas business	(213)	(16)

Net Income (Loss)	$(12,904)	$(11,634)

Investment and Interest Income. Investment and interest income was $787,000 in the quarter ended March 31, 2006 compared to $212,000 during the same period in 2005. The increase resulted from:

•	Increased interest income earned on a higher cash balance.

Interest Expense. Interest expense was $488,000 during the first quarter ended March 31, 2006 compared to interest expense of $420,000 during the same period in 2005. The increase resulted from:

•	Compounding of interest related to the Marathon convertible debt.

Other Income (Expense), Foreign Exchange and Minority Interests. Other income (expense), including foreign exchange loss and minority interest, was income of $281,000 for the quarter ended March 31, 2006, compared to income of $152,000 during the same period in 2005. The increase resulted from:

•	Foreign currency gains increased in 2006 due to the change in the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

Income from Operations of Discontinued Domestic Oil and Gas Business. Loss from the discontinuation of the domestic oil and gas business for the quarter ended March 31, 2006 was $213,000 and $16,000 for the same period in 2005. The increased loss resulted from:

•	Depreciation, depletion, amortization, and impairment of properties and equipment associated with the domestic gas processing business. These assets are classified as held for sale and have been written to estimated market value. Impairment in 2006 was approximately $213,000.

Net Income (Loss). The total net income loss for the quarter ended March 31, 2006 was $12,904,000 compared to $11,634,000 for the same period in 2005. The increased loss resulted from:

•	Increasing operating expenditures to increase research and development activities and other factors as described above.

Liquidity and Capital Resources

General

As of March 31, 2006, we had $60,614,000 in cash and short-term investments. We also had $858,000 in restricted cash related primarily to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide and amounts held in escrow related to the settlement of our note receivable with FRI (See Note 9). Our current liabilities totaled $30,229,000, including $26,345,000 of convertible debt with Marathon that matures on June 30, 2006.

At March 31, 2006, we had $2,778,000 in accounts receivable outstanding relating to our GTL fuel sales, joint development activities and our stranded gas venture. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $11,109,000 during the quarter ended March 31, 2006, compared to

$9,288,000 during the quarter ended March 31, 2005. The increase in cash flows used in operations results from increasing costs at the Catoosa Demonstration Facility from continuing operations and increased feedstock prices, Pilot Plant Facility continuing operations, and other research and development activities from revenues compared to the same period in 2005.

Cash flows provided by investment activities were $2,259,000 during the quarter ended March 31, 2006, compared to cash flows used in investment activities of $3,625,000 during the quarter ended March 31, 2005. The increase in cash provided by investing activities is primarily related to proceeds received from the note receivable for the Reno Parking Garage and sale of assets, including domestic oil and gas assets, as well as a decrease in restricted cash held in escrow related to our Sovereign agreement.

Cash flows used in financing activities were $198,000 during the quarter ended March 31, 2006, compared to cash flows provided by financing activities of $70,674,000 during the quarter ended March 31, 2005. The decrease in cash flows provided by financing activities relates to the proceeds received from the sale of stock and option exercises totaling $71,245,000 during the quarter ended March 31, 2005 compared to $193,000 during the same period in 2006.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2006:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$26,345	$26,345	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	178	89	89	—	—
Operating Lease Obligations	8,139	1,199	2,048	1,000	3,892
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	5,901	—	—	—	5,901

Total	$40,563	$27,633	$2,137	$1,000	$9,793

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $6,065,000 at March 31, 2006.

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under two secured promissory notes totaling $21.3 million between Marathon and us for costs relating to the DOE Catoosa Project. At March 31, 2006, we had received advances of $21.3 million under the loan and we had accrued interest of $5.0 million. Each note bears interest at a rate of 8 percent per year and has been extended to mature on June 30, 2006. We are currently evaluating various options with regards to this note. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the notes. Under this agreement, the form of repayment includes a right for Marathon to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, we may also elect to repay the notes in cash. The promissory notes are secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory notes include failure by us to comply with the terms of the promissory notes, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory notes and liabilities associated with prepaid license fees). At March 31, 2006 we were in compliance with the provisions of the note agreements. The DOE Catoosa Project was partially funded with these note agreements, as changes in the scope of the project have occurred. Continued operation of the Catoosa Demonstration Facility has been funded by us.

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

In accordance with our Participation Agreement and Joint Operating Agreement with Brittania-U described above in “-Significant Developments During 2006,” we must commence Phase I drilling which includes a bonus cost, drilling and evaluation and if necessary, testing of the Ajapa-2 well on OML 90 at a budgeted committed cost of $10 million. Based on current cost estimates, we anticipate exceeding the committed cost budget for the drilling phases. Phase I will not commence until Brittania-U obtains all of the necessary approvals and consents.

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

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Australia, Bolivia, Egypt, Federal Republic of Germany, Nigeria, Papua New Guinea, Trinidad and the United States.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $60,614,000 in cash and cash equivalents in the form of money market instruments and short-term certificates of deposit at March 31, 2006. This compares to approximately $69,663,000 in cash and cash equivalents at December 31, 2005. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $10,665,000 at March 31, 2006. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the United States dollar to the Australian dollar was $0.71 and $0.77 at March 31, 2006 and March 31, 2005, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries are involved in lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any; resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Not applicable.

Equity Repurchases

The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the quarter ended March 31, 2006. The table reflects our repurchase of 70,734 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	31,880	$9.61	—	—
February 1, 2006 – February 28, 2006	38,206	$8.89	—	—
March 1, 2006 – March 31, 2006	648	$8.47	—	—

Total	70,734	$9.21	—	—

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Under the Syntroleum Corporation 2006 Stock Incentive Plan, employees are eligible to receive a certain number of shares of common stock based on the achievement of certain company-wide objectives and the individual’s performance rating for the year. On January 23, 2006, our board of directors established the following company-wide objectives under the Syntroleum Corporation 2006 Stock Incentive Plan:

•	Demonstrate coal-derived synthesis gas cleanup in association with our technologies;

•	Complete a third-party due diligence review of our technical processes;

•	Document mechanical designs for our various technical processes;

•	Finalize our GTL FPSO feasibility study;

•	Secure additional capital resources to support our GTL FPSO or other commercial Fischer-Tropsch plant, our continued efforts in coal-to-liquids technology and our upstream oil and gas projects; and

•	Develop a robust process for project / jurisdiction screening and approval.

Item 6. Exhibits.

*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*10.1	Amendment No. 5 dated as of February 13, 2006 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 (File No. 0-21911)).

+*10.2	Form of Service Vested Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006 (File No. 0-21911)).

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: May 10, 2005	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer and President

Date: May 10, 2005	By:	/s/ Greg G. Jenkins
Greg G. Jenkins
Executive Vice President of Finance and Business Development and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*10.1	Amendment No. 5 dated as of February 13, 2006 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 (File No. 0-21911)).

+*10.2	Form of Service Vested Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006 (File No. 0-21911)).

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement