Form 10-Q
period 2006-06-30
SYNTROLEUM CORP
filed 2006-08-09
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

At August 1, 2006, the number of outstanding shares of the issuer’s common stock was 55,865,696.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,423	$69,663
Restricted cash	3,571	1,684
Accounts receivable	1,162	1,224
Current maturities of note receivable	—	1,802
Other current assets	723	3,085

Total current assets	51,879	77,458

OIL AND GAS PROPERTY AND EQUIPMENT HELD FOR SALE	1,150	1,927
OIL AND GAS PROPERTIES - at cost, net, using full cost method, including $4,633 and $4,514 at June 30, 2006 and December 31, 2005, excluded from amortization, respectively	4,633	4,514
OTHER PROPERTY AND EQUIPMENT – at cost, net	2,883	2,959
OTHER ASSETS, net	2,743	2,937

	$63,288	$89,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,258	$2,632
Accrued liabilities and other	933	2,806
Current maturities of convertible debt	26,770	25,925

Total current liabilities	29,961	31,363

OTHER NONCURRENT LIABILITIES	64	114
STRANDED GAS VENTURE	4,730	4,247
DEFERRED REVENUE	20,952	20,952
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	706	706

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 55,833 and 55,568 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	558	556
Additional paid-in capital	317,827	317,350
Deferred compensation	—	(2,589)
Accumulated deficit	(311,510)	(282,904)

Total stockholders’ equity	6,875	32,413

	$63,288	$89,795

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Joint development revenues	$256	$6,208	$630	$6,428
Other revenues	56	3	110	6

Total revenues	312	6,211	740	6,434

COSTS AND EXPENSES:
Catoosa Demonstration Facility	2,734	2,373	5,654	4,583
Pilot plant, engineering and research and development	3,569	2,521	6,648	4,606
Depreciation, depletion, amortization and impairment	1,557	201	2,435	369
General, administrative and other (including non-cash equity compensation of $1,700 and $241 for the three months ended June 30, 2006 and 2005, respectively, and $3,454 and $3,237 for the six months ended June 30, 2006 and 2005, respectively.)	6,828	4,825	13,650	12,147

OPERATING INCOME (LOSS)	(14,376)	(3,709)	(27,647)	(15,271)

INVESTMENT AND INTEREST INCOME	656	734	1,443	946
INTEREST EXPENSE	(493)	(425)	(982)	(845)
OTHER INCOME (EXPENSE), net	(1,200)	3,726	(1,206)	3,728
FOREIGN CURRENCY EXCHANGE	(289)	120	(1)	270

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,702)	446	(28,393)	(11,172)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,702)	446	(28,393)	(11,172)

LOSS FROM DISCONTINUED DOMESTIC OIL AND GAS BUSINESS	—	(1,010)	(213)	(1,026)

NET INCOME (LOSS)	$(15,702)	$(564)	$(28,606)	$(12,198)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.28)	$0.01	$(0.51)	$(0.22)
Loss from discontinued domestic oil and gas business	—	(0.02)	—	(0.02)

Net income (loss)	$(0.28)	$(0.01)	$(0.51)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	55,829	55,181	55,770	51,590

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2005	55,568	$556	$317,350	$(2,589)	$(282,904)	$32,413
Adoption of Statement of Financial Accounting Standards No. 123(R)	—	—	(2,589)	2,589	—	—

Stock options exercised	81	1	231	—	—	232

Stock warrants exercised	2	—	12	—	—	12

Vesting of awards granted	122	1	(1)	—	—	—
Issuance of equity-based compensation for bonuses	131	1	504	—	—	505
Vesting / cancellation of stock options and restricted shares	—	—	2,975	—	—	2,975
Purchase and retirement of treasury shares	(71)	(1)	(655)	—	—	(656)

Net income (loss)	—	—	—	—	(28,606)	(28,606)

Balance, June 30, 2006	55,833	$558	$317,827	$—	$(311,510)	$6,875

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,606)	$(12,198)
Loss from discontinued domestic oil and gas business	213	1,026

Loss from continuing operations	(28,393)	(11,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairment	2,435	369
Foreign currency exchange	1	(271)

Non-cash compensation expense	3,480	3,237
Non-cash interest expense	982	845
Gain on sale of assets and interest in projects	(7)	(3,556)
Changes in assets and liabilities:
Accounts and notes receivable	122	(119)
Other assets	2,362	508
Accounts payable	(375)	(550)
Accrued liabilities and other	(1,923)	(1,221)
Deferred revenue	—	(5,848)

Net cash used in continuing operations	(21,316)	(17,778)
Net cash used in discontinued operations	(3)	(14)

Net cash used in operating activities	(21,319)	(17,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(256)	(595)
Oil and gas expenditures	(2,341)	(7,379)
Proceeds from disposal of assets and conveyance of interests	361	9,438
Proceeds from note receivable	1,802	4
Increase in restricted cash	(1,887)	(1,186)

Net cash provided by (used in) continuing operations	(2,321)	566
Net cash provided by (used in) discontinued operations	550	(1,946)

Net cash used in investing activities	(1,771)	(1,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	244	81,380
Stranded gas venture costs	—	(500)
Proceeds from stranded gas venture	262	1,500
Purchase and retirement of treasury stock	(656)	(592)

Net cash provided by (used in) financing activities	(150)	81,788

FOREIGN EXCHANGE EFFECT ON CASH	—	(1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(23,240)	62,331
CASH AND CASH EQUIVALENTS, beginning of period	69,663	31,573

CASH AND CASH EQUIVALENTS, end of period	$46,423	$93,904

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1. Basis of Reporting

The primary operations of Syntroleum Corporation and its subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel (subject to certification), kerosene and naphtha, and high quality specialty products such as synthetic lubricants, synthetic drilling fluid, waxes, liquid normal paraffin solvents and certain chemical feedstocks. The Company is also developing methods of applying its technology to convert synthesis gas derived from coal into these same high quality products (“coal-to-liquids” or “CTL”).

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

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC under the Securities Exchange Act of 1934. Results of operations for the three month and six month periods ending June 30, 2006 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2006.

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

2. Operations and Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, the Company’s growth has been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of June 30, 2006, the Company had approximately $46,423,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of GTL or CTL plants and other activities, including exploration and production of energy assets and research and development programs in which the Company participates.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue equity partnerships in certain gas or coal monetization projects in order to achieve operating efficiencies. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $102,000,000 as of June 30, 2006. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for its GTL and CTL plant development and other activities, as well as its research and development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. The transactions outlined above may not be available to the Company when needed or on terms acceptable or favorable to the Company.

3. Oil and Gas Property

The Company follows the full cost method of accounting for exploration, development, and acquisition of oil and gas reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized. These costs plus future development costs of undeveloped properties are amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method on a country-by-country basis. The Company excludes all costs of unevaluated properties from immediate amortization. All of the costs that were unevaluated for the quarter ended June 30, 2006 related to either leasehold, geological and geophysical or acquisition-type costs. The Company will evaluate these costs at least quarterly, or when circumstances warrant, determining if any of the costs should be included in the amortization computation. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, the Company excludes the future cash outflows associated with asset retirement obligations accrued on the balance sheets, if any, from the present value of future net revenues used in the ceiling limitation calculation. For purpose of computing depreciation, depletion and amortization, the Company includes the estimated future expenditures for dismantlement and abandonment costs, net of salvage values, of proved undeveloped properties, if any, in the costs to be amortized. For each cost center, the Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion, amortization and impairment is required.

The Company’s investment in oil and gas activities consisted of the following, excluding activities in the United States, which are included in discontinued operations (in thousands):

	June 30, 2006
	Nigeria	Other	Total
Evaluated properties	$5,727	$674	$6,401
Unevaluated properties	3,959	674	4,633

Gross oil and gas properties	9,686	1,348	11,034
Accumulated depreciation, depletion, amortization, and Impairment	(5,727)	(674)	(6,401)

Net oil and gas properties	$3,959	$674	$4,633

	December 31, 2005
	Nigeria	Other	Total
Evaluated properties	$4,365	$10	$4,375
Unevaluated properties	3,505	1,009	4,514

Gross oil and gas properties	7,870	1,019	8,889
Accumulated depreciation, depletion, amortization, and Impairment	(4,365)	(10)	(4,375)

Net oil and gas properties	$3,505	$1,009	$4,514

Nigeria. The Company’s Nigerian oil and gas activities have included leasehold acquisition, geological and geophysical work over various areas in Nigeria, and drilling costs for the Aje-3 (“Aje-3”) well in Oil Mining Lease (“OML”) 113 offshore Nigeria. All of the capitalized costs for Nigerian oil and gas activities have been for exploration purposes. The Company’s total drilling, logging, and dry hole evaluated costs of Aje-3 was $3,331,000. The Company recognized depletion, depreciation, amortization and impairment expense for the costs of drilling and testing this well in 2005. Certain leasehold costs are considered to be unevaluated and are therefore excluded from amortization. No production from these properties has occurred as of June 30, 2006.

The Company has participated in other activities in Nigeria, including geological and geophysical work within other areas of OML 113 and other areas of Nigeria. Management has reviewed its portfolio of projects and determined that no further development will occur on some of these properties. The amount of capitalized costs for the projects that are not expected to proceed totaled $2,396,000 at June 30, 2006 and they are considered to be evaluated. The Company has charged $1,362,000 for geological and geophysical work related to these projects to depletion, depreciation, amortization and impairment expense for the six months ended June 30, 2006. The amount of capitalized cost considered to be unevaluated as of June 30, 2006 totaled $3,959,000.

Other. The Company is participating in other international oil and gas activities. These activities have primarily included geological and geophysical reviews on fields in various areas, including Indonesia, India, Malaysia, Bangladesh, Cameroon, Angola, Sudan, Vietnam, and others. The total of capitalized costs associated with these activities totaled $1,348,000, of which $674,000 is considered to be unevaluated as of June 30, 2006. The Company has charged $664,000 for geological and geophysical work to depletion, depreciation, amortization and impairment expense for the six months ended June 30, 2006.

4. Discontinued Operations and Assets Held for Sale

The Company’s oil and gas activities in the United States have included the acquisition of oil and gas leases in the Central Kansas Uplift, geological and geophysical work, drilling and completion of eight wells and the re-entry of three wells. The Company also acquired gas processing equipment, including a gas processing plant that was intended to be used in the Central Kansas Uplift. In October 2005, management completed an evaluation of the potential reserves and the economics related to these properties and decided to focus its efforts on aligning the Company with specific goals and projects that have GTL and CTL potential. As a result, management decided to discontinue further expenditures in the Central Kansas Uplift area and began disposing of these properties. The net effect of the United States oil and gas activities, including the related gas processing plant and equipment, is presented as discontinued operations in the financial statements for the three months and six months ended June 30, 2006 and 2005 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Gas Processing Equipment. The Company follows provisions of SFAS No. 144. The Company makes assessments of impairment on a project-by-project basis. Management reviews assets for impairment upon the occurrence of certain events indicating that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project. The Company recorded an impairment of approximately $205,000 related to its gas processing plant and equipment during the six months ended June 30, 2006 which is reflected in loss from discontinued domestic oil and gas operations. The write down included costs associated with engineering, design, the gas processing plant and other gas processing equipment. The processing plant and equipment is considered held for sale as of June 30, 2006 at an estimated fair value of $1,150,000. Management is actively seeking interested parties for the sale of this plant and related equipment. Management is focused on completing the sale of these assets in 2006.

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

6. Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants equivalent to 11,785,102 and 10,752,136 shares of common stock exercisable at a weighted average exercise price of $6.98 and $6.67 for the six months ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share as inclusion of these items would be anti-dilutive. Unvested restricted common stock units totaling 331,999 and 133,987 were also not included in the computation of diluted earnings (loss) per share for the six months ended June 30, 2006 and 2005, respectively, as they are anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at June 30, 2006 and June 30, 2005 totals 4,461,627 and 4,177,627 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the periods ended June 30, 2006 and 2005.

7. Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) Share-Based Payment (“SFAS No. 123 (R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, which is generally the vesting period of the equity grant. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of the SFAS No. 123, Accounting for Stock-Based Compensation.

The Company adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. In accordance with the modified prospective transition method, all outstanding deferred compensation at the time of adoption was reclassified to additional paid-in capital. For the three months and six months ended June 30, 2006, the Company recorded a total of $1,700,000 and $3,454,000 or $(0.03) per share and $(0.06) per share of share-based compensation expense, respectively. At January 1, 2006, the Company had no cumulative effect associated with adopting SFAS No. 123(R).

The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Restricted stock units generally vest over three years. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of June 30, 2006, approximately 2,479,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 10,764,000 shares of common stock in relation to stock options or grants outstanding or available for grant under the plans. The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2005	7,774,414	$7.40
Granted at market price	608,500	$8.52
Exercised	(81,052)	$2.85
Expired or forfeited	(17,000)	$9.50

OUTSTANDING AT JUNE 30, 2006	8,284,862	$7.52

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.49 - $1.62	1,473,542	$1.55	5.28	1,473,542	$1.55
$1.70 - $6.37	1,423,041	$3.71	6.22	1,274,715	$3.59
$6.42 - $8.27	1,450,020	$7.08	7.73	805,763	$6.99
$9.12 - $10.51	1,220,026	$9.87	8.05	258,196	$9.46
$10.52 - $10.52	2,000,000	$10.52	8.98	—	—
$10.70 - $19.87	718,233	$15.82	3.84	698,900	$15.96

	8,284,862	$7.52		4,511,116	$5.78

A total of 3,773,746 stock options with a weighted average exercise price of $9.59 were outstanding at June 30, 2006 which had not vested.

The fair value of options granted during the quarter ended June 30, 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices and historical volatilities. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the quarter and six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The total grant date fair value of stock options that were granted during the three and six months ended June 30, 2006 was $1,480,000 and $3,722,000, respectively at a weighted average grant date fair value of $5.44 and $6.12 per stock option. The fair value of these options was estimated with the following weighted average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected dividend yield	0%	0%
Expected volatility	82%	83%
Risk-free interest rate	4.92%	4.67%
Expected life	5.87 yrs.	5.78 yrs.

During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) was $496,000 and the total amount of cash received by the Company from the exercise of these options was $231,000. As of June 30, 2006, the aggregrate intrinisic value of stock options that are fully vested or are expected to vest was approximately $(11,412,000) with a remaining weighted average contractual term of approximately seven years. In addition, as of June 30, 2006, unrecognized compensation cost related to non-vested stock options was $16,322,000 which will be fully amortized using the straight line basis over the vesting period of the options, which is generally three to five years.

The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded over the vesting period. The total grant date fair value of 331,999 common stock and restricted common stock units outstanding as of June 30, 2006 was $3,315,000. The total grant date fair value of 175,696 common stock and restricted stock units granted during the six months ended June 30, 2006 was approximately $1,658,000 with a weighted average grant date fair value of $9.44 per share. The total fair value of 253,351 shares vested or exercised during the six months ended June 30, 2006 was $2,347,000. As of June 30, 2006, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,015,000. In addition, as of June 30, 2006, unrecognized compensation cost related to non-vested restricted stock units was $2,497,000, which is expected to be recognized over a weighted average period of three years. The number of restricted common stock units and common stock grants outstanding and changes in these common stock units are as follows:

Shares /Units
OUTSTANDING AT DECEMBER 31, 2005	409,654
Granted	175,696
Vested or Exercised	(253,351)
Expired or forfeited	—

OUTSTANDING AT JUNE 30, 2006	331,999

Prior to adoption of SFAS No. 123 (R), the Company did not recognize compensation expense for employee stock option grants, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. For the three and six months ended June 30, 2005, the Company used the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 on the Company’s net income and earnings per share.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan prior to January 1, 2006 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(564)	$(12,198)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects, if any	(616)	(1,136)

Pro forma net income (loss)	$(1,180)	$(13,334)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.01)	$(0.24)
Basic and diluted- pro forma	$(0.02)	$(0.26)

The weighted average assumptions used for the stock options granted during the quarter ended June 30, 2005 are summarized as follows:

June 30, 2005
Expected dividend yield	0%
Expected volatility	52%
Risk-free interest rate	3.76%
Expected life	5.0 yrs.

8. Defined Contribution Plan -401(k)

The Company sponsors a defined contribution plan, named the Syntroleum 401(k) Plan (the “401(k) Plan”), covering virtually all employees of Syntroleum Corporation and its wholly-owned subsidiaries who have met the eligibility requirements. Employees of the Company may participate in the 401(k) Plan upon employment with the Company. Participants become eligible for Company matching and profit sharing contributions upon employment on the last day of the 401(k) Plan quarter.

Effective July 1, 2006, the Plan adopted an amendment to allow Company contributions in the form of shares of common stock of the Company (“Syntroleum Stock”). The Plan will include investments in shares of Syntroleum Stock to the extent that such shares are contributed by the Company as a matching or profit sharing contribution. No purchases of Syntroleum Stock will be permitted.

In July 2006, the Company contributed a matching contribution equal to 50 percent of employees’ contributions for the six months ended June 30, 2006. The Company issued 30,299 shares of Syntroleum Stock for this contribution. The expense for this matching contribution totaled $141,000 and has been recorded in the statement of operations for the three and six months ended, June 30, 2006. The Company did not elect to contribute to the 401(k) Plan for the six months ended June 30, 2005.

9. Note Receivable

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

In March 2006, FRI and the Company entered into a debt settlement agreement of the promissory note. FRI then paid to the Company $1,848,000, which represented the outstanding principal amount together with all accrued but unpaid interest due on the note. The Company has agreed to discount the total amount due on the note by $259,000 in return for release of the ground lease with the city of Reno (See Note 11). In accordance with the debt settlement agreement amendment, FRI has ninety days from July 19, 2006 to effectively release the Company from the ground lease in order to receive a discount on the full payment of the note. As of June 30, 2006, the Company had not been released from the ground lease and has recorded the escrow account as restricted cash in the accompanying balance sheet.

10. Marathon Participation and Loan Agreement

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement requires Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon is entitled to credit these contributions against future license fees in specified circumstances. As of June 30, 2006, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as a fuel delivery commitment) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and the maturity date was extended in May 2006 to December 15, 2006. The Company is currently reviewing various options with regards to this note. The current balance of $26.8 million, which includes accrued interest, has been included in current liabilities in the accompanying consolidated balance sheet as of June 30, 2006. If the Company obtains capital for the project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the note. The only other form of repayment to Marathon is its right to convert the promissory note into credits against future license fees or into the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, the Company may also elect to repay the note in cash. The promissory note is secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of June 30, 2006.

11. Commitments and Contingencies

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

The current rent payments for the subject leases are $826,000 per year. The lease amount is fixed through 2006, when the payments will be renegotiated and increased based upon a stipulated formula, the product of which is the fair market value of the land, times a minimum market rate of return of seven percent. The Company projects that beginning in 2007 (the first full year following the renegotiation), rent payments will be $4,524,000 per year. This projection was based on assessed property values and certain clauses in the lease agreement. Subsequent renegotiations will occur in 2017, 2027 and 2037, subject to the same formula. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $269,151,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396,000,000. The property tax records indicate a fair market value for the hotel and the land of $244,143,000. The Hyatt Hotel had gross revenues of $92,800,000 subject to the lease agreement for the year ended May 31, 2005.

In December 2005, management learned that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) has been petitioned for an involuntary Chapter 11 bankruptcy by Beecher Limited and others, creditors of Azabu in various business ventures. Subsequent to December 31, 2005, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheet at June 30, 2006 or December 31, 2005.

Scout is also subject to lease obligations under a land lease for a Reno, Nevada parking garage. This property was sold in 2000 (See Note 9); however, Scout was not released from the land lease by the landowner. This lease requires total remaining lease payments of $5,618,000 and will expire in August 2023. The property is currently owned by Fitzgerald’s Reno Inc. (“FRI”), which continues to make the monthly ground lease payments. In accordance with the debt settlement agreement amendment, FRI has ninety days from July 19, 2006 to effectively release the Company from the ground lease in order to receive a discount on the full payment of the note. If FRI were to default on its obligations, then Scout would have the right to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at June 30, 2006 or December 31, 2005.

Syntroleum entered into a Heads of Agreement with Brittania-U Nigeria Limited (“Brittania-U”) in November 2005, to acquire a 40 percent participating interest in the Ajapa Marginal Field (the “Ajapa Field”) in OML 90 offshore Nigeria. On February 26, 2006, the Company entered into a Participation Agreement and Joint Operating Agreement with Britannia-U regarding the Ajapa Field. The Company received approval from the Nigerian government on June 12, 2006 with regards to the Participation Agreement. Certain other third party approvals are still pending and must be approved before the 40 percent participating interest can be transferred to the Company. After the required approvals have been obtained, the Company must pay $4 million to Brittania-U and we must commence Phase 1 of the drilling program within six months, subject to rig availability. Under Phase 1, the Company must spend at least $6 million to drill, evaluate, test and either complete or plug and abandon one well in the Ajapa Field. If the costs of the Phase 1 drilling program exceed $6 million, the Company has the option to either withdraw from this phase or continue this phase using additional funds. The Company currently estimates that it will cost more than $6 million for the Company to complete the Phase 1 drilling program. After Phase 1, the Company may either withdraw from the entire project or enter into continuing phases as outlined in the applicable agreements. Management has not recorded any liability in its consolidated balance sheets at June 30, 2006 or December 31, 2005 as the 40 percent participating interest will not be transferred to the Company until all approvals have been received by all parties involved. The Company has no obligations until all approvals are received.

There are three phases of the drilling program for the Ajapa Field with a total commitment of $50 million. In addition, the Company is required to pay certain bonuses to Brittania-U, including the $4 million bonus discussed above once certain approvals are received, a $3 million bonus if the Company elects to proceed to Phase 2 of the drilling program, and a final bonus based on the reserves established if the Company elects to proceed to Phase 3 of the drilling program. Before project payout, the Company must pay 100 percent of all costs in return for an 80 percent net revenue interest. After project payout, but before 15 million barrels of crude oil have been produced, the Company must pay 50 percent of all costs in return for a 50 percent net revenue interest in the field. After payout and after 15 million barrels of crude oil have been produced, the Company must pay 40 percent of all costs in return for a 40 percent net revenue interest. The Company is currently evaluating the financing options for this project. In accordance with the Company’s agreement with Sovereign, the Company has the obligation to issue to Sovereign warrants to purchase 25,000 shares of the Company’s common stock for its efforts related to this project.

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

Most of the company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of June 30, 2006 the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.

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

12. Stranded Gas Venture

On April 11, 2005, the Company’s wholly owned subsidiary, Syntroleum International Corporation (“Syntroleum International”), entered into a Participation Agreement with Dorset Group Corporation (“Dorset”) pursuant to which Dorset has committed to provide approximately $40,000,000 to Syntroleum International to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties (the “Stranded Gas Venture”). Subsequently, Ernest Williams II Q-TIP TUA dated 01/25/02 and Selim K. Zilkha Trust joined the Participation Agreement as venture participants and agreed to provide an additional capital commitment of $10,000,000 each, making the total commitment amount $60,000,000. Under the terms of the participation agreements entered into with the venture participants, the venture participants will fund 100 percent of the costs to acquire the rights to stranded gas and liquids projects and will receive 20 percent of the interest that the Company will acquire in any such project as well as repayment for 80 percent, plus accrued interest, of the funds contributed to the venture from the revenues of the projects acquired jointly. The current balance of $4,730,000, which includes accrued interest, has been included in liabilities in the accompanying consolidated balance sheet as of June 30, 2006. Interest is allocated to a portion of principal at an annual rate of 10 percent, compounded annually, in accordance with the Participation Agreement. The Company capitalizes interest associated with the Stranded Gas Venture to oil and gas properties in accordance with the full cost method.

The Company formed the Stranded Gas Venture for the primary purpose of obtaining funds to be used to evaluate investment opportunities, conduct oil and gas project development activities and acquire interests in oil and gas properties with previously discovered reserves, such as our Aje project in OML 113 offshore Nigeria. The effort was initially concentrated on oil projects with associated gas in West Africa, principally Nigeria, and successfully acquired rights in the Ajapa project in OML 90 offshore Nigeria. Because third party approvals of the transfer to the Company of the interest in the Ajapa project have not yet been obtained, the Company has not yet transferred to the participants in the Stranded Gas Venture the portion of that interest that they are entitled to receive.

Management is currently in discussions with Dorset regarding their continued participation in the Stranded Gas Venture and has been informed by Mr. Ziad Ghandour, one of our directors, an employee and a consultant to us, that he has withdrawn as a participant in Dorset. Due to uncertainties regarding Dorset’s continued participation in the Stranded Gas Venture, the Company has reduced the Stranded Gas Venture liability by $1,254,000 for the amount requested of Dorset but not yet received in the accompanying consolidated balance sheet as of June 30, 2006. This amount was previously recorded in accounts receivable and the Stranded Gas Venture liability in the accompanying balance sheet as of December 31, 2005. As of June 30, 2006, the Company has received, or expects to receive, proceeds in the amount of $4,441,000 from the Stranded Gas Venture to be used to evaluate investment opportunities.

13. Reclassifications

Certain reclassifications have been made to the June 30, 2005 consolidated statements of operations and cash flows to reflect the impact of discontinued oil and gas activities (Note 4). These reclassifications had no impact on consolidated net income (loss).

14. New Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109”. FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. Management is currently reviewing the impact of FIN 48 on the Company’s financial statements.

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

The Domestic Oil and Gas segment includes the acquisition of oil and gas leases, geological and geophysical work, drilling and completion of wells and related administrative work in the United States. All of the assets of the Domestic Oil and Gas segment have been disposed of or are classified as held for sale. Management has classified this segment as discontinued operations in the consolidated statements of operations for the six months ended June 30, 2006 and 2005 (See Note 4).

The International Oil and Gas segment includes project development expenses and capital expenditures for projects that involve traditional methods of production and processing and projects that may later include the use of our GTL technologies in international areas. International Oil and Gas revenues will include revenues from production and processing of oil and gas.

The reportable business segments are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Technology, General, Administrative and Other	$312	$6,211	$740	$6,434
International Oil and Gas	—	—	—	—
Domestic Oil and Gas	—	—	—	—

Total	$312	$6,211	$740	$6,434

Operating Cost
Technology, General, Administrative and Other	$13,341	$9,832	$26,356	$21,592
International Oil and Gas	1,347	88	2,031	113

Domestic Oil and Gas	—	—	—	—

Total	$14,688	$9,920	$28,387	$21,705

Net Income/(Loss)
Technology, General, Administrative and Other	$(14,310)	$(3,020)	$(26,258)	$(14,617)
International Oil and Gas	(1,392)	3,466	(2,135)	3,445
Domestic Oil and Gas	—	(1,010)	(213)	(1,026)

Total	$(15,702)	$(564)	$(28,606)	$(12,198)

Capital Expenditures
Technology, General, Administrative and Other	$132	$282	$256	$595
International Oil and Gas	1,185	6,147	2,341	7,379
Domestic Oil and Gas	—	892	—	1,946

Total	$1,317	$7,321	$2,597	$9,920

		June 30, 2006	December 31, 2005
Total Assets
Technology, General, Administrative and Other		$52,272	$79,733
International Oil and Gas		9,866	8,135
Domestic Oil and Gas		1,150	1,927

Total		$63,288	$89,795

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

Overview

We are seeking to develop and employ innovative technology to acquire and cause the production of stranded energy assets in various regions of the world. We are focusing our efforts on:

•	projects that will allow us to use our proprietary processes for converting natural gas, or synthesis gas from coal or other materials, into synthetic liquid hydrocarbons, a process generally known as gas-to-liquids (“GTL”) or coal-to-liquids (“CTL”) technology, utilizing Fischer-Tropsch synthesis; and

•	projects in which we are directly involved in the field development, production and processing of hydrocarbons, including projects that involve traditional methods of production and processing, projects that we expect will later include the use of our GTL technologies.

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

We are currently investing a significant amount of our resources into our designed GTL Mobile Facility and other potential international or domestic GTL or CTL projects. We believe that these projects offer the greatest potential to meet our objective of generating cash flow and utilizing the advantages of our processes. We also have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, Australia, Bolivia, Egypt, Germany, Nigeria, Papua New Guinea, Trinidad and the United States. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. We are currently exploring alternatives for raising capital to fund the growth of our CTL business, including the development and demonstration of effectiveness of our technology with coal-derived synthesis gas. We are also exploring alternatives for raising capital to fund our acquisition of oil and gas properties and conveying all or a portion of our interests in our currently owned properties. We expect to incur increases in our costs as we continue to develop and commercialize our projects.

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process, our proprietary process of converting natural gas or gasified coal into synthetic liquid hydrocarbons, and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons produced by the Syntroleum Process, and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL or CTL plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, commercial operation of GTL or CTL plants or non-GTL projects we are developing. As of June 30, 2006, we had approximately $46,423,000 of cash and cash equivalents available to fund operations. We believe that we currently have sufficient cash and financing capabilities to meet our funding requirements over the next year. However, we have experienced, and continue to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of GTL or CTL plants and other activities, including exploration and production of energy assets and research and development programs in which we participate. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from joint development activities with government entities and other oil and gas companies for research and development activities associated with the Syntroleum Process and various types of fuel sales. In the future, we expect to receive revenue from sales of products or fees for the use of GTL and CTL plants in which we will own an equity interest, demonstration plant product sales, licensing, catalyst sales, research and development activities carried out with industry participants, and oil and gas projects we are developing.

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

Demonstration Plant Product Sales Revenues. We expect to provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel, S-8 jet fuel (subject to certification) and FC-1 naphtha fuels to the U.S. Department of Transportation (“DOT”), DOD and various other customers for their use in further research and testing upon their request. Our ultra-clean S-2 diesel fuel is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics and alcohols. The fuels are produced at our Catoosa Demonstration Facility. Revenues will be recognized upon delivery of the requested fuels. During the periods presented, product sales revenues consisted primarily of amounts received from the DOT.

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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate our laboratory, pilot plant and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of our GTL and CTL technologies including our GTL Mobile Facility project. These costs, which relate primarily to outside contract services for initial engineering, design, and development, are included in pilot plant, engineering and research and development costs in our consolidated statements of operations.

We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitment to the DOE and have delivered all of the required fuels to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. The plant will continue to operate through August of 2006, producing fuels for current fuel sales contracts, seeking to create new efficiency improvements, increasing our data and extending our operating experience, after which we intend to mothball the plant until such time as additional joint development programs or government fuels production contracts are forthcoming.

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

We have completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on management’s decision to focus efforts with company specific goals in line with strategic activities. We recorded impairment expense of $205,000 related to the associated gas processing plant and equipment during the quarter ended March 31, 2006. We successfully sold certain leasehold acres during 2005 for $1,000,000. The remaining leasehold acreage, including the wells and equipment, sold for $522,000 in January, 2006. We are actively seeking prospects for sale of our gas processing plant and related equipment and expect to complete the sale in 2006. Net oil and gas equipment classified as held for sale is $1,150,000 as of June 30, 2006.

Significant Developments During 2006

Commercial and Licensee Projects

OML 90. In November 2005, we entered into a Heads of Agreement with Brittania-U Nigeria Limited (“Brittania-U”) to acquire a 40 percent participating interest in the Ajapa Marginal Field (the “Ajapa Field”) in OML 90 offshore Nigeria, which has a size of approximately 11,367 acres. On February 26, 2006, we entered into a Participation Agreement and Joint Operating Agreement with Britannia-U regarding the Ajapa Field. We received approval from the Nigerian government on June 12, 2006. Certain other third party approvals are still pending and must be approved before the 40 percent participating interest can be transferred to us. After the required approvals have been obtained, we must pay $4 million to Brittania-U and we must commence Phase 1 of the drilling program within six months. Under Phase 1, we must spend at least $6 million to drill, evaluate, test and either complete or plug and abandon one well in the Ajapa Field. If the costs of the Phase 1 drilling program exceed $6 million, we have the option to either withdraw from this phase or continue this phase using additional funds. We currently estimate that it will cost more than $6 million for us to complete the Phase 1 drilling program. After Phase 1, we may either withdraw from the entire project or enter into continuing phases as outlined in the applicable agreements.

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

Stranded Gas Venture. On April 11, 2005, our wholly owned subsidiary, Syntroleum International Corporation (“Syntroleum International”), entered into a Participation Agreement with Dorset Group Corporation (“Dorset”) pursuant to which Dorset has committed to provide approximately $40,000,000 to Syntroleum International to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties (the “Stranded Gas Venture”). Subsequently, Ernest Williams II Q-TIP TUA dated 01/25/02 and Selim K. Zilkha Trust joined the Participation Agreement as a venture participant and agreed to provide an additional capital commitment of $10,000,000 each, making the total commitment amount $60,000,000. Under the terms of the participation agreements entered into with other venture participants, the other venture participants will fund 100 percent of the costs to acquire the rights to stranded gas and liquids projects and will receive 20 percent of the interest that we will acquire in any such project as well as repayment for 80 percent, plus accrued interest, of the funds contributed to the venture from the revenues of the projects acquired jointly. The current balance of $4,730,000, which includes accrued interest, has been included in liabilities in the accompanying consolidated balance sheet as of June 30, 2006. Interest is allocated to a portion of principal at an annual rate of 10 percent, compounded annually, in accordance with the Participation Agreement. We capitalize interest associated with the Stranded Gas Venture to oil and gas properties in accordance with the full cost method.

We formed the Stranded Gas Venture for the primary purpose of obtaining funds to be used to evaluate investment opportunities, conduct oil and gas project development activities and acquire interests in oil and gas properties with previously discovered reserves, such as our Aje project in OML 113 offshore Nigeria. The effort was initially concentrated on oil projects with associated gas in West Africa, principally Nigeria, and successfully acquired rights in the Ajapa project in OML 90 offshore Nigeria. Because third party approvals of the transfer to the Company of the interest in the Ajapa project have not yet been obtained, the Company has not yet transferred to the participants in the Stranded Gas Venture the portion of that interest that they are entitled to receive.

Management is currently in discussions with Dorset regarding their continued participation in the Stranded Gas Venture and has been informed by Mr. Ziad Ghandour, one of our directors and a consultant to us, that he has withdrawn as a participant in Dorset. Due to uncertainties regarding Dorset’s continued participation in the Stranded Gas Venture, the Company has reduced the Stranded Gas Venture liability by $1,254,000 for the amount requested of Dorset but not yet received in the accompanying consolidated balance sheet as of June 30, 2006. This amount was previously recorded in accounts receivable and the Stranded Gas Venture liability in the accompanying balance sheet as of December 31, 2005. As of June 30, 2006, the Company has received, or expects to receive, proceeds in the amount of $4,441,000 from the Stranded Gas Venture to be used to evaluate investment opportunities.

Mobile GTL Facility. We refer to both our GTL Barge and GTL FPSO as a Mobile GTL Facility. In August 2003, we announced our plan to commercialize a GTL Barge. The GTL Barge is designed to develop near-shore coastal natural gas fields and the GTL FPSO is designed to develop offshore natural gas fields. The Mobile GTL Facility focuses on gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the stranded reserves. These fields are generally considered to be too small to support a liquefied natural gas facility. The Mobile GTL Facility builds on the strengths and advantages of the Syntroleum Process, which utilizes air instead of oxygen. The Mobile GTL Facility is also designed to have equipment to process natural gas liquids.

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

Sustec AG. On January 31, 2006, we entered into a Memorandum of Understanding (the “MOU”) with Sustec AG (“Sustec”), a private company based in Basel, Switzerland and parent company of Future Energy of Freiberg, Germany that provides for exclusive joint business development of projects that will integrate Future Energy’s GSP gasification technology with our Fischer-Tropsch technology. The purpose of the joint venture is to develop projects for the conversion of coal and other carbonaceous materials such as pet-coke, reside and biomass into ultra-clean fuels. Subsequent to the execution of this MOU, Sustec completed a transaction with Siemens whereby ownership of the GSP gasification technology and certain other assets were transferred to Siemens. Sustec retained access rights to the GSP gasification technology and has a license to utilize the GSP technology with certain Syntroleum Fischer-Tropsch projects at market rates.

On June 2, 2006 a Project Framework Agreement (“Agreement”) was entered into by us and Sustec outlining the framework for the first project with Sustec in accordance with the MOU. Together we are jointly developing the Spreetal project, up to a 3,000 bpd Fischer-Tropsch Plant which represents Phase One of a planned 20,000 bpd plant. We are considering means to lower the capital cost and reduce the time to commercial operation for this plant, which may include reducing the size of the initial phase of the project. This Agreement will terminate on December 31, 2007 subject to any written extensions by mutual agreement of the parties.

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

Linc Energy, Ltd. On August 15, 2005, we entered into a Memorandum of Agreement with Australian- based Linc Energy, Ltd. (“Linc Energy”) to pursue the development of a CTL project using the Syntroleum Process in Queensland, Australia. The agreement, which would enable our technology to benefit from Linc Energy’s underground coal gasification (“UCG”) expertise, is part of Linc Energy’s ongoing Chinchilla Project. The terms of the agreement include cooperation on the Chinchilla Project and future UCG-CTL projects to be pursued by Linc Energy under a CTL license from us, and provide us with an option to invest in the equity of these projects. We and Linc Energy have agreed to jointly fund a series of technology demonstration programs in advance of developing engineering designs for the CTL projects. The agreement has been extended to terminate on December 31, 2006, unless extended further by mutual agreement of the parties.

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

We have operated the plant since completion of the DOE Catoosa Project and plan to continue operating the plant through August 2006 for ourselves, producing fuels for fuel sales contracts, seeking to create new efficiency improvements, increasing our data and extending our operating experience. We intend to mothball the plant once we have completed these projects until such time as additional joint development programs or government fuels production contracts are forthcoming.

DOD Project. Congress has appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DOD appropriations legislation. We expect to receive approximately $950,000 under the appropriation. Phase II will include expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter and we began work at that time. We have recognized $124,000 in joint development revenue in the six months ended June 30, 2006 and $435,000 from this project during the year ended December 31, 2005. We expect to complete the contract by 2007.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We expect to receive approximately $2.8 million under the appropriation. Phase III of this program will include expanded engineering and design work for single battlefield fuel production systems for sea and land and further single battlefield fuel characterization and demonstration work for all branches of the military. Finalization of the contracts for this phase occurred in the second quarter of 2005. We have recognized $424,000 in joint development revenue from this project in the six months ended June 30, 2006 and $747,000 during the year ended December 31, 2005. We expect to receive an extension for the remainder of this work and complete the contract in early 2007.

In June 2006, we signed a contract to deliver the initial 100,000 gallons of FT alternative fuel to the DOD for evaluation under the DOD’s larger program aimed at long-term prospects for the domestic manufacture and supply of synthetic aviation fuels from FT plants. We plan to supply the fuel by continued operations and production of FT fuel from the Catoosa Demonstration Facility, and production is expected to be completed in August 2006. The Company expects to recognize approximately $2,125,000 in revenue from the sale of jet fuel and labor associated with this contract. There were no shipments or recognition of revenue under this contract as of June 30, 2006. The government is currently seeking up to 200 million gallons of alternative synthetic aviation fuel in 2008 and we anticipate submitting a proposal to them.

DOE Coal-to-Liquids Project. In March 2005, Congress appropriated funding of $4.5 million to Integrated Concepts and Research Corporation and us to evaluate commercially available coal gasification and synthesis gas cleanup technologies and the integration of these processes with a cobalt catalyst based Fischer-Tropsch (“FT”) technology. We anticipate that the results of this work will provide a foundation for the development of a coal-to-liquids plant based on a cobalt catalyst FT technology. Additionally, engineering and economic analysis will be utilized to evaluate the commercial feasibility of a plant in a coal-producing state. We expect to finalize this contract in 2006. We anticipate receiving revenues from this contract in early 2007.

DOT Fuel Evaluation Program. In November 2005, the DOT concluded an agreement with ICRC to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets will demonstrate and test our S-2 FT diesel fuel. Alaskan transit bus fleets will demonstrate and test our S-1 arctic-grade FT diesel fuel. We expect to receive approximately $1.0 million in fuel sales and labor for this program. We have recognized $110,000 in other revenue from this in the six months ended June 30, 2006 and $364,000 during the year ended December 31, 2005.

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

Research and Development Projects

Our primary research and development projects during the six months ended June 30, 2006 related to our GTL technologies for use in GTL plants, including catalyst performance evaluation and enhanced reactor designs. Expenses for pilot plant, engineering and research and development incurred during the six months ended June 30, 2006 totaled $6,648,000. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and our GTL Mobile Facility. We also operated our Catoosa Demonstration Facility throughout the first half of 2006 for further research and development, fuel production for fuels sales contracts, and additional testing. Expenses incurred for the operations and modifications to our Catoosa Demonstration Facility during the six months ended June 30, 2006 totaled $5,654,000.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues	June 30, 2006	June 30, 2005
	(in thousands)
Joint Development Revenue	$256	$6,208
Other	56	3

Total Revenues	$312	$6,211

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $256,000 for the quarter ended June 30, 2006 compared with $6,208,000 for the same period in 2005. The decrease was primarily due to:

•	Revenues in the quarter ended June 30, 2006 primarily consisted of joint development activities with the DOD for technical studies and design for our FPSO and further research of conversion and testing of fuels.

•	The recognition during the period ended June 30, 2005 of previously deferred revenue in regards to the completion of our fuel delivery commitment with the DOE totaling $5,798,000.

Other Revenue. Other revenue was $56,000 for the quarter ended June 30, 2006 compared to $3,000 for the same period in 2005. The increase was primarily due to GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Fairbanks North Star Borough in Fairbanks, Alaska in accordance with our sub-agreement with the Department of Transportation obtained in the fourth quarter of 2005.

Operating Costs and Expenses	June 30, 2006	June 30, 2005
	(in thousands)
Catoosa Demonstration Facility	$2,734	$2,373
Pilot plant, engineering and research and development	3,569	2,521
Depreciation, depletion, amortization and impairment	1,557	201
General and administrative and other	6,828	4,825

Total Operating Costs and Expenses	$14,688	$9,920

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $2,734,000 during the quarter ended June 30, 2006 compared to $2,373,000 during the same period in 2005. The increase primarily resulted from:

•	Increased expenditures for enhancements and continuing operations.

•	Increased contract labor caused from the operations of our Catoosa Demonstration Plant and Tulsa Pilot Plant concurrently.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $3,569,000 for the quarter ended June 30, 2006 compared to $2,521,000 during the same period in 2005. The increase in expenditures resulted primarily from:

•	Construction of a laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility in 2006.

•	Continuous and increased studies and documentation for process design of a GTL plant.

•	Modifications, commissioning and continuing operations costs associated with the Tulsa Pilot Plant in 2006.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expenses were $1,557,000 for the quarter ended June 30, 2006 compared to $201,000 during the same period in 2005. The increase primarily resulted from geological and geophysical costs in the amount of $1,345,000 impaired due to the unlikely future development of certain projects in Indonesia and Nigeria.

General and Administrative and Other. General and administrative expenses for the quarter ended June 30, 2006 were $6,828,000 compared to $4,825,000 during the same period in 2005. The increase primarily resulted from:

•	Non-cash equity compensation of $1,700,000 during the quarter ended June 30, 2006 and related to the adoption of SFAS 123(R), which changes the valuation technique for all share based compensation for employees and requires the value of the shares to be expensed, compared to non-cash equity compensation of $241,000 during the quarter ended June 30, 2005 related to the vesting of restricted stock units.

•	An increase in general and administrative staffing resulting in higher salaries and wages and other components due to increased staffing.

Other Income and Expenses and Net Income (Loss)	June 30, 2006	June 30, 2005
	(in thousands)
Investment and Interest Income	$656	$734
Interest Expense	(493)	(425)
Other Income (Expense), net	(1,200)	3,726
Foreign Currency Exchange	(289)	120
Income Taxes	—	—
Income from discontinued domestic oil and gas business	—	(1,010)

Net Income (Loss)	$(15,702)	$(564)

Investment and Interest Income. Investment and interest income was $656,000 in the quarter ended June 30, 2006 compared to $734,000 during the same period in 2005. The decrease primarily resulted from:

•	Decreased interest income earned on a lower cash balance compared to the same quarter in 2005.

•	Settlement of Note Receivable with Fitzgeralds in the first quarter of 2006.

Interest Expense. Interest expense was $493,000 during the first quarter ended June 30, 2006 compared to interest expense of $425,000 during the same period in 2005. The increase primarily resulted from compounding of interest related to the Marathon convertible debt.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange loss, was a loss of $1,489,000 for the quarter ended June 30, 2006, compared to income of $3,846,000 during the same period in 2005. The decrease resulted primarily from:

•	Foreign currency losses in 2006 due to the change in the exchange rate between the United States dollar and the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

•	A $3,556,000 gain recognized in connection with the signature bonus we received in the second quarter of 2005 from the Participants in the Aje Field development project.

•	A $1,200,000 expense associated with proposed financing of our CTL technology and business development opportunities. This amount was capitalized prior to June 30, 2006 and deemed to be an expense as management does not believe that it is probable that this financing will occur under the original terms of the financing agreement.

Income from Operations of Discontinued Domestic Oil and Gas Business. Loss from the discontinuation of the domestic oil and gas business for the quarter ended June 30, 2006 was $0 compared to $1,010,000 for the same period in 2005. The majority of these assets were disposed of prior to the three months ended June 30, 2006. There was no additional impairment recognized for these assets during 2006. Depreciation, depletion, amortization and impairment in 2005 was approximately $988,000.

Net Income (Loss). The total net loss for the quarter ended June 30, 2006 was $15,702,000 compared to $564,000 for the same period in 2005. The increased loss primarily resulted from:

•	Recognition of previously deferred revenue for the DOE contract in 2005.

•	Signature bonus from Participants in Aje Field development project in 2005.

•	Increasing operating expenditures to increase research and development activities and other factors as described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues	June 30, 2006	June 30, 2005
	(in thousands)
Joint Development Revenue	$630	$6,428
Other	110	6

Total Revenues	$740	$6,434

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $630,000 for the six months ended June 30, 2006, compared with $6,428,000 for the same period in 2005. The decreased in 2006 was primarily related to:

•	Revenues in the six months ended June 30, 2006 primarily consisted of revenues from the DOD related to technical studies and design for a FPSO, further research of conversion and testing of fuels.

•	The recognition during the period ended June 30, 2005 of previously deferred revenue in regards to the completion of our fuel delivery commitment with the DOE of $5,798,000.

Other Revenue. Other revenues were $110,000 for the six months ended June 30, 2006 compared to $6,000 for the same period in 2005. The increase was primarily due to GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation obtained in the fourth quarter of 2005.

Operating Costs and Expenses	June 30, 2006	June 30, 2005
	(in thousands)
Catoosa Demonstration Facility	5,654	4,583
Pilot plant, engineering and research and development	6,648	4,606
Depreciation, depletion, amortization and impairment	2,435	369
General and administrative and other	13,650	12,147

Total Operating Costs and Expenses	$28,387	$21,705

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility was $5,654,000 during the six months ended June 30, 2006 compared to $4,583,000 during the same period in 2005. The increase resulted from:

•	Increased expenditures for enhancements and continuing operations and production of fuels.

•	Increased contract labor caused from the operations of our Catoosa Demonstration Plant and Tulsa Pilot Plant concurrently.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $6,648,000 for the six months ended June 30, 2006 compared to $4,606,000 during the same period in 2005. The increase in expenditures primarily resulted from:

•	Construction of a laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility in 2006.

•	Continuous and increased studies and documentation for process design of a GTL plant.

•	Modifications, commissioning and continuing operations costs associated with the Tulsa Pilot Plant. The Tulsa Pilot Plant did not operate during this period in 2005.

Depreciation, Depletion, Amortization and Impairment. Depreciation, depletion, amortization and impairment expenses were $2,435,000 for the six months ended June 30, 2006 compared to $369,000 during the same period in 2005, the increase primarily resulted from:

•	Geological and geophysical costs in the amount of $2,026,000 impaired due to the unlikely future development of certain projects in Nigeria and Indonesia.

General and Administrative and Other. General and administrative expenses for the six months ended June 30, 2006 were $13,650,000 compared to $12,147,000 during the same period in 2005. The increase primarily resulted from:

•	Non-cash equity compensation of $3,454,000 during the six months ended June 30, 2006 and primarily related to the adoption of SFAS 123(R), which changes the valuation technique for all share based compensation for employees and requires the value of the shares to be expensed, compared to non-cash equity compensation of $3,237,000 during the same period in 2005 and related to the vesting of warrants granted to a consultant upon the achievement of our agreement with Bluewater and vesting of restricted stock units.

•	An increase in general and administrative staffing resulting in higher salaries and wages and other components related to increased staffing.

Other Income and Expenses and Net Income (Loss)	June 30, 2006	June 30, 2005
	(in thousands)
Investment and Interest Income	$1,443	$946
Interest Expense	(982)	(845)
Other Income (Expense), net	(1,206)	3,728
Foreign Currency Exchange	(1)	270
Income Taxes	—	—
Income from discontinued domestic oil and gas business	(213)	(1,026)

Net Income (Loss)	$(28,606)	$(12,198)

Investment and Interest Income. Investment and interest income was $1,443,000 in the six months ended June 30, 2006 compared to $946,000 during the same period in 2005. The increase primarily resulted from:

•	Increased interest income earned on a higher cash balance for the six months ended June 30, 2006 compared to cash balance in 2005, which increased in the second quarter of 2005.

•	Settlement of Note Receivable with Fitzgeralds in the first quarter of 2006.

Interest Expense. Interest expense was $982,000 during the six months ended June 30, 2006 compared to interest expense of $845,000 during the same period in 2005. The increase primarily resulted from compounding of interest related to the Marathon convertible debt.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange loss, was a loss of $1,207,000 for the six months ended June 30, 2006, compared to income of $3,998,000 during the same period in 2005. The increase primarily resulted from:

•	Foreign currency losses in 2006 due to the change in the exchange rate between the United States dollar and the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

•	A $3,556,000 gain recognized in connection with the signature bonus we received in the second quarter of 2005 from the Participants in the Aje Field development project.

•	A $1,200,000 expense associated with proposed financing of our CTL technology and business development opportunities. This amount was previously capitalized and deemed to be an expense as management does not believe that it is probable that this financing will occur under the original terms of the financing agreement.

Income from Operations of Discontinued Domestic Oil and Gas Business. Loss from the discontinuation of the domestic oil and gas business for the six months ended June 30, 2006 was $213,000 and $1,026,000 for the same period in 2005. The decreased loss primarily resulted from assets being classified as held for sale and were written down to estimated market value. Depreciation, depletion, amortization and impairment in 2005 was approximately $988,000.

Net Income (Loss). The total net income loss for the six months ended June 30, 2006 was $28,606,000 compared to $12,198,000 for the same period in 2005. The increased loss primarily resulted from:

•	Recognition of previously deferred revenue for the DOE contract in 2005.

•	Signature bonus from Participants in Aje Field development project in 2005.

•	Increasing operating expenditures to increase research and development activities and other factors as described above.

Liquidity and Capital Resources

General

As of June 30, 2006, we had $46,423,000 in cash and cash equivalents. We also had $3,571,000 in restricted cash related primarily to our agreement with Sovereign, a consulting firm that has assisted us in acquiring natural gas fields worldwide and amounts held in escrow related to the settlement of our note receivable with FRI (See Note 9). Our current liabilities totaled $29,961,000, including $26,770,000 of convertible debt with Marathon that matures on December 15, 2006.

At June 30, 2006, we had $1,162,000 in accounts receivable outstanding relating to our GTL fuel sales and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $21,319,000 during the six months ended June 30, 2006, compared to $17,792,000 during the six months ended June 30, 2005. The increase in cash flows used in operations results from increasing costs at the Catoosa Demonstration Facility from continuing operations and increased feedstock prices, Pilot Plant Facility continuing operations, and other research and development activities from revenues compared to the same period in 2005.

Cash flows used by investment activities were $1,771,000 during the six months ended June 30, 2006, compared to cash flows used in investment activities of $1,664,000 during the six months ended June 30, 2005. The increase in cash used in investing activities is primarily related to an increase in cash held in escrow related to our Sovereign agreement and decreased proceeds from the sale of assets, including domestic oil and gas assets, compared to the amount of proceeds received in 2005 from the conveyance of interests in OML 113.

Cash flows used in financing activities were $150,000 during the six months ended June 30, 2006, compared to cash flows provided by financing activities of $81,788,000 during the six months ended June 30, 2005.

The decrease in cash flows provided by financing activities relates to the proceeds received from the sale of stock and option exercises totaling $81,380,000 during the six months ended June 30, 2005 compared to $244,000 during the same period in 2006.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of our GTL and CTL technologies, to market the Syntroleum Process, to design and construct GTL and CTL plants, and to develop our other commercial projects. Our current plan includes funds for projects for pilot plant, engineering and research and development activities throughout the rest of the year and operations of our Catoosa Demonstration Facility through August of 2006. We also expect to invest capital into our international oil and gas opportunities during 2006, with partial funding provided by our Stranded Gas Venture described above in “- Significant Developments in 2006 – Commercial and Licensee Projects – Standard Gas Venture.” We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and through debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.

We are currently exploring alternatives for raising capital to fund the growth of our CTL business, including the development, and demonstration of effectiveness, of our technology with coal-derived synthesis gas. This is currently being done by focusing on joint development agreements with strategic partners. In January 2006, we entered into a memorandum of understanding with Sustec to form a joint venture to develop projects that will integrate Sustec’s coal gasification technology with our Fischer-Tropsch technology described above in “- Significant Developments in 2006 – Commercial and Licensee Projects – Sustec AG.”

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

Contractual Obligations –

The following table sets forth our contractual obligations as of June 30, 2006:

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt Obligations	$26,770	$26,770	$—	$—	$—
Purchase Obligations	—	—	—	—	—
Capital (Finance) Lease Obligations	153	89	64	—	—
Operating Lease Obligations	8,082	1,182	1,897	1,110	3,893
Other Long-Term Liabilities reflected on the Balance Sheet under GAAP	4,730	—	—	—	4,730

Total	$39,735	$28,041	$1,961	$1,110	$8,623

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $6.1 million at June 30, 2006.

Long-term debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under two secured promissory notes totaling $21.3 million between Marathon and us for costs relating to the DOE Catoosa Project. At June 30, 2006, we had received advances of $21.3 million under the loan and we had accrued interest of $5.5 million. Each note bears interest at a rate of eight percent per year and has been extended to mature on December 15, 2006. We are currently evaluating various options with regards to this note. If we obtain capital for the DOE Catoosa Project from a third party, these capital contributions will be required to be applied towards the outstanding principal and interest of the notes. Under this agreement, the form of repayment includes a right for Marathon to convert the investment into a combination of credits against future license fees or into our stock at no less than $6.00 per share and no more than $8.50 per share. Under certain circumstances, we may also elect to repay the notes in cash. The promissory notes are secured by a mortgage in the assets of the project that would allow Marathon to complete the project in the event of a default by us. Events of default under the promissory notes include failure by us to comply with the terms of the promissory notes, events of our bankruptcy, a material adverse effect on us, a change of control of us and our current assets minus current liabilities falling below $10 million (excluding amounts due under the promissory notes and liabilities associated with prepaid license fees). At June 30, 2006 we were in compliance with the provisions of the note agreements. The DOE Catoosa Project was partially funded with these note agreements, as changes in the scope of the project have occurred. Continued operation of the Catoosa Demonstration Facility has been funded by us.

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

In accordance with our Participation Agreement and Joint Operating Agreement with Brittania-U described above in “-Significant Developments During 2006,” we must commence Phase I drilling which includes a bonus, drilling and evaluation and, if necessary, testing of the Ajapa-2 well in OML 90 at a budgeted committed cost of $10 million. Based on current cost estimates, we anticipate exceeding the committed cost budget for the drilling phases. Phase I will not commence until Brittania-U obtains all of the necessary approvals and consents.

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

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in Australia, Bolivia, Egypt, Germany, Indonesia, Nigeria, Papua New Guinea, Trinidad and the United States.

Critical Accounting Policies and Estimates

In July, 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48 (“FIN 48”) “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109”. FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. Management is currently reviewing the impact of FIN 48 on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We had approximately $46,423,000 in cash and cash equivalents in the form of money market instruments as of June 30, 2006. This compares to approximately $69,663,000 in cash and cash equivalents at December 31, 2005. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $10,952,000 at June 30, 2006. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the United States dollar to the Australian dollar was $0.73 and $0.76 at June 30, 2006 and June 30, 2005, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We and our subsidiaries may be involved in lawsuits from time to time that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any; resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2005 other than modifications to the following risk factor.

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our growth has been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of June 30, 2006, we had approximately $46,423,000 of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We have experienced, and continue to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of GTL or CTL plants and other activities, including exploration and production of energy assets and research and development programs in which we participate. We believe that we currently have sufficient cash and financing capabilities to meet our funding requirements over the next year.

We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. In addition, we may wish to selectively pursue equity partnerships in certain gas or coal monetization projects in order to achieve operating efficiencies. We expect to seek to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

If adequate funds are not available, we may be required to reduce, delay or eliminate expenditures for our GTL and CTL plant development and other activities, as well as our research and development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Not applicable.

Equity Repurchases

The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the quarter ended June 30, 2006. The table reflects our repurchase of 389 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the three months ended June 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	—	—	—	—
May 1, 2006 – May 31, 2006	—	—	—	—
June 1, 2006 – June 30, 2006	389	$4.99	—	—

Total	389	$4.99	—	—

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Our 2006 annual meeting of stockholders was held on April 24, 2006. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

Matter Acted Upon	Votes Cast For	Votes Cast Against	Votes Withheld / Abstentions	Broker Non-Votes
Election of Directors:
Frank M. Bumstead	46,626,139	—	360,564	—
Ziad Ghandour	46,831,621	—	155,082	—
John B. Holmes, Jr.	46,830,921	—	155,782	—
Robert B. Rosene, Jr.	46,531,041	—	455,662	—

Approval to Amend Joint Development Agreement with Sovereign Oil and Gas Company II, LLC to Change the Date which the Exercise Price of the Warrants Issued After the First Contract Year is Determined:	31,864,657	1,233,401	13,889,245	—

Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for the 2006 fiscal year	46,643,308	313,482	29,913	—

Kenneth L. Agee, Alvin R. Albe, Jr., Robert A. Day, P. Anthony Jacobs, and James R. Seward all continue as directors of Syntroleum.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

10.1	Amendment No. 3 to the Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002, effective as of May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-21911)).

10.2	Amendment No. 3 to the Secured Promissory Note between the Company and Marathon Oil Company dated February 1, 2003, effective as of May 10, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-21911)).

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: August 9, 2006	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer and President

Date: August 9, 2006	By:	/s/ Greg G. Jenkins
Greg G. Jenkins
Executive Vice President of Finance and Business Development and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No. Description of Exhibit

*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

10.1	Amendment No. 3 to the Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002, effective as of May 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-21911)).

10.2	Amendment No. 3 to the Secured Promissory Note between the Company and Marathon Oil Company dated February 1, 2003, effective as of May 10, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-21911)).

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Greg G. Jenkins

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Greg G. Jenkins

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement