Form 10-K
period 2006-12-31
SYNTROLEUM CORP
filed 2007-03-16
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $210,500,000 based on the closing price of such stock on such date of $6.07 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).

At March 1, 2007, the number of outstanding shares of the registrant’s common stock was 58,017,291

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2006 for its 2007 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF C ONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) and coal-to-liquids (“CTL”) plants based on the Syntroleum Process, including our GTL Mobile Facilities, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean diesel fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of GTL or CTL plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The Syntroleum Process can be used for converting natural gas or synthesis gas from coal, into synthetic liquid hydrocarbons. Generally, any reference to GTL is also applicable to CTL unless the context indicates otherwise.

PART I

Item 1.	Business

Overview

We are seeking to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. We are focusing our efforts on projects that will allow us to use our proprietary processes for converting various feedstocks, including natural gas, or synthesis gas from coal or biomass or other materials into synthetic liquid hydrocarbons. The Fischer-Tropsch process when used in converting natural gas to liquids is generally known as “GTL”; when used in converting coal to liquids as “CTL” and when used in converting biomass to liquids as “BTL.”

We also seek to form joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum Process” and the “Synfining Process,” to others. We believe that our use of air in the Syntroleum Process provides our GTL technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to deploy marine based facilities (“GTL Mobile Facility”), and avoid the operating risks associated with using pure oxygen.

We are currently investing a significant amount of our resources into potential international or domestic GTL or CTL projects that we believe offer the greatest potential to meet our objective of generating cash flow and utilizing the advantages of our processes. We have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, Papua New Guinea, China, Egypt and the United States. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks. We continue to evaluate this technology and possible future business opportunities.

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process, our proprietary process of converting natural gas or gasified coal into synthetic liquid hydrocarbons, and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons, and do not anticipate recognizing any significant revenues from licensing our technology or from production from either a GTL or CTL plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, commercial operation of GTL or CTL plants or non-Fischer Tropsch projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. We are currently exploring alternatives for raising capital to commercialize our GTL and CTL business, including the development, and demonstration of effectiveness, of our technology with coal-derived synthesis gas. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

On January 25, 2007, we signed a non-binding memorandum of understanding (“MOU”) with the China Petrochemical Technology Company (“ST”) to establish a joint technology development effort to advance Fischer-Tropsch technology in China based on Syntroleum’s nitrogen diluted synthesis gas conversion technology, and to determine the most advantageous alternatives to jointly market Fischer-Tropsch technology in China.

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

GTL and CTL Projects

The Syntroleum Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into higher margin products through conventional refining processes and our Synfining Process. These products include:

•	Ultra-clean liquid fuels for use in internal combustion engines, jet/turbine engines (subject to certification), diesel engines and fuel cells; and

•	Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, and chemical feedstocks.

We believe the key advantages of our GTL technology over traditional GTL technologies are (1) the use of air in the conversion process, which is inherently safer than the requirement for pure oxygen in other GTL technologies, and (2) the use of our proprietary catalysts, which we believe will provide operating cost efficiencies. We believe these advantages will permit smaller plant sizes that could be mounted on barges and ocean-going vessels. Based on demonstrated research, including the advancement of our technology from the laboratory to pilot plant and demonstration facility scales, and current market conditions, we believe that our single-train commercial design of 17,000 barrels per day (“b/d”) stand-alone facility can be economically developed. Economies of scale can be achieved with incremental trains. Additionally, we believe that our single-train design could be increased to over 20,000 b/d. However, the economic application of our technology at any particular plant will depend on the cost of feedstock, plant operating conditions, including among other things, the then-current market conditions and, in the case of GTL plants, the volume amount of oil, condensate and liquefied petroleum gas or propane that is produced along with the natural gas.

We believe the advantages afforded by the Syntroleum Process together with the large worldwide resource base of natural gas provide market opportunities for the use of this technology by us and our licensees in the development of commercial GTL plants. These market opportunities include the application of our technology to undeveloped natural gas reserves, flared gas, recycled gas, and gas constrained due to market limitations.

In addition to enabling monetization of natural gas, we believe that our Fischer-Tropsch (“FT”) technology can be applied to coal. The largest coal reserves are located in the United States, Russia, India, China and Australia. Much of these reserves have not been developed because of environmental concerns and distance to markets. By applying the Syntroleum Process, integrated with third party gasification and synthesis gas cleanup technology, undeveloped or underdeveloped coal resources could be converted to ultra-clean transportation fuels, thus providing a new source of clean energy and reducing dependence on oil from politically unstable regions.

While we have not yet built a commercial-scale GTL plant based on the Syntroleum Process, we have demonstrated numerous elements and variations of the major catalytic reactions that are part of the Syntroleum Process in a fully integrated demonstration facility. These major catalytic reactions include the autothermal reforming of natural gas to Synthesis Gas, or Syngas, and the Fischer-Tropsch synthesis to convert the Syngas into paraffin-like synthetic crude. We have also demonstrated our Synfining Process, which involves the hydro-processing of the synthetic crude to produce finished products. We have completed numerous tests and observations on each of these reactions in demonstration plant operations, pilot plant operations and laboratory tests, including:

•

operation of the demonstration plant located at the Tulsa Port of Catoosa (the “Catoosa Demonstration Facility” or “CDF”) since March 2004 as part of the Department of Energy (“DOE”) Ultra-Clean Fuels Production and Demonstration Project ( the “DOE Catoosa Project”) with Marathon Oil Company (“Marathon”) which was completed in 2005;

•

operation of the CDF since the completion of the DOE Catoosa Project for the production of additional fuels, extension of our operating experience and for our own research and development purposes and production of over 100,000 gallons of synthetic jet fuel (when certified) for the United States Department of Defense (“DOD”);

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

In September 2006, we completed the production of our contract committed volume of fuels of approximately 104,000 gallons to the DOD. In addition, we also successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of our demonstration plants, we suspended operations at both facilities.

We currently have a number of licensing agreements with oil companies plus the Commonwealth of Australia and have an active project under development with current licensee Ivanhoe Energy Inc. (“Ivanhoe”). This agreement is described under “ – Licensing Agreements”. In addition, we are pursuing the development of various projects in Papua New Guinea, China and the United States. We also have strategic relationships with various companies in support of the Syntroleum Process, including AMEC Process and Energy Ltd., Mustang Engineering, L.P., and Black and Veatch Corporation with which we have entered into agreements allowing access to our confidential engineering systems, technology and information.

We had previously been pursuing projects in which we intended to participate in the development, production and processing of hydrocarbons. In fourth quarter 2006, we exited our international oil and gas activities as part of our strategy of focusing our efforts on specific goals and projects that have GTL and CTL potential. A similar decision related to our oil and gas activities in the United States was made in October 2005.

Business Strategy

Our objective is to be the leading provider of Fischer-Tropsch and related technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:

Participate in Development Projects. We intend to establish equity participation in projects involving monetization of natural gas and coal assets and associated activities. We are actively pursuing such projects involving natural gas and coal development in Papua New Guinea, China and the United States. Under this strategy, we will provide our GTL, CTL and related technologies to work with companies that have resources that can be economically monetized with our technology through individual site licenses.

License the Syntroleum Process. We plan to support our existing and future licensees in their efforts to develop new GTL and CTL plants through both our process optimization and our commercial and engineering support activities. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum Process. We believe that our research and development capabilities combined with our demonstration and pilot plant testing facilities provide advantages over competing and alternative technologies. We also believe these advantages enable us to maintain strong relationships with existing licensees and gain project participation opportunities for us.

Expand and Develop Product Markets. We intend to continue developing markets for our synthetic fuels in order to promote construction of GTL and CTL plants by us and our licensees, and to establish markets for GTL and CTL products from plants. Based on the results of our completed research and development activities, we believe that our technology can provide economic and environmentally superior transportation fuels, including diesel and jet fuel when certified. These fuels when produced through the Syntroleum Process and Synfining Process are virtually free of sulfur and aromatics and can be transported to the end user through the existing distribution infrastructure. We also believe that availability of these fuels will foster the development and economic application of existing diesel engines, fuel cells and other clean combustion technologies. Additionally, we are exploring the applicability of our technologies to renewable energy. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks. We continue to evaluate this technology and possible future business opportunities.

The Syntroleum Process

The Syntroleum Process involves two catalytic reactions: (1) conversion of natural gas into synthesis gas in our proprietary flameless autothermal reformer; and (2) conversion of the synthesis gas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:

Step 1

Conversion of Natural Gas to Synthesis Gas

Step 2

Fischer - Tropsch Synthesis

The flameless autothermal reformer (“ATR”) in the Syntroleum Process is similar to units used for over 30 years in the ammonia industry. Different generations of our ATR design have operated since November 2003 in our Catoosa Demonstration Facility and have been operating since 1995 as the sole source of synthesis gas for our two b/d pilot plant facility in Tulsa, Oklahoma. An earlier generation of this reformer design was also operated for over 6,500 hours at a 70 b/d demonstration facility with one of our licensees, ARCO, at its Cherry Point refinery in Washington State. The nitrogen in the gas entering the autothermal reformer passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. These trace contaminants may be removed from the process stream and are not incorporated into the finished products in significant quantities.

In November 2005, Syntroleum engaged Eastman Chemical Company to provide non-exclusive services and coal-derived syngas for use in a portable Fischer-Tropsch catalyst testing laboratory designed and built by us. The purpose of this $1+ million lab and testing program is to demonstrate performance of Syntroleum cobalt-based FT catalyst using syngas produced from coal at a commercial gasification facility. The laboratory construction and installation was completed in November 2006 at Eastman’s coal gasification facility in Kingsport, Tennessee. The testing program, funded 100% by Syntroleum, began in December and will continue through mid-2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using Syntroleum technology. Initial production of FT waxes and light products was achieved in mid-December and the overall testing program is currently meeting Syntroleum expectations. A final analysis of the results of the program will be completed in mid-2007.

The Synfining Process

We have also developed refining technology – the Synfining Process – for conversion of the Fischer-Tropsch products into a variety of products including diesel fuels, jet fuels subject to certification, lubricants, and other materials. The high purity and highly paraffinic, or waxy, nature of the Fischer-Tropsch products generally require lower temperature processing conditions than conventional petroleum-derived feedstocks to obtain high yields of the desired products. This refining technology has been used to produce fuels for testing by the DOE in its Ultra-Clean Fuels Program, automobile manufacturers in the United States and Japan as well as by the DOD and U.S. Department of Transportation (“DOT”). This refining technology will be utilized in plants we construct and is available for license to our Syntroleum Process licensees and others. We are currently in the research and testing phase of our work with renewable fuels.

Syntroleum Technology Implementation

The Catoosa Demonstration Facility has produced ultra-clean diesel fuel and jet fuel (subject to certification) from natural gas using the Syntroleum Process and the Synfining Process. This is the first plant we have built that incorporates our ATR, Fischer-Tropsch Process and Synfining Process on a single site. We completed the DOE Catoosa Project fuel production commitment during 2004. We completed delivery of ultra-clean diesel fuel to other project participants during 2004 and 2005, including the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska for testing in bus fleets. We operated the Catoosa Demonstration Facility during 2005 to support additional fuel testing programs including those of the DOD and the DOT and to demonstrate GTL process technology and catalyst enhancements. In September 2006, we suspended operations at the Catoosa Demonstration Facility upon completion of the testing activities.

Our goal in developing the Syntroleum Process and Synfining Process has been to reduce both the capital and operating costs and the minimum economic size of a GTL or CTL plant. We have developed and continue to develop variations of our basic process design and make enhancements to our proprietary Fischer-Tropsch catalyst in an effort to lower costs and increase the adaptability of the Syntroleum Process to a wide variety of potential applications. We are working with a number of engineering firms and manufacturers of catalysts with which we have entered into agreements allowing access to our confidential engineering systems, technologies and information.

Although we believe that the Syntroleum Process can be utilized in commercial-scale GTL and CTL plants, there can be no assurance that commercial-scale GTL or CTL plants based on the Syntroleum Process will be successfully constructed and operated or that these plants will yield the same results as those demonstrated in a laboratory, pilot plant or demonstration plant. In addition, improvements to the Syntroleum Process currently under development may not prove to be commercially applicable. See “Item 1A. Risk Factors–Risks Relating to Our Technology.”

Syntroleum Advantage

We believe that the Syntroleum Process and the Synfining Process will be an attractive solution for companies reviewing methods of producing their natural gas or coal reserves using non-traditional methods. We believe the Syntroleum Process will enable owners of natural gas or coal reserves to monetize a portion of these resources by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:

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

Natural Gas

The following table presents the 2005 worldwide identified natural gas reserves, consumption and ratio of reserves to consumption (i.e., reserve life) by region:

2005 Worldwide Natural Gas Reserves, Consumption and Reserve Life

Region	Reserves	Annual Consumption	Reserve Life
	(TCF)	(TCF)	(years)
Central and South America	247.8	4.4	51.8
Africa and the Middle East	3,054.1	11.4	189.7
Asia Pacific	523.7	14.4	41.2
Europe and the Commonwealth of Independent States	2,259.4	39.6	60.3
North America	263.3	27.3	10.1

Total	6,348.3	97.1	65.3

Source:	Information derived from BP Statistical Review of World Energy 2006.

World natural gas reserves have increased in recent years. Identified gas reserves in 1993 were estimated to be approximately 4,981 trillion cubic feet (“TCF”), according to the BP Statistical Review of World Energy 2006. However, by 2005, natural gas reserves were estimated to be approximately 6,348 TCF. This increase occurred while the demand for natural gas increased 25 percent over the same time period.

A significant amount of gas also exists that is not included in the natural gas reserves indicated above. The gas not identified as reserves has been discovered but has no economic market or production with associated oil would be too prolific for the limited markets available. Typically this low value gas is managed by either not producing the reservoir, flaring, venting, or re-injecting the natural gas into the geologic formation from which it is produced while producing the oil reserves.

We believe that energy companies will be able to cost-effectively use our GTL technology to produce fuels that can be sold in well-developed global markets. As a result, we believe these companies would be able to generate a return on these already discovered reserves, which are currently undeveloped.

Coal

In addition to enabling monetization of stranded natural gas, we believe our Fischer-Tropsch technology can be applied to coal as well. According to BP Statistical Review of World Energy 2006, identified world coal reserves in 2005 were approximately 909,064 million tons. The largest coal reserves are located in the United States, Russia, China, India and Australia. Much of these reserves are difficult and expensive to utilize because of environmental concerns and distance to traditional power markets. By applying the Syntroleum Process, these underused coal resources could be converted to ultra-clean transportation fuels, thus providing a new source of clean energy and reducing dependence on oil from politically unstable regions.

Market Demand

We believe significant market potential exists for the Syntroleum Process and products because of steadily increasing demand for transportation fuels, the anticipated increased demand for ultra-clean fuels for both internal combustion engines and fuel cells, and the existing demand for high-quality specialty products—underpinned by the vast amounts of natural gas and coal worldwide.

We expect demand for products created via Syntroleum technologies to result from the following factors:

The Large Market for Transportation Fuels. According to the Energy Information Administration, diesel fuel demand is estimated to be growing at a faster rate than the total demand for refined products due to superior fuel efficiency of the diesel engine. Based on a study completed by the National Energy Policy Development Group, oil consumption in the United States is expected to increase 32 percent by 2020 primarily due to the growth in consumption of transportation fuels. Based on our belief that the Syntroleum Process can produce ultra-clean transportation fuels, we believe that a portion of the demand growth can be satisfied through our process, although the amount of this demand actually satisfied through our process will depend on the number of products from any commercial plants that are constructed.

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

Government Legislation. In 2005, the U.S. government enacted two significant pieces of legislation, the “Energy Policy Act of 2005” (EPACT) and the “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users” (SAFETEA-LU), aimed at addressing a new, comprehensive national energy policy to promote domestic energy security. Both laws included incentives in the form of tax credits to facilitate the use of coal and renewable sources of feedstock as a means of achieving more domestic energy security, whether from clean coal power generation technology, motor vehicle fuels produced from a Fischer-Tropsch process or transportation fuels produced from renewable feedstock using alternative technology. While the U.S. government did not advance any major Fischer-Tropsch legislative efforts in 2006 as were accomplished in 2005, we continue to monitor the actions of the U.S. government in the area of cleaner transportation fuels.

The European Union currently requires that its road transport diesel fuel not exceed 50 ppm sulfur content, and the Commission of the European Communities has provisionally stated that road transport diesel fuel with less than 10 ppm sulfur content must be made available on a broad geographic basis within each member state of the European Union by January 1, 2009. Most recently in January 2007, the European Commission proposed new standards for transport fuels to include greater use of biofuels aimed at reducing their contribution to climate change and air pollution.

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

Because fuels produced by the Syntroleum Process are substantially free of contaminants and have greater hydrogen content than other liquid fuels, we believe that fuels produced by the Syntroleum Process have the potential to become preferable fuel cell fuels and to significantly enhance commercial opportunities for many fuel-cell applications. The absence of contaminants from fuels produced by the Syntroleum Process allows for simplified fuel cell processor design, construction and operation. As the storage and processing of the fuel for a fuel cell are simplified, the physical size of a fuel-cell system can be reduced. Because fuels produced by the Syntroleum Process have almost twice the hydrogen content per volume of other commonly proposed fuel cell fuels, such as methanol, (a commonly proposed fuel cell fuel) they enable greater utility and wider application of fuel-cell power for vehicles. We also believe that fuels produced by the Syntroleum Process have lower toxicity and similar solubility compared to conventional fuels, and can be distributed via existing conventional fuel distribution infrastructure.

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

Sales and Marketing

We intend to continue efforts to establish brand recognition for “Syntroleum” through participation in conferences, press releases, providing fuels for testing with automobile and engine manufacturers, and our work with the DOE, DOD, DOT and other governmental agencies. “Syntroleum” is a registered trademark and service mark in Argentina, Australia, Bolivia, Chile, the European Union, Japan, Peru, Brazil and the United States.

Licensing Agreements

GTL Licenses. Traditionally, we have offered four categories of GTL license agreements, called master, volume, regional and site.

•

Our master GTL license agreement generally grants to the licensee the non-exclusive, worldwide right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process to produce fuels.

•

Our volume GTL license agreement generally grants to the licensee the non-exclusive right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process, subject to specified aggregate production capacity limits.

•

Our regional GTL license agreement generally grants to the licensee the non-exclusive, limited right to enter into an unlimited number of site license agreements to construct GTL plants based on the Syntroleum Process within a designated region.

•

Finally, our site GTL license agreement generally grants to the licensee the non-exclusive limited right to use the Syntroleum Process in a GTL plant at a single, specified location for the life of the plant. This type of license may be granted under our master, regional or volume license agreements or may be granted to licensees for a specific site who have not otherwise entered into a master, regional or volume license agreement.

Our licenses generally exclude the right to use the Syntroleum Process in areas of the world with which we have intellectual property protection concerns and any countries prohibited by U.S. government commerce control laws; these areas may vary over time as countries change their laws and enforcement practices.

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

In January 2007, we concluded our negotiations with Marathon to revise the prior master GTL license agreement. The new license agreement extends the term of the license to 2017. For entering into this new agreement, Marathon agreed to terminate all of our obligations under the two promissory notes in the amount of $27.6 million (see “Non-current Debt Obligations” in Item 7). Under the terms of the new master license agreement, Marathon retains the right to use the Syntroleum Process in its GTL projects, and, subject to Marathon paying us royalties for their improvements based upon the Syntroleum Process, they may conduct independent research and development on FT reactions and catalysts. Furthermore, we have the obligation to make two payments of $3 million each to Marathon in December of 2008 and 2009, and we will no longer be obligated to disclose any further improvements to the Syntroleum Process, provide process guarantees or indemnities for infringement to Marathon in GTL projects. Finally, the new master license agreement grants Marathon the right to access our CTL technology for use with coal and petroleum coke, subject to then-current market rates at the time a CTL site license is requested.

CTL Licenses. We continue to engage in discussions with potential CTL licensees, and, to date, only Marathon has obtained the right to access our CTL technology to construct CTL plants based on the Syntroleum Process. Outside of Marathon, we are focusing our efforts on CTL site licenses where we would have the option to participate in the project as well as collect license fees. We have also considered exchanging license fees for equity in CTL projects. The license fee structure for our CTL licenses will be different than our GTL licenses, reflecting increased market demand for the technology, as well as consideration for technology development support and options for equity participation by us.

Initial Deposits and CTL and GTL License Fees. Generally at the inception of a CTL or GTL license agreement, the licensee is required to make an initial deposit to us, which is credited against future site-specific license fees. The amount of the initial deposit depends on market conditions, the size of the proposed plant, and geographic territory of the region covered. In some cases, we have acquired technologies or commitments to provide funding for future development activities in lieu of initial cash deposits in cases where we viewed these technologies or commitments as being more valuable than the initial cash deposit.

The amount of our license fee is determined pursuant to a formula based on the discounted present value of the product of (1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) an agreed royalty rate. Our license fees for new plants may change from time to time based on the size of the plant, improvements that reduce plant capital cost and competitive market conditions. Our existing master and volume license agreements allow for the adjustment of fees for new site licenses under certain circumstances. We expect that license fees under existing GTL licensing agreements will be paid in increments when certain milestones during the plant design and construction process are achieved.

Catalyst Sales and Process Design Packages. Except for the new Marathon license, our existing license agreements grant the licensee the right to acquire from us or from vendors designated by us any proprietary catalyst used in either the synthesis gas reaction or the Fischer-Tropsch reaction. We currently estimate that these catalysts will be required to be replaced every three to five years. Licensees also have the right to acquire proprietary reactors used in the Syntroleum Process. In addition, under our license agreements, licensees are required to purchase from us or a designated engineering contractor a process design package for plants covered by the license on a time and material basis. We may develop the process design package with the assistance of a third party engineering contractor. We are also required to provide certain technical support to licensees on a time and materials basis.

Other License Terms. As part of our network model for improving the Syntroleum Process, we generally acquire a royalty-free, non-exclusive license to any invention or improvement to the Syntroleum Process that is developed by the licensee, together with the right to grant corresponding sublicenses to our other licensees who have granted us similar rights. Licensees also generally acquire the right to use subsequent inventions or improvements to the Syntroleum Process that we acquire from other licensees. Licensees may, but are not required to, develop improvements to the Syntroleum Process and may seek to obtain a patent on the improvements, either independently or jointly with us, and to license those improvements. Our license agreements may be terminated by the licensee, with or without cause, and without penalty, upon 90 days notice to us. For a further discussion of our license agreements and license fees, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operating Revenues-License Revenues” in Item 7 of this Annual Report on Form 10-K.

Agreement with ExxonMobil. In December 2004, we signed an agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”) whereby we were granted a worldwide license to use ExxonMobil's patented processes to produce and sell fuels from natural gas or other substances such as coal. In addition, we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of syngas production, Fischer-Tropsch synthesis and product upgrading to make fuels and various processes that relate to these areas. It includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvement patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents. The ExxonMobil agreement was amended in August 2006 to expand our rights to access the ExxonMobil technology into the areas of lubricating base oils and solvents.

Future License Agreements. As market conditions change, we consider the effects of those changes on the economic terms offered under license agreements. From time to time we may choose to change the terms of the license agreements that we offer to the market. Prior terms may or may not reflect those we currently offer to third parties.

Research and Development

Our ongoing research and development strategy includes process documentation and improving the efficiency of the Syntroleum Process. Our expenditures for research and development activities, including pilot plant, engineering and construction and operation of the Catoosa Demonstration Facility, totaled approximately $21.1 million, $22.4 million and $22.3 million in 2006, 2005, and 2004, respectively. The current 2007 budget of $9.4 million for ongoing research and development efforts, including personnel costs, is focusing primarily on commercialization of the technology we previously have developed and to completing our FT technology documentation. Additionally during 2006 we began exploring the applicability of our technologies to renewable energy. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks.

Our research and development facilities include the following locations:

•

Catoosa Demonstration Facility—This facility houses a 70 b/d plant that initially produced products for the demonstration and testing under several government contracts. This facility operated from March 2004 and completed fuel shipments in September 2006 to complete our commitments for the delivery of ultra-clean fuels as well as for our research and development demonstrations for licensees or other potential customers.

•

Syntroleum Corporate Office and Technology Center—This facility houses our corporate offices and much of our research and development equipment, including our Synfining Product Upgrading Unit. This unit manufactures finished fuels and specialty products to specifications for testing by our customers and us, which have included the DOD, DOE, and DOT, and a consortium of automobile manufacturers from the U.S. and Japan. This facility is also home to our catalyst development and characterization, products, and gas chromatography laboratories.

•

Syntroleum Fischer-Tropsch Performance Laboratory—This laboratory houses and maintains the operational capacity to run four fixed bed reactors, two horizontal shallow bed reactors, two U- tube de-waxing reactors and eleven continuously stirred-tank reactors (increasing to seventeen in 2007), as well as a particle size analysis instrument and supporting accessories.

•

Syntroleum Pilot Plant - The plant includes our Advanced Fischer-Tropsch Slurry Reactor Unit, which is utilized in demonstrating process performance such as long term catalyst aging and conducting parametric studies requested by clients and engineering contractors involved in developing commercial GTL plants. In support of the Advanced Reactor Unit, we have a syngas generation process (ATR), steam generation facilities, and a Fischer-Tropsch laboratory located at this facility that supports up to three continuous stirred tank reactors. Operations at this plant were suspended in September 2006 following successful completion of our longest run of catalyst testing activities.

Intellectual Property

The success of our intellectual property portfolio depends on our ability to foster, invent and develop new ideas, to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success, so we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We protect the Syntroleum Process and the Synfining Process primarily through patents and trade secrets. It is our policy to seek protection for our proprietary products and processes by filing patent applications, when appropriate, in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, we acknowledge that commercialization of the Syntroleum Process may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our GTL or CTL technologies infringes on the proprietary rights of any third party. However, we can provide no assurance that third parties will not claim infringement by us with respect to past, present or future GTL or CTL technologies.

We currently own, or have licensed rights to, more than a combined 160 patents and patent applications pending in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Our patents generally begin to expire in 2009 for the initial patents, which were issued in the late 1980s, and in 2017 for most of our patents that have been issued since the late 1990s. Patent rights are granted for a term of years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is not material. In addition to patent protection, we also rely significantly on trade secrets, know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with our collaborators, licensees, employees and consultants. If these agreements are breached, we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

In December 2004, we signed an agreement with ExxonMobil whereby we were granted a worldwide license to use ExxonMobil's patented processes to produce and sell fuels from natural gas or other substances such as coal. In addition we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of syngas production, Fischer-Tropsch synthesis, product upgrading to make fuels and various processes that relate to these areas. It includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvement patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents. The ExxonMobil agreement was amended in August 2006 to expand our rights to access the ExxonMobil technology into the areas of lubricating base oils and solvents.

As part of our intellectual property program, we have reviewed a large amount of Fischer-Tropsch patents and prior art literature. In conjunction with outside patent counsel, our technical staff and management have reviewed thousands of existing patents with respect to our own proprietary position and for patent clearance related to specific projects. Together with licensees, we have spent more than $2.5 million to establish a strong patent position, and we do not believe our technology infringes on the valid enforceable patents of others. In addition to this effort, we have developed a large library of technical information related to the Fischer-Tropsch process and we are able to provide easy access to this literature for the entire industry through our website, http://www.fischer-tropsch.org. This growing site now includes over 6,000 patents, 12,650 literature document references, 2,180 government reports, and approximately 225 of the U.S. Technical Oil Mission microfilm reels. Recently, this website has had over 10,000 users and 100,000 hits per month from all parts of the world.

In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Generally, our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to a cap of 50 percent of the license fees received. Our indemnification and support obligations could result in substantial expenses and liabilities to us. These expenses or liabilities could have a material adverse effect on our business, operating results and financial condition. See “Item 1A. Risk Factors-Risks Relating to Our Technology.”

Employees

As of March 1, 2007, we had 62 employees, none of which is represented by a labor union. We have experienced no work stoppages.

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

Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL and CTL plants. GTL and CTL plants generally will be required to obtain permits under applicable environmental laws of the country in which it is situated, as well as various permits for industrial siting and construction. Emissions from a GTL or CTL plant will contain nitrous oxides and may require the installation of abatement equipment in order to meet applicable permit requirements. Additionally, GTL or CTL plants will be required to adhere to laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

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

Available Information

Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available on this website under “Investor Relations-Financial Information –Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us. Additionally, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Item 1 A. Risk Factors

You should carefully consider the risks described below. The risks and uncertainties described below encompass many of the risks that could affect our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in us.

Risks Relating to Our Technology

We might not successfully commercialize our technology, and commercial-scale FT plants based on the Syntroleum Process may never be successfully constructed or operated.

We do not have significant experience managing the financing, design, construction or operation of commercial-scale FT plants, and we may not be successful in doing so. No commercial-scale FT plant based on the Syntroleum Process has been constructed to date. A commercial-scale FT plant based on the Syntroleum Process may never be successfully built either by us or by our licensees. Success depends on our ability and/or the ability of our licensees to economically design, construct and operate commercial-scale FT plants based on the Syntroleum Process. Successful commercial construction and operation of an FT plant based on the Syntroleum Process depends on a variety of factors, many of which are outside our control.

Commercial-scale FT plants based on the Syntroleum Process might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.

A variety of results necessary for successful operation of the Syntroleum Process could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant and demonstration plant basis. Results that could cause commercial-scale FT plants to be unsuccessful include:

•

lower reaction activity than demonstrated in the pilot plant and demonstration plan operations which would decrease the conversion of natural gas into synthesis gas and increase the amount of catalyst, and/or number of reactors required to produce the design synthesis gas rate;

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

•

lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert Fischer-Tropsch products into finished, marketable fuels;

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

•	higher than anticipated capital and operating costs to design, construct and operate an FT plant.

In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum Process.

Many of our competitors have significantly more resources than we do, and GTL and CTL technologies developed by competitors could become more commercially successful than ours or render our technology obsolete.

Development of GTL and CTL technology is highly competitive, and other GTL and CTL technologies could become more commercially successful than ours. The Syntroleum Process is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL and CTL technologies, including BP, ConocoPhillips, ExxonMobil, Sasol (including its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than we do to spend for research and development of their technologies and for funding construction and operation of commercial-scale FT plants. In addition to using their own GTL technologies in competition with us, these competitors could also offer to license their technology to others. Additionally, several small companies have developed and are continuing to develop competing GTL and CTL technologies. The DOE has also sponsored a number of research programs relating to GTL and CTL technology that could potentially lower the cost of competitive processes.

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

We could have potential indemnification liabilities to licensees relating to the operation of FT plants based on the Syntroleum Process or intellectual property disputes.

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if FT plants based on the Syntroleum Process were to fail to operate as designed. Generally, our license agreements require us to indemnify the licensee, subject to a cap of 50 percent of the license fees we receive, against specified losses relating to, among other things:

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

Demand and industry acceptance for our GTL or CTL technology are subject to uncertainty. Failure by the industry to accept our technology would make construction of our FT plants more difficult or impossible, adversely affecting our ability to receive future license fees and generate other revenue. If a high profile industry participant were to adopt the Syntroleum Process and fail to achieve success, or if any commercial FT plant based on the Syntroleum Process were to fail to achieve success, other industry participants’ perception of the Syntroleum Process could be adversely affected.

If ongoing work to enhance project economics and improvements to the Syntroleum Process is not commercially viable, the design and construction of lower-cost FT plants based on the Syntroleum Process could be delayed or prevented.

If improvements to the Syntroleum Process currently under development do not become commercially viable on a timely basis, the total potential market for FT plants that could be built by us and our co-venturers and by our licensees could be significantly limited. Improvements to the Syntroleum Process are in various stages of development. These improvements may require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis.

Risks Relating to Our Business

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our growth has been funded through a combination of equity and convertible debt financings and the sale of certain assets. As of December 31, 2006, we had approximately $33,469,000 of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We believe that we currently have sufficient cash and financing capabilities to meet our funding requirements until the end of 2008. However, we have experienced , and continue to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of GTL and CTL plants, research and development programs in which we participate and other activities.

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

As of December 31, 2006, we had an accumulated deficit of $338 million. We have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, GTL or CTL plants or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Syntroleum Process technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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

Because the synthetic crude oil, liquid fuels and specialty products that Syntroleum Process-based GTL and CTL plants are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas or coal will be used as the feedstock for these plants, an increase in prices relative to prices for oil, natural gas, and coal, or a decrease in prices for oil and refined products, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control. Coal prices are also subject to variation due to supply and demand forces beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas, coal and refined products include:

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

We believe that the Syntroleum Process can be cost effective for GTL plants with capacities from 17,000 to over 100,000 b/d depending upon the amount of oil, condensate, and LPG that is produced along with the natural gas. We believe that the Syntroleum process can be economic for both GTL and CTL plants given the current world crude oil prices. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $62 per barrel in December 2006, crude oil prices fell for a period of time during 1998 to historically low levels below $10 per barrel and could return to such low levels in the future.

Adverse operating conditions could prevent GTL and CTL plants based on the Syntroleum Process from operating economically.

The economic application of GTL and CTL technologies depends on favorable plant operating conditions. Among operating conditions that impact plant economics are the site location, infrastructure, weather conditions, size of equipment, quality of the feedstock, type of plant products and, in the case of GTL plants, whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires construction of substantial infrastructure, plant economics would be adversely affected. Additionally, GTL plants that are not designed to produce specialty products or other high margin products, and plants that are not used to convert natural gas that is associated with oil reserves, will be more dependent on favorable natural gas and oil prices than plants designed for those uses.

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

Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum Process has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of feedstock, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct GTL or CTL plants will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas, coal and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative GTL or CTL technologies on their own or in collaboration with others, including our competitors.

Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chairman of the Board and inventor with respect to many of our patents and patent applications, John B. Holmes, Jr., our Chief Executive Officer, and Edward G. Roth, our President and Chief Operating Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. As such, retention agreements with key employees were put in place in December 2006. At March 1, 2007, we had 62 full-time employees. Except for a $500,000 life insurance policy that we hold on the life of Kenneth L. Agee, we do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.

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

Item 1B.	Unreso lved Staff Comments

None.

It em 2.	Properties

We own and operate a nominal two b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. This lease expires in May 2022, and annual lease payments total approximately $9,000. We also lease 4,500 square feet of laboratory space, which expires in June 2011 and has lease payments of approximately $45,000 per year. We expect to be able to renew this under similar terms. We own a 24,000 square-foot corporate office and technology center located on approximately 25 acres in Tulsa. We also lease office space in Houston, Texas, under a lease that expires in November 2007 and provides for payments of approximately $68,000 per year.

We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we have constructed a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” We added additional equipment to the project for our own work outside of the scope of the DOE Catoosa Project. We refer to the entire project, including the additional equipment, as the “Catoosa Demonstration Facility.” This lease runs through May 2011 and the rent expense is approximately $47,000 annually.

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

The Company received payment from FRI under the note in 2006 and was officially released from the ground lease on February 2, 2007.

We are not a party to, nor are any of our properties the subject of, any pending legal proceedings that, in the opinion of management, are expected to have a material adverse effect on our consolidated results of operations or financial position.

Item 4.	Su bmission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 16, 2007.

Name	Age	Position
Kenneth L. Agee	50	Chairman of the Board and Chief Research Officer
John B. Holmes, Jr.	59	Chief Executive Officer and Director
Edward G. Roth	50	Chief Operating Officer, President and Director
Greg G. Jenkins	49	Executive Vice President of Finance and Business Development and Chief Financial Officer
Carla S. Covey	34	Senior Vice President of Finance and Chief Accounting Officer
Richard L. Edmonson	55	Senior Vice President, General Counsel and Corporate Secretary
Ronald E. Stinebaugh	42	Senior Vice President of Finance & Acquisitions

Our board of directors has adopted an executive succession policy that requires our Chief Executive Officer to identify for the board's approval an executive succession plan prior to the Chief Executive Officer's 60th birthday. Pursuant to this plan, on March 16, 2007, our board of directors appointed Edward G. Roth as President and Chief Operating Officer and as a member of our board of directors. John B. (Jack) Holmes, Jr. remains Chief Executive Officer and a director. Also pursuant to this plan, after Mr. Holmes' 60th birthday (which will occur on March 27, 2007), he will be eligible to retire and receive a retirement benefits package approved by the board.

We are currently pursuing a transition in the office of Chief Financial Officer. We are negotiating a retirement agreement with Greg G. Jenkins, our current Executive Vice President of Finance and Business Development and Chief Financial Officer, including resolution of incentive compensation arrangements, and are seeking to identify candidates to replace his position as Chief Financial Officer.

Effective February 14, 2007, Jeffrey M. Bigger, Senior Vice President of Business Development, Kenneth R. Roberts, Senior Vice President of Business Development and Larry J. Weick, Senior Vice President of Business Development, retired from the Company.

Kenneth L. Agee is Chairman of the Board and Chief Research Officer. Mr. Agee founded our company in 1984 and initially served as President and a director. He served as Chief Executive Officer from February 1996 until January 2005. He became Chairman of the Board in November 1995. He also served as President from June 2002 to September 2002. He became the Chief Technology Officer in April 2005. Mr. Agee became Chief Research Officer in April, 2006. He is a graduate of Oklahoma State University with a degree in Chemical Engineering. He has over 20 years of experience in the energy industry and is listed as Inventor on several U.S. and foreign patents, with several more patent applications pending, all of which he has assigned to us.

John B. (Jack) Holmes, Jr. is Chief Executive Officer and a Director. Mr. Holmes has been Chief Executive Officer since January 3, 2005 and was also President from January 3, 2005 until March 16, 2007. From October 2002 until January 2005, Mr. Holmes was President and Chief Operating Officer. Mr. Holmes became a director upon joining Syntroleum in October 2002. Prior to joining Syntroleum, Mr. Holmes was Chief Operating Officer of El Paso Merchant Energy Company beginning in January 2001, where he had operating responsibility for all assets, including power generation, refining and chemical terminals and marine assets throughout the U.S. and overseas. Before becoming the Chief Operating Officer of El Paso, Mr. Holmes was the President of Oil and Gas Operations from 1999 to 2001. Prior to joining El Paso in 1999, he was President and Chief Operating Officer of Zilkha Energy Company from 1986 to 1998 and, upon its merger with Sonat, Inc. in 1998, he served as President and Chief Executive Officer of Sonat Exploration until 1999. He holds a B.S. in Chemical Engineering from the University of Mississippi.

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

Edward G. (Gary) Roth is Chief Operating Officer, President and a Director. He was appointed to these positions on March 16, 2007. Previously, he had served as Executive Vice President of Engineering and Chief Technology Officer since April 2006. Previously Mr. Roth served as Senior Vice President of Projects from July 2004 to April 2005. Prior to joining Syntroleum in July 2004, Mr. Roth served from December 1997 to July 2004 with Petrofac Resources International in varying positions, and in July 2003 was appointed President and Chief Operating Officer of Petrofac LLC, a company involved in all facets of turnkey engineering, procurement and construction in refining and gas processing. From February 1994 to December 1997, Mr. Roth was Vice President of Engineering & Operations at Zilkha Energy. From December 1979 to February 1994, he worked at ARCO in various capacities, including drilling production operations and business development both domestically and internationally. Mr. Roth has a B.S. in Petroleum Engineering from Texas A&M University and a M.B.A. in Finance from the University of Chicago.

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

There are no family relations, of first cousin or closer, among our executive officers, by blood, marriage or adoption.

Par t II

Item 5 .	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the National Market System of the Nasdaq Stock Market under the symbol “SYNM.” The table below reflects the high and low sales prices for our common stock for each quarter during 2006 and 2005.

	Sales Price
	High	Low
Year Ended December 31, 2006:
First Quarter	$11.85	$7.83
Second Quarter	$8.30	$4.82
Third Quarter	$6.05	$3.96
Fourth Quarter	$4.91	$2.45

Year Ended December 31, 2005:
First Quarter	$12.47	$7.71
Second Quarter	$14.45	$7.41
Third Quarter	$16.50	$9.81
Fourth Quarter	$12.32	$6.54

Record Holders. As of March 1, 2007, we had approximately 1,200 record holders of our common stock (including brokerage firms and other nominees).

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

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 15 percent of the outstanding shares of our common stock as of March 1, 2007. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)(2)(3)(4)	7,935,471	$6.84	4,381,375

Equity Compensation Plans Not Approved by Security Holders (4)(5)(6)(7)	1,025,198	$1.72	2,203,371

Total	8,960,669	$6.25	6,584,746

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan and the Stock Option Plan for Outside Directors.
(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average exercise price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.
(3)	Includes up to 970,000 shares to be issued upon exercise of warrants granted to Mr. Ziad Ghandour, one of our directors, at exercise prices ranging from $4.50 per share to $5.25 per share, which were approved by our stockholders. An additional 1,000,000 warrants to purchase shares of common stock at an exercise price of $11.21 per share may be issued to Mr. Ghandour upon the achievement of certain performance objectives. These warrants were approved by our stockholders in April 2005.
(4)

Includes up to 141,250 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide using the Syntroleum Process as a feedstock for our GTL Mobile Facility, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6. 40 and $7.98 per share for warrants issued since March 1, 2004. The exercise price per share for any additional warrants issued is to be determined based on the price for our common stock on December 1 prior to the contract year for the contract under which warrants are issued. Under the joint development agreement, we have agreed to issue to Sovereign warrants to purchase up to an aggregate of 2,000,000 shares of our common stock in varying amounts upon the acquisition of properties or the achievement of third-party participation in a project. The issuance of warrants to purchase up to 500,000 shares of our common stock has been approved by our stockholders.

(5)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The rights to exercise the options and purchase 333,334 shares vested on October 1, 2002, the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2003, and the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2004. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant; (b) 12 months after the date of the termination of Mr. Holmes’ employment by reason of death or disability; (c) the third annual anniversary of Mr. Holmes’ retirement; or (d) the date 12 months following the date upon which Mr. Holmes’ employment terminates for any reason other than those described in (b) or (c) above.
(6)	On June 30, 1997, and on February 3, 1999, we granted options to purchase 17,198 and 8,000 shares of common stock at exercise prices of $9.30 and $6.88, respectively, to a Business Development Consultant. The rights to exercise the options and purchase shares vest in three equal installments each year on the anniversary of each grant.
(7)	The Company has registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2006, the Company had issued 46,629 shares under this Plan.

Issuer Repurchases of Equity Securities

Neither we nor anyone acting on our behalf of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2006.

Item 6.	Selected Financ ial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Joint development revenue	$1,089	$7,444	$923	$14,183	$9,621
Catalyst materials revenue	—	—	5,674	4,966	—
Other revenues	2,700	464	9	91	25

Total revenues	3,789	7,908	6,606	19,240	9,646

Costs and expenses:
Cost of catalyst materials sales and impairment	—	—	3,033	7,886	—
Catoosa Demonstration Facility	8,429	10,710	12,994	21,843	12,606
Write down of Sweetwater Project	—	—	—	—	30,855
Pilot plant, engineering and research and development	12,700	11,734	9,260	8,135	15,558
Depreciation, depletion, amortization and impairment	816	686	602	639	835
General and administrative and other	27,225	22,423	19,613	15,390	16,040

Total operating expenses	49,170	45,553	45,502	53,893	75,894

Operating income (loss)	(45,381)	(37,645)	(38,896)	(34,653)	(66,248)
Investment, interest, other income (expense), foreign currency, taxes and minority interest	(1,282)	1,769	(1,603)	(1,188)	711
Loss from discontinued oil and gas operations	(7,962)	(5,518)	(2,051)	—	—
Income from discontinued real estate business	—	—	—	1,203	357

Net income (loss)	$(54,625)	$(41,394)	$(42,550)	$(34,638)	$(65,180)

Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.84)	$(0.67)	$(0.93)	$(1.04)	$(1.99)
Income from discontinued operations	$(0.14)	$(0.10)	$(0.05)	$0.04	$0.01
Net income (loss)	$(0.98)	$(0.77)	$(0.98)	$(1.00)	$(1.98)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$29,199	$46,095	$22,625	$10,795	$13,626
Oil and gas properties and equipment held for sale	2,360	6,490	5,353	—	—
Property and equipment, net	2,596	2,910	2,380	1,985	12,673
Total assets	43,937	89,795	44,751	67,235	57,140
Long-term debt and deferred credit	—	—	—	13,546	11,261
Convertible debt	27,641	25,925	24,221	21,842	4,466
Deferred revenue	21,840	20,952	27,575	38,273	35,875
Stockholders’ equity (deficit)	(14,558)	32,413	(13,324)	(12,830)	(3,990)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process and the Synfining Process and do not anticipate recognizing any significant revenues from production from either a GTL or CTL fuel or specialty plant or from licensing our technology in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities or commercial operations of GTL and CTL plants. Generally, any reference to GTL is also applicable to CTL unless the context indicates otherwise.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process and catalyst sales. In the future, we expect to receive revenue from sales of products or fees for the use of GTL and CTL plants in which we will own an equity interest, demonstration plant product sales, licensing, catalyst sales, and research and development activities carried out with industry participants.

Until the commencement of commercial operation of GTL or CTL plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of revenues associated with joint development activities. We will not receive any cash flow from GTL or CTL plants in which we own an equity interest until the first of these plants is constructed and will not receive additional license fees until we enter into additional license agreements or existing licensees develop commercial plants. Our future operating revenues will depend on the successful commercial construction and operation of GTL or CTL plants based on the Syntroleum Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues. Additionally during 2006 we began exploring the applicability of our technologies to renewable energy. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks. We continue to evaluate this technology and possible future business opportunities.

GTL/CTL Plant Revenues. We intend to develop GTL or CTL plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. Some of the anticipated products of these plants (i.e., synthetic crude oil, Fischer-Tropsch waxes, synthetic diesel iso-paraffinic kerosene and other fuels, naphtha, lube base oils, process oils, and/or liquid normal paraffins) have historically been sold at premium prices and may result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our GTL or CTL plants will include co-venturers who have low-cost gas or coal reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant as well as engineering, procurement and construction contractors and Floating, Production, Storage and Offloading vessel (“FPSO”) operators.

License Revenues. We expect to generate revenue earned from licensing the Syntroleum Process through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual GTL or CTL plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all GTL plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements signed in the past have required an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

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

Our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50 percent of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50 percent of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $8.8 million of license credits returned by the Commonwealth of Australia as part of the settlement for the Sweetwater project and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50 percent of the advances should the licensee build a plant that does not pass all process performance testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

Catalyst Revenues. We expect to earn revenue from the sale of our proprietary catalysts to some of our licensees. Our license agreements currently require our catalyst to be used in the initial loading of the catalyst into the Fischer-Tropsch reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from us pursuant to license agreements is equal to our cost plus a specified margin. We will receive revenue from catalyst sales if and when our licensees purchase catalysts. We expect that catalysts will need to be replaced every three to five years.

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL and CTL plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon, the DOE, DOD, Sasol, and Ivanhoe. These projects require us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon affect the comparability of the periods presented.

Demonstration Plant Product Sales Revenues. We expect to provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel and S-8 iso-parafinnic kerosene (jet fuel subject to certification), and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. Our ultra-clean S-2 diesel fuel and S-8 iso-paraffinic kerosene (jet fuel subject to certification) is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics and alcohols. The fuels have been produced at our Catoosa Demonstration Facility. Revenues are recognized upon delivery of the requested fuels.

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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of the Syntroleum Process including our GTL Mobile Facility project. These costs, which relate primarily to outside contract services for initial engineering, design, and development are included in pilot plant, engineering and research and development costs in our consolidated statements of operations.

We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitments to the DOE and have delivered all of the required fuels to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. In September 2006, the Company completed the production of our contract committed volume of fuels to the United States Department of Defense. In addition, we also successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of our demonstration plans, we suspended operations at both facilities.

We have also recognized depreciation, depletion and amortization expense related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. In the third quarter of 2006 with the completion of our research and development efforts related to running the CDF and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce and focusing on cost minimization. This workforce reduction amounted to 46 employees. We anticipate these cost saving measures implemented in the third quarter of 2006 to have a significant favorable impact on operating expenses on a go-forward basis. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. We paid in full a significant portion of the severance payments related to our staff reduction by the end of 2006. We plan to continue to monitor our expenditures with regards to general and administrative expense throughout 2007 as well. Our operating expenses could increase further if we accelerate our development of commercial projects.

If we are successful in developing a GTL or CTL plant in which we own an interest, we expect to incur significant expenses in connection with our share of the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur our share of cost of sales expenses relating primarily to the cost of natural gas or coal feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of GTL or CTL plants, we expect to incur significant depreciation and amortization expense in the future.

Discontinued Operations

International Oil and Gas

Our international oil and gas activities have primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease (“OML”) 113 offshore Nigeria. In fourth quarter 2006, we decided to exit our international oil and gas activities as part of our strategy of focusing our efforts on specific goals and projects that have GTL and CTL potential. On January 19, 2007, we sold all of the stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The sale was effectuated through a sale share and purchase agreement which was entered into pursuant to a letter of intent dated November 30, 2006. As consideration for the sale, AEERL paid us a $2 million nonrefundable deposit on December 12, 2006 and will pay up to an additional $23,172,000 subject to the occurrence of certain financial and commercial milestones. Among these milestones, AEERL will pay us $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raises additional capital, $5 million from the first gross revenues AEERL receives from each of the Ajapa and Aje interests, and $3 million if third party farmees enter into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. Net international oil and gas properties classified as held for sale is $1,750,000 for the year ended December 31, 2006.

Domestic Oil and Gas

We were pursuing gas monetization projects in which we were directly involved in gas field development using available gas processing technologies from third parties. We completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on management’s decision to focus efforts with company specific goals and projects that have GTL and CTL potential. We recorded depreciation, depletion, amortization and impairment expense of $3,783,000 related to these properties and the associated gas processing plant and equipment during the year ended December 31, 2005. We successfully sold certain leasehold acres during 2005 for $1,000,000. The remaining leasehold acreage, including the wells and equipment, sold for $522,000 in January 2006. We are actively seeking prospects for sale of our gas processing plant and related equipment and expect to complete the sale in 2007. Net domestic oil and gas properties and equipment classified as held for sale is $610,000 for the year ended December 31, 2006.

Significant Developments During 2006 and Early 2007

Commercial and Licensee Projects

Stranded Gas Venture. On April 11, 2005, we entered into a Participation Agreement with Dorset Group Corporation (“Dorset”) pursuant to which Dorset committed to provide approximately $40,000,000 to us to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties (“Venture”). Mr. Ziad Ghandour, a member of the board of directors and a consultant of the Company was a participant in Dorset Group Corporation. Subsequently, Ernest Williams II Q-TIP TUA dated 01/25/02 (“Williams”) and Selim K. Zilkha Trust (“Zilkha)” joined the Participation Agreement as venture participants and agreed to provide an additional capital commitment of $10,000,000 each, making the total commitment amount $60,000,000. Effective September 30, 2006, Williams transferred its interest in the Participation Agreement to Jerry B. Williams (“J. Williams”).

On September 22, 2006, we delivered written notice of default to Dorset for breach of the Participation Agreement due to Dorset’s failure to remit the funds necessary to meet its pro rata share of each capital call within ten business days of its notice of the capital call. On November 22, 2006, Syntroleum and Dorset entered into a Cancellation, Termination and Release Agreement which terminated Dorset’s participation in the venture, released Dorset and Syntroleum from any claims against the other and Dorset relinquished any future interest under the

Participation Agreement. On December 20, 2006, Syntroleum, J. Williams and Zilkha agreed to terminate the remainder of the Participation Agreement. We will repay 100 percent of the contributions previously made by J. Williams and Zilkha in amount of $1,193,386 each. Of this amount, $360,000 was paid to each remaining participant on December 20, 2006 and $833,386 will be paid to each remaining participant on or before May 1, 2007.

As a result of entering into the participation agreements with respect to the Stranded Gas Venture, we have issued 103,627 shares of common stock and paid $600,000 in cash to TI Capital Management (“TI Capital”), whose principal owner is Mr. Ziad Ghandour, in accordance with its amended consulting agreement.

Sinopec. On January 25, 2007, we signed a non- binding MOU with China Petroleum Technology Company (“ST”) which calls for the following:

•	The establishment of a joint research and development effort by us and ST to advance GTL and CTL technologies in China;

•	The establishment of a joint marketing effort by us and ST to market the joint ST and Syntroleum GTL and CTL technologies in China;

•	ST using its utmost efforts to construct a GTL plant in China using the Syntroleum Process;

•	ST using its utmost efforts to construct a CTL pilot plant in China using the Syntroleum Process;

•	The Company providing ST access to our complete set of proprietary GTL and CTL technologies, including catalyst technology and Fischer-Tropsch technology for use in China; and

•	ST paying us $20 million per year over the next five years, subject to applicable taxes, to support the development of our technologies

The MOU is non-binding and will not become binding until the parties have executed a definitive agreement which more clearly defines each party’s rights, duties and obligations.

Mobile GTL Facility. In August 2003, we announced our plan to commercialize a GTL Barge. The GTL Barge is designed to develop offshore and near-shore coastal natural gas fields in the one to three trillion cubic feet (“TCF”) range where there is currently no infrastructure to produce and transport the natural gas. These fields are generally considered to be too small to support a liquefied natural gas facility. The GTL Barge builds on the strengths and advantages of the Syntroleum Process, which utilizes air instead of oxygen. The GTL Barge is also designed to have equipment to process natural gas liquids.

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

Papua New Guinea. During 2004, we completed a feasibility study with Oil Search Limited (“Oil Search”) for a Barge in Papua New Guinea. We worked with Oil Search to develop cost estimates for upstream gas and liquids development and pipeline transportation in addition to the GTL facility. We recognized revenue of $100,000 related to this project in joint development revenue for the year ended December 31, 2004.

In November 2005, we entered into a Memorandum of Understanding with the government of Papua New Guinea to examine the development of an approximately 50,000 b/d GTL plant as part of an industrial complex dedicated to gas-based industries near the capital city of Port Moresby. We have worked with the government of Papua New Guinea Ministry of Planning and Development to study the feasibility of a large GTL plant that would share natural gas pipeline infrastructure facilities with various other possible gas conversion participants, including ammonia, methanol and power plant developers. The feasibility study was completed in 2006 and in November 2006 the Papua New Guinea government stated that the Syntroleum GTL facility was granted priority status and designated as a lead project in PNG’s effort to create a domestic gas monetization industry utilizing a portion of its significant resources.

On November 15, 2006 we entered into a Joint Development Agreement with Kuwait Foreign Petroleum Exploration Company, K.S.C. (“KUFPEC”) to join in the development of a 50,000 barrel per day GTL facility in Papua New Guinea. While the project is still in development, the plant under consideration would produce 50,000 barrels per day of Syntroleum ultra-clean S-2 Diesel and other high valued ultra clean fuels. The plant is anticipated to be located near the capital city Port Moresby, in the Konebada Petroleum Park.

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

Linc Energy, Ltd. On August 15, 2005, we entered into a Memorandum of Agreement with Australian- based Linc Energy, Ltd. (“Linc Energy”) to pursue the development of a CTL project using the Syntroleum Process in Queensland, Australia. The agreement, which would enable our technology to benefit from Linc Energy’s underground coal gasification (“UCG”) expertise, is part of Linc Energy’s ongoing Chinchilla Project. The terms of the agreement included cooperation on the Chinchilla Project and future UCG-CTL projects to be pursued by Linc Energy under a CTL license from us, and provided us with an option to invest in the equity of these projects. We and Linc Energy had agreed to jointly fund a series of technology demonstration programs in advance of developing engineering designs for the CTL projects. This Memorandum of Agreement expired on December 31, 2006, and no further definitive agreements or technology license were executed.

Sustec AG. Sustec AG. On January 31, 2006, we entered into a Memorandum of Understanding (the “MOU”) with Sustec AG (“Sustec”), a private company based in Basel, Switzerland and parent company of Future Energy of Freiberg, Germany that provides for exclusive joint business development of projects that will integrate Future Energy’s GSP gasification technology with our Fischer-Tropsch technology. The purpose of the joint venture is to develop projects for the conversion of coal and other carbonaceous materials such as pet-coke, reside and biomass into ultra-clean fuels. Subsequent to the execution of this MOU, Sustec completed a transaction with Siemens whereby ownership of the GSP gasification technology and certain other assets were transferred to Siemens. Sustec retained access rights to the GSP gasification technology and has a license to utilize the GSP technology with certain Syntroleum Fischer-Tropsch projects at market rates.

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

Demonstration Activities

DOE Catoosa Project. The DOE awarded a contract in 2001 to Integrated Concepts and Research Corporation to provide funding for the DOE Ultra Clean Transportation Fuels Project for which we provided the ultra clean fuels (“Doe Catoosa Project”). In May 2002, we signed a participation agreement with Marathon in connection with this project that included the relocation of certain modules from our Cherry Point GTL facility at ARCO's refinery in Washington State to the Tulsa Port of Catoosa near Tulsa, Oklahoma. These modules formed the basis of our Catoosa Demonstration Facility, a demonstration facility designed to produce up to approximately

70 b/d of synthetic products and demonstrate commercial scale-up of the Syntroleum and Synfining Processes. The facility was mechanically completed and dedicated on October 3, 2003, and we achieved startup and commenced fuel deliveries in the first quarter of 2004. The fuels from this facility have been tested by others in advanced power train and emission control technologies, and the fuels were also tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Outside the scope of the DOE Catoosa Project and at our own cost, we installed additional facilities at the Catoosa Demonstration Facility for the purpose of further demonstrating our technology and operational capabilities.

Since this project is not for commercial operations, the costs associated with it have been expensed in accordance with SFAS No. 2, Accounting for Research and Development Costs. The project has been funded by us and the other project participants, including $12.0 million from the DOE for the relocation, engineering, and re-installation of the Cherry Point equipment, labor and cash contributions of $9.3 million by Marathon, and $21.3 million from us provided by a loan agreement between Marathon and us. We completed our fuel production and delivery commitments in connection with the DOE Catoosa Project during 2005 and as a result, we recognized $5,798,000 in joint development revenues for the year ended December 31, 2005.

DOD Projects. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the DOD to participate in the program, to provide for the design of a small footprint plant for fuels-production for land-based and marine applications, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I of this program is now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product.

Congress appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DOD appropriations legislation. We received approximately $950,000 under the appropriation. Phase II included expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter of 2004 and we began work at that time. We recognized joint development revenue from this project of $250,000, $435,000 and $95,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The project was completed in September 30, 2006.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We received approximately $2.8 million under the appropriation. Phase III of this program includes expanded engineering and design work for single battlefield fuel production systems for a marine environment and further single battlefield fuel characterization and demonstration work for all branches of the military. Finalization of the contracts for this phase occurred in the second quarter of 2005. We recognized joint development revenue from this project of $740,000 and $747,000 for the years ended December 31, 2006 and 2005 respectively. We expect to complete the contract in 2007.

In June 2006, we signed a contract to deliver an initial 100,000 gallons of aviation grade FT research fluid (S-8) to the DOD for evaluation and flight testing. This marked the commencement of the DOD’s larger program aimed at long-term in-flight evaluation of FT aviation fuel, and their examination of the prospects for the domestic manufacture and supply of synthetic aviation fuels from FT plants. We completed production and shipment of approximately 104,000 gallons of our FT aviation fuel commitment in early September 2006. On September 19, 2006, our ultra-clean iso-paraffinic kerosene (“jet fuel”) was successfully tested in a United States Air Force B-52 Stratofortress bomber aircraft. The plane lifted off from Edwards Air Force Base with a 50/50 blend of our FT jet fuel and traditional JP-8 jet fuel which was burned in two of the eight engines on the plane. This marks the first time that FT jet fuel has been tested in a military flight demo, and is the first of several planned test flights. A second successful flight test was performed on December 15, 2006 at Edwards Air Force Base in California. This test used a 50/50 blend of our jet fuel and conventional JP-8 in all eight engines. This marks the first time that a B-52 has flown using a synfuel blend as the only fuel on board. We recognized approximately $2,300,000 in revenue from the sale of jet fuel and labor associated with this contract. The government announced plans to seek up to an additional 200 million gallons of alternative synthetic aviation fuel in 2008 and we anticipate submitting one or more proposals to aid in this effort.

Following delivery of our S-8 jet fuel to the DOD for the flight test in September 2006, we had completed the production requirements of our contract committed volumes of fuels to the United States Departments of Defense, Energy and Transportation. Fuel deliveries to the DOT from prior production are ongoing. Also, we successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. Thereafter, we suspended our research and fuels production activities at both facilities, but we maintain them in a standby mode for future commissioning, research on our technology and use to produce additional quantities of ultra clean fuels.

DOE Coal-to-Liquids Project. In March 2005, Congress authorized funding of $4.5 million to evaluate commercially available coal gasification and synthesis gas cleanup technologies and the integration of these processes with a cobalt catalyst based Fischer-Tropsch (“FT”) technology. Integrated Concepts and Research Corporation (“ICRC”) was awarded a contract from the DOE. We anticipate that the results of this work may provide a foundation for the development of a coal-to-liquids plant based on a cobalt catalyst FT technology. Additionally, the study would require engineering and economic analysis to be utilized to evaluate the commercial feasibility of a plant in a coal-producing state. In 2006, ICRC offered a subcontract to us to participate in this effort, which we have not accepted to date because we have been independently pursuing our own efforts to evaluate our cobalt FT catalyst with Eastman Chemical Company. Syntroleum and ICRC continue discussions of how the parties can work together to achieve the ICRC program requirements.

DOT Fuel Evaluation Program. In November 2005, the DOT awarded an agreement with ICRC to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets were provided with awards to purchase, demonstrate and test our S-2 FT diesel fuel. The Alaskan transit bus fleet was also given an award to purchase, demonstrate and test our S-1 arctic-grade FT diesel fuel. We expect to receive approximately $1.0 million in revenue related to fuel sales and labor for this program. We recognized revenues related to this project of $334,000 and $364,000 for the years ended December 31, 2006 and 2005, respectively.

Coal Derived Synthesis Gas. In November 2005, we announced that we had entered into an agreement with another company to conduct laboratory-scale demonstration of our Fischer-Tropsch (FT) catalyst with coal-derived synthesis gas produced at an established gasification facility. Syntroleum intends that this testing program with Eastman Chemical Company will demonstrate the effectiveness of the Syntroleum FT catalysts with proven coal-derived synthesis gas clean-up and treatment processes for use in a CTL application. The testing program, funded 100% by Syntroleum began in December and will continue through mid-2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using Syntroleum technology. Initial production of FT waxes and light products was achieved in mid-December and the overall testing program is currently meeting Syntroleum expectations.

Research and Development Projects

Our primary research and development projects during the year ended December 31, 2006 related to our GTL technologies for use in GTL plants, including catalyst performance evaluation and enhanced reactor designs. Expenses for pilot plant, engineering and research and development incurred during the year ended December 31, 2006 totaled $12,700,000. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and our GTL Mobile Facility. We operated our Catoosa Demonstration Facility for the first three quarters of 2006 for further research and development, fuel production, and additional testing. Upon successful completion of our delivery commitments to the DOD in September 2006 and our longest run of catalyst testing activity at the Tulsa Pilot Plant, we suspended operations at both facilities. Expenses incurred for the operations and modifications to our Catoosa Demonstration Facility during the year ended December 31, 2006 totaled $8,429,000.

Other Activities

Agreement with ExxonMobil. In December 2004, we signed an agreement with ExxonMobil Research and Engineering Company (“ExxonMobil”) pursuant to which we received a worldwide license to use ExxonMobil's patented processes to produce and sell fuels from natural gas or substances such as coal. In addition, we have the right to extend the terms of this agreement to our licensees. The scope of this agreement includes the fields of synthesis gas production, Fischer-Tropsch synthesis, product upgrading to make fuels and various processes that relate to these areas. The agreement includes all existing ExxonMobil patents (which number over 3,000 worldwide) and future improvements to patents in these areas over the next several years. This agreement does not include patents covering certain specific catalyst formulations and manufacturing steps. We have agreed that we will not enforce against ExxonMobil and its affiliates any patents that we obtain after the date of the license agreement, to the extent that those patents overlap with any of ExxonMobil’s patents. We intend to continue to develop and commercialize our process; however, we recognize a potential to utilize some ExxonMobil patents in our process. The Exxonmobil agreement was amended in August 2006 to expand our rights to access the ExxonMobil technology into the areas of lubricating base oils and solvents.

Results of Operations

Consolidated Results for the Years Ended December 31,

Revenues	2006	2005	2004
	(in thousands)
Joint Development Revenue	$1,089	$7,444	$923
Catalyst Materials Revenue	—	—	5,674
Other	2,700	464	9

Total Revenues	$3,789	$7,908	$6,606

2006 vs. 2005

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $1,089,000 in 2006, compared with $7,444,000 in 2005. The decreased revenues in 2006 primarily were due to:

•	revenue recognition in 2005 of previously deferred revenue related to fuel delivery commitments associated with the DOE Ultra Clean Fuels Demonstration project in the amount of $5,798,000, and

•	completion of a DOD contract in September 2006.

Other Revenue. Other revenues were $2,700,000 in 2006 compared to $464,000 in 2005. The increase was primarily due to:

•

delivery of 104,000 gallons of S-8 synthetic diesel to the DOD for testing in aircraft and vehicle engines in 2006 related to a DOD fuel delivery contract completed in 2006 in the amount of $2,300,000.

•	GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation of approximately $364,000 in 2005, and

•	approximately $100,000 of GTL fuel sales were recognized for shipments to various customers for further research on fuel capabilities in 2005.

2005 vs. 2004

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $7,444,000 in 2005, compared with $923,000 in 2004. The increase in revenue in 2005 primarily resulted from:.

•	increased funding for research and development activities by licensees, the U.S. government and other third parties, and

•	revenue recognition of previously deferred revenue related to fuel delivery commitments associated with the DOE Ultra Clean Fuels Demonstration project in the amount of $5,798,000.

Catalyst Materials Revenue. Revenues from catalyst materials sales was $0 in 2005 compared to $5,674,000 in 2004. The decrease in catalyst revenue in 2005 resulted from:

•	liquidation of catalyst materials from our suspended Sweetwater project in 2004, with no comparable activity in 2005.

Other Revenue. Other revenues were $464,000 in 2005 compared to $9,000 in 2004. The increase was primarily due to:

•	GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation of approximately $364,000 in 2005,

•	approximately $100,000 of GTL fuel sales were recognized for shipments to various customers for further research on fuel capabilities in 2005, and

•	smaller quantities of sales of GTL fuel recognized in 2004.

Operating Costs and Expenses	2006	2005	2004
	(in thousands)
Cost of catalyst materials sales and impairment	$—	$—	$3,033
Catoosa Demonstration Facility	8,429	10,710	12,994
Pilot plant, engineering and research and development	12,700	11,734	9,260
Depreciation, depletion, amortization and impairment	816	686	602
Non-cash equity compensation	7,859	4,686	4,341
General and administrative and other	19,366	17,737	15,272

Total Operating Costs and Expenses	$49,170	$45,553	$45,502

2006 vs. 2005

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $8,429,000 during 2006 compared to $10,710,000 during 2005. The decrease resulted primarily from:

•	the suspension of operations at the plant in September, 2006 significantly reduced our expenses in the fourth quarter of 2006

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $12,700,000 in 2006 compared to $11,734,000 in 2005. The increase in expenditures resulted primarily from:

•

increased salaries and wages for the technical and engineering group related to the operations of both the pilot plant during the first nine months of 2006 and the lab for the full year 2006 on continuous running shifts,

•	studies and documentation for the process design of a GTL plant,

•	increased catalyst performance testing in 2006, and

•	the suspension of operations at the plant in September, 2006 reduced our expenses in the fourth quarter of 2006.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expenses were $816,000 in 2006 compared to $686,000 in 2005. The increase resulted primarily from:

•	purchases of computers in the ordinary course of business.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees and consultants totaled $7,859,000 in 2006 and $4,686,000 in 2005. The increase resulted primarily from:

•

the adoption of SFAS 123(R) and the continuing effects of SFAS 123(R) for new employee grants, which changes the valuation technique for all share based compensation for employees and requires that value of the shares to be expensed, and

•	higher restricted stock-based compensation in 2006 when compared to 2005.

General and Administrative and Other. General and administrative expenses for 2006 were $19,366,000 compared to $17,737,000 in 2005. The increase resulted primarily from:

•	increased expenses in 2006 related to business development professional consultants and higher insurance premiums in 2006, and

•	settlement of dispute with a vendor in 2005 that resulted in the reversal of a $680,000 contingency accrual.

2005 vs. 2004

Cost of Sales and Impairment of Catalyst Materials. Costs of catalyst material sales during 2005 were $0 as compared to $3,033,000 in 2004. The decrease resulted primarily from:

•	the full liquidation of catalyst materials held at market value in 2004 with no comparable activity in 2005.

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $10,710,000 during 2005 compared to $12,994,000 during 2004. The decrease resulted primarily from:

•	the installation of major equipment modules during 2004, and

•	continuous operations with smaller modifications and maintenance for 2005.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $11,734,000 in 2005 compared to $9,260,000 in 2004. The increase in expenditures resulted primarily from:

•	increased salaries and wages for technical and engineering group,

•	studies and documentation for the process design of a GTL plant, and

•	modifications to the Tulsa Pilot Plant and start up operations with modifications in place in 2005 compared to 2004.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expenses were $686,000 in 2005 compared to $602,000 in 2004. The increase resulted primarily from:

•	increased depreciation expense in 2005 related primarily to purchases of computers in the ordinary course of business.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees and consultants totaled $4,686,000 in 2005 and $4,341,000 in 2004. The increase resulted primarily from:

•	vesting of warrants issued to consultants for the achievement of goals under agreements with these consultants for 2004 and 2005, and

•	increased consultant stock compensation and stock compensation bonus structure for employees in 2005.

General and Administrative and Other. General and administrative expenses for 2005 were $17,737,000 compared to $15,272,000 in 2004. The increase resulted primarily from:

•	increased general and administrative staffing resulting in higher salaries and wages and other components directly correlated with increased staffing, and

•	increased insurance premiums in 2005.

Other Income and Expenses	2006	2005	2004
	(in thousands)
Investment and Interest Income	$2,527	$2,554	$891
Interest Expense	(1,717)	(1,704)	(1,697)
Other Income (Expense)	(1,200)	174	(418)
Foreign Currency Exchange	(892)	745	(367)
Income Taxes	—	—	(12)
Income from discontinued oil and gas businesses	(7,962)	(5,518)	(2,051)

2006 vs. 2005

Investment and Interest Income. Investment and interest income was $2,527,000 in 2006, which was comparable to $2,554,000 in 2005.

Interest Expense. Interest expense was $1,717,000 during 2006, which was comparable to interest expense of $1,704,000 in 2005.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange loss, was expense of $2,092,000 in 2006, compared to income of $919,000 during 2005. The increase in expense resulted primarily from:

•	other expense of $1,200,000 related to financing costs previously capitalized that were expensed in 2006, and

•	foreign currency losses recorded in 2006 compared to foreign currency gains recorded in 2005 due to the fluctuation in the value of the Australian dollar compared to the U.S. Dollar between periods.

Loss from Discontinued Operations. Loss from discontinued operations was $7,962,000 in 2006 and $5,518,000 in 2005. The increase resulted from:

•	the absence of $3,556,000 gain recognized in 2005 from conveyance of a portion of our participating interest in the Aje field,

•	amortization expense of $1,457,000 related to the termination of the stranded gas venture in 2006 compared to $165,000 in 2005, and

•	higher impairment in 2005 due to impairment of domestic oil and gas assets that were sold in January 2006.

2005 vs. 2004

Investment and Interest Income. Investment and interest income was $2,554,000 in 2005 compared to $891,000 in 2004. The increase resulted from:

•	increased cash balance resulting in higher interest received on cash held in money market accounts in 2005.

Interest Expense. Interest expense was $1,704,000 during 2005, which was comparable to interest expense of $1,697,000 in 2004.

Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange loss, was income of $919,000 in 2005, compared to expense of $785,000 during 2004. The increase resulted primarily from:

•	foreign currency gains recorded in 2005 compared to foreign currency losses recorded in 2004 due to the fluctuation in the value of the Australian dollar compared to the U.S. Dollar between periods.

Provision for Income Taxes. Income tax expense was $0 and $12,000 in 2005 and 2004, respectively. The decrease resulted from:

•	the Australian withholding tax imposed during 2004 on interest earned on funds held in Australian bank accounts, and

•	no remaining funds in Australian escrow bank accounts in 2005, thus resulting in no income tax expense in 2005.

Loss from Discontinued Operations. Loss from discontinued operations in 2005 was $5,518,000 and $2,051,000 in 2004. The increase resulted from:

•	depreciation, depletion, amortization, and impairment in 2005 of approximately $8,162,000 compared to $480,000 in 2004,

•	a gain of $3,556,000 related to the conveyance of a portion of our interest in the Aje Field recorded in 2005, and

•	a decrease in general, administrative and other costs related to professional fees between years of $938,000

Net Income (Loss)	2006	2005	2004
	(in thousands)
Net Income (Loss)	$(54,625)	$(41,394)	$(42,550)

2006 vs. 2005

In 2006, we experienced a loss of $54,625,000 compared to a loss of $41,394,000 in 2005. The increase in net loss relates primarily to factors stated above, including lower joint development revenues coupled with increased general and administrative expenses, other income (expense), and foreign currency when compared to 2005.

2005 vs. 2004

In 2005, we experienced a loss of $41,394,000 compared to a loss of $42,550,000 in 2004. The decrease in the net loss primarily relates to greater total revenues in 2005 when compared to 2004 as well as other factors stated in the explanations above.

Liquidity and Capital Resources

General

As of December 31, 2006, we had $33,469,000 in cash and short-term investments. Our current liabilities from continuing operations totaled $4,530,000 as of December 31, 2006.

At December 31, 2006, we had $500,000 in accounts receivable outstanding relating to our GTL fuel sales and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $35,807,000 during the year ended December 31, 2006, compared to $38,470,000 during the year ended December 31, 2005. The decrease primarily results from lower cash used in discontinued operations in 2006 when compared to 2005 and lower costs related to the CDF. This was partially offset by increased research, development, and engineering costs in 2006 when compared to 2005.

Cash flows used in investing activities were $419,000 during the year ended December 31, 2006, compared to cash flows used in investing activities of $7,942,000 during the year ended December 31, 2005. The decrease in cash used in investing activities is primarily related to the receipt in 2006 of $1,802,000 for a note receivable previously held, receipt of a non-refundable deposit of $2,000,000 from AEERL and lower capital expenditures for international oil and gas assets which have been included in cash used in discontinued operations.

Cash flows provided by financing activities were $34,000 during the year ended December 31, 2006, compared to $84,507,000 provided by financing activities during the year ended December 31, 2005. The decrease in cash flows provided by financing activities relates to the proceeds received from the sale of stock and option exercises totaling $426,000 during the year ended December 31, 2006 compared to $81,792,000 during the same period in 2005.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of the Syntroleum Process, to market the Syntroleum Process, to design and construct GTL and CTL plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and through debt (including debt which is convertible into our common or preferred stock) and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.

We had an effective registration statement at December 31, 2006 for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for an aggregate offering price of approximately $102 million. As discussed below, we had an equity transaction subsequent to December 31, 2006 which reduced the amount available in our effective registration statement to $97 million. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. We can give no assurance that any of the transactions outlined above will be available to us when needed or on terms acceptable or favorable to us.

On January 19, 2007, we sold all of the stock of the subsidiaries that held our interests in the Ajapa and Aje fields to AEERL. As previously discussed, AEERL is obligated to pay us $10,172,000 on the earlier to occur of April 1, 2007, or the date AEERL raises additional capital.

We are currently exploring alternatives for raising capital to commercialize the growth of our GTL and CTL businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, or if we are not successful in establishing a strategic alliance, we may be required to reduce, delay or eliminate expenditures for our GTL and CTL plant development and other activities, as well as our research and development and other activities, or may seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions we outlined above may not be available to us when needed or on terms acceptable or favorable to us.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2006:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Noncurrent Debt Obligations	$27,641	$27,641	$—	$—	$—
Purchase Obligations	6,000	6,000	—	—	—
Capital (Finance) Lease Obligations	114	79	35	—	—
Operating Lease Obligations	7,445	1,070	2,021	800	3,554
Other Current Liabilities from discontinued operations	1,667	1,667	—	—	—

Total	$42,867	$36,457	$2,056	$800	$3,554

Noncurrent debt obligations represent our convertible loan agreement with Marathon related to our DOE Catoosa Project. This agreement provides project funding pursuant to advances under two secured promissory notes totaling $21.3 million between Marathon and us for costs relating to the DOE Catoosa Project. At December 31, 2006, we had received advances of $21.3 million under the loan and we had accrued interest of $6.3 million. On January 16, 2007, we entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use our FT process to produce synthetic crude. As part of this agreement, Marathon eliminated all of its rights under the promissory notes in the amount of $27.6 million. In exchange, we agreed to pay Marathon $3 million in both December 2008 and 2009 as well as providing an enhanced licensing agreement to them.

As of December 31, 2006, we were obligated to spend up to $6 million to drill, evaluate, test and either complete or plug and abandon one well in the Ajapa Field in OML 90, offshore Nigeria. This obligation was terminated upon our sale of the subsidiaries holding the interest in the Ajapa field on January 19, 2007.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We have leases on our laboratory, our Houston office and had a lease on an office in Bolivia. Because the ground lessor did not remove us from the lease as of December 31, 2006, we also remain the lessee of a parking garage in Reno,

Nevada that we sold to Fitzgerald’s Casino in 2001. This lease is currently paid by Fitzgerald’s Casino and is part of the sale agreement executed in 2001; however, it is included in our schedule of contractual obligations above. We were officially released from the ground lease on February 2, 2007.

The Stranded Gas Venture was established in April, 2005 to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties. On November 22, 2006, we entered into a Cancellation, Termination and Release Agreement which terminated one participants’ involvement in the venture. On December 20, 2006 we agreed to terminate the remaining two participants’ involvement in the venture in exchange for a $360,000 payment to each remaining participant in December 2006 and a payment of $833,386 to each remaining participant by May 1, 2007. This obligation is reflected in the table above as other current liabilities of discontinued operations.

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $7,300,000 at December 31, 2006. Expense is not recognized until an employee is severed. Additionally, we have a commitment to pay $671,000 on June 29, 2007 and $1,092,600 on June 29, 2008 for retention bonus agreements. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment.

On February 14, 2007, we entered into retirement agreements with four officers. Pursuant to the terms of the agreements, we made one time payments to the retirees on the effective retirement date totaling $400,000 and will make monthly cash payments for a total of $670,000 through February 2009 and entered into consulting agreements for the next four to six months for a total of $376,000.

We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in the United States and various other countries.

Notes Receivable from Related Parties

In June 1995, Larry J. Weick, previously our Senior Vice President of Business Development, purchased 200,000 shares of common stock of a predecessor of Syntroleum for a purchase price of $0.50 per share, paid by delivery of promissory notes totaling $100,000, the amount of the aggregate purchase price. In September 1997, our predecessor company loaned Mr. Weick approximately $117,000, the proceeds of which were used to repay his previously outstanding note and accrued interest. To secure his note, Mr. Weick pledged to our predecessor shares of our predecessor’s common stock with a market value equal to no less than two times the indebtedness under the note. The note was full recourse, bore interest at the rate of 6.1 percent per year and matured in May 2004. The amount outstanding, including accrued interest was approximately $169,000 at December 31, 2003. In May 2004, Mr. Weick paid us for the entire outstanding balance of the loan, including accrued interest. As a result of this transaction, we have no additional loans outstanding with any directors or officers of the Company.

Equity Line of Credit

On November 20, 2006, we entered into a Common Stock Purchase Agreement (sometimes termed an equity line of credit agreement) with Azimuth Opportunity Ltd (“Azimuth”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Azimuth is committed to purchase up to $40,000,000 of our common stock, or the number of shares that is one less than 20 percent of the issued and outstanding shares of our common stock as of November 20, 2006, whichever occurs first, over the twenty four month term of the agreement. No shares of stock were issued in connection with the execution of the Purchase Agreement as of December 31, 2006. At our discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase our common stock over eleven consecutive trading days or such other period mutually agreed upon by us and Azimuth, with each draw-down subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw-down, and further subject to the satisfaction of customary closing conditions. We can present Azimuth up to 24 draw-down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw-down period. Once presented with a draw-down notice, Azimuth is required to purchase a pro- rata portion of the shares on each trading day on which the daily volume weighted average price of our common stock exceeds a threshold price determined by us for such draw-down, which will not be less than $1.37 per share. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw-down period on which shares are purchased, less a discount ranging from 3.125% to 6.25%, based on the threshold price. If the daily volume weighted average price of our stock falls below the threshold price on any trading day during a draw-down period, Azimuth is not required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at its election, Azimuth can buy the pro- rata portion of shares allocated to that day at the threshold price less the discount.

The Purchase Agreement also provides that at our sole discretion, we may grant Azimuth the right to exercise one or more options to purchase additional shares of our common stock during each draw-down pricing period for an amount that we specify. Upon Azimuth’s exercise of the option, we can sell to Azimuth the shares of our common stock subject to the option at a price equal to the greater of the daily volume weighted average price of our common stock on the day Azimuth notifies us of its election to exercise its option or the threshold price for the option determined by us in each case, less a discount ranging from 3.125% to 6.25%, based on the volume weighted average price of our common stock. Our ability to draw-down on equity could be reduced or eliminated by material, adverse changes to our business.

As of December 31, 2006, no amounts were outstanding under this agreement. On March 1, 2007, a draw-down of $5 million was consummated at an average stock price of $3.23 per share. As allowed in the agreement, we authorized Azimuth to purchase an additional 614,000 shares during the draw-down period.

Equity Issuances

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

As of December 31, 2006, we had not issued any shares under our equity line of credit agreement with Azimuth. On March 1, 2007, a draw-down of $5 million was completed at an average stock price of $3.23 per share resulting in our issuance of approximately 614,000 shares.

TI Capital Management. During October 2003, we consummated the private issuance and sale to Mr. Ziad Ghandour a total of 400,000 shares of our common stock for an aggregate purchase price of $1.8 million and entered into a consulting agreement granting Mr.Ghandour with 600,000 options. Mr. Ghandour is one of our directors and also serves as a consultant to us. Mr. Ghandour became an employee of our Company in October of 2005. In February 2004, we issued warrants to purchase up to 1,170,000 shares of our common stock to TI Capital Management (“TI Capital”), a consulting firm owned by Mr. Ziad Ghandour, pursuant to an amended and restated consulting agreement. These warrants replace the 600,000 options that were granted to Mr. Ghandour in October 2003. The warrants to purchase 170,000 shares at an exercise price of $5.00 per share are exercisable from the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $636,000 with respect to these warrants during the year ended December 31, 2005. The warrants to purchase 500,000 shares at an exercise price of $5.25 per share became exercisable upon the execution of the agreement with Bluewater in February 2005. Warrants to purchase 500,000 shares at an exercise price of $4.50 per share vested in September 2004 in relation to work completed with Dragados. Related to the vesting of these warrants for the year ended December 31, 2005, we recognized expense of $2,759,000. All warrants will expire on November 4, 2007. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

In October 2004, we amended our consulting agreement with TI Capital to provide that in connection with the closing of a financing with a company introduced to us by TI Capital, we will pay TI Capital, a number of shares of our common stock equal to one percent of the net proceeds that we receive in connection with such financing divided by $5.79 per share, provided that the closing occurs by February 2006, or such later date as we, in our sole discretion, may designate. The cash payment was made promptly after the meeting of stockholders at which the proposal to approve the issuance of the shares was approved. As a result of the Stranded Gas Venture, we have issued TI Capital 103,627 shares of common stock and paid cash bonuses totaling $600,000 in accordance with this agreement. TI Capital and Mr. Ghandour collectively own 207,658 shares of our common stock at December 31, 2006.

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

Sovereign Oil and Gas Company II,LLC. In March 2004, we entered into a joint development agreement with Sovereign Oil & Gas Company II, LLC (“Sovereign”), a consulting firm that we have retained to assist us in acquiring stranded natural gas fields worldwide. Under the agreement, we agreed to issue warrants to purchase 50,000 shares of our common stock at an exercise price of $6.40 upon stockholder approval of the agreement. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. The vesting period for these warrants did not begin until they were approved by stockholders, at which time we recognized expense totaling $165,000 with respect to these warrants for the period ended December 31, 2005.

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

As a result of our agreements on OML 113 offshore Nigeria, we issued Sovereign warrants to purchase a total of 50,000 shares of our common stock at an exercise price of $6.40 per share. Sovereign has also earned warrants to purchase 25,000 shares of our common stock in relation to our agreement on OML 90. On January 28, 2005, Sovereign exercised warrants to purchase 8,750 shares of our common stock at an exercise price of $6.40 per share, resulting in proceeds of approximately $56,000. On July 26, 2006, Sovereign earned warrants to purchase 25,000 shares of our common stock at an exercise price of $7.98 per share.

Our shareholders approved an amendment to the joint development agreement with Sovereign at the annual shareholders meeting in April 2006 to change the exercise price of warrants issued to the closing per share sale price of our common stock as of December 1 prior to a contract year in which the warrants are issued. This amendment was made because this is the date that we must give notice to Sovereign of continuation or termination of the joint development agreement for the next contract year. For the 2005 and 2006 contract years, the exercise price for all warrants issued, after shareholder approval, is $6.94 and $7.98 per share, respectively. The exercise price for the 25,000 warrants to purchase shares of common stock issued for OML 90 changed from $11.16 to $6.94 per share due to the approval by the shareholder’s of the amendment mentioned above.

We notified Sovereign on November 15, 2006 that we did not intend to renew the JDA at the conclusion of the current contract year. The JDA terminates in March 2007.

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

On April 25, 2005, our stockholders approved the adoption of the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”), which provides for the issuance of up to 6,600,000 shares of our common stock pursuant to the grant of stock options, stock appreciation rights, stock awards (including restricted stock and stock units) and performance awards. Awards will be available for grant to our employees, independent contractors and non-employee directors, except that non-employee directors may only be granted awards of stock appreciation rights, stock options or restricted stock under the Plan. The Board of Directors has established an annual incentive plan under which employees are eligible to receive a certain number of shares of common stock based on the achievement of certain company-wide objectives and the individual’s performance rating for the year. The Board of Directors has established objectives on which we will be measured which determines a number of shares to be issued to employees based on a rating system. In January 2006, we granted an aggregate of 91,707 shares of common stock to certain employees under our existing stock option and incentive plans related to service performed in 2005. These shares were fully vested on the date of grant. We recognized compensation expense of $877,000 during the year ended December 31, 2005 for the stock awards that were granted to employees in 2006 related to this plan based on the value of our common stock on January 23, 2006. We recognized compensation expense of $1,086,000 during the year ended December 31, 2006 for the stock awards that were granted to employees in 2007 related to this plan based on the value of our common stock on January 24, 2007 and February 6, 2007.

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

During 2006, we granted an aggregate of 261,500 options to purchase shares of common stock to employees at a weighted average exercise price of $9.59 per share. We also issued 119,998 shares of common stock as a result of the vesting of restricted common stock units. We granted 45,230 restricted common stock units to employees and issued 38,759 shares of common stock to our directors for services to be provided in the future. In connection with the vesting of restricted shares we repurchased and subsequently cancelled a total of 77,716 shares of common stock as settlement for the employee’s payroll taxes.

On May 22, 2006, we registered via an S-8, 750,000 shares of common stock issuable as matching pursuant to the terms of our 401K Plan. As of December 31, 2006, we had issued 46,629 shares under this Plan.

We implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The agreements granted the executive officers the option to purchase up to 600,000 shares of our common stock at an exercise price of $2.89 per share. One-third of the options vest and become exercisable on June 29, 2007 and the remaining two-third of the options vest and become exercisable on June 29, 2008. In addition, 200,000 restricted common stock units were granted to the executives with a vesting date of June 29, 2007. Additional retention agreements were entered into with other key employees. If the employee remains employed through the date specified under the terms of the agreement, we have a commitment to pay $671,000 on June 29, 2007 and $1,092,600 on June 29, 2008. The Company has no obligation if the employee leaves before the date specified in the agreement. We have the option to grant shares of restricted stock units of the 2008 commitment in lieu of making a cash payment with the number of shares

Commonwealth of Australia Settlement

In April 2004, we reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of our nominal 11,500 b/d specialty product GTL plant in Western Australia (known as the Sweetwater project). Under this agreement, funds held in escrow accounts in Australia related to previous loan advances and a license agreement, plus all interest earned on these funds since the suspension of the project, and other associated costs were returned to the Commonwealth of Australia in September 2004. The Commonwealth retained its license for the Syntroleum Process; however, rather than retaining the right to receive AUD $30 million in credits against future license fees per the original agreement, the Commonwealth received AUD $15 million in credits. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and included in other income (expense) on our consolidated statement of operations for the year ended December 31, 2004. We have no plans to re-start the Sweetwater Project.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 effective January 1, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September, 2006, the SEC Staff issued SAB 108, Financial Statements – Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements. This statement provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The application of SAB 108 is encouraged for an interim period of the first fiscal year ending after November 15, 2006. SAB 108 became effective for Syntroleum in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

In November 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, which supersedes EITF Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and amends EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the guidance in EITF Issue 06-6, when the Company modifies or exchanges debt instruments that affect the terms of an embedded conversion option, debt extinguishment accounting would apply under certain conditions. Guidance is also provided for modifications or exchanges that are not treated as extinguishments. The consensus in EITF Issue 06-6 is effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The Company intends to adopt EITF Issue 06-6 effective January 1, 2007 and does not believe that the adoption will have a significant effect on its financial statements.

In December, 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements. The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP is effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. We will adopt the provisions of FSP EITF 00-19-2 beginning in January 2007 and expect no impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:

Revenue Recognition. We recognize revenues from joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenues recognized upon completion of our obligations specified under the contract.

Substantially all of our joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 13), the DOE and the DOD. All such joint development activities were pursuant to joint research and development agreements where we expense our research and development costs as incurred. These projects require us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues to be recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting Bulletin, Topic 13 and SOP 97-2 Software Revenue Recognition.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. We recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) we have delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, we have not delivered any PDP’s for initial licensed plants. We are under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

We sold a certain amount of the catalyst materials we had on-hand during the years ended December 31,

2004. Any revenues and costs of sales related to the sale of these materials are recorded in the statement of operations in the period in which the materials are sold. We fully liquidated all of these catalyst materials during the year ended December 31, 2004.

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

We provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel and S-8 jet fuel (subject to certification), produced from natural gas and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. The ultra-clean S-2 diesel fuel and S-8 jet fuel (subject to certification) is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics or alcohols. The fuels have been produced at the Catoosa Demonstration Facility. Revenues are recognized upon delivery of the requested fuels and are recorded as other revenue.

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

Stock-Based Compensation. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations. We also followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) Share-Based Payment, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award.

We adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, the financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. In accordance with the modified prospective transition method, all outstanding deferred compensation at the time of adoption was reclassified to additional paid-in capital. For the year ended December 31, 2006, we recorded a total of $7,859,000 or ($0.14) per basic and diluted share of share-based compensation expense. At January 1, 2006, we had no cumulative effect associated with adopting SFAS 123 (R).

Non-Employee Stock-Based Compensation. The Company also grants stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any stock options granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting. Stock options that are tied to performance criteria are expensed at the time the performance goals are met.

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

We follow the full cost method of accounting for the exploration, development and acquisition of oil and reserves as stated above. All unamortized costs of oil and gas properties are limited to the sum of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. We completed an evaluation of the potential reserves and the economics related to our domestic oil and gas properties in 2005 and decided to focus our efforts on aligning the Company with specific goals and projects that have GTL and CTL potential. As a result, we discontinued further expenditures in the Central Kansas Uplift area and began disposing of these properties. We disposed of the majority of these properties in 2005. The final transaction occurred in January 2006. In December 2006, we entered into an agreement to sell the common stock of the subsidiary that holds our interest in our international oil and gas projects. The transaction closed in January 2007 with the execution of a common stock purchase agreement. Accordingly, we have also classified our international oil and gas activities in discontinued operations for the years ended December 31, 2006, 2005 and 2004. The net effect of the United States oil and gas activities, including the related gas processing plant and equipment, and international oil and gas activities, are presented in discontinued operations in the financial statements for the years ended December 31, 2006 and 2005 in accordance with SFAS No. 144.

Critical Estimates. Some of the more significant estimates made by management include, but are not limited to, valuation of stock-based compensation, estimates for accrued liabilities and impairment of property and equipment. Actual results have not been materially different than the estimates made by management in the past. Management bases these estimates on the most current information available. These estimates are subject to change in the future as a result of changes in the fair values of the assets.

Item 7A.	Quantitative and Qualitative Disclosures about Mark et Risk

We had approximately $33,469,000 in cash and cash equivalents in the form of money market instruments and short-term certificates of deposit at December 31, 2006. This compares to approximately $69,663,000 in cash and cash equivalents at December 31, 2005. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

We expect to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency; accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the United States dollar as their functional currency. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $11,840,000 at December 31, 2006. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.79 and $0.73 at December 31, 2006 and December 31, 2005, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report thereon of Grant Thornton LLP dated March 13, 2007, are set forth on pages F-1 through F-29 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	Cha nges in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Contr ols and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2006.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syntroleum Corporation

We have audited management's assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” referenced under Item 9A, that Syntroleum Corporation (a Delaware Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Syntroleum Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP

Tulsa, Oklahoma
March 13, 2007

Item 9B .	Other Information

None.

PAR T III

Item 10.	Directors, Exec utive Officers and Corporate Governance of the Registrant

The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2006. Certain information with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2006. Certain information with respect to our executive officers is set forth in Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2006. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.

Item 13.	Cer tain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2006.

P ART IV

Item 15.	Ex hibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2006:

(a)(2) Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
*3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 24, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.2	Warrant Agreement, dated as of November 4, 2003, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*4.3	Warrant Agreement, dated as of May 26, 2004, between the Company and American Stock Transfer and Trust Company, as warrant agent (including form of warrant certificate) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2004 (File No. 0-21911)).

The Company is a party to debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

*10.1	Form of Master License Agreement of the Company (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

+*10.2	Form of Amended and Restated Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 22, 2001 (File No. 0-21911)).

+*10.3	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.7	Volume License Agreement dated February 4, 1998 between the Company and Kerr-McGee Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

10.8	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company.

+*10.9.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.2	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.9.3	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.14.1	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

10.14.2	Amendment No. 3 to Volume License Agreement dated July 1, 2003 between the Company & Ivanhoe Energy Inc.

10.15	Transfer of Participating Interest in Oil Mining Lease 113 from Syntroleum Nigeria Limited to Energy Equity Resources Oil & Gas Limited, a subsidiary of Energy Equity Resources Limited.

+*10.16	Form of Employment Agreement between the Company and its executive officers dated June 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 12, 1999 (File No. 0-21911)).

+*10.17.1	Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Annex A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2003 (File No. 0-21911)).

+*10.17.2	Form of Option Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

+*10.17.3	Form of Restricted Stock Award Agreement under the Syntroleum Corporation 1993 Stock Option and Incentive Plan Second Amendment and Restatement (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.18.1	Participation Agreement between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.18.2	Secured Promissory Note between the Company and Marathon Oil Company dated May 8, 2002 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-21911)).

*10.18.3	Amendment No. 1 to Secured Promissory Note dated May 8, 2002 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.18.4	Amendment No. 2 to Secured Promissory Note dated May 8, 2002, effective as of March 4, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.18.5	Amendment No. 3 to Secured Promissory Note dated May 8, 2002, effective as of May 10, 2006 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-21911)).

*10.18.6	Secured Promissory Note between the Company and Marathon Oil Company dated February 1, 2003 (incorporated by reference to Exhibit 10.30 to the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

*10.18.7	Amendment No. 1 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003 entered into on June 9, 2004 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 000-21911)).

*10.18.8	Amendment No. 2 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003, effective as of March 4, 2005 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2005 (File No. 0-21911)).

*10.18.9	Amendment No. 3 to the Syntroleum Corporation Secured Promissory Note dated February 1, 2003, effective as of May 10, 2006 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2006 (File No. 0-021911)).

+*10.19	Employment Agreement dated August 31, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.20	Indemnification Agreement dated as of October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.21	Employment Agreement dated September 17, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.22	Indemnification Agreement dated as of September 16, 2002 between the Company and Kenneth R. Roberts (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.23	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.24	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.25	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.26	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.27	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.28	Employment Agreement dated as of July 30, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

+*10.29	Indemnification Agreement dated as of April 11, 2003 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003 (File No. 0-21911)).

*10.30.1	Amended and Restated Letter Agreement dated February 2, 2004 between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.30.2	Amendment No. 3 dated as of October 25, 2004 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911)).

*10.30.3	Amendment No. 4 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management, effective as of March 21, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

*10.30.4	Amendment No. 5 dated as of February 13, 2006 to Letter Agreement dated October 3, 2003 between the Company and TI Capital Management (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006 (File No. 0-21911)).

+*10.31.1	Warrant Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.31.2	Registration Rights Agreement, dated as of October 15, 2003, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.31.3	Amendment No. 1 to Registration Rights Agreement, dated as of February 2, 2004, between the Company and Ziad Ghandour (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.32	Joint Development Agreement dated March 1, 2004 between Syntroleum International Corporation and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

*10.33	Warrant Agreement dated as of November 28, 2005 between the Company and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

*10.34	Warrant Agreement dated as of July 26, 2006 between the Company and Sovereign Oil & Gas Company II, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

+*10.35	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

*10.36	Heads of Agreement dated as of August 27, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

*10.37	Joint Venture Agreement dated as of October 7, 2004 between Syntroleum International Holdings Company and Yinka Folawiyo Petroleum Co Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the SEC) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the Securities and Exchange Commission on November 15, 2004 (File No. 0-21911)).

*10.38	Participation Agreement dated January 12, 2005 among Syntroleum Nigeria Limited, Lundin Petroleum B.V., Palace Exploration Company, Challenger Minerals Inc., Providence Resources p.l.c., Howard Energy Co., Inc. and Yinka Folawiyo Petroleum Company Ltd. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

10.39	Amendment to Option Deed dated July 26, 2006, entered into August 10, 2006, between Syntroleum Nigeria Limited and Energy Equity Resources Oil and Gas Limited.

+*10.40	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.41	Indemnification Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.42	Employment Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

+*10.43	Indemnification Agreement dated as of January 3, 2005 between the Company and Greg G. Jenkins (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.44	Stock Purchase Agreement dated March 17, 2005 between the Company and Legg Mason Opportunity Trust, a series of Legg Mason Investment Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2005 (File No. 0-21911)).

*10.45	Stock Purchase Agreement dated April 11, 2005 between the Company and Dorset Group Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005 (File No.0-21911)).

*10.46	Participation Agreement dated as of April 11, 2005 between Syntroleum International Corporation and Dorset Group Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 (File No. 0- 21911)).

*10.47	Joinder Agreement dated as of April 20, 2005 between Syntroleum International Corporation and Ernest Williams II Q-TIP TUA dated 01/25/2002 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 (File No. 0-21911)).

*10.48	Common Stock Purchase Agreement dated November 20, 2006 by and between Syntroleum Corporation and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 (File No. 0-21911)).

*10.49	Share Sale and Purchase Agreement dated January 19, 2007 between Syntroleum International Corporation, Syntroleum Corporation, African Energy Equity Resources Limited and Energy Equity Resources (Norway) Limited ((incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007 (File No. 0-21911)).

+*10.50	Syntroleum Corporation 2005 Stock Incentive Plan, effective as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0- 21911)).

+*10.51	Summary of Performance Objectives and Target Payouts under the Syntroleum Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 10, 2005 (File No. 0-21911)).

+*10.52	Form of Performance Vested Non-Qualified Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005 (File No. 0-21911)).

+*10.53	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 8, 2005 (Registration No. 333-126427)).

+*10.54	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 6, 2005 (Registration No. 333-126427)).

*10.55	Memorandum of Agreement dated as of August 15, 2005 between Syntroleum International Corporation and Linc Energy, Ltd. (portions of this document have been omitted pursuant to a request for confidential treatment and filed with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005 (File No. 0-21911)).

10.56	Amendments dated December 22, 2005 and June 26, 2006 to the Memorandum of Agreement dated as of August 15, 2005 between Syntroleum International Corporation and Linc Energy, Ltd.

*10.57	Joinder Agreement dated as of September 19, 2005 between Syntroleum International Corporation and Selim K. Zilkha Trust (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 filed with the Securities and Exchange Commission on November 9, 2005 (File No. 0-21911)).

+*10.58	Form of Service Vested Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006 (File No. 0-21911).

+10.59	Syntroleum Corporation Retention Incentive Agreement dated December 8, 2006.

*14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

21	Subsidiaries

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

SYNTROLEUM CORPORATION

Dated: March 16, 2007	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ John B. Holmes, Jr. John B. Holmes, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Greg G. Jenkins Greg G. Jenkins	Executive Vice President of Finance and Business Development and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ Carla S. Covey Carla S. Covey	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2007

/s/ Kenneth L. Agee Kenneth L. Agee	Chairman of the Board	March 16, 2007

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 16, 2007

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 16, 2007

/s/ Ziad Ghandour Ziad Ghandour	Director	March 16, 2007

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 16, 2007

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Director	March 16, 2007

/s/ Edward G. Roth Edward G. Roth	Director	March 16, 2007

/s/ James R. Seward James R. Seward	Director	March 16, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Syntroleum Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed unqualified opinions on the effectiveness of internal control over financial reporting and management’s assessment thereof.

GRANT THORNTON LLP

Tulsa, Oklahoma
March 13, 2007

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,469	$69,663
Restricted cash	166	—
Accounts receivable	500	1,021
Current maturities of note receivable	—	1,802
Other current assets	1,674	3,085
Current assets of discontinued operations	1,663	1,887

Total current assets	37,472	77,458

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND EQUIPMENT HELD FOR SALE	2,360	6,490

PROPERTY AND EQUIPMENT – at cost, net	2,596	2,910
OTHER ASSETS, net	1,509	1,281
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1,656

	$43,937	$89,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,096	$2,632
Accrued employee costs	1,191	1,296
Accrued corporate insurance	1,161	1,323
Other accrued liabilities	82	187
Current maturities of convertible debt	—	25,925
Current liabilities of discontinued operations	3,743	—

Total current liabilities	8,273	31,363

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	4,247
NONCURRENT CONVERTIBLE DEBT	27,641	—
OTHER NONCURRENT LIABILITIES	35	114
DEFERRED REVENUE	21,840	20,952
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	706	706

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 56,020 and 55,568 shares issued and outstanding at December 31, 2006 and 2005, respectively	560	556
Additional paid-in capital	322,411	314,761
Accumulated deficit	(337,529)	(282,904)

Total stockholders' equity (deficit)	(14,558)	32,413

	$43,937	$89,795

The accompanying notes are an integral part of these consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
REVENUES:
Joint development revenue	$1,089	$7,444	$923
Catalyst materials revenue	—	—	5,674
Other revenues	2,700	464	9

Total revenues	3,789	7,908	6,606

COSTS AND EXPENSES:
Cost of catalyst materials sales	—	—	3,033
Catoosa Demonstration Facility	8,429	10,710	12,994
Pilot plant, engineering and research and development	12,700	11,734	9,260
Depreciation, depletion and amortization	816	686	602
General, administrative and other (Including non-cash equity compensation of $7,859, $4,686 and $4,341 for the years ended December 31, 2006, 2005 and 2004, respectively.)	27,225	22,423	19,613

OPERATING INCOME (LOSS)	(45,381)	(37,645)	(38,896)

INVESTMENT AND INTEREST INCOME	2,527	2,554	891
INTEREST EXPENSE	(1,717)	(1,704)	(1,697)
OTHER INCOME (EXPENSE)	(1,200)	174	(418)
FOREIGN CURRENCY EXCHANGE	(892)	745	(367)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(46,663)	(35,876)	(40,487)

INCOME TAXES	—	—	(12)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(46,663)	(35,876)	(40,499)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7,962)	(5,518)	(2,051)

NET INCOME (LOSS)	$(54,625)	$(41,394)	$(42,550)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.84)	$(0.67)	$(0.93)
Income (loss) from discontinued operations	(0.14)	(0.10)	(0.05)

Net income (loss)	$(0.98)	$(0.77)	$(0.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	55,850	53,554	43,318

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable Secured by Common Stock	Deferred Compensation	Accumulated Deficit	Treasury Stock	Stockholders’ Equity (Deficit)
	Number of Shares	Amount
Balance, January 1, 2004	47,212	$472	$185,835	$(100)	$—	$(198,960)	$(77)	$(12,830)
Stock options exercised	265	3	704	—	—	—	—	707
Stock-based compensation for consultants	—	—	2,620	—	—	—	—	2,620
Issuance of common stock and warrants	6,917	69	37,077	—	—	—	—	37,146
Issuance of restricted common stock units	—	—	2,305	—	(2,305)	—	—	—
Vesting/cancellation of restricted common stock units	129	1	(8)	—	1,728	—	—	1,721
Purchase and retirement of common stock	(41)	—	(238)	—	—	—	—	(238)
Repayment of notes receivable from sale of common stock	—	—	—	100	—	—	—	100
Net income (loss)	—	—	—	—	—	(42,550)	—	(42,550)

Balance, December 31, 2004	54,482	545	228,295	—	(577)	(241,510)	(77)	(13,324)
Stock options exercised	256	3	794	—	—	—	—	797
Stock warrants exercised	233	3	1,074	—	—	—	—	1,077
Stock-based compensation for consultants	—	—	4,150	—	—	—	—	4,150
Issuance of common stock	8,000	80	79,838	—	—	—	—	79,918
Stock-based bonuses	330	3	3,829	—	(2,850)	—	—	982
Vesting/cancellation of restricted common stock units	—	—	(31)	—	838	—	—	807
Purchase and retirement of treasury stock	(7,733)	(78)	(599)	—	—	—	77	(600)
Net income (loss)	—	—	—	—	—	(41,394)	—	(41,394)

Balance, December 31, 2005	55,568	556	317,350	—	(2,589)	(282,904)	—	32,413
Adoption of SFAS 123 (R)	—	—	(2,589)	—	2,589	—	—	—
Stock options exercised	186	2	412	—	—	—	—	414
Stock warrants exercised	2	—	12	—	—	—	—	12
Vesting of awards granted	146	1	6,100	—	—	—	—	6,101
Stock-based bonuses and match to 401(k)	195	2	1,811	—	—	—	—	1,813
Retirement of treasury stock	(77)	(1)	(685)	—	—	—	—	(686)
Net income (loss)	—	—	—	—	—	(54,625)	—	(54,625)

Balance, December 31, 2006	56,020	$560	$322,411	$—	$—	$(337,529)	$—	$(14,558)

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,625)	$(41,394)	$(42,550)
Income (loss) from discontinued operations	7,962	5,518	2,051

Loss from continuing operations	(46,663)	(35,876)	(40,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	816	686	602
Foreign currency exchange	888	(750)	459
Non-cash compensation expense	7,859	4,686	4,341
Non-cash interest expense	1,716	1,704	1,697
Gain on sale of assets	—	—	(23)
Changes in assets and liabilities:
Accounts receivable	521	(428)	784
Catalyst materials	—	—	2,898
Other assets	1,061	(234)	(521)
Accounts payable	(535)	(250)	(1,372)
Accrued liabilities and other	(500)	597	874
Deferred revenue	—	(5,873)	(11,157)

Net cash used in continuing operations	(34,837)	(35,738)	(41,917)
Net cash provided by (used in) discontinued operations	(970)	(2,732)	(1,718)

Net cash used in operating activities	(35,807)	(38,470)	(43,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(380)	(1,116)	(907)
Proceeds from disposal or conveyance of property	—	169	—
Proceeds from note receivable	1,802	7	—
(Increase) decrease in restricted cash	(166)	—	25,226
Proceeds from sale of and changes in investments	—	—	121

Net cash provided by (used in) continuing operations	1,256	(940)	24,440
Net cash used in discontinued operations	(1,675)	(7,002)	(5,161)

Net cash (used in) provided by investing activities	(419)	(7,942)	19,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	426	81,792	37,853
Payment of debt and deferred credit	—	—	(13,546)
Proceeds from issuance of convertible debt	—	—	682
Settlement of Australia liability	—	—	(1,397)
Notes receivable from officers secured by common stock	—	—	100
Purchase and retirement of treasury stock	(686)	(600)	(238)

Net cash (used in) provided by continuing operations	(260)	81,192	23,454
Net cash provided by discontinued operations	294	3,315	—

Net cash provided by financing activities	34	84,507	23,454

FOREIGN EXCHANGE EFFECT ON CASH	(2)	(5)	(220)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,194)	38,090	(1,122)
CASH AND CASH EQUIVALENTS, beginning of period	69,663	31,573	32,695

CASH AND CASH EQUIVALENTS, end of period	$33,469	$69,663	$31,573

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel (subject to certification), kerosene and naphtha, high quality specialty products such as synthetic lubricants, waxes, liquid normal paraffin solvents and certain chemical feedstocks. The Company is also developing methods of applying its technology to convert synthesis gas derived from coal into these same high quality products (“coal-to-liquids” or “CTL”) and is reviewing the application of these technologies for the conversion of other feedstocks.

The Company's current focus is to commercialize the Syntroleum Process and the Synfining Process through participation in projects that would utilize the Company’s technologies in the production of hydrocarbons. The Company is also focused on being a recognized provider of the Syntroleum Process technology to the energy industry through strategic partnerships and licensing of its technology.

The Company participated in the design and operation of a demonstration GTL plant located at ARCO's Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U.S. Department of Energy (“DOE”) Ultra-Clean Fuels Project (“DOE Catoosa Project”), the fuels from this facility have been tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska and by other project participants together with advanced power train and emission control technologies. The Company also owns and operates a two b/d pilot plant (“Tulsa Pilot Plant”) and various laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies. In September 2006, the Company completed the production of our contract committed volume of fuels to the United States Department of Defense (“DOD”). In addition, the Company also successfully completed the longest run its catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of its demonstration plants, the Company suspended operations at both plants.

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which Syntroleum does not have a controlling interest are accounted for by the equity method. The Company had no investments in affiliated companies of 20 percent to 50 percent as of December 31, 2006 or 2005. Investments in affiliated companies of less than 20 percent are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenues from joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenues recognized upon the Company’s completion of its obligations specified under the contract.

Substantially all of the Company’s joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 13), the DOE and the DOD. All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred. These projects require the Company to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues to be recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting Bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. The Company recognizes revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the Company’s indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow the Company to work with outside engineering contractors to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP”, and allows for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, the Company has not delivered any PDP’s for initial licensed plants. The Company is under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. The Company’s current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

The purpose of a volume license is to allow the licensee access to Syntroleum’s technology for potential projects over the entire geographic area covered under the license but with a volume limitation of product that can be produced. In a regional license agreement, the licensee gets access to Syntroleum’s technology for projects in a more restricted geographic area but with no volume limitation on the amount of product that can be produced. The master license provides the broadest scope in geography and no limit on volume of product to be produced. Under each type of license, the licensee is granted access to use Syntroleum’s autothermal reformer and Fischer-Tropsch (“FT”) technology, the right to consult with Syntroleum’s technology staff concerning the technology, potential support for the licensee’s business development activities upon request, the preparation of a PDP once a project has been developed and a specific site chosen by the licensee, and the right to request a site license be executed for the specific project. The site license would be executed to cover the project at that specific site to and would include performance guarantees provided by Syntroleum which take into account the specific physical conditions of the project and feedstock being used. The licensee can also gain access to the Company’s Synfining technology which provides product upgrading capability through any of the license types.

Preparation of the process design package can take varying amounts of time depending on the size of the project and could take a period of time, ranging from six months to two years from the notice to proceed. Construction time will depend on the size of the project, site location conditions and the availability of construction services, necessary materials and labor. Current estimates for construction times for large capital projects in excess of one billion dollars in cost are from three to five years from completion of the front end engineering design.

The Company sold a certain amount of the catalyst materials it had on-hand during the year ended December 31, 2004. The revenues and costs of sales related to the sale of these materials were recorded in the consolidated statement of operations in the period in which the materials were sold.

The Company expects to earn revenue from the sale of proprietary catalysts to certain of its licensees. The Company’s license agreements currently require catalyst to be used in the initial loading of the catalyst into the FT reactor for the licensee to receive a process guarantee. After the initial fill, the licensee may use other catalyst vendors if appropriate catalysts are available. The price for catalysts purchased from the Company pursuant to license agreements is equal to cost plus a specified margin. The Company will receive revenue from catalyst sales if and when the licensees purchase catalysts. The Company expects that catalysts will need to be replaced every three to five years. Revenues and costs of sales related to the sale of these materials will be recorded in the consolidated statement of operations in the period in which the materials are sold.

The Company provides synthetic ultra-clean diesel fuel, such as its S-2 diesel fuel and S-8 jet fuel (subject to certification), produced from natural gas and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. The ultra-clean S-2 diesel fuel and S-8 jet fuel (subject to certification) is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics or alcohols. The fuels have been produced at the Catoosa Demonstration Facility. Revenues are recognized upon delivery of the requested fuels and are recorded as other revenue.

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

The Company has restricted cash held in escrow at December 31, 2006 and 2005 related to its agreement with Sovereign Oil and Gas Company II, LLC (“Sovereign”), a consulting firm that assisted the Company in acquiring oil and natural gas fields worldwide, in the amount of $1,573,000 and $1,684,000, respectively. These balances are reported in Current Assets of Discontinued Operations as of December 31, 2006 and 2005. The Company also has restricted cash held in escrow pending the release of a ground lease with the city of Reno (see Note 4) of $166,000 at December 31, 2006.

Accounts Receivable

The majority of the Company’s accounts receivable are due from joint development agreements with licensees or from government contracts. Accounts receivable are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when the Company has used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2006 will be collected and therefore no allowance for uncollectible accounts has been recorded. There was also no allowance at December 31, 2005.

Research and Development

The Company incurs significant costs for research, development and engineering programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility, and our engineering programs` totaled $21,129,000, $22,444,000 and $22,254,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance, repairs and replacement of minor items are expensed and major additions, expansions and betterments to physical properties are capitalized, except those related to research and development activities, including the Catoosa Demonstration Facility and the Tulsa Pilot Plant, which were expensed. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is recognized. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of three to thirty-nine years. Property and equipment consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Furniture and office equipment	$5,958	$5,631
Buildings	1,886	1,848
Land	31	31
Leasehold improvements	405	364

	8,280	7,874
Less - accumulated depreciation	(5,684)	(4,964)

	$2,596	$2,910

Oil and Gas Properties

The Company follows the full cost method of accounting for exploration, development, and acquisition of oil and gas reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized. These costs plus future development costs of undeveloped properties are amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method on a country-by-country basis. The Company excludes all costs of unevaluated properties from immediate amortization. All of the costs that were unevaluated for the year ended December 31, 2006 related to either leasehold, geological and geophysical or acquisition-type costs. The Company evaluates these costs at least quarterly, or when circumstances warrant, to determine if any of the costs should be included in the amortization computation. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 106, Interaction of Statement of SFAS No. 143, Accounting for Asset Retirement Obligations, with the Full Cost Accounting Rules in Article 4-10 of Regulation S-X, the Company excludes the future cash outflows associated with asset retirement obligations accrued on the balance sheets, if any, from the present value of future net revenues used in the ceiling limitation calculation. For purposes of computing depreciation, depletion and amortization, the Company includes the estimated future expenditures for dismantlement and abandonment costs, net of salvage values, of proved undeveloped properties, if any, in the costs to be amortized. For each cost center, the Company’s unamortized costs of oil and gas properties are limited to the sum of the future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in oil and gas properties exceed this ceiling amount, a provision for additional depreciation, depletion, amortization and impairment is required.

The Company classified its Domestic and International Oil and Gas operations as discontinued operations for the years ended December 31, 2006, 2005 and 2004 (see Note 3).

Asset Retirement Obligations

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time a well is drilled or acquired. The asset retirement obligations consist primarily of costs associated with the future plugging and abandonment of oil and gas wells, site reclamation and facilities dismantlement. A corresponding amount is capitalized as part of the related property’s carrying amount. The discounted capitalized asset retirement cost is amortized to expense through the depreciation, depletion, and amortization calculation over the life of the asset. The liability accretes over time with a charge to accretion expense. The Company recognized an asset retirement obligation of approximately $11,000 related to total domestic oil and gas properties using a 10 percent discount rate over the estimated life of the properties at December 31, 2004. This obligation was settled when these properties were abandoned or sold during the year ended December 31, 2005. There is no asset retirement obligation as of December 31, 2006 and 2005.

Other Assets

Other assets consist primarily of costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins in the period in which the patent application is approved. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $122,000, $112,000 and $93,000, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2006 is estimated to be $122,000 per year through 2011. Other assets consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Patents	$2,093	$1,716
Investments - at cost	—	27

	2,093	1,743
Less - accumulated amortization	(584)	(462)

	$1,509	$1,281

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

Stranded Gas Venture

The Company was a participant in the Stranded Gas Venture discussed in Note 14 until the venture was terminated in December, 2006. The other participants of the Stranded Gas Venture provided funding for the evaluation and acquisition of oil and gas properties. The proceeds received from the other participants were recognized as a Stranded Gas Venture liability. Interest was allocated to a portion of principal at an annual rate of 10 percent, compounded annually, in accordance with the Participation Agreement and also included in the Stranded Gas Venture liability. Net cash proceeds received from the Company’s share of any project, including bonuses, or net revenues from the sale of production attributable to the Company’s working interest or overriding royalty interests in a project, less the payment of any operating expenses and maintenance capital expenditures, taxes, royalties or other required payments to a governmental entity, were to be paid in certain percentages, as described in Note 14, to the participants reducing the Stranded Gas Venture liability.

Accounting for Guarantees

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for any guarantees entered into after December 2002. Under FIN 45, the Company is required to record a liability for the fair value of the obligation undertaken in issuing the guarantees. No liabilities have been recognized for any of the guarantees described in Note 11 under FIN 45, because all of these items were entered into prior to December 2002 and there have been no modifications requiring recognition.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment (“SFAS No. 123 (R)”), which establishes accounting for equity instruments exchanged for employee and non-employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period, which is generally the vesting period of the equity grant. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company also followed the disclosure requirements of the SFAS No. 123, Accounting for Stock-Based Compensation.

The Company adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. In accordance with the modified prospective transition method, all outstanding deferred compensation at the time of adoption was reclassified to additional paid-in capital. For the year ended December 31, 2006, the Company recorded a total of $7,859,000 or $(0.14) per basic and diluted share of share-based compensation expense. At January 1, 2006, the Company had no cumulative effect associated with adopting SFAS No. 123(R).

Prior to adoption of SFAS No. 123(R), the Company did not recognize compensation expense for employee stock option grants, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan prior to January 1, 2006 (in thousands, except per share data):

	December 31,
	2005	2004
Net income (loss), as reported	$(41,394)	$(42,550)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects, if any	(3,534)	(1,881)

Pro forma net income (loss)	$(44,928)	$(44,431)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.77)	$(0.98)
Basic and diluted- pro forma	$(0.84)	$(1.03)

The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Expected dividend yield	0%	0%
Expected volatility	52%	54%
Risk-free interest rate	3.84%	3.57%
Expected life	5 yrs.	5 yrs.

Non-Employee Stock-Based Compensation. The Company also grants stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any stock options granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting. Stock options that are tied to performance criteria are expensed at the time the performance goals are met.

Earnings Per Share

Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Options and warrants equivalent to 10,948,659, 11,277,054 and 8,439,649 shares of common stock exercisable at a weighted average exercise price of $6.43, $6.88 and $5.68 per share were not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004, respectively, as inclusion of these items would be anti-dilutive. Unvested restricted common stock units totaling 426,000, 409,654 and 268,480 were also not included in the computation of diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004, respectively, as inclusion of these units would be anti-dilutive.

The number of shares that could be issued as a result of the convertible debt outstanding at December 31, 2006 and 2005 totals 4,606,822 and 4,320,794 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded from this computation as they are anti-dilutive. On January 16, 2007, this agreement was terminated and the convertible debt was eliminated (see Note 5).

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

Effective July 1, 2006, the Plan adopted an amendment to allow the Company the option to make contributions in the form of shares of common stock of the Company (“Syntroleum Stock”). The Company contributes a matching contribution equal to 50 percent of employees’ contributions quarterly. No employee purchase of Syntroleum Stock is permitted. The Company recorded expense of $282,500 from issuing 69,340 shares of Syntroleum Stock for the year ended December 31, 2006, of which 22,711 shares were issued in February 2007.

The Company elected not to make any contributions to the 401(k) Plan for the years ended December 31, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, the valuation of stock-based compensation, estimates for accrued liabilities and impairment of property and equipment. Actual results could differ from these estimates.

Foreign Currency Transactions

All of the Company's subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities denominated in other currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the consolidated results of operations as incurred.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109. FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 effective January 1, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September, 2006, the SEC Staff issued SAB 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year Financial Statements. This statement provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Based on this guidance, the SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The application of SAB 108 is encouraged for an interim period of the first fiscal year ending after November 15, 2006. SAB 108 became effective for Syntroleum in the fourth quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.

In November 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-6 Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, which supersedes EITF Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and amends EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the guidance in EITF Issue 06-6, when the Company modifies or exchanges debt instruments that affect the terms of an embedded conversion option, debt extinguishment accounting would apply under certain conditions. Guidance is also provided for modifications or exchanges that are not treated as extinguishments. The consensus in EITF Issue 06-6 is effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The Company intends to adopt EITF Issue 06-6 effective January 1, 2007 and does not believe that the adoption will have a significant effect on its financial statements.

In December, 2006, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (“EITF”) 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP is effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The Company will adopt the provisions of FSP EITF 00-19-2 beginning in January 2007 and expects no impact on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2005 balance sheet and the 2005 and 2004 statements of operations and cash flows to conform to the 2006 presentation. These reclassifications had no impact on net income (loss). The reclassifications relate to the discontinued operations of domestic and international oil and gas activities (see Note 3).

2. OPERATIONS AND LIQUIDITY

The Company has sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of December 31, 2006, the Company had approximately $33,469,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of FT plants, research and development programs and other activities in which the Company participates.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets as well as various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $102 million as of December 31, 2006. Subsequent to December 31, 2006, the Company had an equity transaction which reduced the amount available under the effective registration statement to $97 million. The Company entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement (see Note 7). If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The Company is currently exploring alternatives for raising capital to commercialize the growth of its GTL and CTL businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, or if the Company is not successful in establishing a strategic alliance, the Company may be required to reduce, delay or eliminate expenditures for its GTL and CTL plant development and other activities, as well as its research and development and other activities, or may seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. The transactions outlined above may not be available to the Company when needed or on terms acceptable or favorable to the Company.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

International Oil and Gas

The Company’s international oil and gas activities have primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, the Company decided to exit its international oil and gas activities as part of its strategy of focusing its efforts on specific goals and projects that have GTL and CTL potential. On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The sale was effectuated through a sale share and purchase agreement which was entered into pursuant to a letter of intent dated November 30, 2006. As consideration for the sale, AEERL paid the Company a $2 million nonrefundable deposit on December 12, 2006 and will pay up to an additional $23,172,000 subject to the occurrence of certain financial and commercial milestones. Among these milestones, AEERL will pay Syntroleum $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raises additional capital, $5 million from the first gross revenues AEERL receives from each of the Ajapa and Aje interests, and $3 million if third party farmees enter into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well.

The Company recognized depreciation, depletion, amortization and impairment expense of $4,783,000 and $4,375,000 for the years ended December 31, 2006 and 2005, respectively, based on impairment evaluation under the full cost method of accounting. The fair value of the international oil and gas assets was determined using the full cost ceiling test (see Note 1-Oil and Gas Properties). The results of operations of the international oil and gas segment are presented as discontinued operations in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 in accordance with SFAS No. 144. The international oil and gas assets and liabilities are classified as held for sale as of December 31, 2006 and 2005. Net international oil and gas properties classified as held for sale is $1,750,000 and $4,563,000 as of December 31, 2006 and 2005, respectively.

The Company incurred interest expense of approximately $1,457,000 in 2006 and $165,000 in 2005 related to the amortization of the debt issuance costs related to the Stranded Gas Venture. The purpose of the Stranded Gas Venture was to fund oil and gas upstream activities of the Company. The Company included these costs in discontinued operations for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the $2 million nonrefundable deposit is recorded in Current Liabilities of Discontinued Operations and will be applied to the full cost pool upon receipt of the $10,172,000.

Domestic Oil and Gas

The Company’s oil and gas activities in the United States have included the acquisition of oil and gas leases in the Central Kansas Uplift, geological and geophysical work, drilling and completion of eight wells and the re-entry of three wells. The Company also acquired gas processing equipment, including a gas processing plant that was intended to be used in the Central Kansas Uplift. In October 2005, management completed an evaluation of the potential reserves and the economics related to these properties and decided to focus its efforts on aligning the Company with specific goals and projects that have GTL and CTL potential. As a result, management decided to discontinue further expenditures in the Central Kansas Uplift area and began disposing of these properties. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the years ended December 31, 2006, 2005 and 2004 in accordance with SFAS No. 144.

Oil and Gas Properties. Certain leasehold acres in the area were sold in November 2005 for $1,000,000. The proceeds from this sale were accounted for as a reduction in the full cost pool. The remaining leasehold acreage, including the wells and well equipment, was sold for $522,000 in January, 2006.

The Company had recognized depreciation, depletion, amortization and impairment expense of $3,045,000 related to these properties during the year ended December 31, 2005 based on the limited production during the year and the proved reserves using the units-of-production method and impairment evaluation under the full cost method of accounting. This is included in loss from discontinued oil and gas operations in the consolidated statement of operations for the years ended December 31, 2006 and 2005.

Gas Processing Equipment. The Company recorded an impairment of approximately $595,000 and $692,000 related to its gas processing plant and equipment during the year ended December 31, 2006 and 2005, respectively, which is reflected in loss from discontinued oil and gas operations in the consolidated statement of operations. The write down included costs associated with engineering, design, the gas processing plant and other gas processing equipment. The processing plant and equipment is classified as held for sale as of December 31, 2006 and 2005 at an estimated fair value of $610,000 and $1,359,000, respectively. Management is actively seeking interested parties for the sale of this plant and related equipment and expects to finalize the sale of these assets in 2007. The Company determined the fair value of the processing plant and equipment based on either quoted prices from potential purchasers or terms of current negotiations with potential purchasers.

A summary by segment of the results of discontinued operations is as follows for the three-year period ended December 31, 2006 (in thousands):

INTERNATIONAL OIL AND GAS	December 31,
	2006	2005	2004
Revenues	—	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	4,790	4,378	—
General, administrative and other	922	648	1,571

Operating Income (Loss)	$(5,712)	$(5,026)	$(1,571)

Interest Expense	(1,457)	(165)	—
Other Income (Expense)	(240)	3,555	—

Income (Loss) before income taxes	(7,409)	(1,636)	(1,571)

Income (Loss) from Discontinued Operations	$(7,409)	$(1,636)	$(1,571)

DOMESTIC OIL AND GAS	December 31,
	2006	2005	2004
Revenues	—	70	—
Costs and Expenses:
Depreciation, depletion amortization and impairment	608	3,784	480
General, administrative and other	13	173	—

Operating Income (Loss)	$(621)	$(3,887)	$(480)

Interest Expense	—	5	—
Gain on sale of Assets	68	—	—

Income (Loss) before income taxes	(553)	(3,882)	(480)

Income (Loss) from Discontinued Operations	$(553)	$(3,882)	$(480)

4. NOTE RECEIVABLE

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

On August 28, 2003, the bankruptcy plan filed by FRI went into effect and FRI agreed to pay the Company $50,000 to be applied towards the outstanding principal balance of the promissory note. FRI then issued a new note in the amount of $2,068,000, which was the balance outstanding on the original note at that time, under the same terms and conditions as the original promissory note, except that the maturity date was accelerated to August 28, 2006 and the interest rate was reduced to 5 percent, with principal payments prior to maturity based on a 16-year amortization schedule. The remaining unpaid balance was due August 28, 2006. FRI executed an amended and restated deed of trust under the same terms and conditions as the previous deed of trust. FRI is required to continue to make the lease payments due under the ground lease under the same terms as originally agreed in the Assumption and Assignment of Ground Lease dated February 1, 2000.

The Company received payment from FRI under the note in 2006 and was officially released from the ground lease on February 2, 2007.

5. MARATHON PARTICIPATION AND LOAN AGREEMENT

In May 2002, the Company signed a Participation Agreement with Marathon Oil Company (“Marathon”) in connection with the DOE Catoosa Project. This agreement required Marathon to reimburse the Company for up to $5 million in project costs and to provide up to $3 million in Marathon personnel contributions. Marathon was entitled to credit these contributions against future license fees in specified circumstances. As of December 31, 2004, the Company had received reimbursement of $5 million of project costs ($1 million of which is included in deferred revenue as for future license fee credits) and $3 million in personnel contributions.

Marathon also agreed to provide project funding pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bears interest at a rate of eight percent per year and the balance owed under this agreement, including accrued interest was $27.6 million and $25.9 million as of December 31, 2006 and 2005, respectively. The maturity date was extended to December 15, 2006 with a notification period extending to January 18, 2007. The promissory note was secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Events of default under the promissory note include failure by the Company to comply with the terms of the promissory note, events of bankruptcy of the Company, a material adverse effect on the Company, a change of control of the Company and the Company’s current assets minus current liabilities falling below $10 million, excluding amounts due under the promissory note and liabilities associated with prepaid license fees. The Company was in compliance with the provisions of the note as of December 31, 2006.

On January 16, 2007, the Company entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use its FT process to produce synthetic crude. Revenue to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under the promissory note in the amount of $27.6 million. In exchange, the Company agreed to pay Marathon $3 million in both December, 2008 and 2009. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced, the $27.6 million liability to Marathon is reflected as a Noncurrent Liability as of December 31, 2006 due to the refinancing of the short term obligation subsequent to December 31, 2006. The Company anticipates recognizing income in the first quarter of 2007 as a result of eliminating the $27.6 million promissory note and entering into a new licensing agreement.

6. DEFERRED REVENUE

In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum Process. Under the license agreement, the Commonwealth has paid the Company a license fee in the amount of AUD $30 million, half of which was being held in escrow and would be distributed to the Company upon satisfaction of certain conditions relating to the development of GTL technologies in Australia. As satisfaction of certain conditions did not occur (see Note 15), all of the funds that were held in escrow accounts in Australia related to advances on the loan and the license agreement, plus all interest earned on these funds since the suspension of the project and other associated costs, were returned to the Commonwealth of Australia in September 2004. As of December 31, 2006 and 2005, the Company has a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees in the amount of AUD $15 million. This license has been recorded as deferred revenue of $11.9 million and $11.0 million as of December 31, 2006 and 2005, respectively. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2006, 2005 and 2004, the foreign currency effect on the Company’s deferred revenues was a change of $888,000, ($750,000) and $522,000, respectively, as a result of changes in the exchange rate between the United States and Australian dollars.

The Company recognized joint development revenues previously recorded in deferred revenue related to the completion of the fuel production and delivery commitments in connection with the DOE Catoosa Project in the amount of $5,798,000 during the year ended December 31, 2005. The Company has recorded deferred revenue of $1,000,000 as of December 31, 2006 and 2005 related to its agreement with Marathon. This amount will be recognized in revenues in the first quarter of 2007 as a result of the new Marathon agreement discussed in Note 5.

7. COMMON STOCK PURCHASE AGREEMENT

On November 20, 2006, the Company entered into a Common Stock Purchase Agreement (sometimes termed an equity line of credit agreement) with Azimuth Opportunity Ltd (“Azimuth”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Azimuth is committed to purchase up to $40,000,000 of common stock, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four month term of the agreement. No shares of stock were issued in connection with the execution of the Purchase Agreement. At the

Company’s discretion, the Company may present Azimuth with draw-down notices requiring Azimuth to purchase common stock over eleven consecutive trading days or such other period mutually agreed upon by the Company and Azimuth, with each draw-down subject to limitations based on the price of the Company’s common stock and a limit of 2.5% of the Company’s market capitalization at the time of such draw-down. The Company can present Azimuth up to 24 draw-down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw-down period. Once presented with a draw-down notice, Azimuth is required to purchase a pro- rata portion of the shares on each trading day on which the daily volume weighted average price of Syntroleum common stock exceeds a threshold price determined by the Company for such draw-down, which will not be less than $1.37 per share. The per share purchase price for these shares equals the daily volume weighted average price of Syntroleum common stock on each date during the draw-down period on which shares are purchased, less a discount ranging from 3.125% to 6.25%, based on the threshold price. If the daily volume weighted average price of the Company’s stock falls below the threshold price on any trading day during a draw-down period, Azimuth is not required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at its election, Azimuth can buy the pro-rata portion of shares allocated to that day at the threshold price less the discount.

The Purchase Agreement also provides that at the Company’s sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw-down pricing period for an amount that the Company specifies. Upon Azimuth’s exercise of the option, the Company can sell to Azimuth the shares of common stock subject to the option at a price equal to the greater of the daily volume weighted average price of common stock on the day Azimuth notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company in each case, less a discount ranging from 3.125% to 6.25%, based on the volume weighted average price of common stock. The Company’s ability to draw-down on equity could be reduced or eliminated by material, adverse changes to the Company’s business.

As of December 31, 2006, no amounts were outstanding under this agreement. On March 1, 2007, a draw-down of $5 million was consummated at an average stock price of $3.23 per share.

8. STOCKHOLDERS’ EQUITY

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

Retirement of Treasury Stock. The Company offers its employees the option to swap shares of common stock issued for compensation to settle the employees’ tax liability. The shares that are traded are subsequently cancelled by the Company. The Company repurchased and cancelled 77,716 shares for $686,000 during the year ended December 31, 2006, 58,036 shares for $600,000 during the year ended December 31, 2005 and 41,162 shares for $238,000 during the year ended December 31, 2004 at the then current market prices.

The Company held 7,675,000 shares in treasury as of December 31, 2004, which were cancelled during the year ended December 31, 2005.

TI Capital Management. The Company is authorized to issue warrants to purchase up to 2,170,000 shares of the Company’s common stock to TI Capital Management, a firm owned by Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. In October 2005, Mr. Ziad Ghandour became a full time employee of the Company. This has no effect on the treatment of warrants issued or stock granted to TI Capital Management prior to his employment. These warrants vest upon the achievement of various criteria in the agreement. All warrants outstanding associated with the consulting agreement will expire on November 4, 2007.

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

The following tables summarize the equity-based and other compensation related to the Company’s agreements with TI Capital Management:

Warrants
Granted				Exercised
Date of Grant	Warrants Granted	Exercise Price	Valuation at Grant	Date Exercised	Warrants Exercised	Proceeds
2/23/2005	500,000	$5.25	$2,759,000	—	—	$—
9/7/2004	500,000	$4.50	969,000	1/24/2005	200,000	900,000
4/26/2004	170,000	$5.00	636,000	—	—	—

Total	1,170,000		$4,364,000		200,000	$900,000

Other Compensation
Shares of Common Stock Granted				Cash Bonuses Paid
Date of Grant	Shares Granted	Value Per Share	Valuation at Grant	Date Paid	Amount
10/3/2005	17,271	$7.87	$136,000	10/24/2005	$100,000
4/25/2005	86,356	$10.26	886,000	5/3/2005	500,000

Total	103,627		$1,022,000		$600,000

Sovereign Oil & Gas Company II, LLC. In March 2004, the Company entered into a joint development agreement with Sovereign, a geological and reservoir engineering firm that the Company has retained to assist it in acquiring rights to previously discovered oil and natural gas that may lead to commercial production, including the potential deployment of Syntroleum GTL Technology.

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

The Company agreed to amend the joint development agreement with Sovereign to change the exercise price of warrants issued to the closing per share sale price of common stock as of December 1 prior to a contract year in which warrants are issued. This amendment was made because this is the day that Syntroleum must give notice to Sovereign of continuation or termination of the joint development agreement for the next contract year. This amendment was approved at the Company’s annual meeting in April 2006. For the 2005 and 2006 contract years, the exercise price is $6.94 and $7.98 per share, respectively. This resulted in a change in the valuation for these warrants of approximately $26,000, which was expensed.

No more than 2,000,000 shares of the Company’s common stock are issuable upon exercise of the warrants issued pursuant to the agreement. Sovereign has assisted in acquiring interest in properties, resulting in a certain number of warrants to be granted.

Sovereign has been granted warrants to purchase 25,000 shares of the Company’s common stock in September 2004 and an additional 25,000 warrants to purchase shares of common stock in April 2005 for work completed on OML 113 offshore Nigeria. Sovereign was granted warrants to purchase 25,000 shares of common stock in November 2005 in connection with the signing of a Heads of Agreement on OML 90 offshore Nigeria, and an additional 25,000 warrants in July 2006 in connection with agreements to transfer a portion of our participating interest in the Ajapa Field. Upon approval of the joint development agreement with Sovereign in April 2004, the Company issued Sovereign warrants to purchase 50,000 shares of common stock.

The Company notified Sovereign on November 15, 2006 that it did not intend to renew the JDA at the conclusion of the current contract year. The JDA terminates in March 2007.

The following tables summarize the equity-based compensation related to the Company’s agreements with Sovereign.

Warrants Granted				Warrants Exercised
Date of Grant	Warrants Granted	Exercise Price	Valuation at Grant	Date Exercised	Warrants Exercised	Proceeds
7/26/2006	25,000	$7.98	$79,000		—	$—
11/28/2005	25,000	$6.94	75,000		—	—
4/14/2005	25,000	$6.40	157,000		—	—
9/7/2004	25,000	$6.40	75,000		—	—
4/26/2004	50,000	$6.40	165,000	1/28/2005	8,750	56,000

Total	150,000		$551,000		8,750	$56,000

9. STOCK-BASED COMPENSATION

The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Restricted stock units generally vest over three years. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of December 31, 2006, approximately 3,031,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 10,880,000 shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2005	7,774,414	$7.40
Granted at market price	1,260,500	$5.67
Exercised	(186,598)	$2.22
Expired or forfeited	(1,424,897)	$9.80

OUTSTANDING AT DECEMBER 31, 2006	7,423,419	$6.77

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$ 1.49 - $ 1.55	1,311,999	$1.55	4.66	1,311,999	$1.55
$ 1.62 - $ 2.89	1,389,111	2.36	7.71	787,111	1.95
$ 4.01 - $ 6.88	1,447,030	6.25	6.40	1,108,703	6.21
$ 7.00 - $ 10.14	1,604,915	9.25	7.76	425,087	8.63
$ 10.51 - $ 15.44	1,311,166	11.37	7.40	275,501	14.55
$ 16.38 - $ 19.88	359,198	17.15	3.03	359,198	17.15

	7,423,419	$6.77		4,267,599	$5.69

A total of 3,155,820 stock options with a weighted average exercise price of $8.23 were outstanding at December 31, 2006 which had not vested. A total of 3,686,781 stock options with a weighted average exercise price of $9.36 were outstanding at December 31, 2005 which had not vested.

The fair value of options granted during the year ended December 31, 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices and historical volatilities. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the twelve months ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was approximately $4.06 per stock option (total grant date fair value of $5,115,000), $5.29 per stock option (total grant date fair value of $15,212,000) and $3.12 per stock option (total grant date fair value of $3,286,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:

Year Ended December 31, 2006
Expected dividend yield	0%
Expected volatility	81%
Risk-free interest rate	4.61%
Expected life	5.83 yrs.

The total intrinsic value of options exercised (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the years ended December 31, 2006, 2005, and 2004 was $753,000, $1,791,253 and $928,492, respectively. The total amount of cash received in 2006 by the Company from the exercise of these options was $414,000. As of December 31, 2006, there was no aggregate intrinsic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately five years. In addition, as of December 31, 2006, unrecognized compensation cost related to non-vested stock options was $11,551,058 which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.

Restricted Stock

The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2006, 2005 and 2004 was $5.91 per share (total grant date fair value of $2,296,000), $$9.96 per share (total grant date fair value of $3,703,000) and $5.78 per share (total grant date fair value of $2,305,000), respectively. As of December 31, 2006, the aggregate intrinsic value of restricted stock units that are expected to vest was approximately $1,474,000. In addition, as of December 31, 2006, unrecognized compensation cost related to non-vested restricted stock units was $1,918,603, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during December 31, 2006, 2005 and 2004 was $2,510,000, $2,293,000 and $741,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted- Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2005	409,654	$8.93
Granted	388,215	$5.91
Vested or Exercised	(294,603)	$8.52
Expired or forfeited	(77,266)	$10.07

NONVESTED AT DECEMBER 31, 2006	426,000	$6.53

Stock Incentive Plan.

Employees of the Company may receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by the Company. The Board of Directors establishes the annual objectives on which the Company will be measured and determines the number of shares to be issued based on a rating system. Individual objectives are measured by management based on a similar rating system. Stock-based compensation totaling 331,366 shares with a value of $1,085,924 were granted subsequent to the year ended December 31, 2006 relating to performance objectives achieved in 2006 and have been included as a non-cash expense in the statement of operations for the year ended December 31, 2006.

Refer to the table below for stock awards granted during the year ended December 31, 2006 and 2005. There were no shares of common stock granted pursuant to our stock incentive plan in 2004.

	Common Stock Grants for Performance
	Shares Granted	Price ($)	Shares Cancelled, Retired or Exchanged	Net Shares Issued	Valuation
2006	91,707	$9.67	29,558	62,149	$887,000
2005	91,925	$9.27	18,416	73,509	$852,000

Long-Term Incentive Compensation Plan.

In June 2005, the Company entered into stock option award agreements under the stock incentive plan with certain of its officers. The agreements granted the officers options to purchase up to 2,000,000 of its shares of the Company’s common stock at an exercise price of $10.52 per share. Depending on either the sustained stock price (as defined below) of the Company’s common stock or the net present value of future cash flows (as defined below), a percentage of the options will vest as determined in a performance vesting schedule with respect to the period commencing on the date of grant and ending on December 31, 2010 (the “Performance Period”). The performance vesting schedule is defined below.

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

The term of each option is ten years from the date of grant. The Company follows SFAS No. 123 (R), which requires compensation expense to be recognized when it is probable that the performance measures will be achieved. No compensation expense has been recognized for the periods presented.

10. INCOME TAXES

The Company has federal income tax net operating loss (“NOL”) carry-forwards of approximately $318 million at December 31, 2006. The Company’s NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2007	$864
2008	267
2009	320
2010	1,026
2011	1,865
Thereafter	313,254

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

The Company has not recorded an income tax provision or benefit for the years ended December 31, 2006, 2005 and 2004. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $21,452,000, $19,206,000, and $17,326,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
NOL carry-forwards	$120,785	$104,120
Capital loss carry-forwards	1,626	1,626
Research and development credit	8,466	7,758
Deferred revenue	6,695	5,081
Investments	326	326
Oil and gas properties	4,787	3,391
Stranded gas venture	112	1,488
Stock-based compensation	4,185	2,147
Other	962	484

	147,944	126,421

Deferred tax liabilities:
Other	(942)	(871)

Net deferred tax asset before valuation allowance	147,002	125,550
Valuation allowance	(147,002)	(125,550)

Net deferred tax assets	$—	$—

The Company’s capital loss carry-forwards generally begin to expire in 2008.

During 2004, the Company made Australian withholding tax payments in the amount of $12,000 for Australian sourced income. These taxes were withheld by the Commonwealth of Australia upon the Commonwealth’s payment of advances under the loan agreement and by the Australian bank upon payments of interest on these monies. Under the Australian tax treaty with the U.S., the payor is required to withhold 10 percent on Australian sourced revenue and to remit it to the Australian tax authorities. No Australian withholding tax payments were made in 2006 or 2005.

11. COMMITMENTS AND CONTINGENCIES:

The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2007 and 2023. Rental expense was $937,000 in 2006, $836,000 in 2005 and $1,331,000 in 2004. Total future minimum lease payments under these agreements as of December 31, 2006 are as follows:

Year	Amount
(in thousands)
2007	$1,070
2008	774
2009	638
2010	609
2011	461
Thereafter	3,893

$7,445

In February 2007, the Company was released of its guarantor obligation of $5,453,000 related to the land lease in Reno, Nevada. This amount is included in the above table.

The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $7,300,000 at December 31, 2006. Expense is not recognized until an employee is severed.

The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The agreements granted the executive officers the option to purchase up to 600,000 shares of our common stock at an exercise price of $2.89 per share. One-third of the options vest and become exercisable on June 29, 2007 and the remaining two-third of the options vest and become exercisable on June 29, 2007. In addition, 200,000 restricted common stock units were granted to the executives with a vesting date of June 29, 2007. Additional retention agreements were entered into with other key employees. If the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $671,000 on June 29, 2007 and $1,092,600 on June 29, 2008. The Company has no obligation if the employee leaves before the date specified in the agreement. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment with the number of shares. Expense is recognized over the requisite service period and $153,000 has been included in the statement of operations for the year ended December 31, 2006.

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

The rent payments for the subject leases were approximately $826,000 per year through December 31, 2006. The current owner of the Hyatt Hotel has negotiated a rent agreement with the landowners for the period from January 1, 2007 through December 31, 2016. A motion has been filed in U.S. Bankruptcy Court for the District of Hawaii to approve the agreement. The proposed minimum rent is $5,000,000 per year. Subsequent renegotiations will occur in 2017, 2027 and 2037. This lease expires in 2047. The total lease payments through 2047, based on estimated increases, are $321,000,000. In the event of default by the property owner, the risk of these lease obligations would be shared with others. In addition to Scout, Ameritas Life shares equally in the lease obligations. LabOne Corporation (formerly known as Home Office Reference Laboratory), as a result of its merger with Lab Holdings, may also be liable for the lease obligations.

The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396,000,000. An appraisal was performed during 2006 by an independent appraiser. However, the results of this appraisal have not been released pending the Bankruptcy Court ruling on the proposed rent agreement. The Hyatt Hotel had gross revenues of $105,739,000 subject to the lease agreement for the year ended May 31, 2006.

In December 2005, management learned through the Steiner Trust and Hawaii counsel that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) has been petitioned for an involuntary Chapter 11 bankruptcy by Beecher Limited and others, creditors of Azabu in various business ventures. On February 1, 2006, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at December 31, 2006 or 2005.

Scout was also subject to lease obligations under a land lease for the Reno parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner (see Note 4). This lease requires total remaining lease payments of $5,453,000 and will expire in August 2023. The property is currently owned by FRI and they continue to make the ground lease payments monthly. Should FRI default on its obligations, then Scout would have rights to claim the parking garage and sell the asset. Management believes that the sale of the asset and the assignment of the ground lease to the buyer would cover the contingent liability exposure for this lease. Management considers the likelihood of default by FRI under the lease obligations to be remote, and accordingly has not recorded any liability in its consolidated balance sheets at December 31, 2006 or 2005. In February, 2007, the Company was released of its guarantor obligation on the land lease in Reno, Nevada.

As of December 31, 2006, the Company was obligated to spend up to $6 million to drill, evaluate, test and either complete or plug and abandon one well in the Ajapa Field on OML 90, offshore Nigeria. At December 31, 2006, the Company was obligated to commence drilling of the Aje-4 well in OML-113. The Company’s obligations were terminated upon the Company selling the subsidiaries holding the interest in the Ajapa and Aje fields on January 19, 2007. The Company has classified its International Oil and Gas operations as discontinued operations in the consolidated statement of operations for the years ended December 31, 2006 and 2005 (see Note 3).

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

Most of the company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of December 31, 2006 the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.

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

The Company settled a dispute with a vendor that resulted in the reversal of a $680,000 contingency accrual. This amount is reflected in general, administrative and other expenses in the consolidated statement of operations for the year ended December 31, 2005.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)
Assets:
Cash and cash equivalents	$33,469	$33,469	$69,663	$69,663
Accounts receivable	500	500	1,021	1,021
Restricted cash - current	166	166	—	—
Note receivable	—	—	1,802	2,025
Liabilities:
Convertible debt	27,641	27,641	25,925	25,925

The fair value of the cash and cash equivalents, restricted cash and accounts receivable approximates carrying value because of the short-term maturity of these financial instruments. The estimated fair values of the note receivable and convertible debt were calculated by discounting scheduled cash flows using estimated market discount rates.

13. SIGNIFICANT CUSTOMERS

Substantially all of the Company’s joint development revenue for the three years ended December 31, 2006, was from the Department of Energy, Department of Defense and several major oil companies for joint research and development work and feasibility studies. This work has been conducted in the Company’s various facilities, including the Company’s technology center, Tulsa Pilot Plant, and the Catoosa Demonstration Facility. In addition, since 1996, the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $39.5 million as initial deposits and options fees under existing license agreements and the rights to certain technologies in connection with these license agreements.

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

The Company recorded no catalyst material sales in the years ended December 31, 2006 and 2005 respectively. Five customers accounted for 100 percent of the Company’s catalyst materials sales for the year ended December 31, 2004.

14. STRANDED GAS VENTURE

On April 11, 2005, the Company entered into a Participation Agreement with Dorset pursuant to which Dorset committed to provide approximately $40,000,000 to Syntroleum to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties (“Venture”). ”). Mr. Ziad Ghandour, a member of the board of directors and a consultant of the Company was a participant in the Dorset Group Corporation. Subsequently, Ernest Williams II Q-TIP TUA dated 01/25/02 (“Williams”) and Selim K. Zilkha Trust (“Zilkha”) joined the Participation Agreement as venture participants and agreed to provide an additional capital commitment of $10,000,000 each, making the total commitment amount $60,000,000. Effective September 30, 2006, Williams transferred its interest in the Participation Agreement to Jerry B. Williams (“J. Williams”). Under the terms of the participation agreements entered into with the venture participants, the venture participants would fund 100 percent of the costs to acquire the rights to stranded gas and liquids projects and would receive 20 percent of the interest that the Company acquired in any such project as well as repayment for 80 percent, plus accrued interest, of the funds contributed to the Venture from the revenues of the projects acquired jointly.

On September 22, 2006, the Company delivered written notice of default to Dorset for breach of the `Participation Agreement due to Dorset’s failure to remit the funds necessary to meet its pro- rata share of each capital call within ten business days of its notice of the capital call. Such breach had a cure period of five business days pursuant to the Participation Agreement during which Dorset failed to cure. On November 22, 2006, the Company and Dorset entered into a Cancellation, Termination and Release Agreement which terminated Dorset’s participation in the venture, released Dorset and the Company from any claims against the other and Dorset relinquished any future interest under the Participation Agreement.

On December 20, 2006, the Company, J. Williams and Zilkha agreed to terminate the remainder of the Participation Agreement. The Company will repay 100 percent of the contributions previously made by J. Williams and Zilkha in amount of $1,193,386 each. Of this amount, $360,000 was paid to each remaining participant on December 20, 2006 and $833,386 will be paid to each remaining participant on or before May 1, 2007. This remaining liability is reflected in Current Liabilities of Discontinued Operations as of December 31, 2006. The December 31, 2005 balance of $4,247,000, which included proceeds received and accrued interest, is reflected in Noncurrent Liabilities of Discontinued Operations.

15. COMMONWEALTH OF AUSTRALIA SETTLEMENT

In April 2004, the Company reached an agreement with the Commonwealth of Australia to resolve all issues between the two parties regarding the suspension of Syntroleum’s nominal 11,500 b/d speciality product GTL plant in Western Australia (known as the Sweetwater project). Under this agreement, funds held in escrow accounts in Australia related to previous loan advances and a license agreement, plus all interest earned on these funds since the suspension of the project, and other associated costs were returned to the Commonwealth of Australia in September 2004. The Commonwealth retained its license for the Syntroleum Process; however, rather than retaining the right to receive AUD $30 million in credits against future license fees per the original agreement, the Commonwealth received AUD $15 million in credits. The income statement impact of this transaction was a charge against earnings of $610,000 for interest and other associated costs since the suspension of the project and included in other income (expense) on the Company’s consolidated statement of operations for the year ended December 31, 2004. The Company has no plans to re-start the Sweetwater Project.

16. STOCKHOLDER RIGHTS PLAN

On October 24, 2004, the Company entered into the Second Amended and Restated Rights Agreement, whereby each outstanding share of the Company’s common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company's Board of Directors in March 1997. The rights entitle the holder to buy one one-hundredth of a share of Series A Junior Preferred Stock at a price of $20.8333 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for, 20 percent, or in the case of Mr. Robert A. Day (a board member until September, 2006) and his affiliates 35 percent, or more of the common stock of the Company. If either of these events occurs, each right will entitle the holder to receive the number of shares of the Company’s common stock having a market value equal to two times the exercise price of the right. The rights may be redeemed by the Company for $0.01 per right until ten days following the first date of public announcement of a person becoming an Acquiring Person. The rights expire October 2014.

17. SEGMENT INFORMATION

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Previously, the Company’s reportable business segments have been identified based on the differences in products or services provided. The three segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 3, the company classified the Domestic and International Oil and Gas segments as discontinued operations for the years ended December 31, 2006, 2005 and 2004. The remaining reportable segment is Technology, General, Administrative and Other which includes research and development expenses for further development of GTL technology, including operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our mobile facility, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously developed, as well as general and administrative expenses. Revenues in the Technology, General, Administrative and Other segment consist of joint development revenues from government agencies and major oil companies as well as catalyst materials sales.

18. SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company granted an aggregate of 4,000 options to purchase shares of common stock to employees at a weighted average exercise price of $3.12 per share. The Company also issued 331,381 shares of restricted common stock for incentive compensation, 86,706 shares of common stock to directors and 110,000 shares of restricted common stock to a retiring officer for services to be provided in the future.

On February 7, 2007, the Company entered into retirement agreements with four officers. Pursuant to the terms of the agreement, the Company made a one time cash payment on the effective retirement date of $400,000, will make monthly cash payments for a total of $670,000 through February, 2009 and entered into consulting agreements for the next four to six months for a total of $376,000.

The Company is currently pursuing a transition in the office of Chief Financial Officer.

The Company is negotiating a retirement agreement with Greg G. Jenkins, our current Executive Vice President of Finance and Business Development and Chief Financial Officer, including resolution of incentive compensation arrangements.

19. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2006
Revenues	$428	$312	$2,860	$189
Operating income (loss)	(12,343)	(12,885)	(9,857)	(10,296)
Net income (loss) from continuing operations	(11,695)	(14,143)	(10,022)	(10,803)
Net income (loss) from discontinued business	(1,209)	(1,559)	(2,999)	(2,195)
Net income (loss)	(12,904)	(15,702)	(13,021)	(12,998)
Basic and diluted EPS:
Continuing operations	$(0.21)	$(0.25)	$(0.18)	$(0.19)
Discontinued operations	$(0.02)	$(0.03)	$(0.05)	$(0.04)
Net income	$(0.23)	$(0.28)	$(0.23)	$(0.23)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2005
Revenues	$223	$6,211	$708	$766
Operating income (loss)	(11,408)	(3,556)	(9,569)	(13,112)
Net income (loss) from continuing operations	(11,464)	(2,956)	(9,189)	(12,267)
Net income (loss) from discontinued operations	(170)	2,392	(6,225)	(1,515)
Net income (loss)	(11,634)	(564)	(15,414)	(13,782)
Basic and diluted EPS
Continuing operations	$(0.24)	$(0.05)	$(0.17)	$(0.22)
Discontinued operations	$(0.00)	$0.04	$(0.11)	$(0.02)
Net income	$(0.24)	$(0.01)	$(0.28)	$(0.24)

To date, the nature of the Company’s revenues and costs have been related to certain projects and are wholly dependent upon the nature of the Company’s projects. The various size and timing of these projects, including the DOE Catoosa Project, operations and modifications at our Catoosa demonstration facility and our oil and gas upstream activities that were included in discontinued operations in 2006 and 2005, may affect the comparability of the periods presented.