Form 10-Q
period 2007-03-31
SYNTROLEUM CORP
filed 2007-05-10
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 0-21911

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At May 1, 2007, the number of outstanding shares of the issuer’s common stock was 58,022,935.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as well as historical facts. These forward-looking statements include statements relating to the Syntroleum Process and related technologies including Synfining, gas-to-liquids (“GTL”) coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”) plants based on the Syntroleum Process, including our GTL Mobile Facilities, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean diesel fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum Process (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other statements regarding future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The Syntroleum Process can be used for converting natural gas or synthesis gas from coal or other feedstocks, into synthetic liquid hydrocarbons. Generally, any reference to GTL is also applicable to CTL or BTL unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,171	$33,469
Restricted cash	—	166
Accounts receivable	434	500
Other current assets	1,187	1,674
Current assets of discontinued operations	716	1,663

Total current assets	35,508	37,472

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND EQUIPMENT HELD FOR SALE	610	2,360

PROPERTY AND EQUIPMENT – at cost, net	2,424	2,596
OTHER ASSETS, net	1,560	1,509

	$40,102	$43,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,578	$2,096
Accrued liabilities and other	2,986	2,434
Current liabilities of discontinued operations	1,667	3,743

Total current liabilities	6,231	8,273

NONCURRENT DEBT	4,356	27,641

OTHER NONCURRENT LIABILITIES	638	35
DEFERRED REVENUE	21,425	21,840

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	706	706

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 58,001 and 56,020 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	580	560
Additional paid-in capital	328,887	322,411
Accumulated deficit	(322,721)	(337,529)

Total stockholders’ equity (deficit)	6,746	(14,558)

	$40,102	$43,937

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Quarters Ended March 31,
	2007	2006
REVENUES:
Licensing revenue from Marathon	$13,665	$—
Joint development revenue	112	374
Other revenues	40	54

Total revenues	13,817	428

COSTS AND EXPENSES:
Catoosa Demonstration Facility	103	2,920
Pilot plant, engineering and research and development	1,813	3,079
Depreciation, depletion and amortization	201	194
General, administrative and other (including non-cash equity compensation of $2,505 and $1,753 for the quarter ended March 31, 2007 and 2006, respectively.)	8,800	6,578

OPERATING INCOME (LOSS)	2,900	(12,343)

INVESTMENT AND INTEREST INCOME	414	787
INTEREST EXPENSE	(107)	(420)
OTHER INCOME (EXPENSE)	(100)	(7)
GAIN ON EXTINGUISHMENT OF DEBT	10,672	—
FOREIGN CURRENCY EXCHANGE	(282)	288

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	13,497	(11,695)

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	13,497	(11,695)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(1,209)
Gain on sale of discontinued operations	1,311	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,311	(1,209)

NET INCOME (LOSS)	$14,808	$(12,904)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.24	$(0.21)
Income (loss) from discontinued oil and gas business	0.02	(0.02)

Net income (loss)	$0.26	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	56,866	55,710

Diluted	57,894	55,710

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2006	56,020	$560	$322,411	$(337,529)	$(14,558)

Stock options exercised	20	—	31	—	31

Issuance of common stock	1,546	15	4,894	—	4,909

Vesting of awards granted	10	—	1,335	—	1,335

Stock-based bonuses and match to 401(k) Plan	550	6	680	—	686

Acquisition and retirement of treasury stock	(145)	(1)	(464)	—	(465)

Net income	—	—	—	14,808	14,808

Balance, March 31, 2007	58,001	$580	$328,887	$(322,721)	$6,746

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,808	$(12,904)
Income (loss) from discontinued operations	1,311	(1,209)

Income (loss) from continuing operations	13,497	(11,695)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation depletion, and amortization	201	194
Foreign currency exchange	280	(289)
Non-cash compensation expense	2,505	1,753
Non-cash interest expense	107	420
Gain on sale of assets	—	(6)
Non-cash licensing revenue from Marathon	(13,665)	—
Gain on Marathon debt renegotiation	(10,672)	—
Changes in assets and liabilities:
Accounts and notes receivable	32	(240)
Other assets	407	576
Accounts payable	(518)	(457)
Accrued liabilities and other	705	(1,119)
Deferred revenue	250	—

Net cash used in continuing operations	(6,871)	(10,863)
Net cash provided by (used in) discontinued operations	(68)	(246)

Net cash used in operating activities	(6,939)	(11,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(124)
Proceeds from note receivable	—	1,802
Decrease in restricted cash	166	—

Net cash provided by continuing operations	166	1,678
Net cash provided by discontinued operations	2,000	581

Net cash provided by investing activities	2,166	2,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	31	193
Proceeds from issuance of common stock	4,909	—
Acquisition and retirement of treasury stock	(465)	(653)

Net cash provided by (used in) continuing operations	4,475	(460)
Net cash provided by discontinued operations	—	262

Net cash provided by (used in) financing activities	4,475	(198)

FOREIGN EXCHANGE EFFECT ON CASH	—	(1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(298)	(9,049)
CASH AND CASH EQUIVALENTS, beginning of period	33,469	69,663

CASH AND CASH EQUIVALENTS, end of period	$33,171	$60,614

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1. Basis of Reporting

The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum Process. Synthetic liquid hydrocarbons produced by the Syntroleum Process can be further processed using the Syntroleum Synfining Process into high quality liquid fuels such as diesel, jet fuel (subject to certification), kerosene and naphtha, high quality specialty products such as synthetic lubricants, waxes, liquid normal paraffin solvents and certain chemical feedstocks. The Company is also developing methods of applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products and is reviewing the application of these technologies for the conversion of other feedstocks.

The Company’s current focus is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. The Company is focusing its efforts on projects that will allow it to use its proprietary processes for converting various feedstocks, including natural gas, or synthesis gas from coal, biomass or other materials into synthetic liquid hydrocarbons. The Company is also focused on being a recognized provider of the Syntroleum Process technology to the energy industry through strategic partnerships and licensing of its technology.

The Company participated in the design and operation of a demonstration GTL plant located at ARCO’s Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U.S. Department of Energy (“DOE”) Ultra-Clean Fuels Project (“DOE Catoosa Project”), the fuels from this facility have been tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska and by other project participants together with advanced power train and emission control technologies. The Company also owns and operates a two b/d pilot plant (“Tulsa Pilot Plant”) and various laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies. In September 2006, the Company completed the production of its contract committed volume of fuels to the United States Department of Defense (“DOD”). In addition, the Company also successfully completed the longest run of its catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of its demonstration plants, the Company suspended operations at both plants.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC under the Securities Exchange Act of 1934.

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

2. Operations and Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of March 31, 2007, the Company had approximately $33,171,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment related to construction of plants, research and development programs and other activities in which the Company participates.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets as well as various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $97 million as of March 31, 2007. The Company entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million was drawn-down on March 1, 2007. If the Company obtains additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

The Company is currently exploring alternatives for raising capital to commercialize the growth of its businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, or if the Company is not successful in establishing a strategic alliance, the Company may be required to reduce, delay or eliminate expenditures for its plant development and other activities, as well as its research and development and other activities, or may seek to enter into a business combination transaction with or sell assets to another company. The Company could also be forced to license to third parties the rights to commercialize additional products or technologies that it would otherwise seek to develop itself. The transactions outlined above may not be available to the Company when needed or on terms acceptable or favorable to the Company.

3. Marathon Participation and Loan Agreement

Marathon provided project funding in connection with the DOE Catoosa Project pursuant to advances under a $21.3 million secured promissory note with the Company. The promissory note bore interest at a rate of eight percent per year and the balance owed under this agreement, including accrued interest was $27.6 million as of December 31, 2006. The maturity date was December 15, 2006 with a notification period extending to January 18, 2007. The promissory note was secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. On January 16, 2007, the Company entered into a Consolidation and License Agreement which granted Marathon the non-exclusive right to use its FT process to produce synthetic crude. Future revenue to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under the promissory note convertible debt in the amount of $27.6 million. In exchange, the Company agreed to pay Marathon $3 million in both December, 2008 and 2009. The present value of the $6 million obligation to Marathon that resulted from this new agreement plus accrued interest is reflected in Noncurrent debt in the consolidated balance sheet as of March 31, 2007.

As a result of the Consolidation and License agreement, the Company recognized a non-cash gain on the extinguishment of the convertible debt of $10.7 million and recorded non-cash licensing revenue of $12.7 million in the consolidated statement of operations for the three months ended March 31, 2007. License fee credits of $1 million previously recorded in deferred revenue were also recognized as licensing revenue. The Company accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for a Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the three months ended March 31, 2007. The value attributable to the new agreement was recognized as revenue in the three months ended March 31, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement because the Company has no future indemnification obligations to Marathon. The Company recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.

4. Discontinued Operations and Assets Held for Sale

International Oil and Gas

On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited, which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria, to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). As partial consideration for the sale, AEERL paid the Company a $2 million nonrefundable deposit on

December 12, 2006. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”).

AEERL agreed to pay Syntroleum $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL received from each of the Ajapa and Aje interests, and $3 million if third party farmees entered into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2 million of the initial milestone amount due of $10,172,000 on March 30, 2007. Syntroleum extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, the Company agreed to extend the timeline for AEERL to pay the remaining $7,172,000 due Syntroleum to June 15, 2007. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the gross revenue and third party farmee milestones payments related to Aje will not be received.

Based on the $4 million proceeds received to date, the Company recognized a gain on the sale of these entities in the first quarter 2007 of $1.3 million which is reflected in Gain on Sale of Discontinued Operations in the Consolidated Statement of Operations for the period ended March 31, 2007. The $8,182,000 will be recorded as a gain when amounts are received.

Domestic Oil and Gas

The Company’s gas processing plant and related equipment is classified as held for sale as of March 31, 2007 and December 31, 2006 at an estimated fair value of $610,000. Management is actively seeking interested parties for the sale of this plant and related equipment and expects to finalize the sale of these assets in 2007. The Company determined the fair value of the processing plant and equipment based on either quoted prices from potential purchasers or terms of current negotiations with potential purchasers. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS No. 144.

A summary of the results of discontinued operations is as follows for the three-months ended March 31, 2007 and 2006 (in thousands):

INTERNATIONAL OIL AND GAS	March 31,
	2007	2006
	(in thousands)
Revenues	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	684
General, administrative and other	—	244

Operating Income (Loss)	$—	$(928)

Interest Expense	—	(68)
Other Income (Expense)		—
Gain on sale of discontinued operations	1,311

Income (Loss) before income taxes	1,311	(996)

Income (Loss) from Discontinued Operations	$1,311	$(996)

DOMESTIC OIL AND GAS	March 31,
	2007	2006
	(in thousands)
Revenues	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	213
General, administrative and other	—	—

Operating Income (Loss)	$—	$(213)

Interest Expense	—	—
Other Income (Expense)	—	—

Income (Loss) before income taxes	—	(213)

Income (Loss) from Discontinued Operations	$—	$(213)

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

6. Earnings Per Share

	Three months ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts; shares in thousands)
Income from continuing operations available to common stockholders for basic and diluted earnings per share	$13,497	$(11,695)

Basic weighted-average shares	56,866	55,710
Effect of dilutive securities:
Unvested restricted stock units (1)	76	—
Stock options, Restricted Stock, and Warrants	952	—

Dilutive weighted-average shares	1,028	—

Earnings per common share from continuing operations:
Basic	$0.24	$(0.21)
Diluted	$0.24	$(0.21)
(1)	The unvested restricted stock units outstanding at March 31, 2007, will vest over the period from June 2007 to July 2008.

The table below includes information related to stock options, warrants and restricted stock that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our loss per share.

	March 31, 2007	March 31, 2006
Options, warrants and restricted stock excluded (thousands)	8,945	11,816

Weighted-average exercise prices of options, warrants and restricted stock excluded	$7.38	$5.74
First quarter weighted average market price	$3.36	$9.37

The number of shares that could be issued as a result of the convertible debt outstanding at March 31, 2006 is 4,390,822 shares of common stock based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the period ended March 31, 2006. This debt was settled prior to March 31, 2007 and is therefore reflected in these financial statements.

7. STOCK-BASED COMPENSATION

The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Restricted stock units generally vest over three years. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of March 31, 2007, approximately 2,555,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 10,171,000 shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

Non-cash compensation cost related to stock options recognized during the three months ended March 31, 2007 and 2006 was $1,074,000 and $1,151,000, respectively.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 and 2006 was approximately $1.91 per stock option (total grant date fair value of $61,000) and $6.66 per stock option (total grant date fair value of 2,241,000, respectively. The fair value of these options was estimated with the following weighted average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expected dividend yield	0%	0%
Expected volatility	73%	83%
Risk-free interest rate	4.54%	4.47%
Expected life	4.47 yrs.	5.71 yrs.

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2006	7,423,419	$6.77
Granted at market price	31,899	$3.18
Exercised	(19,333)	$1.62
Expired or forfeited	(195,175)	$9.08

OUTSTANDING AT MARCH 31, 2007	7,240,810	$6.71

The following table summarizes information about stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$1.49 — $1.55	1,311,999	$1.55	4.41	1,311,999	$1.55
$1.62 — $2.89	1,367,778	2.37	7.49	767,778	1.96
$3.12 — $6.88	1,398,752	6.22	6.50	1,242,256	6.32
$7.00 — $10.14	1,550,583	9.30	7.56	462,254	8.81
$10.51 — $15.44	1,276,000	11.29	7.25	241,668	14.60
$16.37 — $19.87	335,698	17.18	2.73	335,698	17.18

	7,240,810	$6.71		4,361,653	$5.67

A total of 2,879,157 stock options with a weighted average exercise price of $8.27 were outstanding at March 31, 2007 and had not vested.

The total intrinsic value of options exercised (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2007 and 2006 was $34,000 and $347,000, respectively. The total amount of cash received in 2007 by the Company from the exercise of these options was $31,000. As of March 31, 2007 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately five years. In addition, as of March 31, 2007 unrecognized compensation cost related to non-vested stock options was $8,964,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.

Restricted Stock

The following table summary reflects restricted stock unit activity for the three months ended March 31, 2007.

	Shares / Units	Weighted- Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2006	426,000	$6.53
Granted	533,087	$3.23
Vested	(538,087)	$3.23
Forfeited	(45,000)	$8.99

NONVESTED AT MARCH 31, 2007	376,000	$6.12

The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2007 and 2006 was $3.23 per share (total grant date fair value of $1,724,000) and $9.44 per share (total grant date fair value of $1,658,000), respectively. As of March 31, 2007, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,173,000. In addition, as of March 31, 2007 unrecognized compensation cost related to non-vested restricted stock units was $1,268,000, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested the three months ended March 31, 2007 and 2006 was $1,739,000 and $2,342,000, respectively.

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

In December 2000, FRI, along with several affiliates, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Nevada. While its bankruptcy petition was pending in bankruptcy court, FRI continued to make the monthly payments due on the note and the payment obligations due under the ground lease.

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

The Company received payment of approximately $1,600,000 from FRI under the note in 2006 and was officially released from the ground lease on February 2, 2007.

9. Common Stock Purchase Agreement

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

10. Commitments and Contingencies

The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $6,387,000 at March 31, 2007. Expense is not recognized until an employee is severed.

The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The agreements granted the executive officers the option to purchase up to 600,000 shares of our common stock at an exercise price of $2.89 per share.

One-third of the options vest and become exercisable on June 29, 2007 and the remaining two-third of the options vest and become exercisable on June 29, 2008. In addition, 200,000 restricted common stock units were granted to the executives with a vesting date of June 29, 2007. Additional retention agreements were entered into with other key employees. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $845,000 on June 29, 2007 and $1,423,000 on June 29, 2008. The Company has no obligation if the employee leaves before the date specified in the agreement. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. Expense is recognized over the requisite service period and $577,000 has been included in the statement of operations for the three months ended March 31, 2007.

The Company is subject to a contingent obligation under a lease and other agreements incurred in connection with real estate activities and other operations conducted by SLH Corporation (“SLH”) prior to its merger with Syntroleum. Through its merger with SLH, the Company acquired Scout Development Corporation (“Scout”). Scout is a successor guarantor on a land lease and subleases in Hawaii.

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

In December 2005, management learned through the Steiner Trust and Hawaii counsel that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) had been petitioned for an involuntary Chapter 11 bankruptcy by Beecher Limited and others, creditors of Azabu in various business ventures. On February 1, 2006, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

The Company’s license agreements generally require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum Process, acts or omissions by the Company in connection with the preparation of Process Design Packages (“PDP’s”) for licensee plants and performance guarantees related to plants constructed by licensees. Some license agreements do not require the Company to indemnify the licensee in all circumstances set forth above or provide the licensee an option to pay different royalty rates, with one royalty rate including indemnities and another rate not including indemnities. All amounts received for license fees have been recorded as deferred revenue in the consolidated balance sheets.

The accuracy and appropriateness of costs charged to the U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies.

Most of the Company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of March 31, 2007 the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.

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

11. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company adopted this new accounting standard effective January 1, 2007. Since the Company has no unrecognized tax benefits, the adoption of FIN 48 did not impact the Company’s consolidated results of operations and financial condition. Open tax years are December 31, 2003 forward for both federal and state jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

In November 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, which supersedes EITF Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and amends EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the guidance in EITF Issue 06-6, when the Company modifies or exchanges debt instruments that affect the terms of an embedded conversion option, debt extinguishment accounting would apply under certain conditions. Guidance is also provided for modifications or exchanges that are not treated as extinguishments. The consensus in EITF Issue 06-6 is effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The adoption of this EITF had no impact on the Company’s consolidated financial statement.

In December, 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP is effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The adoption of this FSP had no impact on the Company’s consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations.

12. Segment Information

The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Previously, the Company’s reportable business segments have been identified based on the differences in products or services provided. The three segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 4, the company classified the Domestic and International Oil and Gas segments as discontinued operations. The remaining reportable segment is Technology, General, Administrative and Other which includes research and development expenses for further development of GTL technology, including operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our mobile facility, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously developed, as well as general and administrative expenses. Revenues in the Technology, General, Administrative and Other segment consist of licensing revenue from Marathon, joint development revenues from government agencies and major oil companies as well as product sales to government agencies and others for research purposes.

13. Subsequent Events

The Board of Directors approved the following grants of restricted shares of the Company’s common stock : (i) to Mr. Holmes a grant of 200,000 shares of restricted shares, 100,000 of such shares to vest upon the execution of a definitive agreement with a specified company approved by the Board of Directors and 100,000 of such shares to vest upon the execution of another definitive agreement with a specified company approved by the Board of Directors; and (ii) to Mr. Roth a grant of 500,000 shares of restricted shares. These grants were approved by the Board of Directors of March 16, 2007; however, the timing and restrictions of the grant date of restricted stock to Mr. Roth was changed April 22, 2007 to provide as follows:

•

upon the date of execution of definitive agreements for the provision of feedstock to and creation of a venture to construct and operate a plant of capacity to produce at least 3,000 barrels per day of sales product (the “Plant”), Mr. Roth will have a vested right to one hundred thousand (100,000) of the shares of restricted stock; and

•	upon the date of closing of the financing for the construction of the Plant, Mr. Roth will have a vested right to an additional one hundred thousand (100,000) of the shares of restricted stock; and

•	upon the date of the groundbreaking of the above Plant’s construction, Mr. Roth will have a vested right to an additional one hundred thousand (100,000) of the shares of restricted stock; and

•

upon the date of completion start-up operations and commencement of the Plant’s commercial operations, Mr. Roth will have a vested right to the remaining two hundred thousand (200,000) of the shares of restricted stock;

The Board of Directors approved a retirement package for Mr. Holmes on March 16, 2007 which will be available to him upon his retirement after his 60th birthday on March 27, 2007. Under the terms of the retirement package, Mr. Holmes will receive, among other things, a lump sum payment of 6 months’ base salary immediately following the retirement date, plus monthly payments equal to current monthly base salary commencing 6 months following retirement date and continuing for 18 months thereafter; accelerated vesting of all outstanding options and restricted stock, other than performance-based options and restricted stock and continued medical coverage through the retiree medical plan through the first anniversary of the retirement date. The retirement package, including the terms of the restricted stock award, is currently under review by Mr. Holmes.

Pursuant to a Retirement Agreement dated April 30, 2007, Mr. Greg G. Jenkins has resigned as Executive Vice President of Finance and Business Development and Chief Financial Officer of the Company effective May 1, 2007. Mr. Jenkins will remain an employee of the Company until January 3, 2008. Under the terms of the retirement agreement, Mr. Jenkins will receive, among other things, a lump sum payment of 6 months’ base salary immediately following the retirement date, plus monthly payments equal to current monthly base salary commencing

6 months following retirement date and continuing for 18 months thereafter; accelerated vesting of all outstanding options and restricted stock, other than performance-based options and restricted stock, and agreed to share in the cost of medical coverage through the first anniversary of the retirement date. The Company accrued $520,000 in the accompanying consolidated financial statements pursuant to the employment agreement with Mr. Jenkins.

The Nominating and Compensation Committee of the Board of Directors also approved a grant of restricted shares of the Company’s common stock on April 30, 2007, to Mr. Jenkins in the amount of 200,000 restricted shares, such shares to vest as follows:

•

upon the date of execution of definitive agreements for the provision of feedstock to and creation of a venture to construct and operate a plant of capacity to produce of at least 3,000 barrels per day of sales product in the United States with a company previously agreed between Mr. Jenkins and the Company, Mr. Jenkins shall have a vested right to one hundred thousand (100,000) of the restricted stock; and

•	upon the date of closing of the financing for the construction of the Plant, Mr. Jenkins shall have a vested right to one hundred thousand (100,000) of the shares of Restricted Stock;

Each of these grants are pursuant to the Company’s 2005 Stock Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2006 (including our audited financial statements and the accompanying notes).

Overview

We are seeking to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. We are focusing our efforts on projects that will allow us to use our proprietary processes for converting various feedstocks, including natural gas, or synthesis gas from coal or biomass or other materials into synthetic liquid hydrocarbons. The Fischer-Tropsch (“FT”) process, when used in converting natural gas to liquids, is generally known as “GTL”; when used in converting coal to liquids as “CTL” and when used in converting biomass to liquids as “BTL.” We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks. We continue to evaluate this technology and possible future business opportunities.

We also seek to form joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum Process” and the “Synfining Process,” to others. We believe that our use of air in the Syntroleum Process provides our GTL technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to deploy marine based facilities (“GTL Mobile Facility”) and avoid the operating risks associated with using pure oxygen.

We are currently investing a significant amount of our resources into potential international or domestic opportunities that we believe offer the greatest potential to meet our objective of generating cash flow and utilizing the advantages of our technology. We have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, Papua New Guinea, China and the United States.

We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum Process, our proprietary process of converting natural gas or gasified coal or other feedstocks into synthetic liquid hydrocarbons, and the Synfining Process, our proprietary process for refining synthetic liquid hydrocarbons, and do not anticipate recognizing any significant revenues from licensing our technology or from production from any plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, commercial operation of FT plants or non-Fischer Tropsch projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to obtain additional revenues or financing.

On January 25, 2007, we signed a non-binding memorandum of understanding (“MOU”) with the China Petrochemical Technology Company (“ST”) to establish a joint technology development effort to advance Fischer-Tropsch technology in China based on Syntroleum’s nitrogen diluted synthesis gas conversion technology, and to determine the most advantageous alternatives to jointly market Fischer-Tropsch technology in China. We are engaged in ongoing discussions with ST in an effort to negotiate the definitive agreements. ST continues to negotiate on the points discussed in the MOU, including but not limited to the timing of the development of any GTL or CTL plants and the areas of additional research and development between the companies. As is the case in any ongoing negotiations, we can give no assurance that we will ultimately sign definitive agreements with ST or that the terms of any definitive agreements will be consistent with those reflected in the MOU.

Operating Revenues

On January 16, 2007, we entered into a Consolidation and License Agreement which granted Marathon the non-exclusive right to use our FT process to produce synthetic crude. Revenue under this agreement will be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under the promissory note convertible debt in the amount of $27.6 million. The value attributable to the new agreement was recognized as revenue in the three months ended March 31, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement since we have no future indemnification obligations to Marathon. We recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.

Other revenues during the periods discussed below were primarily generated from reimbursement for research and development activities associated with the Syntroleum Process and product sales. In the future, we expect to receive revenue from sales of products or fees for the use of plants in which we will own an equity interest, demonstration plant product sales, licensing, catalyst sales, and research and development activities carried out with industry participants.

Until the commencement of commercial operation of plants in which we own an interest, we expect that cash flow relating to the Syntroleum Process will consist primarily of revenues associated with joint development activities. We will not receive any cash flow from plants in which we own an equity interest until the first of these plants is constructed and will not receive additional license fees until we enter into additional license agreements or existing licensees develop commercial plants. Our future operating revenues will depend on the successful commercial construction and operation of plants based on the Syntroleum Process or the Synfining Process, the success of competing GTL technologies, the success of our non-GTL projects, and other competing uses for natural gas or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fuel and specialty product prices and trends in environmental regulations. If the price of these products change, there could be a corresponding change in operating revenues. Additionally during 2006 we began exploring the applicability of our technologies to renewable energy. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks. We continue to evaluate this technology and possible future business opportunities.

Plant Revenues. We intend to develop plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum Process and, if successful, are expected to provide ongoing revenues. Some of the anticipated products of these plants (i.e., synthetic crude oil, Fischer-Tropsch waxes, synthetic diesel iso-paraffinic kerosene and other fuels, naphtha, lube base oils, process oils, and/or liquid normal paraffins) have historically been sold at premium prices and may result in relatively high sales margins. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our plants will include co-venturers who have low-cost gas or coal reserves in strategic locations and/or have distribution networks in place for the synthetic products to be made in each plant as well as engineering, procurement and construction contractors and Floating, Production, Storage and Offloading vessel (“FPSO”) operators.

License Revenues. We expect to generate revenue earned from licensing the Syntroleum Process through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements signed in the past have required an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.

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

Except for the Consolidation and License Agreement with Marathon discussed above, our accounting policy is to defer all up-front deposits under master, volume and regional license agreements and license fees under site license agreements and recognize 50 percent of the deposits and fees as revenue in the period in which the engineering process design package (“PDP”) for a plant licensed under the agreement is delivered and recognize the other 50 percent of the deposits and fees when the plant has passed applicable performance tests. The amount of license revenue we earn will be dependent on the construction of plants by licensees, as well as the number of licenses we sell in the future. To date we have received $39.5 million in cash as initial deposits and option fees under our existing license agreements. Except for $2.0 million recorded as revenue in connection with option expirations, $8.8 million of license credits returned by the Commonwealth of Australia as part of the settlement for the Sweetwater project and $10.0 million recorded as revenue as a result of the release of license credits and indemnifications, these amounts have been recorded in deferred revenue. Our obligations under these license agreements are to allow the use of the technology, provide access to engineering services to generate a PDP at an additional cost, and to refund 50 percent of the advances should the licensee build a plant that does not pass all process performance testing. These licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.

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

Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of plants based on the Syntroleum Process. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon, the DOE, DOD, Sasol, and Ivanhoe. These projects require us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting Bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon affect the comparability of the periods presented.

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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate both our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of the Syntroleum Process including our GTL Mobile Facility project. These costs, which relate primarily to outside contract services for initial engineering, design, and development are included in pilot plant, engineering and research and development costs in our consolidated statements of operations.

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

We have also recognized depreciation, depletion and amortization expense related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. In the third quarter of 2006 with the completion of our research and development efforts related to running the CDF and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce and focusing on cost minimization. This workforce reduction amounted to 46 employees. These cost saving measures implemented in the third quarter of 2006 have resulted in a significant favorable impact on operating expenses. We do not expect to rehire any of the employees included in the reductions who were previously involved with CDF and Pilot Plant operations if we accelerate the development of a commercial project. We paid in full a significant portion of the severance payments related to our staff reduction by the end of 2006. We plan to continue to monitor our expenditures with regards to general and administrative expense throughout 2007 as well. Our operating expenses could increase further if we accelerate our development of commercial projects.

If we are successful in developing a plant in which we own an interest, we expect to incur significant expenses in connection with our share of the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur our share of cost of sales expenses relating primarily to the cost of natural gas, coal or other feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of plants, we expect to incur significant depreciation and amortization expense in the future.

Discontinued Operations

International Oil and Gas

On January 19, 2007, we sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). As partial consideration for the sale, AEERL paid us a $2 million nonrefundable deposit on December 12, 2006. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

AEERL agreed to pay us $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL received from each of the Ajapa and Aje interests, and $3 million if third party farmees entered into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2 million of the initial amount due of $10,172,000 on March 30, 2007. We extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, we agreed to extend the timeline for AEERL to pay the remaining $7,172,000 due us to June 15, 2007. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the gross revenue and third party farmee milestones payments related to Aje will not be received.

Based on the $4 million proceeds received to date, we recognized a gain on the sale of these entities in first quarter 2007 of $1.3 million which is reflected in Gain on Sale of Discontinued Operations in the Consolidated Statement of Operations for the period ended March 31, 2007. The $8,172,000 will be recorded as a gain when amounts are received.

Domestic Oil and Gas

Our gas processing plant and related equipment is classified as held for sale as of March 31, 2007 and December 31, 2006 at an estimated fair value of $610,000. Management is actively seeking interested parties for the sale of this plant and related equipment and we expect to finalize the sale of these assets in 2007. We determined the fair value of the processing plant and equipment based on either quoted prices from potential purchasers or terms of current negotiations with potential purchasers. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the three months ended March 31, 2007 and 2006 in accordance with SFAS 144.

Significant Developments During 2007

Stranded Gas Venture. On April 30, 2007, we paid $833,386 to each of the two remaining participants in the Stranded Gas Venture. This formally terminates the venture.

Sinopec. On January 25, 2007, we signed a non- binding Memorandum of Understanding (“MOU”) with China Petroleum Technology Company (“ST”) which calls for the following:

•	The establishment of a joint research and development effort by us and ST to advance GTL and CTL technologies in China;

•	The establishment of a joint marketing effort by us and ST to market the joint ST and Syntroleum GTL and CTL technologies in China;

•	ST using its utmost efforts to construct a GTL plant in China using the Syntroleum Process;

•	ST using its utmost efforts to construct a CTL pilot plant in China using the Syntroleum Process;

•	Syntroleum providing ST access to our complete set of proprietary GTL and CTL technologies, including catalyst technology and Fischer-Tropsch technology for use in China; and

•	ST paying us $20 million per year over the next five years, subject to applicable taxes, to support the development of our technologies

The MOU is non-binding and will not become binding until the parties have executed a definitive agreement which more clearly defines each party’s rights, duties and obligations. We are engaged in ongoing discussions with ST in an effort to negotiate the definitive agreements. ST continues to negotiate on the points discussed in the MOU, including but not limited to the timing of the development of any GTL or CTL plants and the areas of additional research and development between the companies. As is the case in any ongoing negotiations, we can give no assurance that we will ultimately sign definitive agreements with ST or that the terms of any definitive agreements will be consistent with those reflected in the MOU.

DOD Projects. In January 2002, Congress appropriated $3.5 million for a proposed Flexible JP-8 (“single battlefield fuel”) Pilot Plant program under the Department of Defense Appropriation Bill, 2002. In September 2002, we signed a $2.2 million contract with the DOD to participate in the program, to provide for the design of a small footprint plant for fuels-production for land-based and marine applications, as well as testing of synthetically made GTL JP-8 fuel in military diesel and turbine engine applications. Phase I and II of this program are now complete, and all the work done to date has validated our beliefs in the performance of the single battlefield fuel product.

Congress appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DOD appropriations legislation. We received approximately $950,000 under the appropriation. Phase II included expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter of 2004 and we began work at that time. This phase project was completed in September, 2006. We recognized joint development revenue from this project of $87,000 for the three months ended March 31, 2006.

In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We received approximately $2.8 million under the appropriation. Phase III of this program includes expanded engineering and design work for single battlefield fuel production systems for a marine environment and further single battlefield fuel characterization and demonstration work for all branches of the military. Finalization of the contracts for this phase occurred in the second quarter of 2005. We recognized joint development revenue from this project of $113,000 and $209,000 for the three months ended March 31, 2007 and 2006 respectively. We expect to complete the contract in 2007.

In June 2006, we signed a contract to deliver an initial 100,000 gallons of aviation grade FT research fluid (S-8) to the DOD for evaluation and flight testing. This marked the commencement of the DOD’s larger program aimed at long-term in-flight evaluation of FT aviation fuel, and their examination of the prospects for the domestic manufacture and supply of synthetic aviation fuels from FT plants. We completed production and shipment of approximately 104,000 gallons of our FT aviation fuel commitment in early September 2006. On September 19, 2006, our ultra-clean iso-paraffinic kerosene (“jet fuel”) was successfully tested in a United States Air Force B-52 Stratofortress bomber aircraft. The plane lifted off from Edwards Air Force Base with a 50/50 blend of our FT jet fuel and traditional JP-8 jet fuel which was burned in two of the eight engines on the plane. This marks the first time that FT jet fuel has been tested in a military flight demo, and is the first of several planned test flights. A second successful flight test was performed on December 15, 2006 at Edwards Air Force Base in California. This test used a 50/50 blend of our jet fuel and conventional JP-8 in all eight engines. This marks the first time that a B-52 has flown using a synfuel blend as the only fuel on board. We recognized approximately $2,300,000 in revenue from the sale of jet fuel and labor associated with this contract in the last six months of 2006.

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

DOE Coal-to-Liquids Project. In March 2005, Congress authorized funding of $4.5 million to evaluate commercially available coal gasification and synthesis gas cleanup technologies and the integration of these processes with a cobalt catalyst based Fischer-Tropsch (“FT”) technology. Integrated Concepts and Research Corporation (“ICRC”) was awarded a contract from the DOE. In 2006, ICRC offered a subcontract to us to participate in this effort. We have concluded that we will not participate in this project based on the project scope.

DOT Fuel Evaluation Program. In November 2005, the DOT awarded an agreement with ICRC to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets were provided with awards to purchase, demonstrate and test our S-2 FT diesel fuel. The Alaskan transit bus fleet was also given an award to purchase, demonstrate and test our S-1 arctic-grade FT diesel fuel. We expect to receive approximately $1.0 million in revenue related to fuel sales and labor for this program. We recognized revenues related to this project of $40,000 and $54,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Our primary research and development projects during the quarter ended March 31, 2007 related to our FT and related technologies for use in FT and other fuels plants, including catalyst performance evaluation and enhanced reactor designs. Expenses for pilot plant, engineering and research and development incurred during the quarter ended March 31, 2007 and 2006 totaled $1,813,000 and $3,079,000, respectively. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants and our GTL Mobile Facility. We operated our Catoosa Demonstration Facility for the first three quarters of 2006 for further research and development, fuel production, and additional testing. Upon successful completion of our delivery commitments to the DOD in September 2006 and our longest run of catalyst testing activity at the Tulsa Pilot Plant, we suspended operations at both facilities. Expenses incurred for the operations and modifications to our Catoosa Demonstration Facility during the quarter ended March 31, 2006 totaled $2,920,000. Expenses during the quarter ended March 31, 2007 totaled $103,000 and primarily related to rent and utilities.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Consolidated Unaudited Results for the Quarters Ended,

Revenues	March 31, 2007	March 31, 2006
	(in thousands)
Licensing Revenue from Marathon	$13,665	$—
Joint Development Revenue	112	374
Other	40	54

Total Revenues	$13,817	$428

Licensing Revenue. Licensing revenue was $13,665,000 for the quarter ended March 31, 2007 related to the new Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000.

Joint Development Revenue. Revenues from our joint research and development and demonstration operations were $112,000 for the quarter ended March 31, 2007, compared with $374,000 for the same period in 2006. The decreased revenues in the 2007 period primarily were due to:

•	lower DOD Phase III revenues for the first quarter of 2007 when compared to the same period in 2006 and;

•	the absence of 2006 revenues related to DOD Phase II which was completed in September 2006.

Operating Costs and Expenses	March 31, 2007	March 31, 2006
	(in thousands)
Catoosa Demonstration Facility	$103	$2,920
Pilot plant, engineering and research and development	1,813	3,079
Depreciation, depletion and amortization	201	194
Non-cash equity compensation	2,505	1,753
General and administrative and other	6,295	4,825

Total Operating Costs and Expenses	$10,917	$12,771

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $103,000 during the quarter ended March 31, 2007 compared to $2,920,000 during the same period in 2006. The decrease resulted from the suspension of operations at the facility in September 2006. First quarter 2007 expenses represent miscellaneous fixed costs, such as utilities, associated with the facility.

Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $1,813,000 for the quarter ended March 31, 2007 compared to $3,079,000 during the same period in 2006. The decrease in expenditures resulted from the suspension of operations at the pilot plant in September, 2006. First quarter 2007 expenses are primarily related to personnel costs of technical employees and technology documentation.

Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2007 was $2,505,000 compared to $1,753,000 for the same period in 2006. The increase resulted from:

•	an accrual for a pro-rata portion of the 2007 projected stock incentive awards to employees of $450,000 during the three months ended March 31, 2007 and;

•	the grant of common stock under a retirement agreement to a former executive in lieu of a cash payment of $330,000 during the three months ended March 31, 2007.

General and Administrative and Other. General and administrative expenses for the quarter ended March 31, 2007 were $6,295,000 compared to $4,825,000 during the same period in 2006. The increase resulted from:

•	an accrual for payments under a retention incentive plan of $577,000 earned during the three months ended March 31, 2007 and;

•	an accrual for future payments under retirement agreements with former officers of $1,190,000 and;

•	offset by lower employee related costs due to reductions in headcount between periods and lower travel expenses.

Other Income and Expenses and Net Income (Loss)	March 31, 2007	March 31, 2006
	(in thousands)
Investment and Interest Income	$414	$787
Interest Expense	(107)	(420)
Other Income (Expense)	(100)	(7)
Gain on Extinguishment of Debt	10,672	—
Foreign Currency Exchange	(282)	288
Income (Loss) from Discontinued Operations	1,311	(1,209)

Net Income (Loss)	$14,808	$(12,904)

Investment and Interest Income. Investment and interest income was $414,000 in the quarter ended March 31, 2007 compared to $787,000 during the same period in 2006 due to decreased interest income earned on a lower cash balance.

Interest Expense. Interest expense was $107,000 during the quarter ended March 31, 2007 compared to interest expense of $420,000 during the same period in 2006. The decrease is due to a lower outstanding debt obligations owed to Marathon of $4.4 million as of March 31, 2007 compared to $26.3 million as of March 31, 2006.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $10,672,000 during the quarter ended March 31, 2007 resulting from the renegotiation of the Marathon obligation in January 2007.

Other Income (Expense) and Foreign Currency Exchange. Other income (expense) and foreign exchange loss, was expense of $382,000 for the quarter ended March 31, 2007, compared to income of $281,000 during the same period in 2006. The increase resulted from:

•	expense associated with the release of restricted cash of $168,000 related to our ground lease obligation on the Reno lease in February 2007, and;

•

an increase in foreign currency losses increased in first quarter 2007 due to the change in the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

Income (Loss) from Discontinued Operations. Income from discontinued operations for the first quarter 2007 was $1,311,000 compared to a loss of $1,209,000 for the same period in 2006. The change is due to:

•	income from Discontinued Operations for the three months ended March 31, 2007, which represents the gain related to sale of Nigerian oil and gas assets of $1,311,000, and;

•

loss from Discontinued Operations for the three months ended March 31, 2006, which is primarily related to depreciation, depletion, amortization and impairment expense of $897,000 on oil and gas properties and general and administrative expense of $244,000 related to professional fees for oil and gas projects.

Liquidity and Capital Resources

General

As of March 31, 2007, we had $33,171,000 in cash and short-term investments. Our current liabilities from continuing operations totaled $4,564,000 as of March 31, 2007.

At March 31, 2007, we had $434,000 in accounts receivable outstanding relating to our GTL fuel sales and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.

Cash flows used in operations were $6,939,000 during the three months ended March 31, 2007, compared to cash flows used in operations of $11,109,000 during the three months ended March 31, 2006. The change primarily results from reductions in costs associated with the CDF and Pilot Plant and other technical costs as a result of placing these facilities in standby mode in September 2006.

Cash flows provided by investing activities were $2,166,000 during the three months ended March 31, 2007 compared to cash flows provided by investing activities of $2,259,000 during the three months ended March 31, 2006. The change is primarily related to the receipt of a partial payment of $2,000,000 from AEERL offset by the receipt in 2006 of $1,802,000 for a note receivable.

Cash flows provided by financing activities were $4,475,000 during the three months ended March 31, 2007, compared to cash flows used in financing activities of $198,000 during the three months ended March 31, 2006. The change in cash flows is primarily due to net proceeds received from a draw-down of $4,909,000 under our Common Stock Purchase Agreement.

We have expended and will continue to expend a substantial amount of funds to continue the research and development of the Syntroleum Process, to market the Syntroleum Process, to design and construct plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others and through debt and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.

We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $97 million as of March 31, 2007. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million was drawn-down on March 1, 2007. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

On January 19, 2007, we sold all of the stock of the subsidiaries that held our interests in the Ajapa and Aje fields to AEERL. AEERL agreed to pay us $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital. AEERL paid $2 million of the initial milestone amount of $10,172,000 on March 30, 2007. We extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007 we agreed to extend the timeline for AEERL to pay the remaining $7,172,000 due us to June 15, 2007.

We are currently exploring alternatives for raising capital to commercialize the growth of our businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, or if we are not successful in establishing a strategic alliance, we may be required to reduce, delay or eliminate expenditures for our plant development and other activities, as well as our research and development and other activities, or may seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions we outlined above may not be available to us when needed or on terms acceptable or favorable to us.

Assuming the commercial success of the plants based on the Syntroleum Process, we expect that license fees, catalyst sales and sales of products from plants in which we own an interest will be a source of revenues. In addition, we could receive revenues from other commercial projects we are pursuing. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2007:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Noncurrent Debt Obligations	$6,000	$—	$6,000	$—	$—
Capital (Finance) Lease Obligations	94	70	24	—	—
Operating Lease Obligations	1,645	514	848	200	83
Other Current Liabilities from Discontinued Operations	1,667	1,667	—	—	—

Total	$9,406	$2,251	$6,872	$200	$83

On January 16, 2007, we entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use our FT process to produce synthetic crude. As part of this agreement, Marathon eliminated all of its rights under the promissory note convertible debt in the amount of $27.6 million. In exchange, we agreed to pay Marathon $3 million in both December 2008 and 2009 as well as providing an enhanced licensing agreement to them. The noncurrent debt obligations above represent these payments.

Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We have leases on our laboratory and our Houston office.

The Stranded Gas Venture was established in April 2005 to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties. On November 22, 2006, we entered into a Cancellation, Termination and Release Agreement which terminated one participants’ involvement in the venture. On December 20, 2006 we agreed to terminate the remaining two participants’ involvement in the venture in exchange for a $360,000 payment to each remaining participant in December 2006 and a payment of $833,386 to each of the two remaining participants, which was made on April 30, 2007. This obligation is reflected in the table above as other current liabilities of discontinued operations.

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $6,387,000 at March 31, 2007. Expense is not recognized until an employee is severed. Additionally, we have a commitment to pay $845,000 on June 29, 2007 and $1,423,000 on June 29, 2008 for retention bonus agreements. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making cash payments.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we adopted this new accounting standard effective January 1, 2007. Since we have no unrecognized tax benefits, the adoption of FIN 48 did not impact our consolidated results of operations and financial condition. Open tax years are December 31, 2003 forward for both federal and state jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008 and we are currently evaluating the impact of adoption on our financial position and results of operations.

In November 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, which supersedes EITF Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and amends EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the guidance in EITF Issue 06-6, when we modify or exchange debt instruments that affect the terms of an embedded conversion option, debt extinguishment accounting would apply under certain conditions. Guidance is also provided for modifications or exchanges that are not treated as extinguishments. The consensus in EITF Issue 06-6 is effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The adoption of this EITF had no impact on our consolidated financial statement.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP is effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The adoption of this FSP had no impact on our consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and we are currently evaluating the impact of adoption on our financial position and results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. For a discussion of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quanti tative and Qualitative Disclosures about Market Risk.

We had approximately $33,171,000 in cash and cash equivalents in the form of money market instruments at March 31, 2007. This compares to approximately $33,469,000 in cash and cash equivalents at December 31, 2006. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $12,120,000 at March 31, 2007. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.81 and $0.71 at March 31, 2007 and March 31, 2006, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and

15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.	Risk Fa ctors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities.

Not applicable.

Equity Repurchases

The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the quarter ended March 31, 2007. The table reflects our repurchase of 144,984 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the three months ended March 31, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	71,532	$3.26	—	—

February 1, 2007 – February 28, 2007	73,452	$3.06	—	—

March 1, 2007 – March 31, 2007	—	$—	—	—

Total	144,984	$3.22	—	—

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other I nformation.

During 2006, 2005, and 2004, the Company paid TI Capital Management $1,089,700, $757,700 and $26,000, respectively, as reimbursement of expenses for services provided pursuant to a consulting agreement with Mr. Ziad Ghandour. TI Capital Management is owned by Mr. Ghandour, who is an employee of the Company and a member of the Board of Directors.

Under the Syntroleum Corporation 2007 Stock Incentive Plan, employees are eligible to receive a certain number of shares of common stock based on the achievement of certain company-wide objectives and the individual’s performance rating for the year. On April 23, 2007, our board of directors established the following company-wide objectives under the Syntroleum Corporation 2007 Stock Incentive Plan:

•	Continue cost reduction efforts to meet targets to be set by the Board of Directors;

•	Complete specified Fischer-Tropsch technology documentation reports;

•	Advance the company’s negotiations with Sinopec concerning the Research & Development Cooperation Agreement;

•	Secure feedstock for the Company’s first plant;

•	Secure capital for the Company’s first plant;

•	Evaluate the technical and economic viability of biomass-to-liquids; and

•	Complete a 2,000 hour CSTR demonstration run utilizing coal derived syngas.

Effective May 1, 2007, Mr. Greg G. Jenkins resigned as Executive Vice President of Finance and Business Development and Chief Financial Officer. Mr. Edward G. Roth, our President and Chief Operating Officer, currently performs the function of our Principal Financial Officer.

Item 6.	Exh ibits.

*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*10.1	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

10.2	First Amendment Deed dated March 30, 2007 between Syntroleum International Corporation, Syntroleum Corporation, African Energy Equity Resources Limited and Energy Equity Resources (Norway) Limited.

10.3	Termination Agreement dated as of March 29, 2007 between the Company and Sovereign Oil & Gas Company II, LLC.

+10.4	Employment Agreement dated as of April 24, 2007 between the Company and Edward G. Roth.

+10.5	Retirement Agreement dated as of April 30, 2007 between the Company and Greg Jenkins.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Edward G. Roth

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Edward G. Roth

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: May 10, 2007	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Operating Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit
*3.1	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.1.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*10.1	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007.

10.2	First Amendment Deed dated March 30, 2007 between Syntroleum International Corporation, Syntroleum Corporation, African Energy Equity Resources Limited and Energy Equity Resources (Norway) Limited.

10.3	Termination Agreement dated as of March 29, 2007 between the Company and Sovereign Oil & Gas Company II, LLC.

+10.4	Employment Agreement dated as of April 24, 2007 between the Company and Edward G. Roth.

+10.5	Retirement Agreement dated as of April 30, 2007 between the Company and Greg Jenkins.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Edward G. Roth

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Edward G. Roth

*	Incorporated by reference as indicated
+	Compensatory plan or arrangement