Form 10-Q
period 2007-06-30
SYNTROLEUM CORP
filed 2007-08-09
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2007, the number of outstanding shares of the issuer’s common stock was 61,860,545.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Biofining™ Technology, plants based on the Syntroleum® Process and/or Biofining™ Technology , including our GTL Mobile Facilities, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Biofining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Biofining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The Syntroleum® Process can be used for converting natural gas or synthesis gas from coal or other feedstocks, into synthetic liquid hydrocarbons. Generally, any reference to GTL is also applicable to CTL or BTL unless the context indicates otherwise. We have developed our Biofining™ synthetic fuel technology to produce ultra clean synthetic fuels from a variety of bio-feedstocks. Our Biofining™ Technology is a renewable fuels application of our Synfining® product upgrading technology that produces ultra clean synthetic fuels from FT products made in our FT Syntroleum® Process. Biofining™ Processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,074	$33,469
Restricted cash	—	166
Accounts receivable	237	500
Other current assets	610	1,674
Current assets of discontinued operations	724	1,663

Total current assets	28,645	37,472

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND EQUIPMENT HELD FOR SALE	—	2,360

PROPERTY AND EQUIPMENT — at cost, net	2,273	2,596
OTHER ASSETS, net	1,622	1,509

	$32,540	$43,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,292	$2,096
Accrued liabilities and other	3,684	2,434
Current liabilities of discontinued operations	—	3,743

Total current liabilities	4,976	8,273

NON-CURRENT DEBT	4,522	27,641
OTHER NON-CURRENT LIABILITIES	634	35
DEFERRED REVENUE	22,234	21,840
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	706	706

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 58,387 and 56,020 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	584	560
Additional paid-in capital	331,246	322,411
Accumulated deficit	(332,362)	(337,529)

Total stockholders’ deficit	(532)	(14,558)

	$32,540	$43,937

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Six Months
	ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUES:
Licensing revenue from Marathon	$—	$—	$13,665	$—
Technical services and joint development revenue	465	256	577	630
Other revenues	245	56	285	110

Total revenues	710	312	14,527	740

COSTS AND EXPENSES:
Catoosa Demonstration Facility	59	2,734	162	5,654
Pilot plant, engineering and research and development	2,967	3,569	4,780	6,648
Depreciation, depletion, amortization	181	209	382	403
General, administrative and other (including non-cash equity compensation of $2,692 and $1,701 for the three months ended June 30, 2007 and 2006, respectively, and $5,197 and $3,454 for the six months ended June 30, 2007 and 2006, respectively.)	7,003	6,685	15,803	13,263

OPERATING INCOME (LOSS)	(9,500)	(12,885)	(6,600)	(25,228)

INVESTMENT AND INTEREST INCOME	376	656	790	1,443
INTEREST EXPENSE	(165)	(425)	(272)	(845)
OTHER EXPENSE, net	(3)	(1,200)	(103)	(1,207)
GAIN ON EXTINGUISHMENT OF DEBT	—	—	10,672	—
FOREIGN CURRENCY EXCHANGE	(612)	(289)	(894)	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,904)	(14,143)	3,593	(25,838)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,904)	(14,143)	3,593	(25,838)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	263	(1,559)	1,574	(2,768)

NET INCOME (LOSS)	$(9,641)	$(15,702)	$5,167	$(28,606)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.17)	$(0.25)	$0.06	$(0.46)
Income (loss) from discontinued oil and gas business	—	(0.03)	$0.03	$(0.05)

Net income (loss)	$(0.17)	$(0.28)	$0.09	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	58,041	55,829	57,457	55,770

Diluted	58,041	55,829	58,525	55,770

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Common Stock
	Number				Total
	of		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2006	56,020	$560	$322,411	$(337,529)	$(14,558)

Stock options exercised	22	—	34	—	34

Issuance of common stock	1,546	15	4,894	—	4,909

Vesting of awards granted	510	5	3,751	—	3,756

Stock-based bonuses and match to 401(k) Plan	581	6	745	—	751

Acquisition and retirement of treasury stock	(292)	(2)	(465)	—	(467)

Cancellation of Restricted Shares			(124)		(124)

Net income	—	—	—	5,167	5,167

Balance, June 30, 2007	58,387	$584	$331,246	$(332,362)	$(532)

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,167	$(28,606)
Income (loss) from discontinued operations	1,574	(2,768)

Income (loss) from continuing operations	3,593	(25,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation depletion, and amortization	382	403
Foreign currency exchange	894	1
Non-cash compensation expense	5,197	3,480
Non-cash interest expense	272	982
Gain on sale of assets	—	(7)
Non-cash licensing revenue from Marathon	(13,665)	—
Gain on Marathon debt renegotiation	(10,672)	—
Changes in assets and liabilities:
Accounts and notes receivable	229	122
Other assets	889	2,362
Accounts payable	(804)	(375)
Accrued liabilities and other	1,069	(1,923)
Deferred revenue	447	—

Net cash used in continuing operations	(12,169)	(20,793)
Net cash used in discontinued operations	(201)	(526)

Net cash used in operating activities	(12,370)	(21,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(256)
Proceeds from note receivable	—	1,802
Decrease / (Increase) in restricted cash	166	3,107

Net cash provided by (used in)continuing operations	166	4,653
Net cash provided by (used in) discontinued operations	3,000	(6,424)

Net cash provided by (used in) investing activities	3,166	(1,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	34	244
Proceeds from issuance of common stock	4,909	—
Acquisition and retirement of treasury stock	(467)	(656)

Net cash provided by (used in) continuing operations	4,476	(412)
Net cash provided by (used in) discontinued operations	(1,667)	262

Net cash provided by (used in) financing activities	2,809	(150)

FOREIGN EXCHANGE EFFECT ON CASH	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,395)	(23,240)
CASH AND CASH EQUIVALENTS, beginning of period	33,469	69,663

CASH AND CASH EQUIVALENTS, end of period	$27,074	$46,423

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1. Basis of Reporting
The primary operations of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas or synthesis gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels such as diesel, jet fuel (subject to certification), kerosene and naphtha, high quality specialty products such as synthetic lubricants, waxes, liquid normal paraffin solvents and certain chemical feedstocks. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products and is reviewing the application of these technologies for the conversion of other feedstocks.
The Company’s current focus is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. The Company is focusing its efforts on projects that will allow it to use its proprietary FT and Synfining® Processes for converting various feedstocks, including natural gas, or synthesis gas from coal. The Company is also focusing on projects that will allow it to use its proprietary FT and Biofining™ Processes for converting, biomass or other materials, such as fats and vegetable oils into synthetic liquid hydrocarbons. The Company is also focused on being a recognized provider of the Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic partnerships and licensing of its technology.
The Company participated in the design and operation of a demonstration GTL plant located at ARCO’s Cherry Point refinery in Washington State. This demonstration plant was relocated to the Tulsa Port of Catoosa and is the basis for the Company’s Catoosa Demonstration Facility. This GTL facility is designed to produce up to approximately 70 barrels per day (“b/d”) of synthetic products. As part of the U.S. Department of Energy (“DOE”) Ultra-Clean Fuels Project (“DOE Catoosa Project”), the fuels from this facility have been tested in bus fleets by the Washington, D.C. Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska, and by other project participants together with advanced power train and emission control technologies. The Company also owns and operated a two b/d pilot plant (“Tulsa Pilot Plant”) and continues to operate other laboratory facilities in Tulsa, Oklahoma, which are used in demonstrating process performance and conducting various studies. In September 2006, the Company completed the production and delivery of its contract committed volume of fuels to the United States Department of Energy (“DOE”). In addition, the Company also successfully completed the longest run of its catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of its demonstration plants, the Company suspended operations at both plants.
On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Biofining™ Technology. Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. The Company’s capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. Dynamic had no assets or liabilities, nor operations, to report at June 30, 2007.
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

2. Operations and Liquidity
The Company has sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of June 30, 2007, the Company had approximately $27,074,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for substantial additional capital investment related to construction of plants, research and development programs and other activities in which the Company participates.
The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets, as well as, various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $97 million as of June 30, 2007 ($89 million after giving effect to its most recent draw-down on July 11, 2007). The Company entered into a Common Stock Purchase Agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. Of the $8 million drawn-down on July 11, 2007, $4.25 million was used to capitalize Dynamic. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
3. Marathon Participation and Loan Agreement
Marathon provided project funding in connection with the DOE Catoosa Project pursuant to advances under            two secured, convertible promissory notes totaling $21.3 million (collectively, the “Note”) with the Company. The Note bore interest at a rate of eight percent per year and the balance owed under this Note, including accrued interest was $27.6 million as of December 31, 2006. The maturity date was December 15, 2006 with a notification period extending to January 18, 2007. The Note was secured by a mortgage on the assets of the project that would allow Marathon to complete the project in the event of a default by the Company. Additionally, the Note provided for repayment, at the election of the Company, in cash, credits against future license fees or in the Company’s common stock at no less than $6.00 per share and no more than $8.50 per share. On January 16, 2007, the Company entered into a Consolidation and License Agreement which granted Marathon the non-exclusive right to use its FT Process to produce synthetic crude from natural gas and synthesis gas derived from coal. Future revenues to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement and in full consideration for the rights thereunder, Marathon terminated and eliminated all of its rights under the Note in the amount of $27.6 million. In exchange, the Company agreed to pay Marathon $3 million in both December, 2008 and 2009. The present value of the $6 million obligation to Marathon that resulted from this new agreement plus accrued interest is reflected in Noncurrent Debt in the consolidated balance sheet as of June 30, 2007.

As a result of the Consolidation and License Agreement, the Company recognized a non-cash gain on the extinguishment of the debt under the Note of $10.7 million and recorded non-cash licensing revenue of $12.7 million in the consolidated statement of operations for the six months ended June 30, 2007. License fee credits of $1 million previously recorded in deferred revenue were also recognized as licensing revenue. The Company accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for a Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the six months ended June 30, 2007. The value attributable to the new agreement was recognized as revenue in the six months ended June 30, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement because the Company has no future indemnification obligations to Marathon. The Company recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
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
AEERL agreed to pay Syntroleum the balance due of $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL received from each of the Ajapa and Aje interests, and $3 million if third party farmees entered into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2,000,000 of this balance on March 30, 2007. Syntroleum extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, the Company agreed to several extensions of the timeline for AEERL to pay the remaining $7,172,000 plus accrued interest due Syntroleum, which became due on August 3, 2007. The Company has received written and verbal communication from AEERL that they have executed a subscription agreement with a Norwegian investor and that the funding of the investment is only subject to certain preemptive rights from existing shareholders. AEERL further has informed the Company that they have received a waiver of those rights from a majority of existing shareholders but are waiting on a decision from a few shareholders. The Company is in discussion with AEERL to extend further the deadline for payment to allow the funding process to be completed. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the gross revenue and third party farmee milestones payments related to Aje-4 will not be received.
Based on the $5 million proceeds received to date, the Company recognized a gain on the sale of these entities for the six months ended June 30, 2007 of $2,311,000 which is reflected in Gain (loss) on discontinued operations in the Consolidated Statement of Operations for the period ended June 30, 2007. The remaining amount due of $7,172,000 plus accrued interest will be recorded as a gain when amounts are received.
The total balance of Current assets of discontinued operations as of June 30, 2007 consists of cash and cash equivalents which are subject to an escrow arrangement entered into in connection with a professional consultant agreement. This amount will remain classified as Current assets of discontinued operations until all requirements of the escrow release are satisfied. As of June 30, 2007, all significant obligations associated with the International Oil and Gas operations have been fulfilled and no liabilities are recorded.
Domestic Oil and Gas
The Company’s gas processing plant and related equipment are classified as held for sale and were fully impaired, as of June 30, 2007. The carrying value of this plant and equipment at December 31, 2006 was $610,000. The Company determined the fair value of these assets was impaired due to the length of time to market these assets. Management is still actively seeking interested parties for the sale of this plant and related equipment and, upon sale of the assets management will recognize any gain. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144. As of June 30, 2007, future obligations associated with the Domestic Oil and Gas operations have all been fulfilled and no liabilities are recorded.

A summary of the results of discontinued operations is as follows for the three and the six-months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
INTERNATIONAL OIL AND GAS	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Costs and Expenses:	—	—	—
Depreciation, depletion, amortization and impairment	132	1,348	154	2,032
General, administrative and other	—	143	—	387

Operating Income (Loss)	$(132)	$(1,491)	$(154)	$(2,419)

Interest Expense	—	(68)	—	—
Other Income (Expense)	—	—	22	(136)
Gain on sale of discontinued operations	1,000	—	2,311	—

Income (Loss) before income taxes	868	(1,559)	2,179	(2,555)

Income (Loss) from Discontinued Operations	$868	$(1,559)	$2,179	$(2,555)

	Three Months Ended		Six Months Ended
DOMESTIC OIL AND GAS	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues	$—	$—	$—	$—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	610	—	610	213
General, administrative and other	—	—	—	—

Operating Income (Loss)	(610)	—	(610)	(213)

Interest Expense	—	—	—	—
Other Income (Expense)	5	—	5	—

Income (Loss) before income taxes	(605)	—	(605)	(213)

Income (Loss) from Discontinued Operations	$(605)	$—	$(605)	$(213)

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
6. Earnings Per Share
The table below includes information on Basic and Diluted earnings (losses) per common share. Earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Income from continuing operations available to common stockholders for basic and diluted earnings per share	$(9,904)	$(14,143)	$3,593	$(25,838)

Basic weighted-average shares	58,041	55,829	57,457	55,770
Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	144	—
Stock options	—	—	924	—

Dilutive weighted-average shares	—	—	1,068	—

Earnings per common share from continuing operations:
Basic	$(0.17)	$(0.25)	$0.06	$(0.46)
Diluted	$(0.17)	$(0.25)	$0.06	$(0.46)

(1)	The unvested restricted stock units outstanding at June 30, 2007 are expected to vest over the period from July 2007 to December 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at June 30 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the six-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings / (loss) per share.

	Six Months Ended,
	June 30,	June 30,
	2007	2006
Options, warrants and restricted stock excluded (in thousands)	9,275	11,785
Weighted-average exercise prices of options, warrants and restricted stock excluded	$7.12	$6.98
period weighted average market price	$3.25	$8.18
The Tyson warrants mentioned below are listed in the above table of “Options, warrants and restricted stock excluded” due to (i) the option exercise price exceeding the six-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings (loss) per share.
The number of shares that could have been issued as a result of the convertible debt outstanding on June 30, 2006 (see Marathon Participation and Loan Agreement above) was 4,461,627 shares of common stock based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the period ended June 30, 2006. This debt was extinguished and settled prior to June 30, 2007 with no conversion to common stock.
As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Biofining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic . The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with Emerging Issues Task Force Issue 96-18. Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any warrants granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
7. Stock-Based Compensation
The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Restricted stock units generally vest over three years. The exercise price of options granted under the plan(s) must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of June 30, 2007, approximately 1,333,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 8,444,000 shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
Non-cash compensation cost related to stock options recognized during the three months ended June 30, 2007 and 2006 was $981,000 and $1,313,000, respectively; and during the six months ended June 30, 2007 and 2006 was $2,055,000 and $2,464,000, respectively.
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 and 2006 was approximately $1.90 per stock option (total grant date fair value of $64,000) and $6.12 per stock option (total grant date fair value of $3,722,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Expected dividend yield	0%	0%
Expected volatility	73%	83%
Risk-free interest rate	4.54%	4.67%
Expected life	4.38 yrs.	5.78 yrs.
The number and weighted average exercise price of stock options outstanding are as follows:

		Weighted
	Shares	Average
	Under	Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2006	7,423,419	$6.77
Granted at market price	33,899	$3.19
Exercised	(21,333)	$1.62
Expired or forfeited	(325,503)	$9.20

OUTSTANDING AT JUNE 30, 2007	7,110,482	$6.66

The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$ 1.49 — $ 1.55	1,311,666	$1.55	4.16	1,311,666	$1.55
$ 1.62 — $ 2.89	1,365,778	2.37	7.24	965,778	2.15
$ 3.12 — $ 6.88	1,399,952	6.22	6.26	1,285,622	6.30
$ 7.00 — $10.14	1,430,554	9.30	7.90	466,224	8.55
$10.52 — $15.44	1,266,834	11.29	7.00	239,168	14.61
$16.38 — $19.88	335,698	17.18	2.48	335,698	17.18

	7,110,482	$6.66		4,604,156	$5.53

A total of 2,506,326 stock options with a weighted average exercise price of $8.74 were outstanding at June 30, 2007 and had not vested.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2007 and 2006 was $37,000 and $496,000, respectively. The total amount of cash received during the six months ended June 30, 2007 and 2006 by the Company from the exercise of these options was $34,000 and $231,000, respectively. As of June 30, 2007 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 6.3 years. In addition, as of June 30, 2007 unrecognized compensation cost related to non-vested stock options was $8,516,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.
Restricted Stock
The following table summary reflects restricted stock unit activity for the six months ended June 30, 2007:

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NON-VESTED AT DECEMBER 31, 2006	426,000	$6.53
Granted	1,433,087	$3.21
Vested	(1,038,087)	$3.06
Forfeited	(45,000)	$8.99

NON-VESTED AT JUNE 30, 2007	776,000	$4.71

The weighted average grant date fair value of common stock and restricted stock units granted for the six months ended June 30, 2007 and 2006 was $3.21 per share (total grant date fair value of $4,597,000) and $9.44 per share (total grant date fair value of $1,658,000), respectively. As of June 30, 2007, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,142,000. In addition, as of June 30, 2007 unrecognized compensation cost related to non-vested restricted stock units was $2,686,000, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested in the six months ended June 30, 2007 and 2006 was $3,176,000 and $2,347,000, respectively.
The Board of Directors approved the following grants of restricted shares of the Company’s common stock: (i) to Mr. Holmes a grant of 200,000 shares of restricted stock, 100,000 of such shares to vest upon the execution of a definitive agreement with a specified company approved by the Board of Directors and 100,000 of such shares to vest upon the execution of another definitive agreement with a specified company approved by the Board of Directors; and (ii) to Mr. Roth a grant of 500,000 shares of restricted shares. These grants were approved by the Board of Directors on March 16, 2007; however, the timing and restrictions of the grant date of restricted stock to Mr. Roth was revised on April 22, 2007 to provide as follows:
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

•
upon the date of completion, start-up operations and commencement of the Plant’s commercial operations, Mr. Roth will have a vested right to the remaining two hundred thousand (200,000) of the shares of restricted stock.

The first 100,000 shares under Mr. Holmes’ and Mr. Roth’s grants vested with the execution of the agreements with Tyson creating Dynamic and are included in tabulations above.
The Board of Directors approved a retirement package for Mr. Holmes on March 16, 2007 which will be available to him upon his retirement after his 60th birthday on March 27, 2007. Under the terms of the retirement package, Mr. Holmes will receive, among other things, a lump sum payment of 6 months’ base salary immediately following the retirement date, plus monthly payments equal to current monthly base salary commencing 6 months following retirement date and continuing for 18 months thereafter; accelerated vesting of all outstanding options and restricted stock, other than performance-based options and restricted stock and continued medical coverage through the retiree medical plan through the first anniversary of the retirement date. As of June 30, 2007, Mr. Holmes remains Chief Executive Officer and a Director of the Company.
Pursuant to a Retirement Agreement dated April 30, 2007, Mr. Greg G. Jenkins resigned as Executive Vice President of Finance and Business Development and Chief Financial Officer of the Company effective May 1, 2007. Mr. Jenkins will remain an employee of the Company until January 3, 2008. Under the terms of the Retirement Agreement, Mr. Jenkins will receive, among other things, a lump sum payment of 6 months’ base salary immediately following the retirement date, plus monthly payments equal to current monthly base salary commencing 6 months following retirement date and continuing for 18 months thereafter; accelerated vesting of all outstanding options and restricted stock, other than performance-based options and restricted stock, and agreed to share in the cost of medical coverage through the first anniversary of the retirement date. The Company accrued $650,000 in the accompanying consolidated financial statements pursuant to the Retirement Agreement with Mr. Jenkins.
The Nominating and Compensation Committee of the Board of Directors also approved a grant of restricted shares of the Company’s common stock on April 30, 2007 to Mr. Jenkins in the amount of 200,000 restricted shares, such shares to vest as follows:
•
upon the date of execution of definitive agreements for the provision of feedstock to and creation of a venture to construct the Plant with a company previously agreed between Mr. Jenkins and the Company, Mr. Jenkins shall have a vested right to one hundred thousand (100,000) of the shares of restricted stock; and

•	upon the date of closing of the financing for the construction of the Plant, Mr. Jenkins shall have a vested right to one hundred thousand (100,000) of the shares of restricted stock.
Each of these grants are pursuant to the Company’s 2005 Stock Incentive Plan. The first 100,000 shares under Mr. Jenkins’ grant vested with the execution of the agreements with Tyson Foods creating Dynamic and are included in tabulations above.
8. Note Receivable
In 2006, the Company received payment of approximately $1,600,000 from Fitzgerald’s Reno Inc. under a note associated with a 2000 real estate transaction and was officially released from the ground lease and all other contingent liabilities associated with the 2000 real estate transaction on February 2, 2007.

9. Common Stock Purchase Agreement
On November 20, 2006, the Company entered into a Common Stock Purchase Agreement (sometimes termed an equity line of credit agreement) with Azimuth Opportunity Ltd (“Azimuth”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Azimuth is committed to purchase up to $40,000,000 of common stock, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four month term of the agreement. On March 1, 2007, a draw-down of $5 million was consummated at an average stock price of $3.23 per share. On July 11, 2007, a second draw-down of $8 million was consummated at an average stock price of $2.71 per share.
10. Commitments and Contingencies
The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $6,500,000 at June 30, 2007. Expense is not recognized unless an employee is severed.
The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The agreements granted the executive officers the option to purchase up to 600,000 shares of our common stock at an exercise price of $2.89 per share. One-third of the options vested and became exercisable on June 29, 2007 and the remaining two-third of the options vest and become exercisable on June 29, 2008. In addition, 200,000 restricted common stock units were granted to the executives and vested on June 29, 2007. Additional retention agreements were entered into with other key employees. The Company paid $745,000 to employees on June 29, 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $1,325,000 on July 1, 2008, which amount will be recognized over the requisite service period starting July 2007. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. The Company has no obligation if the employee leaves before the date specified in the agreement.
The Company is subject to a contingent obligation under a lease and other agreements incurred in connection with real estate activities and other operations conducted by SLH Corporation (“SLH”) prior to its merger with Syntroleum. Through its merger with SLH, the Company acquired Scout Development Corporation (“Scout”). Scout is a successor guarantor on a land lease and subleases in Hawaii in connection with the development of the Hyatt Regency Waikiki Hotel.
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
The Hyatt Hotel has an estimated market value, based on a 1998 appraisal, of $396,000,000. An appraisal was performed again during 2006 by an independent appraiser. However, the results of this appraisal have not been released pending the Bankruptcy Court ruling on the proposed rent agreement. The Hyatt Hotel had gross revenues of $105,739,000 subject to the lease agreement for the year ended May 31, 2006.
In December 2005, management learned through the Steiner Trust and Hawaii counsel that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) had been petitioned for an involuntary Chapter 11 bankruptcy by creditors of Azabu in various business ventures. On February 1, 2006, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively.

The Company’s license agreements generally require it to indemnify its licensees, subject in most circumstances to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum® Process, Synfining® product upgrading or Biofining™ Technology, acts or omissions by the Company in connection with the preparation of Process Design Packages (“PDPs”) for licensee plants and performance guarantees related to plants constructed by licensees. Some license agreements do not require the Company to indemnify the licensee in all circumstances set forth above or provide the licensee an option to pay different royalty rates, with one royalty rate including indemnities and another rate not including indemnities. In our license agreement with Dynamic, we are required to prepare a PDP for the plant based on the site, feedstock slate and product slate, and are reimbursed for our expenses. The PDP will serve to define the performance of the plant and the basis for a related Process Guarantee, which is defined as 90% of design rate. If the plant does not satisfy the Process Guarantee, we will be obligated to pay specified damages to Dynamic which is not capped at 50 percent of the license fees. All amounts received for license fees have been recorded as deferred revenue in the consolidated balance sheets.
The accuracy and appropriateness of costs charged to the U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies.
Most of the Company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of June 30, 2007 the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.
Pursuant to a Resignation and Compromise Agreement entered into effective August 6, 2007 (the “Compromise Agreement”), Mr. Ziad Ghandour has resigned as a director of the Company, effective August 14, 2007. Mr. Ghandour will also terminate his employment with the Company on August 14, 2007. In addition, pursuant to the Compromise Agreement, TI Capital Management terminated all consulting arrangements with the Company, effective August 14, 2007.
As disclosed in the Company’s Form 8-K filed on June 25, 2007, the Company and Mr. Ziad Ghandour have been in discussions concerning issues relating to his employment with the Company, his service on the Board of Directors, and his consulting services to the Company through TI Capital Management. Such issues related to the term of the consulting agreement with TI Capital Management, the allowable expenses to be paid by the Company pursuant to the consulting agreement, the exercisability of certain warrants which Mr. Ghandour asserts have been earned, the terms and conditions of his possible severance from the Company and his possible departure from the Board of Directors, and possible claims the Company had against Mr. Ghandour and TI Capital relating to expenses incurred and the employment and consulting services rendered by Mr. Ghandour and TI Capital. On July 26, 2007 TI Capital Management and Mr. Ghandour filed a lawsuit against the Company and Mr. Jack Holmes, the Company’s chief executive officer, alleging breach of contract and other causes of action relating to TI Capital Management’s consulting relationship with the Company and Mr. Ghandour’s employment with and position as a director with the Company. The Company learned of the lawsuit on August 1, 2007 while negotiations were continuing.
Pursuant to the Compromise Agreement, Mr. Ghandour and the Company have exchanged waivers and releases of claims, subject to certain revocation periods under Federal employment discrimination statutes. By August 14, 2007, TI Capital Management and Mr. Ghandour will dismiss their lawsuit against the Company and Mr. Holmes without the right to refile the lawsuit. In settlement of all claims, Mr. Ghandour will receive in cash $1,393,550. In addition, he will have the right to receive, prior to December 31, 2011, a payment of three percent (3%) of the first net cash received by the Company or its subsidiaries (the “Additional Fees”) for access to its gas to liquids technology from five potential commercial projects. In computing the Additional Fees, royalties paid per unit of production over the life of the plant and for preparation of a Process design package shall not be included. If an Additional Fee is earned it will be a minimum of $1.5 million for each project. In the event of a change of control of the Company, Mr. Ghandour will have the option to terminate the potential for earning Additional Fees in exchange for the one time payment of $2 million in cash.

The Company and its subsidiaries are involved in lawsuits that have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any; resulting from any such lawsuit or other pending litigation will have a material adverse effect on the Company’s business or consolidated financial position. The Company cannot predict with certainty the outcome or effect of the litigation described above or of any such other pending litigation. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
11. New Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company adopted this new accounting standard effective January 1, 2007. Since the Company has no unrecognized tax benefits, the adoption of FIN 48 did not impact the Company’s consolidated results of operations and financial condition. Open tax years are December 31, 2003 forward for both federal and state jurisdictions.
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
In November 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments, which supersedes EITF Issue 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, and amends EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Under the guidance in EITF Issue 06-6, when the Company modifies or exchanges debt instruments that affect the terms of an embedded conversion option, debt extinguishment accounting would apply under certain conditions. Guidance is also provided for modifications or exchanges that are not treated as extinguishments. The consensus in EITF Issue 06-6 was effective for modifications and exchanges of debt instruments that occur in interim or annual reporting periods beginning after November 29, 2006. The adoption of this EITF had no impact on the Company’s consolidated financial statements.
In December, 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP was effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The adoption of this FSP had no impact on the Company’s consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations. The Company does not expect to elect early adoption treatment and upon adoption the prospective method will be utilized.

12. Segment Information
The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Previously, the Company’s reportable business segments have been identified based on the differences in products or services provided. The three segments previously identified were: (i) Technology, General, Administrative and Other, (ii) Domestic Oil and Gas and (iii) International Oil and Gas. As discussed in Note 4, the company classified the Domestic and International Oil and Gas segments as discontinued operations. The remaining reportable segment is Technology, General, Administrative and Other which includes research and development expenses for further development of GTL technology, including operations of the Catoosa Demonstration Facility and the Tulsa pilot plant, engineering and design of our mobile facility, and ongoing research and development efforts focusing primarily on commercialization of the technology we previously developed, as well as general and administrative expenses. Revenues in the Technology, General, Administrative and Other segment consist of licensing revenue from Marathon, joint development revenues from government agencies and major oil companies as well as product sales to government agencies and others for research purposes.
13. Reclassifications Subsequent
Certain reclassifications have been made to the June 30, 2006 consolidated statements of operations and cash flows to reflect the impact of discontinued oil and gas activities. These reclassifications had no impact on consolidated net income (loss).
14. Subsequent Events
The Company entered into a Common Stock Purchase Agreement on November 20, 2006 with Azimuth Opportunity Ltd. which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement. On July 11, 2007, the Company consummated its second draw-down under this facility for $8 million. Net proceeds after expenses were approximately $7.9 million. The first draw-down was consummated on March 1, 2007 for $5 million.
The LLC Agreement between the Company and Tyson provides for the capitalization of Dynamic within a period of time shortly after formation by cash contributions of $4.25 million from Tyson and $4.25 million from the Company. Accordingly, both members funded their initial capitalization obligations on July 13, 2007 with $4.25 million from Tyson and $4.25 million from the Company. The Company’s capital contribution was made from the $7.9 million net proceeds of the common stock offering on July 11, 2007. Dynamic had no assets or liabilities, nor operations, to report at June 30, 2007.
Pursuant to the Compromise Agreement Mr. Ziad Ghandour has resigned as a director of the Company, effective August 14, 2007. Mr. Ghandour will also terminate his employment with the Company on August 14, 2007. In addition, pursuant to the Compromise Agreement, TI Capital Management terminated all consulting arrangements with the Company, effective August 14, 2007.

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
We have developed our Biofining™ synthetic fuel technology to produce ultra clean synthetic fuels from a variety of bio-feedstocks. Our Biofining™ Technology is a renewable fuels application of our Synfining® product upgrading technology that produces ultra clean synthetic fuels from FT products made in our GTL Process. Biofining™ Processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels.
Biofining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Biofining™ facility will be designed to process a wide range of feedstocks including vegetable oils, fats and greases into a broad slate of synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel and jet fuel. To date, we have qualified in excess of 80 different grades of fats and oils for conversion to synthetic fuels via the Biofining™ Process. We believe synthetic fuel produced from Syntroleum’s Biofining™ Technology has superior environmental and performance characteristics similar to those demonstrated by synthetic fuels produced from Syntroleum’s GTL Process.
We believe the fuels produced from our Biofining™ Technology offer several advantages (much like FT fuels) over other renewable and petroleum-based diesel fuels, including higher cetane levels, lower nitrogen oxide (NOx) levels, near zero sulfur and superior thermal stability. The unblended fuel can be used in existing diesel engines with no engine modifications required. The product can also be upgraded into ultra-clean, high quality synthetic jet fuel, allowing for advanced military aviation applications. Further, the synthetic fuel produced by Biofining™ facilities may be blended with petroleum based diesel to help those fuels achieve superior environmental and performance characteristics. We believe the fuel will also be completely compatible with existing pipelines, storage facilities and other conventional fuel infrastructures.
We also seek to form joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum® Process” the “Synfining® Process,” and our Biofining™ Technology to others. We believe that our use of air in the Syntroleum® Process provides our GTL Technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to deploy marine based facilities (“GTL Mobile Facility”) and avoid the operating risks associated with using pure oxygen.
We are currently investing a significant amount of our resources into potential international or domestic opportunities that we believe offer the greatest potential to meet our objective of generating cash flow and utilizing the advantages of our technology. We have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, Australia, China, and the United States.
We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum® Process, our proprietary process of converting natural gas or gasified coal or other feedstocks into synthetic liquid hydrocarbons, the Synfining® Process, our proprietary process for refining FT products into synthetic liquid hydrocarbons, and our Biofining™ Technology, our proprietary process for refining fats and vegetable oils into synthetic liquid hydrocarbons, and do not anticipate recognizing any significant revenues from licensing our technology or from production from any plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, commercial operation of plants or non-FT projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as, various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to generate operating revenues and obtain additional financing.
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Biofining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility is expected to be located in the South Central U.S. and produce approximately 78 million gallons per year of renewable synthetic fuels from 569 million pounds per year of feedstock (74 million gallons per year of feedstock) beginning in 2010. Total project cost is currently estimated to be approximately $150 million, of which $135 million is for the plant itself, the balance of which is estimated project development costs and working capital of which, $8.5 million has been committed by Tyson and Syntroleum. Factors that may lower the estimated capital costs include, site selection, infrastructure leasing, such as hydrogen availability and tankage as well as levels of state funding assistance where available. After we have determined the estimated capital cost, if any, we plan to contribute our 50% pro-rata share of the project equity from available financing. We expect to seek available financing through debt financing, alternative financing and/or financing through the capital markets.
Tyson is responsible for supplying feedstock to the plant, which can range from high quality canola or soy vegetable oils to fats and greases, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price for the feedstocks. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 81% diesel, 14% naphtha and 10% liquefied petroleum gases (based on annual gallons of feedstock), although actual production will depend upon market conditions and other factors. We expect that Dynamic will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $.50 per gallon for naptha and liquefied petroleum gases produced.
Based upon current pricing of the feedstock slate expected to be delivered by Tyson and the natural gas used in the Biofining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Biofining™ plant, if it were operating today, would be feedstock costs of approximately $1.91 per gallon and operating costs (excluding depreciation) of $0.38 per gallon of feedstock. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from Syntrolem. Our capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. This initial capital contribution will be used to evaluate potential sites and to begin the process design package by our engineering staff.
As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Biofining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic . The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.

Operating Revenues
On January 16, 2007, we entered into a Consolidation and License Agreement which granted Marathon the non-exclusive right to use our FT Process to produce synthetic crude. Revenue under this agreement will be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under two secured, convertible promissory notes totaling $21.3 million plus accrued interest (collectively, the “Note”) in the amount of $27.6 million. The value attributable to the new agreement was recognized as revenue in the six months ended June 30, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement since we have no future indemnification obligations to Marathon. We recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
Other revenues during the periods discussed below were primarily generated from reimbursement for research and development activities associated with the Syntroleum® Process, our Biofining™ Technology and product sales. In the future, we expect to receive revenue from sales of products or fees for the use of plants in which we will own an equity interest, demonstration plant product sales, licensing, catalyst sales, and research and development activities carried out with industry participants.
Until the commencement of commercial operation of plants in which we own an interest, we expect that cash flow relating to the Syntroleum® Process and our Biofining™ Technology will consist primarily of revenues associated with joint development activities. We will not receive any cash flow from plants in which we own an equity interest until the first of these plants is constructed and will not receive additional license fees until we enter into additional license agreements or existing licensees develop commercial plants. Our future operating revenues will depend on the successful commercial construction and operation of plants based on the Syntroleum® Process, the Synfining® Process, or our Biofining™ Technology, the success of competing FT or renewable fuels technologies, the success of our non-GTL projects, and other competing uses for natural gas, coal, fats or vegetable oils. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, fats, vegetable oil, fuel and specialty product prices and trends in environmental regulations. If the prices of these products change, there could be a corresponding change in operating revenues.
Plant Revenues. We intend to develop plants and to retain equity interests in these plants. These plants will enable us to gain experience with the commercial operation of the Syntroleum® Process or Biofining™ Technology and, if successful, are expected to provide ongoing revenues. We anticipate forming joint ventures with energy industry and financial participants in order to finance and operate these plants. We anticipate that our plants will include co-venturers who have low-cost gas or coal reserves or available fats or vegetable oils and/or have distribution networks in place for the synthetic products to be made in each plant as well as engineering, procurement and construction contractors and Floating, Production, Storage and Offloading vessel (“FPSO”) operators.
License Revenues. We expect to generate revenue earned from licensing the Syntroleum® Process through four types of contracts: master license agreements, volume license agreements, regional license agreements and site license agreements. Master, volume and regional license agreements provide the licensee with the right to enter into site license agreements for individual plants. A master license agreement grants broad geographic and volume rights, while volume license agreements limit the total production capacity of all plants constructed under the agreement to specified amounts, and regional license agreements limit the geographical rights of the licensee. Master, volume and regional license agreements signed in the past have required an up-front cash deposit that may offset or partially offset license fees for future plants payable under site licenses. In the past, we have acquired technologies or commitments of funds for joint development activities, services or other consideration in lieu of the initial cash deposit in cases where we believed the technologies or commitments had a greater value.
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
Pursuant to our agreements with Tyson creating Dynamic, we are responsible for supply of technology to the plants developed by Dynamic pursuant to a 10 year Master License Agreement (MLA) between us and Dynamic (Licensee) which grants Dynamic the right to license the technology from us on a site by site basis under a Site License Agreement (SLA). This is a royalty bearing license per gallon of product produced (Running Royalty) and is equivalent to the service fee charged by Tyson for the supply of feedstock. We are required to prepare a Process Design Package (“PDP”) for the plant based on the site, feedstock slate and product slate, and are reimbursed for our expenses. The PDP will serve to define the performance of the plant and the basis for a related Process Guarantee, which is defined as 90% of design rate. If the plant does not satisfy the Process Guarantee, we will be obligated to pay specified damages to Dynamic. The Technology License Agreement remains committed for Plant 1, irrespective of whether Tyson or Syntroleum remains participants in Dynamic.
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
Joint Development Revenues. We continually conduct research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of plants based on the Syntroleum® Process and Biofining™ Technology. We receive joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we may receive revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from Marathon, the DOE and the DOD. These projects require us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that are jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum® Process or Biofining™ Technology. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting Bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon affect the comparability of the periods presented.
Product Sales Revenues. We expect to provide synthetic ultra-clean diesel fuel, such as our S-2 diesel fuel and R-2 diesel fuel (diesel made from renewable feedstocks), and S-8 iso-parafinnic kerosene (jet fuel subject to certification), and our R-8 iso-paraffinnic kerosene (jet fuel made from renewable feedstocks) and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. Our ultra-clean S-2 and R-2 diesel fuels and S-8 and R-8 iso-paraffinic kerosenes (jet fuel subject to certification) are paraffinic, high-cetane distillate fuels that are essentially free of sulfur, olefins, metals, aromatics and alcohols. Revenues are recognized upon delivery of the requested fuels.
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

Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, engineering and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses are associated with our development of the Syntroleum® Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of the Syntroleum® Process including our GTL Mobile Facility project. These costs, which relate primarily to outside contract services for initial engineering, design, and development, are included in pilot plant, engineering and research and development expense in our consolidated statements of operations.
We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitments to the DOE and have delivered all of the required fuels to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington, D.C. Area Metropolitan Transit Authority. We retain sufficient quantities of Syntroleum S-2 diesel product on hand to meet our existing contract obligations to provide fuel for testing in metropolitan bus fleets under one or more subcontracts with the Department of Transportation. In September 2006, the Company completed the production and delivery of our contract committed volume of 100,000 gallons of S-8 jet fuels to the United States Department of Defense. In addition, we also successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. In line with the program completion of our demonstration plans, we suspended operations at both facilities.
We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities, including staffing levels. In the third quarter of 2006 with the completion of our research and development efforts related to running the Catoosa Demonstration Facility and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce by 46 employees and focusing on cost minimization. These cost saving measures implemented in the third quarter of 2006 have resulted in a significant favorable impact on operating expenses. We do not expect to rehire any of the employees included in the reductions who were previously involved with CDF and Pilot Plant operations if we accelerate the development of a commercial project. A significant portion of the severance payments related to our staff reduction were paid by the end of 2006 with the remainder being settled through the first quarter of 2007. We continue to closely monitor operating expenditures with regards to general and administrative expense throughout 2007. Our operating expenses could increase, however, if we accelerate our development of commercial projects.
If we are successful in developing a plant in which we own an interest, we expect to incur significant capital expenses in connection with our share of the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur our share of cost of sales relating primarily to the cost of natural gas, coal, or other feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of plants, we expect to recognize significant depreciation and amortization expense in the future.
Discontinued Operations
International Oil and Gas
On January 19, 2007, we sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria, to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). As partial consideration for the sale AEERL paid us a $2 million nonrefundable deposit on December 12, 2006. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

AEERL agreed to pay us the balance due of $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL received from each of the Ajapa and Aje interests, and $3 million if third party farmees entered into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2 million of this balance on March 30, 2007. We extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, we agreed to several extensions of the timeline for AEERL to pay the remaining $7,172,000 plus accrued interest due us, which became due on August 3, 2007. We have received written and verbal communication from AEERL that they have executed a subscription agreement with a Norwegian investor and that the funding of the investment is only subject to certain preemptive rights from existing shareholders. AEERL further has informed us that they have received a waiver of those rights from a majority of existing shareholders but are waiting on a decision from a few shareholders. We are in discussion with AEERL to extend further the deadline for payment to allow the funding process to be completed. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the gross revenue and third party farmee milestones payments related to Aje-4 will not be received.
Based on the $5 million proceeds received to date, we recognized a gain on the sale of these entities in first and second quarters 2007 of $2.3 million which is reflected in Gain on Sale of Discontinued Operations in the Consolidated Statement of Operations for the period ended June 30, 2007. The remaining amount due of $7,172,000 plus accrued interest will be recorded as a gain when amounts are received.
On April 30, 2007, we paid $833,386 to each of the two remaining participants in the Stranded Gas Venture. This formally terminates the venture.
Domestic Oil and Gas
Our gas processing plant and related equipment was classified as held for sale, and had been impaired, as of June 30, 2007. The carrying value of this plant and equipment at December 31, 2006 was $610,000. We determined the fair value of these assets was impaired due to the length of time to market these assets. Management is still actively seeking interested parties for the sale of this plant and related equipment and, upon sale of the assets, management will recognize any gain.
Significant Developments During 2007
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic, a Delaware limited liability company, (“Dynamic”) to construct facilities in the United States using our Biofining™ Technology as disclosed above in the Overview section.
In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We received approximately $2.8 million under the appropriation. Phase III of this program includes expanded engineering and design work for single battlefield fuel production systems for a marine environment and further single battlefield fuel characterization and demonstration work for all branches of the military. Finalization of the contracts for this phase occurred in the second quarter of 2005. We recognized joint development revenue from this project of $276,000 and $424,000 for the six months ended June 30, 2007 and 2006 respectively. We expect to complete the contract in 2007.
In June 2006, we signed a contract to deliver an initial 100,000 gallons of aviation grade FT research fluid (Syntroleum® S-8 a product of Synfining®) to the DOD for evaluation and flight testing. This marked the commencement of the DOD’s larger program aimed at long-term in-flight evaluation of FT aviation fuel, and their examination of the prospects for the domestic manufacture and supply of synthetic aviation fuels from FT plants. We completed production and shipment of approximately 104,000 gallons of our FT aviation fuel commitment in early September 2006. On September 19, 2006, our ultra-clean iso-paraffinic kerosene (“jet fuel”) was successfully tested in a United States Air Force B-52 Stratofortress bomber aircraft. The plane lifted off from Edwards Air Force Base with a 50/50 blend of our FT jet fuel and traditional JP-8 jet fuel which was burned in two of the eight engines on the plane. This marked the first time that FT jet fuel had been tested in a U.S. military flight demo, and was the first of several planned test flights. A second successful flight test was performed on December 15, 2006 at Edwards Air Force Base in California. This test used a 50/50 blend of our jet fuel and conventional JP-8 in all eight engines. This marks the first time that a B-52 has flown using a synfuel blend as the only fuel on board. We recognized approximately $2,300,000 in revenue from the sale of jet fuel and labor associated with this contract in the last six months of 2006.

Following delivery of our S-8 jet fuel to the DOD for the flight test in September 2006, we had completed the production requirements of our contract committed volumes of fuels to the United States Departments of Defense, Energy and Transportation. Fuel deliveries to the DOT from prior production are ongoing, so we retain sufficient quantities of Syntroleum S-2 diesel product on hand to meet our existing contract obligations to provide fuel for testing in metropolitan bus fleets under one or more subcontracts to the Department of Transportation. Also, we successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. Thereafter, we suspended our research and fuels production activities at both facilities; however we maintain them in a standby mode for future commissioning, research on our technology and use to produce additional quantities of ultra clean fuels.
Following on the success of our delivery of the Syntroleum S-8, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Biofining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. We expect that the Syntroleum® R-8 produced by our Biofining™ Process will exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. If successful, we anticipate further requests for evaluation of Syntroleum® R-8 produced by our Biofining™ Process as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel.
DOT Fuel Evaluation Program. In November 2005, the DOT awarded an agreement with Integrated Concepts and Research Corporation (“ICRC”) to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets were provided with awards to purchase, demonstrate and test our S-2 FT diesel fuel. We retain sufficient quantities of Syntroleum S-2 diesel product on hand to meet our existing contract obligations to provide fuel for testing in metropolitan bus fleets under one or more subcontracts to the Department of Transportation. In addition, the Alaskan transit bus fleet was also given an award to purchase, demonstrate and test our S-1 arctic-grade FT diesel fuel, which delivery of the fuel has been completed. As of June 30, 2007 we had recognized approximately $400,000 in revenues associated with this contract.
Coal Derived Synthesis Gas. In November 2005, we announced that we had entered into an agreement with another company to conduct laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility. Syntroleum intends that this testing program with Eastman Chemical Company will demonstrate the effectiveness of the Syntroleum FT catalysts with proven coal-derived synthesis gas clean-up and treatment processes for use in a CTL application. The testing program, funded 100% by Syntroleum began in December 2005 and will continue through 2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using Syntroleum technology. Initial production of FT waxes and light products was achieved in mid-December 2006 and the overall testing program is currently meeting Syntroleum expectations.
Our primary research and development projects during the six months ended June 30, 2007 related to our FT and related technologies, including Biofining™, for use in FT and other fuels plants, including catalyst performance evaluation and enhanced reactor designs. Expenses for pilot plant, engineering and research and development incurred during the six months ended June 30, 2007 and 2006 totaled $4,780,000 and $6,648,000, respectively. These expenses related to salaries and wages, outside contract services, lab equipment and improvements and laboratory operating expenses, which primarily supported work on technology we plan to use in fuels plants, including plants employing the Biofining™ Process as well as those based upon the Syntroleum® Process and Synfining® Process as well. We operated our Catoosa Demonstration Facility for the first three quarters of 2006 for further research and development, fuel production, and additional testing. Upon successful completion of our delivery commitments to the DOD in September 2006 and our longest run of catalyst testing activity at the Tulsa Pilot Plant, we suspended operations at both facilities. Expenses incurred for the operations and modifications to our Catoosa Demonstration Facility during the six months ended June 30, 2007 totaled $162,000 and primarily related to rent and utilities. Expenses during the six months ended June 30, 2006 totaled $5,654,000.

Results of Operations
Consolidated Unaudited Results for the Quarters Ended,

	June 30,	June 30,
Revenues	2007	2006
	(in thousands)
Technical Services and Joint Development Revenue	465	256
Other Revenue	245	56

Total Revenues	$710	$312

Technical Services and Joint Development Revenue. Revenues from separately contracted engineering and technical services were increased due to new agreements for engineering and technical services, which are typically entered into in connection with a related agreement to use the Syntroleum® or Synfining® Processes or our renewable fuels Biofining™ Technology. Continued progress on the DOD Phase III also contributed to revenues in 2007 and 2006.
Other Revenue. Other revenues were $245,000 for the three months ended June 30, 2007 compared with $56,000 for the same period in 2006

	June 30,	June 30,
Operating Costs and Expenses	2007	2006
	(in thousands)
Catoosa Demonstration Facility	$59	$2,734
Pilot plant, engineering and research and development	2,967	3,569
Depreciation, depletion and amortization	181	209
Non-cash equity compensation	2,692	1,701
General and administrative and other	4,311	4,984

Total Operating Costs and Expenses	$10,210	$13,197

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $59,000 during the three months ended June 30, 2007 compared to $2,734,000 during the same period in 2006. The decrease resulted from the suspension of operations at the facility in September 2006. Second quarter 2007 expenses represent miscellaneous fixed costs, such as utilities, associated with the facility.
Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $2,967,000 for the three months ended June 30, 2007 compared to $3,569,000 during the same period in 2006. The decrease in expenditures resulted from the suspension of operations at the pilot plant in September 2006. Second quarter 2007 expenses are primarily related to personnel costs of technical employees and technology documentation.
Non-cash Equity Compensation. Non-cash equity compensation for the three months ended June 30, 2007 was $2,692,000 compared to $ 1,701,000 for the same period in 2006. The increase resulted from:
•	performance related vesting of restricted stock awards for executives based on achieving certain milestones associated with the Syntroleum Biofining™ Technology project;

•	and, increased awards were given out for performance and retention to key employees and executives in 2007.
General and Administrative and Other. General and administrative expenses for the three months ended June 30, 2007 were $ 4,311,000 compared to $4,984,000 during the same period in 2006. The decrease resulted primarily from:
•	decreases in travel and employee benefits;

•	and, increased expenditures for retirement and severance packages and professional consulting fees offset the decreased expenditures associated with a lower level of staffing.

	June 30,	June 30,
Other Income and Expenses and Net Income (Loss)	2007	2006
	(in thousands)
Investment and Interest Income	$376	$656
Interest Expense	(165)	(425)
Other Income (Expense)	(3)	(1,200)
Foreign Currency Exchange	(612)	(289)
Income (Loss) from Discontinued Operations	263	(1,559)

	(141)	(2,817)

Net Income (Loss)	$(9,641)	$(15,702)

Investment and Interest Income. Investment and interest income was $376,000 in the three months ended June 30, 2007 compared to $656,000 during the same period in 2006 due to decreased interest income earned on a lower cash balance.
Interest Expense. Interest expense was $165,000 during the three months ended June 30, 2007 compared to interest expense of $493,000 during the same period in 2006. The decrease is due to a lower outstanding debt obligation owed to Marathon of $4.5 million as of June 30, 2007 compared to $ 26.8 million as of June 30, 2006.
Other Income (Expense) and Foreign Currency Exchange. Other income (expense) and foreign exchange loss was expense of $615,000 for the three months ended June 30, 2007, compared to a loss of $1,489,000 during the same period in 2006. The decrease in the loss resulted from:
•	other expense of $3,000 in 2007 versus $1,200,000 of expense associated with proposed financing of our CTL Technology and business development opportunities in 2006 offset partially by;

•
an increase in foreign currency losses for the second quarter 2007 versus 2006 due to the change in the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for the three months ended June 30, 2007 was $263,000 compared to a loss of $1,559,000 for the same period in 2006. The change is due to:
•	income from Discontinued Operations for the three months ended June 30, 2007, which represents the gain related to sale of Nigerian oil and gas assets of $1,000,000;
•	additional write-down of $604,000 due to impairment of certain assets in the three months ended June 30, 2007; versus
•	losses from impairment of certain International Oil and Gas Assets in 2006.
Consolidated Unaudited Results for the Six Months Ended,

	June 30,	June 30,
Revenues	2007	2006
	(in thousands)
Licensing Revenue from Marathon	$13,665	$—
Technical Services and Joint Development Revenue	577	630
Other Revenue	285	110

Total Revenues	$14,527	$740

Licensing Revenue from Marathon. Licensing revenue was $13,665,000 for the six months ended June 30, 2007 related to the new Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000.
Technical Services and Joint Development Revenue. Revenues from separately contracted engineering and technical services and joint development projects were $577,000 for the six months ended June 30, 2007 compared to $630,000 for the same period in 2006. These separate agreements for engineering and technical services are typically entered into in connection with a related agreement to use the Syntroleum® or Synfining® Processes or our renewable fuels Biofining™ Technology. Also, there were lower DOD Phase III revenues for the six months ended June 30, 2007 when compared to the same period in 2006 and completion of the DOD Phase II contract occurred in 2006 resulted in lower revenues in 2007.

Other Revenue. Other revenues were $285,000 for the six months ended June 30, 2007 compared to $110,000 for the same period in 2006.

	June 30,	June 30,
Operating Costs and Expenses	2007	2006
	(in thousands)
Catoosa Demonstration Facility	$162	$5,654
Pilot plant, engineering and research and development	4,780	6,648
Depreciation, depletion, amortization and impairment	382	403
Non-cash equity compensation	5,197	3,454
General and administrative and other	10,606	9,809

Total Operating Costs and Expenses	$21,127	$25,968

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility were $162,000 during the six months ended June 30, 2007 compared to $5,654,000 during the same period in 2006. The decrease resulted from:
•	decreased expenditures for enhancements and continuing operations and production of fuels;
•	and, decreased contract labor caused from the operations of our Catoosa Demonstration Plant and Tulsa Pilot Plant concurrently.
Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $4,780,000 for the six months ended June 30, 2007 compared to $6,648,000 during the same period in 2006. The decrease in expenditures primarily resulted from:
•	completion of the construction of a laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility in 2006;

•	reduction of the effort in studies and documentation for process design of a GTL plant during the first six months of 2007 versus the same period in 2006;
•
and, completion of the Tulsa Pilot Plant run time, therefore incurring significantly lower costs than the same period in 2006 which consisted of modifications, commissioning and continuing operations costs associated with the Tulsa Pilot Plant.

Non-cash Equity Compensation. Non-cash equity compensation for the three months ended June 30, 2007 was $5,197,000 compared to $ 3,454,000 for the same period in 2006. The increase resulted from:
•	performance related vesting of restricted stock awards for executives based on achieving certain milestones associated with the Syntroleum Biofining™ Technology project;

•	and, increased awards were given out for performance and retention to key employees and executives in 2007.
General and administrative and other. General and administrative expenses for the six months ended June 30, 2007 were $10,606,000 compared to $9,809,000 during the same period in 2006. The increase primarily resulted from:
•
expenditures associated with retirement and severance packages, which consisted of professional consultant fees paid in the first six months and includes an accrual for future payments of retirement to certain officers;

•	and, a reduction in General and administrative staffing expenses, such as travel, supplies and employee benefits.

	June 30,	June 30,
Other Income and Expenses and Net Income (Loss)	2007	2006
	(in thousands)
Investment and Interest Income	$790	$1,443
Interest Expense	(272)	(845)
Other Income (Expense), net	(103)	(1,207)

	June 30,	June 30,
Other Income and Expenses and Net Income (Loss)	2007	2006
	(in thousands)
Gain on Extinguishment of Debt	10,672	—
Foreign Currency Exchange	(894)	(1)
Income from discontinued oil and gas business	1,574	(2,768)

	11,767	(3,378)

Net Income (Loss)	$5,167	$(28,606)

Investment and Interest Income. Investment and interest income was $790,000 in the six months ended June 30, 2007 compared to $1,443,000 during the same period in 2006. The decrease primarily resulted from decreased interest income earned on a lower cash balance for the six months ended June 30, 2007 compared to cash balances for the same period in 2006.
Interest Expense. Interest expense was $272,000 during the six months ended June 30, 2007 compared to interest expense of $845,000 during the same period in 2006. The decrease primarily resulted from extinguishment of the Marathon convertible debt in early 2007.
Other Income (Expense) and Foreign Currency Exchange. Other income (expense), including foreign exchange loss, was a loss of $997,000 for the six months ended June 30, 2007, compared to a loss of $1,208,000 during the same period in 2006. The decreased loss primarily resulted from:
•	a $1,200,000 expense recognized in six months ended June 30, 2006 associated with proposed financing of our CTL Technology and business development opportunities; offset partially by;
•
higher foreign currency losses during the same period in 2007 due to the change in the exchange rate between the United States dollar and the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

Income from Operations of Discontinued Oil and Gas Business. Gain from the discontinuation of the oil and gas business for the six months ended June 30, 2007 was $1,574,000 versus a loss of $2,768,000 for the same period in 2006. These assets had been impaired or sold by the end of the second quarter 2007. The gain reflects proceeds received in excess of carrying value of these assets and has been recognized as cash is received in connection with the sale of such properties in 2007. Losses in 2006 consisted of impairments of certain international oil and gas assets.
Net Income (Loss). The total net income for the six months ended June 30, 2007 was $5,167,000 compared to a loss of $28,606,000 for the same period in 2006. The increased comparative earnings primarily resulted from:
•	recognition of licensing revenue in connection with the restructuring of the Marathon convertible debt of $13,665,000;
•	gain on extinguishment of the Marathon debt of $10,672,000;
•	decreased costs associated with the closure of the Catoosa Demonstration Facility of $5,492,000;
•	reduced operating costs in connection with engineering and R&D of $1,868,000;
•	and, gains from sale of Discontinued Operations assets of $2,311,000.
Liquidity and Capital Resources
General
As of June 30, 2007, we had $27,074,000 in cash and cash equivalents. Our current liabilities from continuing operations totaled $4,976,000 as of June 30, 2007.
At June 30, 2007, we had $237,000 in accounts receivable outstanding relating to our GTL fuel sales and joint development activities. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.
Cash flows used in operations were $12,370,000 during the six months ended June 30, 2007, compared to cash flows used in operations of $21,319,000 during the six months ended June 30, 2006. The change primarily resulted from reductions in costs associated with the CDF and Pilot Plant and other technical costs as a result of placing these facilities in standby mode in September 2006.

Cash flows provided by investing activities were $3,166,000 during the six months ended June 30, 2007 compared to cash flows used in investing activities of $1,771,000 during the six months ended June 30, 2006. The change was primarily related to the receipt of payments of $3,000,000 from AEERL and oil and gas capital expenditures of $2,300,000, offset by the receipt in 2006 of proceeds of $1,802,000 for a note receivable.
Cash flows provided by financing activities were $2,809,000 during the six months ended June 30, 2007, compared to cash flows used in financing activities of $150,000 during the six months ended June 30, 2006. The change in cash flows was primarily due to net proceeds received from a draw-down of $4,909,000 under our Common Stock Purchase Agreement offset by payments to joint venturers in connection with termination of the Stranded Gas Venture.
We have expended and will continue to expend a substantial amount of funds to continue the research and development of the Syntroleum® Process and Biofining™, to market the Syntroleum® Process, the Synfining® Process and Biofining™, to design and construct plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others, and through debt and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.
We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $97 million as of June 30, ($89 million after giving effect to its most recent draw-down on July 11, 2007). We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
On January 19, 2007, we sold all of the stock of the subsidiaries that held our interests in the Ajapa and Aje fields to AEERL and received $2,000,000 as a non-refundable prepayment in December 2006. AEERL agreed to pay us the balance of $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital. AEERL paid $2 million of the initial milestone amount of $10,172,000 on March 30, 2007. We extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, we agreed to several extensions of the timeline for AEERL to pay the remaining $7,172,000 plus accrued interest due to us, which is now due on August 3, 2007. We have received written and verbal communication from AEERL that they have executed a subscription agreement with a Norwegian investor and that the funding of the investment is only subject to certain preemptive rights from existing shareholders. AEERL further has informed us that they have received a waiver of those rights from a majority of existing shareholders but are waiting on a decision from a few shareholders. We are in discussion with AEERL to extend further the deadline for payment to allow the funding process to be completed.
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
Assuming the commercial success of the plants based on the Syntroleum® Process, we expect that license fees, catalyst sales and sales of products from plants in which we own an interest will be a source of revenues. In addition, we could receive revenues from other commercial projects we are pursuing. However, we may not receive any of these revenues, and these revenues may not be sufficient for capital expenditures or operations and may not be received within the expected time frame. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

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
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2007:

Contractual Obligations	Payments Due by Period
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Non-current Debt Obligations	$9,065	$622	$8,443	$—	$—
Capital (Finance) Lease Obligations	56	24	32	—	—
Operating Lease Obligations	1,636	594	854	109	79
Dynamic Capital Contribution	4,250	4,250	—	—	—

Total	$15,007	$5,490	$9,329	$109	$79

On January 16, 2007, we entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use our FT Process to produce synthetic crude. As part of this agreement, Marathon eliminated all of its rights under the promissory note convertible debt in the amount of $27.6 million. In exchange, we agreed to pay Marathon $3 million in both December 2008 and 2009 as well as providing an enhanced licensing agreement to them. The non-current debt obligations in the table above represent the future value of these payments. Accretion in the value of this liability is recognized as interest expense.
Our operating leases include leases for corporate equipment such as copiers, printers and vehicles. We have leases on our laboratory and our Houston office. Our Houston office lease will expire in the third quarter of 2007.
Pursuant to the terms of the LLC Agreement with Tyson, we are obligated to make an initial capital contribution to Dynamic of $4,250,000. The capitalization payment was made on July 13, 2007 with a portion of the proceeds from the $8 million draw down which funded on July 11, 2007.
We have entered into employment agreements, which provide future severance benefits to several key employees. Commitments under these agreements totaled approximately $6,500,000 at June 30, 2007. Expense is not recognized unless an employee is severed. Additionally, we paid $745,000 on June 29, 2007 and have a commitment to pay $1,325,000 on July 1, 2008 for retention bonus agreements with certain employees. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making cash payments.
During 2007, we entered into retirement and severance agreements with several officers. Pursuant to the terms of the agreements, we made one time payments to certain retiring officers on their effective retirement date totaling $400,000 and will make monthly cash payments for a total of approximately $1,740,000 through December 31, 2009. We also entered into consulting agreements for a total of $560,000. All consulting expenditures were completed in July of 2007.
We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in the United States and various other countries.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 11 in the Notes to Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We had approximately $27,074,000 in cash and cash equivalents in the form of money market instruments at June 30, 2007. This compares to approximately $33,469,000 in cash and cash equivalents at December 31, 2006. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.
We expect to continue to conduct a portion of our business in currencies other than the United States dollar. We may attempt to minimize our currency exchange risk by seeking international contracts payable in local currency or we may choose to convert our currency position into United States dollars. In the future, we may also have significant investments in countries other than the United States. The functional currency of these foreign operations may be the local currency; accordingly, financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Currently, all of our subsidiaries use the United States dollar for their functional currency. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. The portion of deferred revenue denominated in Australian currency was U.S. $12,732,000 at June 30, 2007. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.85 and $0.73 at June 30, 2007 and June 30, 2006, respectively.
We do not have any futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We and our subsidiaries are involved in lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any; resulting from any such lawsuit or other pending litigation will have a material adverse effect on our business or consolidated financial position.
We cannot predict with certainty the outcome or effect of any litigation matter described above or of any such other pending litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Item 1A. Risk Factors
You should carefully consider the risks described below, which have been updated from the Company’s previous disclosure of Risk Factors in its Form 10-K for the period ended December 31, 2006, principally for risks relating to our Biofining™ Technology. The risks and uncertainties described below encompass many of the risks that could affect our company. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in us.
Risks Relating to Our Technology
We might not successfully commercialize our technology, and commercial-scale plants based on the Syntroleum Process or our Biofining™ Technology may never be successfully constructed or operated.
We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. No commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology has been constructed to date. A commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology may never be successfully built either by us or by our licensees. Success depends on our ability and/or the ability of our licensees to economically design, construct and operate commercial-scale plants based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology. Successful commercial construction and operation of a plant based on the Syntroleum Process or our Biofining™ Technology depends on a variety of factors, many of which are outside our control.
Commercial-scale plants based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.
A variety of results necessary for successful operation of the Syntroleum® and Synfining® Processes or our Biofining™ Technology could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant or demonstration plant basis. Results that could cause commercial-scale plants based on the Syntroleum® and Synfining® Processes to be unsuccessful include:
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
•
excessive production of gaseous light hydrocarbons from the FT reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;

•
lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert FT products into finished, marketable fuels;

•
inability of the gas turbines or heaters integrated into the Syntroleum Process to burn the low-heating-value tail gas produced by the Process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs;

•
inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum Process to produce quantities of quality synthesis gas adequate for economic operation of a CTL or BTL plant; and

•	higher than anticipated capital and operating costs to design, construct and operate a commercial scale plant.
Results that could cause commercial-scale plants based on our Biofining™ Technology to be unsuccessful include:
•	higher than anticipated catalyst or hydrogen consumption;
•	inadequate removal of feedstock impurities in pre-treatment;
•	lower process yields than that demonstrated in laboratory operations; and
•	higher than anticipated capital and operating costs to design, construct and operate a commercial scale plant.
In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum® and Synfining® Processes or our Biofining™ Technology.
Many of our competitors have significantly more resources than we do, and technologies developed by competitors could become more commercially successful than ours or render our technologies obsolete.
Development of FT and renewable fuels technologies is highly competitive, and other technologies could become more commercially successful than ours. The Syntroleum® and Synfining® Processes is based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies that have developed or are developing competing GTL, CTL, BTL or renewable fuels technologies, including BP, ConocoPhillips, ExxonMobil, Sasol (including its participation in a joint venture with Chevron) and Shell. Each of these companies has significantly more financial and other resources than we do to spend for research and development of their technologies and for funding construction and operation of commercial-scale plants. In addition to using their own GTL, CTL, BTL or renewable fuels technologies in competition with us, these competitors could also offer to license their technology to others. Additionally, several smaller companies have developed and are continuing to develop competing GTL, CTL, BTL or renewable fuels technologies. The DOE has also sponsored a number of research programs relating to GTL, CTL, BTL and renewable fuels technologies that could potentially lower the cost of competitive processes.
As our competitors continue to develop GTL, CTL, BTL and renewable fuels technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.
Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of the Syntroleum® and Synfining® Processes or our Biofining™ Technology could give rise to claims that our technology infringes upon the rights of others.
Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Additional patents may not be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our GTL, CTL, BTL or Biofining™ technologies. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

Commercialization of the Syntroleum® and Synfining® Processes or our Biofining™ Technology may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. We may not become aware of patents or rights that may have applicability in the GTL, BTL, CTL or renewable fuels industry until after we have made a substantial investment in the development and commercialization of those technologies. Third parties may claim that we have infringed upon past, present or future GTL, BTL, and CTL or renewable fuels technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our co-venturers, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing proprietary GTL, CTL, BTL or renewable fuels technologies competitive with the Syntroleum® and Synfining® Processes and Biofining™ Technology, have significantly more resources to spend on litigation.
We could have potential indemnification liabilities to licensees relating to the operation of plants based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology or intellectual property disputes.
Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if plants based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology were to fail to operate as designed. Generally our license agreements require us to indemnify the licensee, subject to a cap of 50 percent of the license fees we receive, against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Syntroleum® and Synfining® Processes or our Biofining™ Technology;
•	acts or omissions by us in connection with our preparation of Process design packages for plants; and
•	performance guarantees that we may provide.
Industry rejection of our technology would make the construction of plants based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology more difficult or impossible and would adversely affect our ability to receive future license fees, product revenue or other economic value.
Demand and industry acceptance for our GTL, CTL, BTL or Biofining™ Technology are subject to uncertainty. Failure by the industry to accept our technology would make construction of our plants more difficult or impossible, adversely affecting our ability to receive future license fees, product revenue, or other economic value. If any commercial plant based on the Syntroleum® and Synfining® Processes or our Biofining™ Technology were to fail to achieve success, other industry participants’ perception of the Syntroleum® and Synfining® Processes or our Biofining™ Technology could be adversely affected.
If ongoing work to enhance project economics and improvements to the Syntroleum® and Synfining® Processes or Biofining™ Technology is not commercially viable, the design and construction of lower-cost plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology could be delayed or prevented.
If improvements to the Syntroleum® and Synfining® Processes or Biofining™ Technology currently under development do not become commercially viable on a timely basis, the total potential market for plants that could be built by us and our co-venturers and by our licensees could be significantly limited. Improvements to the Syntroleum® and Synfining® Processes or Biofining™ Technology are in various stages of development. These improvements may require substantial additional investment, development and testing prior to their commercialization. We might not be successful in developing these improvements and, if developed, they may not be capable of being utilized on a commercial basis.

Risks Relating to Products of the Syntroleum® and Synfining® Processes or Biofining™ Technology
The U.S. renewable fuels industry is highly dependent on a mix of federal and state legislation and regulation and any changes in legislation or regulation could harm our business and financial condition.
Federal tax incentives make the cost of renewable diesel production significantly more competitive with the price of diesel. Currently, under the Energy Policy Act of 2005, or EPAct, producers of diesel/renewable diesel blends can claim up to a $1.00 tax credit per gallon. This credit is currently scheduled to terminate on December 31, 2008, and there can be no assurance that it will be renewed on similar terms, if at all. Additionally, producers of naptha and liquid petroleum gases can claim a separate $0.50 per gallon tax credit. There can be no assurance of this credit’s continued existence, and its elimination would be harmful to our business and financial condition. Finally, these credits and other federal and state programs that benefit renewable diesel generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, which might in the future be the subject of challenges. The elimination or significant reduction in the renewable diesel tax credit or other programs could harm our results of operations and financial condition.
The EPAct established minimum nationwide levels of renewable fuels, which includes biodiesel, ethanol and any liquid fuel produced from biomass or biogas, to be blended into the fuel supply. By the year 2012, these standards require that the national volume of renewable fuels to be blended into the fuel supply equal or exceed 7.5 billion gallons. While these renewable fuel standards should stimulate demand for renewable fuels generally, there can be no assurance of specific demand for renewable diesel. Additionally, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the renewable fuel standards could adversely impact the demand for renewable diesel and may have a material adverse effect on our financial condition and results of operations.
Sufficient markets for the synthetic products of the Syntroleum® and Synfining® Processes or Biofining™ Technology or products that utilize these synthetic products, including fuel cells, may never develop or may take longer to develop than we anticipate.
Sufficient markets may never develop for the synthetic products of the Syntroleum® and Synfining® Processes or Biofining™ Technology, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum® and Synfining® Processes or Biofining™ Technology may be affected by many factors, some of which are out of our control, including:
•	cost competitiveness of the synthetic products of the Syntroleum® and Synfining® Processes or Biofining™ Technology;
•	consumer reluctance to try a new product;
•	environmental, safety and regulatory requirements; and
•	emergence of more competitive products.
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
Adverse public opinion regarding source of the feedstocks and environmental risks could negatively affect our ability to market renewable diesel.
Public perception in regards to the use of renewable diesel, whether substantiated or not, may adversely affect the demand for renewable diesel produced using our Biofining™ Technology. The renewable diesel industry is new, and general public acceptance of renewable diesel is uncertain. Public acceptance of renewable diesel as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including public perception that renewable diesel is produced from waste vegetable oil or other lower-quality feedstocks. Also, unfavorable public opinions concerning the use of oil, fat, and other feedstocks, or negative publicity arising from such use, could reduce the global supply of such feedstocks, increase our production costs and reduce the global demand for renewable diesel, any of which could harm our business and adversely affect our financial condition.

Risks Relating to Our Business
We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.
We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our growth has been funded through a combination of equity and convertible debt financings and the sale of certain assets. As of June 30, 2007, we had approximately $27.1 million of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We believe that we currently have sufficient cash and financing capabilities to meet our funding requirements until the end of 2008. However we will need to obtain additional funding for capital investment related to construction of plants utilizing the Syntroleum® and Synfining® Processes or Biofining™ Technology. In addition, we have experienced, and continue to experience, negative operating margins and negative cash flows from operations, as well as an ongoing requirement for substantial additional research and development programs in which we participate and other activities.
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
Our agreement with Tyson concerning Dynamic allows the participants to elect not to invest in a plant or to cease making capital contributions in the construction of a plant under certain circumstances. Should a participant in a project elect not to invest or to cease investing in the construction of the plant the other participants in the project will need to raise additional capital from third parties or to take on additional interest in the project and fund the additional capital internally. There can be no assurances that we would be able to raise the additional capital from third parties on terms acceptable to us or to fund the additional capital requirements internally.
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
Construction of plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology will be subject to risks of delay and cost overruns.
The construction of plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:
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
As of June 30, 2007, we had an accumulated deficit of $332.4 million. We have not yet achieved profitability and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, plants utilizing the Syntroleum® and Synfining® Processes or Biofining™ Technology or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Syntroleum® and Synfining® Processes and Biofining™ technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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
If prices for crude oil, natural gas, coal, vegetable oils and fats and other commodities are unfavorable, plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology may not be economical.
Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® and Synfining® Processes or Biofining™ Technology are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, vegetable oils and refined products include:
•	level of consumer product demand;
•	weather conditions;
•	domestic and foreign government regulation;
•	actions of the Organization of Petroleum Exporting Countries;
•	political conditions in countries producing feedstocks for fuels plants;
•	supply of crude oil, natural gas, coal, biomass fats, greases and vegetable oils;
•	location of GTL plants relative to natural gas reserves and pipelines;
•	location of CTL plants relative to coal reserves and transportation systems;
•	location of BTL plants relative to biomass reserves and transportation systems;
•	capacities of pipelines;
•	fluctuations in seasonal demand;
•	crop yields;
•	farmer planting decisions;
•	output and proximity of crush facilities that convert the crops to oils;
•	alternative uses for fats;
•	number of animals slaughtered and rendered;
•	price and availability of alternative fuels; and
•	overall economic conditions.

We cannot predict the future markets and prices for oil, natural gas, coal or other materials used in the Syntroleum® and Synfining® Processes and Biofining™ Technology or refined products.
We believe that the Syntroleum® and Synfining® Processes can be cost effective for GTL plants with capacities from 17,000 to over 100,000 b/d depending upon the amount of oil, condensate, and LPG that is produced along with the natural gas. We believe that the Syntroleum® and Synfining® Processes can be economic for GTL, BTL and CTL plants given the current world crude oil prices. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $66 per barrel in June 2007, crude oil prices fell for a period of time during 1998 to historically low levels below $10 per barrel and could return to such low levels in the future. Adverse effect of seasonal fluctuations could impact operating results.
Operating results could be influenced by seasonal fluctuations in the price of fats, greases, or vegetable oils and the price of crude oil and diesel. The spot prices of vegetable oils tend to rise during the spring planting season in May and June and tend to decrease during the fall harvest in October and November. In addition, we expect our renewable diesel prices to be substantially correlated with the price of crude oil and diesel. The price of crude oil and diesel tends to rise both in summer, due to the summer driving season, and in winter, due to home heating needs. Given the limited history of the industry, the unknown effects of these seasonal fluctuations may affect financial results over time.
Adverse operating conditions could prevent plants based on the Syntroleum Process or Biofining™ technology from operating economically.
The economic application of Syntroleum® and Synfining® Processes and Biofining™ technologies depends on favorable plant operating conditions. Among operating conditions that impact plant economics are the site location, infrastructure, weather conditions, size of equipment, quality of the feedstock, type of plant products and, in the case of GTL plants, whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires construction of substantial infrastructure, plant economics would be adversely affected. Additionally, plants that are not designed to produce specialty products or other high margin products, and plants that are not used to convert natural gas that is associated with oil reserves, will be more dependent on favorable natural gas and oil prices than plants designed for those uses.
Plants will depend on the availability of the feedstock used at the plant at economic prices, and alternative uses of the feedstock could be preferred in many circumstances.
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
Construction and operation of BTL plants will depend on the availability of biomass or other carbon-based materials, such as tree and wood residues, crop residues, switchgrass or corn stovers, at economic prices. The price of biomass feedstock is influenced by market demand for wood and wood by-products, cost to aggregate and transport biomass to a central facility, weather conditions, forestry decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative impact of these factors on the price of biomass feedstock is difficult to predict. Any events that tend to negatively impact the supply of biomass feedstock will tend to increase prices and harm our business.
Our Biofining™ renewable fuels production is dependant on feedstock fats and vegetable oils, which are derived from fats, yellow and brown greases and agricultural commodities such as soybeans. The price of feedstock is influenced by market demand, weather conditions, processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. A significant reduction in the supply of these commodities could result in increased feedstock fat or vegetable oil costs, which would thus increase our cost to produce renewable fuels. The significance and relative impact of these factors on the price of these feedstock fat or vegetable oil commodities is difficult to predict. Any events that tend to negatively impact the supply of feedstock fat or vegetable oil commodities will tend to increase prices and harm our business.

Rising feedstock prices produce lower profit margins for the production of renewable fuels and, therefore, represent unfavorable market conditions. This is especially true when market conditions do not allow us to pass along increased feedstock costs to our customers. The price of fats and greases and other feedstock commodities has fluctuated significantly in the past and may fluctuate significantly in the future. We cannot assure you that we will be able to offset any increase in the price of feedstock by increasing the price of our product. If we cannot offset increases in the price of feedstock oil, our financial performance may be materially and adversely affected.
Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a plant based on the Syntroleum® and Synfining® Processes or Biofining™ Technology or to pursue alternative technologies.
Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum® and Synfining® Processes or Biofining™ Technology has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of feedstock, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed by Tyson in the limited liability company agreement relating to Dynamic.
Our success depends on the performance of our executive officers, the loss of whom would disrupt our business operations.
We depend to a large extent on the performance of our executive officers, including Kenneth L. Agee, our founder, Chairman of the Board and inventor with respect to many of our patents and patent applications, John B. Holmes, Jr., our Chief Executive Officer, and Edward G. Roth, our President and Chief Operating Officer. Given the technological nature of our business, we also depend on our scientific and technical personnel. Our efforts to develop and commercialize our technology have placed a significant strain on our scientific and technical personnel, as well as our operational and administrative resources. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. As such, retention agreements with key employees were put in place in December, 2006. At June 30, 2007, we had 51 full-time employees. Except for a $500,000 life insurance policy that we hold on the life of Kenneth L. Agee, we do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.
We depend on strategic relationships with feedstock suppliers, construction contractors, site owners, manufacturing and engineering companies, and customers. If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.
Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, site owners, manufacturing and engineering companies, and customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained. In addition, the dynamics of our relationships with strategic participants may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

We intend to, and believe our licensees will, utilize third-party component manufacturers in the design and construction of plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology. If any third-party manufacturer is unable to acquire raw materials or provide components of plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays or construction or development plans could be canceled while alternative suppliers or manufacturers are identified. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture components for plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology. We have conducted development activities with third parties for our proprietary catalysts and other equipment, including turbines that may be used in the Syntroleum Process and Biofining™ Technology, and other manufacturing companies may not have the same expertise as these companies.
We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum® and Synfining® Processes and Biofining™ Technology. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays or construction plans could be canceled while alternative engineering firms are identified and become familiar with the Syntroleum® and Synfining® Processes or Biofining™ Technology. We have limited experience in providing engineering services and have a limited engineering staff. Consequently, we will depend on third parties to provide necessary engineering services, and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of plants based on the Syntroleum® and Synfining® Processes or Biofining™ Technology.
Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.
We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:
•	timing of any construction by us or our licensees of plants;
•	demand for licenses of the Syntroleum® and Synfining® Processes or Biofining™ Technology and receipt and revenue recognition of license fees;
•	oil and gas prices;
•	coal prices;
•	fat and vegetable oil prices;
•	timing and amount of research and development expenditures;
•	demand for synthetic fuels and specialty products;
•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;
•	availability of insurance;
•	market acceptance of new technologies; and
•	general economic conditions.
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
We are subject to extensive laws relating to the protection of the environment, and these laws may increase the cost of designing, constructing and operating our plants based on the Syntroleum® Processes or our Biofining™ technology or affect demand for the products of these plants.
If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or, in some extreme cases, curtail operations. Our FT and renewable fuels plants will generally be required to obtain permits under applicable environmental laws and various permits for industrial siting and construction. Compliance with environmental laws and regulations, as well as with any requisite environmental or construction permits, may increase the costs of designing, constructing and operating our plants. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our previously owned real estate.

Changes in environmental laws and regulations occur frequently, and any changes may have a material adverse effect on our results of operations, competitive position, or financial condition. For instance, in response to studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation, and more than a dozen states have already taken legal measures to reduce emission of these gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Moreover, the U.S. Supreme Court only recently held in a case, Massachusetts, et al. v. EPA, that greenhouse gases fall within the federal Clean Air Act’s definition of “air pollutant,” which could result in the regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New legislation or regulatory programs that restrict emissions of greenhouse gases could have an adverse affect on our operations.
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
In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry a significant amount of business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance, such as a leak, fire or explosion could have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities.
Not applicable.
Use of Proceeds.
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the three months ended June 30, 2007. The table reflects our repurchase of 136,925 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the quarter ended June 30, 2007.

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
	(a)	(b)	Purchased as	Dollar Value) of
	Total	Average	Part of Publicly	Shares that May Yet
	Number of	Price	Announced	Be Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2007 - April 30, 2007	—	$—	—	—

May 1, 2007 - May 31, 2007	—	$—	—	—

June 1, 2007 - June 30, 2007	136,925	$2.88	—	—

Total	136,925	$2.88	—	—

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2007 annual meeting of stockholders was held on April 23, 2007. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

	Votes	Votes	Votes Withheld /	Broker
Matter Acted Upon	Cast For	Cast Against	Abstentions	Non-Votes
Election of Directors:
Kenneth L. Agee	53,030,903	—	1,024,020	—
P. Anthony Jacobs	52,955,486	—	1,099,437	—
James R. Seward	52,952,202	—	1,102,724	—

Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for the 2007 fiscal year	53,530,653	455,566	68,706	—
Alvin R. Albe, Jr., Frank M. Bumstead, Ziad Ghandour, Edward G. Roth, John B. Holmes, Jr., and Robert B. Rosene, Jr. all continued as directors of Syntroleum.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

4.4	Warrant Agreement

4.5	Registration Rights Agreement

10.60*	Limited Liability Company Agreement of DYNAMIC FUELS, LLC a Delaware Limited Liability Company

10.61*	Master License Agreement

10.62	Participation Agreement

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Karen L. Gallagher

*	Confidential treatment sought for a portion

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: August 9, 2007	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

4.4	Warrant Agreement

4.5	Registration Rights Agreement

10.60*	Limited Liability Company Agreement of DYNAMIC FUELS, LLC a Delaware Limited Liability Company

10.61*	Master License Agreement

10.62	Participation Agreement

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Karen L. Gallagher

*	Confidential treatment sought for a portion