Form 10-Q
period 2007-09-30
SYNTROLEUM CORP
filed 2007-11-08
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2007, the number of outstanding shares of the issuer’s common stock was 62,195,286.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,179	$33,469
Restricted cash	—	166
Accounts receivable	542	500
Other current assets	88	1,674
Current assets of discontinued operations	2,000	1,663

Total current assets	29,809	37,472

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND EQUIPMENT HELD FOR SALE	—	2,360

PROPERTY AND EQUIPMENT – at cost, net	2,288	2,596
INVESTMENT IN DYNAMIC FUELS LLC	4,133	—
OTHER ASSETS, net	1,665	1,509

	$37,895	$43,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$769	$2,096
Accrued liabilities and other	3,242	2,434
Current liabilities of discontinued operations	—	3,743

Total current liabilities	4,011	8,273

NON-CURRENT DEBT	4,693	27,641
OTHER NON-CURRENT LIABILITIES	1,937	35
DEFERRED REVENUE	22,878	21,840
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	—	706

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 62,104 and 56,020 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	621	560
Additional paid-in capital	339,176	322,411
Accumulated deficit	(335,421)	(337,529)

Total stockholders’ equity (deficit)	4,376	(14,558)

	$37,895	$43,937

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Nine Months
	ended September 30,		Ended September 30,
	2007	2006	2007	2006
REVENUES:
Licensing revenue from Marathon	$—	$—	$13,665	$—
Technical services and joint development revenue	865	390	1,442	1,020
Other revenues	383	2,470	668	2,580

Total revenues	1,248	2,860	15,775	3,600

COSTS AND EXPENSES:
Catoosa Demonstration Facility	990	1,988	1,152	7,642
Pilot plant, engineering and research and development	3,392	3,409	8,172	10,057
Depreciation, depletion, amortization	183	205	565	608
General, administrative and other (including non-cash equity compensation of ($300) and $1,748 for the three months ended September 30, 2007 and 2006, respectively, and $4,897 and $5,202 for the nine months ended September 30, 2007 and 2006, respectively.)	1,991	7,116	17,794	20,379

OPERATING INCOME (LOSS)	(5,308)	(9,858)	(11,908)	(35,086)

INVESTMENT AND INTEREST INCOME	357	597	1,147	2,040
INTEREST EXPENSE	(172)	(511)	(444)	(1,356)
OTHER INCOME EXPENSE, net	(38)	2	(141)	(1,205)
GAIN ON EXTINGUISHMENT OF DEBT	—	—	10,672	—
FOREIGN CURRENCY EXCHANGE	(594)	(252)	(1,488)	(253)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(5,755)	(10,022)	(2,162)	(35,860)

MINORITY INTEREST	706	—	706	—
INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,049)	(10,022)	(1,456)	(35,860)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,990	(2,999)	3,564	(5,767)

NET INCOME (LOSS)	$(3,059)	$(13,021)	$2,108	$(41,627)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.08)	$(0.18)	$(0.02)	$(0.64)
Income (loss) from discontinued operations	$0.03	(0.05)	$0.06	$(0.10)

Net income (loss)	$(0.05)	$(0.23)	$0.04	$(0.75)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,525	55,870	58,828	55,803

Diluted	61,525	55,870	59,679	55,803

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock
	Number				Total
	of		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance, December 31, 2006	56,020	$560	$322,411	$(337,529)	$(14,558)

Stock options exercised	22	—	36	—	36

Issuance of common stock	4,496	45	12,755	—	12,800

Vesting of awards granted	536	5	3,210	—	3,215

Stock-based bonuses and match to 401(k) Plan	1,320	14	1,764	—	1,778

Acquisition and retirement of treasury stock	(290)	(3)	(871)	—	(874)

Cancellation of restricted shares	—	—	(129)	—	(129)

Net income	—	—	—	2,108	2,108

Balance, September 30, 2007	62,104	$621	$339,176	$(335,421)	$4,376

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,108	$(41,627)
Income (loss) from discontinued operations	3,564	(5,767)

Income (loss) from continuing operations	(1,456)	(35,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation depletion, and amortization	565	608
Foreign currency exchange	1,487	251
Non-cash compensation expense	4,864	5,202
Non-cash interest expense	444	1,356
Gain on sale of assets	—	(33)
Minority interest distribution	(706)	—
Non-cash (earnings)loss in equity method investee	117	—
Non-cash licensing revenue from Marathon	(13,665)	—
Gain on Marathon debt renegotiation	(10,672)	—
Changes in assets and liabilities:
Accounts and notes receivable	(42)	(959)
Other assets	1,331	2,758
Accounts payable	(1,326)	(768)
Accrued liabilities and other	2,707	(1,381)
Deferred revenue	497	—

Net cash used in continuing operations	(15,855)	(28,826)
Net cash used in discontinued operations	(214)	(701)

Net cash used in operating activities	(16,069)	(29,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(160)	(206)
Proceeds from note receivable	—	1,802
Increase in Dynamic Fuels, LLC	(4,250)	—
Decrease(increase) in restricted cash	166	(911)

Net cash provided by (used in) continuing operations	(4,244)	685
Net cash provided by (used in) discontinued operations	3,730	(2,738)

Net cash used in investing activities	(514)	(2,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	36	352
Proceeds from issuance of common stock	12,800	—
Acquisition and retirement of treasury stock	(874)	(688)

Net cash provided by continuing operations	11,962	(336)
Net cash (used in) discontinued operations	(1,667)	506

Net cash provided by financing activities	10,295	170

FOREIGN EXCHANGE EFFECT ON CASH	(2)	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,290)	(31,412)
CASH AND CASH EQUIVALENTS, beginning of period	33,469	69,663

CASH AND CASH EQUIVALENTS, end of period	$27,179	$38,251

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Biofining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has qualified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Biofining™ Technology. On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using its Biofining™ Technology. See footnote number three, ‘Investment in Dynamic’, for further detail.
The operations of the Company to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Biofining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. The Company is centered on being a recognized provider of the Biofining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology.
The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC under the Securities Exchange Act of 1934 and 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
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
2. Operations and Liquidity
The Company has sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of September 30, 2007, the Company had approximately $27,179,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. The Company is actively seeking and implementing cash expense reductions in overhead activities and research and development activities. The Company has experienced significant reductions in overhead and research and development expenditures over the last twelve months. The Company expects to continue this downward trend in expenditures. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for substantial additional capital investment related to construction of plants, and other activities in which the Company participates.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets, as well as, various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of September 30, 2007. The Company entered into a Common Stock Purchase Agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. Of the $8 million drawn-down on July 11, 2007, $4.25 million was used to capitalize Dynamic. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
The Company is currently exploring alternatives for raising capital to commercialize the growth of its businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for its plant development and other activities, or may seek to enter into a business combination transaction with or sell assets to another company. The transactions outlined above may not be available to the Company when needed or on terms acceptable or favorable to the Company.
3. Investment in Dynamic
On June 22, 2007, the Company entered into definitive agreements with Tyson to form Dynamic, to construct and operate facilities in the United States using our Biofining™ Technology, converting synthesis gas derived from bio-feedstocks into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene and naphtha. Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Expense, net” in the Consolidated Statements of Operations. The Company’s carrying value in Dynamic is reflected in “Investment in Dynamic Fuels LLC” in the Company’s Consolidated Balance Sheets. Dynamic was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. The Company’s capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. The joint venture reported total assets of $8.66 million and total liabilities of $391,000 as of September 30, 2007, and expenses of $235,000 for the three months ended September 30, 2007. As of September 30, 2007, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $4.13 million, which represents Syntroleum’s equity investment in this entity.
4. Asset Retirement Obligation
The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of the Company’s pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $1,465,000 and $0 using a 10 percent discount rate over the estimated dismantlement period at September 30, 2007 and 2006 in ‘Other Non-Current Liabilities’ in the Company’s Consolidated Balance Sheets. No accretion expense has been incurred for the nine months ended September 30, 2007 and 2006 as the liability was incurred as of September 30, 2007.
5. Marathon Participation and Loan Agreement
Marathon provided project funding in connection with the DOE Catoosa Project pursuant to advances under two secured, convertible promissory notes totaling $21.3 million (collectively, the “Note”) with the Company. On January 16, 2007, the Company entered into a Consolidation and License Agreement which granted Marathon the non-exclusive right to use its FT Process to produce synthetic crude from natural gas and synthesis gas derived from coal. Future revenues to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. To date, no such plants have been constructed or are in the process of construction. As part of this agreement and in full consideration for the rights thereunder, Marathon terminated and eliminated all of its rights under the Note in the amount of $27.6 million. In exchange, the Company agreed to pay Marathon $3 million in both December, 2008 and 2009. The present value of the $6 million obligation to Marathon that resulted from this new agreement plus accrued interest is reflected in Noncurrent Debt in the Company’s Consolidated Balance Sheets as of September 30, 2007.

As a result of the Consolidation and License Agreement, the Company recognized a non-cash gain on the extinguishment of the debt under the Note of $10.7 million and recorded non-cash licensing revenue of $12.7 million in the consolidated statement of operations for the nine months ended September 30, 2007. License fee credits of $1 million previously recorded in deferred revenue were also recognized as licensing revenue. The Company accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for a Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the nine months ended September 30, 2007. The value attributable to the new agreement was recognized as revenue in the nine months ended September 30, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement because the Company has no future indemnification obligations to Marathon. The Company recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
6. Discontinued Operations and Assets Held for Sale
International Oil and Gas
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
AEERL agreed to pay Syntroleum the balance due of $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL received from each of the Ajapa and Aje interests, and $3 million if third party farmees entered into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2,000,000 of this balance on March 30, 2007. Syntroleum extended the timeline for AEERL to pay the remaining $8,172,000 to May 2, 2007. In exchange for a payment of $1 million on May 9, 2007, the Company agreed to several extensions of the timeline for AEERL to pay the remaining $7,172,000 plus accrued interest due Syntroleum, which became due on August 31, 2007. On October 31, 2007, the Company entered into an agreement with African Energy Partners (“AEP”) to acquire a portion of the debt and interest owed to the Company by AAERL in the amount of $2,000,000. In exchange for the sale of the portion of debt and interest owed, the Company has agreed not to file any legal action against AEERL or EERNL to collect the remaining balance of $5,504,000 until November 30, 2007. AEP will have the option to acquire the balance of the debt and interests owed to Syntroleum by AEERL on or before November 26, 2007, with completion of the payment and assignment to take place within 48 hours of exercise of the option and no later than November 30, 2007. The Company received the full amount of $2,000,000 on October 31, 2007. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the third party farmee milestones payments related to Aje-4 will not be received.
Based on the $5 million proceeds received and $2 million receivable as of September 30, 2007, the Company recognized a gain on the sale of these entities for the nine months ended September 30, 2007 of $4,311,000 which is reflected in Gain (loss) on discontinued operations in the Consolidated Statement of Operations for the period ended September 30, 2007. Certain other costs associated with the closing of the entity have been incurred and is netted against the total gain in the Consolidated Statement of Operations. The remaining amount due of $5,504,000 including accrued interest will be recorded as a gain when and if amounts are received.
The total balance of Current assets of discontinued operations as of September 30, 2007 consists of the $2,000,000 receivable from AEP, which was collected on October 31, 2007. As of September 30, 2007, all significant obligations associated with the International Oil and Gas operations have been fulfilled and no liabilities are recorded.

Domestic Oil and Gas
The Company’s gas processing plant and related equipment are classified as held for sale and were fully impaired, as of September 30, 2007. The carrying value of this plant and equipment at December 31, 2006 was $610,000. The Company determined the fair value of these assets was impaired due to the length of time to market these assets. Management is still actively seeking interested parties for the sale of this plant and related equipment and, upon sale of the assets management will recognize any gain. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144. As of September 30, 2007, future obligations associated with the Domestic Oil and Gas operations have all been fulfilled and no liabilities are recorded.
7. Earnings Per Share
Basic earnings per common share for the quarters and nine months ended September 30, 2007, and September 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the quarters and nine months ended September 30, 2007, and September 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per share
	share amounts)		amounts)
Basic weighted-average shares	61,525	55,870	58,828	55,803
Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	115	—
Stock options	—	—	736	—

Dilutive weighted-average shares	61,525	55,870	59,679	55,803

(1)	The unvested restricted stock units outstanding at September 30, 2007 are expected to vest over the period from July 2007 to December 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at September 30 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the six-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings / (loss) per share.

	Nine Months Ended,
	September 30,	September 30,
	2007	2006
Options, warrants and restricted stock excluded (in thousands)	10,595	11,986
Weighted-average exercise prices of options, warrants and restricted stock excluded	$6.54	$7.00
Period weighted average market price	$2.82	$7.34
These warrants are listed in the above table of “Options, warrants and restricted stock excluded” due to (i) the option exercise price exceeding the six-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings (loss) per share.

The number of shares that could have been issued as a result of the convertible debt outstanding on September 30, 2006 (see Marathon Participation and Loan Agreement above) was 4,546,866 shares of common stock based on the minimum conversion rate of $6.00 per common share. These shares are excluded also from the computation of diluted earnings (loss) per share, as they are anti-dilutive for the period ended September 30, 2006. This debt was extinguished and settled prior to September 30, 2007 with no conversion to common stock.
As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Biofining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
8. Stock-Based Compensation
The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Stock options generally vest over three years. Certain restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan(s) must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of September 30, 2007, approximately 1,041,487 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 9,058,298 shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
Non-cash compensation cost related to stock options recognized during the three months ended September 30, 2007 and 2006 was $(300,000) and $1,748,000, respectively; and during the nine months ended September 30, 2007 and 2006 was $4,897,000 and $5,202,000, respectively. Amounts decreased in the three months ended September 30, 2007 due to modifications to performance and market based stock options..

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Expected dividend yield	0%	0%
Expected volatility	73%	82%
Risk-free interest rate	4.54%	4.69%
Expected life	4.38 yrs.	5.68 yrs.
Certain modifications were made to performance and market based stock options during the nine months ended September 30, 2007. These modifications included an extended vesting period and extended term for executives separated from the Company. Incremental compensation cost was measured as the excess of the fair value of the replacement award. Due to market factors in vesting requirements of the stock option, previously expensed amounts were reversed and the incremental compensation cost was recorded. The total expense of the modified awards have been recorded for the nine months ended September 30, 2007 resulting in a $1,213,000 reduction in expense.
The number and weighted average exercise price of stock options outstanding are as follows:

		Weighted
	Shares	Average
	Under	Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2006	7,423,419	$6.77
Granted at market price	33,899	$3.19
Exercised	(22,666)	$1.62
Expired or forfeited	(402,841)	$8.92

OUTSTANDING AT SEPTEMBER 30, 2007	7,031,811	$6.65

The following table summarizes information about stock options outstanding at September 30, 2007:

Options Outstanding							Options Exercisable
							Weighted
				Weighted	Weighted		Average
				Average	Average		Exercise
Range of			Options	Exercise	Remaining	Options	Price
Exercise Price			Outstanding	Price	Contractual Life	Exercisable	Per Share
$1.49	—	$1.55	1,311,666	$1.55	3.91	1,311,666	$1.55
$1.62	—	$2.89	1,364,445	2.37	6.99	1,064,445	2.22
$3.12	—	$6.88	1,382,952	6.25	5.96	1,351,954	6.29
$7.10	—	$10.14	1,374,216	9.32	7.89	413,551	8.49
$10.51	—	$14.81	1,174,334	10.98	7.19	148,668	14.17
$15.44	—	$19.88	424,198	16.82	1.95	424,198	16.82

			7,031,811	$6.65		4,714,482	$5.44

A total of 2,317,329 stock options with a weighted average exercise price of $9.10 were outstanding at September 30, 2007 and had not vested.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the nine months ended September 30, 2007 and 2006 was $38,000 and $668,000, respectively. The total amount of cash received during the nine months ended September 30, 2007 and 2006 by the Company from the exercise of these options was $36,000 and $340,000, respectively. As of September 30, 2007 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 6.5 years. In addition, as of September 30, 2007 unrecognized compensation cost related to non-vested stock options was $3,887,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was approximately $1.90 per stock option (total grant date fair value of $64,000) and $5.87 per stock option (total grant date fair value of $3,865,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:
Restricted Stock
The following table summary reflects restricted stock unit activity for the nine months ended September 30, 2007:

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NON-VESTED AT DECEMBER 31, 2006	426,000	$6.53
Granted	1,673,087	$3.07
Vested	(1,064,087)	$3.08
Forfeited	(50,000)	$8.41

NON-VESTED AT SEPTEMBER 30, 2007	985,000	$4.09

The weighted average grant date fair value of common stock and restricted stock units granted for the nine months ended September 30, 2007 and 2006 was $3.07 per share (total grant date fair value of $5,139,000) and $9.20 per share (total grant date fair value of $1,708,000), respectively. Of the 1,673,000 restricted shares granted in 2007, 1,140,000 at a grant date fair value of $3.00 are performance based awards and vest upon specific operational objectives involving the Investment in Dynamic. These awards are expected to vest over the next three years, if operational objectives are achieved. As of September 30, 2007, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,769,000. In addition, as of September 30, 2007 unrecognized compensation cost related to non-vested restricted stock units was $2,712,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested in the nine months ended September 30, 2007 and 2006 was $3,273,000 and $2,441,000, respectively.
9. Note Receivable
In 2006, the Company received payment of approximately $1,600,000 from Fitzgerald’s Reno Inc. under a note associated with a 2000 real estate transaction and was officially released from the ground lease and all other contingent liabilities associated with the 2000 real estate transaction on February 2, 2007.
10. Minority Interest
In 2007, the Company recorded a gain of $706,000 in the Company’s Consolidated Statement of Operations and reduced the “Minority Interests” in the Company’s Consolidated Balance Sheets to $0 from the dissolution of ECT Merchant Corporation’s interest in conjunction with the termination of the Sweetwater Project. The minority interest was not recorded as again upon termination of the Sweetwater Project due to bankruptcy proceedings surrounding ECT Merchant Corporation.
11. Common Stock Purchase Agreement
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
12. Commitments and Contingencies
The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $5,772,000 at September 30, 2007. Expense is not recognized unless an employee is severed.
The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The Company paid $745,000 to employees on June 29, 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $1,192,000 on July 1, 2008, which amount will be recognized over the requisite service period starting July 2007. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. The Company has no obligation if the employee leaves before the date specified in the agreement.

Pursuant to a Resignation and Compromise Agreement entered into effective August 6, 2007 and an amendment dated as of August 8, 2007 (collectively the “Compromise Agreement”), Mr. Ziad Ghandour resigned as a director of the Company, effective August 14, 2007. Mr. Ghandour also terminated his employment with the Company on August 14, 2007. In addition, pursuant to the Compromise Agreement, TI Capital Management terminated all consulting arrangements with the Company, effective August 14, 2007.
On July 26, 2007 TI Capital Management and Mr. Ghandour filed a lawsuit against the Company and Mr. Jack Holmes, the Company’s chief executive officer, alleging breach of contract and other causes of action relating to TI Capital Management’s consulting relationship with the Company and Mr. Ghandour’s employment with and position as a director with the Company. Pursuant to the Compromise Agreement, Mr. Ghandour and the Company have exchanged waivers and releases of claims, subject to certain revocation periods under Federal employment discrimination statutes. On August 13, 2007, TI Capital Management and Mr. Ghandour dismissed their lawsuit against the Company and Mr. Holmes without the right to refile the lawsuit. In settlement of all claims, Mr. Ghandour received in cash $1,393,550. In addition, he will have the right to receive, prior to December 31, 2011, a payment of three percent (3%) of the first net cash received by the Company or its subsidiaries of which the Company has an equity participation (the “Additional Fees”) for access to its gas to liquids technology from five potential commercial projects. In computing the Additional Fees, royalties paid per unit of production over the life of the plant and for preparation of a process design package shall not be included. The Additional Fee earned is a minimum of $1.5 million for each project. In the event of a change of control of the Company, Mr. Ghandour will have the option to terminate the potential for earning Additional Fees in exchange for the one time payment of $2 million in cash.
The Company and its subsidiaries are involved in lawsuits that have arisen in the ordinary course of business. The Company does not believe that ultimate liability, if any; resulting from any such lawsuit or other pending litigation will have a material adverse effect on the Company’s business or consolidated financial position.
13. New Accounting Pronouncements
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations. The Company does not expect to elect early adoption.
14. Reclassifications
Certain reclassifications have been made to the June 30, 2006 consolidated statements of operations and cash flows to reflect the impact of discontinued oil and gas activities. These reclassifications had no impact on consolidated net income (loss).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Biofining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has qualified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Biofining™ Technology. The Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using its Biofining™ Technology. See footnote number three, ‘Investment in Dynamic’, for further detail.
The operations of the Company to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Biofining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. The Company is centered on being a recognized provider of the Biofining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology.
Biofining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Biofining™ facility will be designed to process a wide range of feedstocks including vegetable oils, fats and greases into a broad slate of synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel and jet fuel (subject to certification), naphtha and propane. We believe synthetic fuel produced from Syntroleum’s Biofining™ Technology has superior environmental and performance characteristics similar to those demonstrated by synthetic fuels produced from the Syntroleum® Process.
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

We also seek to form joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum® Process” the “Synfining® Process,” and our Biofining™ Technology to others. We believe that our use of air in the Syntroleum® Process provides our GTL technology with a competitive advantage compared to other technologies that use pure oxygen, thereby allowing us to deploy marine based facilities (“GTL Mobile Facility”) and avoid the operating risks associated with using pure oxygen. We have projects ongoing and at varying stages of development with co-venturers and licensees in various geographical areas, including, the United States, Australia and China.
We are incurring substantial operating and research and development costs with respect to developing and commercializing the Syntroleum® Process, the Synfining® Process, and our Biofining™ Technology, and do not anticipate recognizing any significant revenues from licensing our technology or from production from any plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities, commercial operation of plants or non-FT projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as, various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to generate operating revenues and obtain additional financing.
Significant Developments During 2007
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Biofining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility is expected to be located in the South Central U.S. and produce approximately 78 million gallons per year of renewable synthetic fuels from 569 million pounds per year of feedstock (74 million gallons per year of feedstock) beginning in 2010. Total project cost is currently estimated to be approximately $150 million, of which $135 million is for the plant itself, the balance of which is estimated project development costs and working capital of $23.5 million, of which, $8.5 million has been committed and funded by Tyson and Syntroleum. Factors that may lower the estimated capital costs include, site selection, infrastructure leasing, such as hydrogen availability and tankage as well as levels of state funding assistance where available. We expect to seek available financing through debt financing, alternative financing and/or financing through the capital markets.
Tyson is responsible for supplying feedstock to the plant, which can range from high quality canola or soy vegetable oils to fats and greases, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price for the feedstocks. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 81% diesel, 14% naphtha and 10% liquefied petroleum gases (based on annual gallons of feedstock), although actual production will depend upon market conditions and other factors. We expect that Dynamic will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $.50 per gallon for naphtha and liquefied petroleum gases produced.
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

As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Biofining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
Department of Defense. Following on the success of our delivery to the Department of Defense of the Syntroleum S-8 aviation grade FT research fluid, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Biofining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. We expect that the Syntroleum® R-8 produced by our Biofining™ Technology will exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. If successful, we anticipate further requests for evaluation of Syntroleum® R-8 produced by our Biofining™ Technology as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel.
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
AEERL agreed to pay us the balance due of $10,172,000 on the earlier to occur of August 31, 2007 or the date AEERL raised additional capital. On October 31, 2007, we entered into an agreement with AEP to acquire a portion of the debt and interest owed to the Company by AAERL in the amount of $2,000,000. AEP will have the option to acquire the balance of the debt and interests owed to Syntroleum by AEERL on or before November 26, 2007, with completion of the payment and assignment to take place within 48 hours of exercise of the option and no later than November 30, 2007. The Company received the full amount of $2,000,000 on October 31, 2007. Based on the receipt of the $5 million proceeds and the $2 million receivable as of September 30, 2007,, we recognized a gain on the sale of these entities in the nine months ended September 30, 2007 of $4.3 million which is reflected in “Gain on Sale of Discontinued Operations” in the Consolidated Statement of Operations for the period ended September 30, 2007. The remaining amount due of $5,504,000 will be recorded as a gain when and if amounts are received.
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

Results of Operations
Consolidated Unaudited Results for the Quarters Ended,

	September 30,	September 30,
Revenues	2007	2006
	(in thousands)
Technical Services and Joint Development Revenue	865	390
Other Revenue	383	2,470

Total Revenues	$1,248	$2,860

Technical Services and Joint Development Revenue. Revenues from separately contracted engineering and technical services were increased due to new agreements for engineering and technical services, which are typically entered into in connection with a related agreement to use the Syntroleum® or Synfining® Processes or our renewable fuels Biofining™ Technology. Continued progress on Department of Defense contracts also contributed to revenues in 2007 and 2006.
Other Revenue. Other revenues were $383,000 for the three months ended September 30, 2007 compared with $2,470,000 for the same period in 2006. The decrease primarily resulted from the completion of sale of jet fuel to the Department of Defense for the quarter ended September 30, 2006. Other revenues in 2007 consisted of continued fuel sales to the Tulsa Transit Authority and fuel sales to other customers.

	September 30,	September 30,
Operating Costs and Expenses	2007	2006
	(in thousands)
Catoosa Demonstration Facility	$990	$1,988
Pilot plant, engineering and research and development	3,392	3,409
Depreciation, depletion and amortization	183	205
Non-cash equity compensation	(300)	1,748
General and administrative and other	2,291	5,368

Total Operating Costs and Expenses	$6,556	$12,718

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility totaled $990,000 during the three months ended September 30, 2007 compared to $1,988,000 during the same period in 2006. The decrease resulted from the suspension of operations at the facility in September 2006. Third quarter 2007 expenses represent miscellaneous fixed costs, such as utilities, associated with the facility and an accrual for an asset retirement obligation associated with the Catoosa Demonstration Facility.
Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $3,392,000 for the three months ended September 30, 2007 compared to $3,409,000 during the same period in 2006. The decrease in expenditures primarily resulted from:
•	Third quarter 2007 expenses relate to employee related expenses, such as the accrual of bonuses and retention payments;

•	Engineering expenditures increased as the process design package for Dynamic was initiated in 2007;

•	Certain asset retirement obligations were incurred for the Pilot Plant in 2007;

•	Third quarter 2006 expenses primarily related to personnel costs of technical employees and technology documentation.
Non-cash Equity Compensation. Non-cash equity compensation for the three months ended September 30, 2007 resulted in a gain of $300,000 compared to an expense of $1,748,000 for the same period in 2006. The decrease resulted from:
•	Expenses in 2006 resulted from vesting of service options;

•	Expense reversed out for modifications to performance/market based stock options.

General and Administrative and Other. General and administrative expenses for the three months ended September 30, 2007 were $2,291,000 compared to $5,368,000 during the same period in 2006. The decrease resulted primarily from:
•	Decreased level of staffing;

•	Cost reduction efforts in place for third quarter of 2007 resulted in significant decreases to:
•	Employee related expenses, office supplies, postage, books, and telephone expense

•	Business travel related to international business development

•	Professional fees for attorneys, business development consulting fees, and other consultants

	September 30,	September 30,
Other Income and Expenses and Net Income (Loss)	2007	2006
	(in thousands)
Investment and Interest Income	$357	$597
Interest Expense	(172)	(511)
Other Income (Expense), net	(38)	2
Foreign Currency Exchange	(594)	(252)
Minority Interest	706	—
Income (Loss) from Discontinued Operations	1,990	(2,999)

	2,249	(3,163)

Net Income (Loss)	$(3,059)	$(13,021)

Investment and Interest Income. Investment and interest income was $357,000 in the three months ended September 30, 2007 compared to $597,000 during the same period in 2006. The decrease is due to decreased interest income earned on a lower cash balance.
Interest Expense. Interest expense was $172,000 during the three months ended September 30, 2007 compared to interest expense of $511,000 during the same period in 2006. The decrease is due to a lower outstanding debt obligation owed to Marathon of $4.7 million as of September 30, 2007 compared to $ 26.8 million as of September 30, 2006.
Other Income (Expense) and Foreign Currency Exchange. Other income (expense) and foreign exchange loss was a loss of $632,000 for the three months ended September 30, 2007, compared to a loss of $250,000 during the same period in 2006. The increase in the loss resulted from:
•
An increase in foreign currency losses for the third quarter 2007 versus 2006 due to the change in the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars.

Minority Interest. Minority Interest for the three months ended September 30, 2007 was income of $706,000 compared to $0 for the same period in 2006. The amount recorded in 2007 resulted from the dissolution of ECT Merchant Corporation’s interest in conjunction with the termination of the Sweetwater Project. The minority interest was not recorded as a gain upon termination of the Sweetwater Project due to bankruptcy proceedings surrounding ECT Merchant Corporation.
Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for the three months ended September 30, 2007 was $1,990,000 compared to a loss of $2,999,000 for the same period in 2006. The change is due to:
•	Gain from recognition of receivable in the amount of $2,000,000 for sale of the Nigerian Assets;

•	Losses from impairment of certain International Oil and Gas Assets in 2006.

Consolidated Unaudited Results for the Nine Months Ended,

	September 30,	September 30,
Revenues	2007	2006
	(in thousands)
Licensing Revenue from Marathon	$13,665	$—
Technical Services and Joint Development Revenue	1,442	1,020
Other Revenue	668	2,580

Total Revenues	$15,775	$3,600

Licensing Revenue from Marathon. Licensing revenue was $13,665,000 for the nine months ended September 30, 2007 related to the new Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000.
Technical Services and Joint Development Revenue. Revenues from separately contracted engineering and technical services and joint development projects were $1,442,000 for the nine months ended September 30, 2007 compared to $1,020,000 for the same period in 2006. These separate agreements for engineering and technical services are typically entered into in connection with a related agreement to use the Syntroleum® or Synfining® Processes or our renewable fuels Biofining™ Technology. Also, there were lower DOD Phase III revenues for the nine months ended September 30, 2007 when compared to the same period in 2006 and completion of certain Department of Defense contracts occurred in 2006 resulting in lower joint development revenues in 2007.

	September 30,	September 30,
Operating Costs and Expenses	2007	2006
	(in thousands)
Catoosa Demonstration Facility	$1,152	$7,642
Pilot plant, engineering and research and development	8,172	10,057
Depreciation, depletion, amortization and impairment	565	608
Non-cash equity compensation	4,897	5,202
General and administrative and other	12,897	15,177

Total Operating Costs and Expenses	$27,683	$38,686

Catoosa Demonstration Facility. Expenses related to the Catoosa Demonstration Facility were $1,152,000 during the nine months ended September 30, 2007 compared to $7,642,000 during the same period in 2006. The decrease resulted from:
•	Decreased expenditures due to plant mothballing in the fourth quarter of 2006 and throughout 2007;

•	2007 expenditures related to fixed costs, such as utilities and rent, and the accrual of an asset retirement obligation associated with the facility;

•	2006 expenditures related to operating expenses of the facility and modifications to the plant throughout 2006 for additional testing and design work.
Pilot Plant, Engineering and R&D Expense. Expenses from pilot plant, engineering and research and development activities were $8,172,000 for the nine months ended September 30, 2007 compared to $10,057,000 during the same period in 2006. The decrease in expenditures primarily resulted from:
•	Completion of the construction of a laboratory-scale demonstration of our FT catalyst with coal-derived synthesis gas produced at an established gasification facility in 2006;

•
Reduction of the effort in studies and documentation for process design of a GTL plant during the first nine months of 2007 versus the same period in 2006, offset by increased engineering detail design for a commercial Biofining™ Technology project; and

•
Completion of the Tulsa Pilot Plant run time, therefore incurring significantly lower costs than the same period in 2006 which consisted of modifications, commissioning and continuing operations costs associated with the Tulsa Pilot Plant.

Non-cash Equity Compensation. Non-cash equity compensation for the nine months ended September 30, 2007 was $4,897,000 compared to $5,202,000 for the same period in 2006. The decrease resulted from:
•
Performance related vesting of restricted stock awards for executives based on achieving certain milestones associated with the Biofining™ Technology project resulting in lower grant date fair values and expensed upon achievement of certain milestones.;

•	Expense reversed out for modifications to performance/market based stock options.

General and administrative and other. General and administrative expenses for the nine months ended September 30, 2007 were $12,897,000 compared to $15,177,000 during the same period in 2006. The decrease primarily resulted from:
•	Significant reductions in professional fees such as attorney fees and business development consulting fees; and

•	A reduction in general and administrative staffing expenses, such as travel, supplies, cellular, postage, subscriptions and employee benefits.

	September 30,	September 30,
Other Income and Expenses and Net Income (Loss)	2007	2006
	(in thousands)
Investment and Interest Income	$1,147	$2,040
Interest Expense	(444)	(1,356)
Other Income (Expense), net	(141)	(1,205)
Gain on Extinguishment of Debt	10,672	—
Foreign Currency Exchange	(1,488)	(253)
Minority Interest	706	—
Income from discontinued operations	3,564	(5,767)

	14,016	(6,541)

Net Income (Loss)	$2,108	$(41,627)

Investment and Interest Income. Investment and interest income was $1,147,000 in the nine months ended September 30, 2007 compared to $2,040,000 during the same period in 2006. The decrease primarily resulted from decreased interest income earned on a lower cash balance for the nine months ended September 30, 2007 compared to cash balances for the same period in 2006.
Interest Expense. Interest expense was $444,000 during the nine months ended September 30, 2007 compared to interest expense of $1,356,000 during the same period in 2006. The decrease primarily resulted from extinguishment of the Marathon convertible debt in early 2007.
Other Income (Expense) and Foreign Currency Exchange. Other income (expense), including foreign exchange loss, was a loss of $1,629,000 for the nine months ended September 30, 2007, compared to a loss of $1,458,000 during the same period in 2006. The increased loss primarily resulted from:
•
Significantly higher foreign currency losses during the same period in 2007 due to the change in the exchange rate between the United States dollar and the Australian dollar, which relates to our license with the Commonwealth of Australia which is denominated in Australian dollars;

•	2006 expenses also included a $1,200,000 expense recognized in nine months ended September 30, 2006 associated with proposed financing of our CTL technology and business development opportunities.
Minority Interest. Minority Interest for the nine months ended September 30, 2007 was income of $706,000 compared to $0 for the same period in 2006. The amount recorded in 2007 resulted from the dissolution of ECT Merchant Corporation’s interest in conjunction with the termination of the Sweetwater Project. The minority interest was not recorded as a gain upon termination of the Sweetwater Project due to bankruptcy proceedings surrounding ECT Merchant Corporation.
Income from Operations of Discontinued Oil and Gas Business. Gain from the discontinuation of the oil and gas business for the nine months ended September 30, 2007 was $3,564,000 versus a loss of $5,767,000 for the same period in 2006. These Nigerian assets had been impaired or sold by the end of the first quarter 2007. The gain reflects proceeds received in excess of carrying value of these assets and has been recognized as cash is received in connection with the sale of such properties in 2007. Losses in 2006 consisted of impairments of certain international oil and gas assets.

Net Income (Loss). The total net income for the nine months ended September 30, 2007 was $2,108,000 compared to a loss of $41,627,000 for the same period in 2006. The increased comparative earnings primarily resulted from:
•	Recognition of licensing revenue in connection with the restructuring of the Marathon convertible debt of $13,665,000;

•	Gain on extinguishment of the Marathon debt of $10,672,000;

•	Decreased costs associated with the closure of the Catoosa Demonstration Facility of $6,490,000;

•	Reduced operating costs in connection with R&D of $305,000;

•	Decreased overhead costs in general and administrative expenses of $2,280,000;

•	Gains from sale of Discontinued Operations assets of $4,311,000.
Liquidity and Capital Resources
General
As of September 30, 2007, we had $27,179,000 in cash and cash equivalents. Our current liabilities from continuing operations totaled $4,011,000 as of September 30, 2007.
At September 30, 2007, we had $542,000 in accounts receivable outstanding relating to our technical services agreements; joint development activities with the Department of Defense and GTL fuel sales and a balance of $2,000,000 in current assets of discontinued operations representing a receivable from the sale of our Nigerian assets. We collected the $2,000,000 receivable on October 31, 2007. We believe that all of the receivables currently outstanding will be collected and therefore we have not established a reserve for bad debts.
Cash flows used in operations were $16,069,000 during the nine months ended September 30, 2007, compared to cash flows used in operations of $29,527,000 during the nine months ended September 30, 2006. The change primarily resulted from reductions in costs associated with the CDF and Pilot Plant and other technical costs as a result of placing these facilities in standby mode in September 2006 as well as reductions in general and administrative spending.
Cash flows used in investing activities were $514,000 during the nine months ended September 30, 2007 compared to cash flows used in investing activities of $2,053,000 during the nine months ended September 30, 2006. The change was primarily related to the receipt of payments of $3,000,000 from AEERL, offset by the investment in Dynamic of $4,250,000 in 2007, compared to the increase of oil and gas capital expenditures of $2,300,000, offset by the receipt in 2006 of proceeds of $1,802,000 for a note receivable.
Cash flows provided by financing activities were $10,295,000 during the nine months ended September 30, 2007, compared to cash flows used in financing activities of $170,000 during the nine months ended September 30, 2006. The change in cash flows was primarily due to net proceeds received from a draw-down of $12,800,000 under our Common Stock Purchase offset by payments to joint venturers in connection with termination of the Stranded Gas Venture.
We have expended and will continue to expend a substantial amount of funds to continue the research and development of the Syntroleum® Process and Biofining™ Technology, to market the Syntroleum® Process, the Synfining® Process and Biofining™ Technology, to design and construct plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others, and through debt and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.
We have an effective registration statement for the proposed offering from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of September 30, 2007. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2007:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Non-current Debt Obligations	$8,038	$2,873	$5,165	$—	$—
Asset Retirement Obligations	1,465	—	1,465
Capital (Finance) Lease Obligations	46	46	—	—	—
Operating Lease Obligations	1,589	575	727	211	76

Total	$11,138	$3,494	$7,357	$211	$76

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
Our operating leases include leases for corporate equipment such as software, security, and land leases for our research and development facilities, such as the laboratory, pilot plant and Catoosa Demonstration Facility. We have leases on our Houston office. Our Houston office lease will expire in the fourth quarter of 2007 and will not be renewed.
In accordance with the lease agreements for the pilot plant and the Catoosa Demonstration Facility, we have accrued an asset retirement obligation for the dismantlement of the plants upon completion of research and development documentation.
We have entered into employment agreements, which provide future severance benefits to several key employees. Commitments under these agreements totaled approximately $5,772,000 at September 30, 2007. Expense is not recognized unless an employee is severed. Additionally, we paid $745,000 on June 29, 2007 and have a commitment to pay $1,192,000 on July 1, 2008 for retention bonus agreements with certain employees. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making cash payments. During 2007, we entered into retirement and severance agreements with several officers. Pursuant to the terms of the agreements, we made one time payments to certain retiring officers on their effective retirement date totaling $400,000 and will make monthly cash payments for a total of approximately $1,740,000 through December 31, 2009. We also entered into consulting agreements for a total of $560,000. All consulting expenditures were completed in July of 2007.

New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements, see Note 11 in the Notes to Unaudited Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We had approximately $27,179,000 in cash and cash equivalents in the form of money market instruments at September 30, 2007. This compares to approximately $33,469,000 in cash and cash equivalents at December 31, 2006. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rates and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $13,326,000 at September 30, 2007. The exchange rate of the Australian dollar to the United States dollar was $0.89 and $0.75 at September 30, 2007 and September 30, 2006, respectively.
We do not have any futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We and our subsidiaries are involved in lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any, resulting from any such lawsuit or other pending litigation will have a material adverse effect on our business or consolidated financial position.
We cannot predict with certainty the outcome or effect of any litigation matter described above or of any such other pending litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A. Risk Factors.
There have been no changes to the risk factors disclosed in Item 1A of our most recent 10-K or the Form 10-Q for the period ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities.
Not applicable.
Use of Proceeds.
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
The following table provides purchases of our common stock by us or on behalf of our affiliated purchasers during the three months ended September 30, 2007. The table reflects our repurchase of 8,480 shares of our common stock as settlement for payroll taxes of employees who were granted shares of stock as incentive compensation during the quarter ended September 30, 2007.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
	(a)	(b)	Purchased as	Dollar Value) of
	Total	Average	Part of Publicly	Shares that May Yet
	Number of	Price	Announced	Be Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

July 1, 2007 – July 31, 2007	—	$—	—	—

August 1, 2007 – August 31, 2007	—	$—	—	—

September 1, 2007 – September 30, 2007	8,480	$1.71	—	—

Total	8,480	$1.71	—	—

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

10.63	Resignation and Compromise Agreement of Mr. Ziad Ghandour

10.64	Employee Restricted Stock Award Agreement of Mr. Gary Roth.

10.65	Employee Restricted Stock Award Agreement of Mr. John B. Holmes, Jr.

10.66	Employment Agreement of Ms. Karen L. Gallagher

10.67	Employee Restricted Stock Award Agreement of Ms. Karen L. Gallagher

10.68	EER Fourth Amendment Deed.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: November 8, 2007	By:	/s/ John B. Holmes, Jr.
John B. Holmes, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

10.63	Resignation and Compromise Agreement of Mr. Ziad Ghandour

10.64	Employee Restricted Stock Award Agreement of Mr. Gary Roth.

10.65	Employee Restricted Stock Award Agreement of Mr. John B. Holmes, Jr.

10.66	Employment Agreement of Ms. Karen L. Gallagher

10.67	Employee Restricted Stock Award Agreement of Ms. Karen L. Gallagher

10.68	EER Fourth Amendment Deed.

31.1	Section 302 Certification of John B. Holmes, Jr.

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of John B. Holmes, Jr.

32.2	Section 906 Certification of Karen L. Gallagher