Form 10-K
period 2007-12-31
SYNTROLEUM CORP
filed 2008-03-17
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  TO  _____ .
COMMISSION FILE NO. 0-21911
SYNTROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5416 S. Yale Suite 400
Tulsa, Oklahoma 74135
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
At June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $145,000,000 based on the closing price of such stock on such date of $2.76 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).
At March 1, 2008, the number of outstanding shares of the registrant’s common stock was 62,574,207.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2007 for its 2008 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Bio-Synfining™ facility is designed to process a wide range of feedstocks including vegetable oils, fats and greases into synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel, jet fuel (subject to certification), naphtha and propane. We believe synthetic fuel produced from Syntroleum’s Bio-Synfining™ Technology has superior environmental and performance characteristics similar to those demonstrated by synthetic fuels produced from the Syntroleum® Process.
We believe the fuels produced from our Bio-Synfining™ Technology offer several advantages (much like Fischer-Tropsch fuels) over other renewable and petroleum-based diesel fuels, including higher cetane levels, lower nitrogen oxide (NOx) levels, near zero sulfur and superior thermal stability. The unblended diesel fuel can be used in existing diesel engines with no modifications. The product can also be upgraded into ultra-clean, high quality synthetic jet fuel (subject to certification), allowing for advanced military applications. Further, the synthetic fuel produced by Bio-Synfining™ facilities may be blended with petroleum based diesel to help those fuels achieve superior environmental and performance characteristics. We believe the fuel will also be completely compatible with existing pipelines, storage facilities and other conventional fuel infrastructures.
The operations of the Company to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. The Company is centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology.
We also are a partner in a joint venture and continue to seek to form other joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum® Process” the “Synfining® Process,” and our Bio-Synfining™ Technology to others. We have also participated in government programs for testing of our GTL diesel and jet fuel and renewable jet fuel.
We have incurred substantial research and development costs and continue to incur operating costs with respect to commercializing the Syntroleum® Process, the Synfining® Process, and our Bio-Synfining™ Technology, and do not anticipate recognizing any significant revenues from licensing our technology or from production from any plant in which we own an interest in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from commercial operation of plants, licensing activities, or non-FT projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to generate operating revenues and obtain additional financing.
Bio-Synfining™ Projects — Dynamic Fuels
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility will be located in Geismar, Louisiana and produce approximately 75 million gallons per year of renewable synthetic fuels from 569 million pounds per year of feedstock beginning in 2010. Total project cost is currently estimated to be approximately $158.5 million, of which $135 million is for the plant itself, $15 million working capital and $8.5 million in engineering and project development costs. $8.5 million has been funded prorata by Tyson and Syntroleum. We secured a $12 million capital commitment in November 2007 as part of our initial funding efforts. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.

Tyson is responsible for supplying feedstock to the plant, which can range from high quality canola or soy vegetable oils to fats and greases, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage compared to users of soybean oil feedstock. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 77% diesel, 13% naphtha and 10% liquefied petroleum gases (based on annual gallons of feedstock), although actual production will depend upon market conditions and other factors. We expect that Dynamic will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced.
Based upon current pricing of the expected feedstock slate expected to be delivered by Tyson and the natural gas used in the Bio-Synfining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Bio-Synfining™ plant, if it were operating today, to include feedstock costs of approximately $1.99 per gallon and operating costs (excluding depreciation) of $0.38 per gallon of feedstock. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum. Our capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. This initial capital contribution was used in part to evaluate potential sites and to complete the process design package by our engineering staff.
Business Strategy
Our objective is to be the leading provider of Fischer-Tropsch and related technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:
Focus on commercialization through project development. The Dynamic Fuels facility is the first of what we plan to be several production facilities over the next ten years. We anticipate hundreds of millions of gallons of production should these plants go online.
License the Syntroleum® Process. We continue to support our existing and future licensees in their efforts to develop new BTL, GTL and CTL technologies through our engineering support activities and catalyst supply agreements. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum® Process. We believe that the success of the Dynamic Fuels facility and of testing at our demonstration and pilot plant facilities provide advantages over competing and alternative technologies.
Cost structure improvement. We have moved aggressively to lower costs and improve efficiency, which includes lowering the employee headcount to 24 from 62 employees over the last year. Our demonstration plants were mothballed in 2006 following completion of our research and development activities, resulting in significantly lower operating costs. The reduction in cash flows for demonstration plants, analytical testing, and catalyst runs have significantly reduced operating costs. We also focused on reducing overhead costs and will see these costs reduced by half by 2009. We will continue our cost optimization efforts and project an annual cash burn rate of $6.5 million by 2009.
The Syntroleum® Process
The Syntroleum® Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into fungible products through our Synfining® Process. These products include:
Ultra-clean liquid fuels for use in internal combustion engines, jet/turbine engines (subject to certification), diesel engines and fuel cells; and

Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, and chemical feedstocks.
We believe the key advantages of the Syntroleum® process over other GTL technologies are (1) the use of air in the conversion process, which is inherently safer than using pure oxygen and (2) the use of our proprietary catalysts, which we believe will provide operating cost efficiencies. Based on demonstrated research, including the advancement of our technology from the laboratory to pilot plant and demonstration facility scales and current market conditions, we believe that our single-train design of 17,000 barrels per day (“b/d”) facility can be economically developed. Economies of scale can be achieved with incremental trains.
We believe the advantages afforded by the Syntroleum® Process together with the worldwide resource base of natural gas, coal and biomass provide market opportunities for the use of this technology by us and our licensees in the development of commercial plants.
The Syntroleum® Process involves two catalytic reactions: (1) conversion of natural gas into synthesis gas in our proprietary flameless autothermal reformer; and (2) conversion of the synthesis gas or coal-derived syngas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:
Step 1
Conversion of Natural Gas to Synthesis Gas
Step 2
Fischer — Tropsch Synthesis
The flameless autothermal reformer (“ATR”) in the Syntroleum® Process is similar to units used for over 30 years in the ammonia industry. The nitrogen in the gas entering the ATR passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. These trace contaminants may be removed from the process stream and are not incorporated into the finished products in significant quantities.
The Synfining® Process
We have also developed refining technology – the Synfining® Process – for conversion of the Fischer-Tropsch wax into a variety of products including diesel fuels, jet fuels subject to certification, lubricants, naphtha and other materials. The high purity and waxy nature of the Fischer-Tropsch products generally require lower temperature processing conditions than conventional petroleum-derived feedstocks to obtain high yields of the desired products. This refining technology has been used to produce fuels for testing by the Department of Energy (“DOE”) in its Ultra-Clean Fuels Program, automobile manufacturers in the United States and Japan, the Department of Defense (“DOD”) and U.S. Department of Transportation (“DOT”). This refining technology will be utilized in plants we construct and available for license to our Syntroleum® Process licensees and others.
The Bio-Synfining® Process
We have also developed an adaptation of Synfining® to accommodate animal fats, greases and similar grade substances as feedstocks in the production of ultra-clean renewable fuels. Animal fats, greases and vegetable oils are similar in structure to the paraffins produced from the Fischer-Tropsch process. This refining technology will be used to produce jet fuels for testing by the DOD in 2008 and in our Dynamic Fuels Bio-Synfining™ facility in Geismar, Louisiana.

Syntroleum Technology Implementation
Our Catoosa Demonstration Facility produced ultra-clean diesel fuel and jet fuel (subject to certification) from natural gas using the Syntroleum® Process and the Synfining® Process. This was the first plant we had built that incorporated our ATR, Fischer-Tropsch Process and Synfining® Process on a single site. We completed the DOE Catoosa Project fuel production commitment during 2004. We completed delivery of ultra-clean diesel fuel to other project participants during 2004 and 2005, including the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska for testing in bus fleets. We operated the Catoosa Demonstration Facility during 2005 to support additional fuel testing programs including those of the DOD and the DOT and to demonstrate GTL process technology and catalyst enhancements. In September 2006, we completed our technology development program at the Catoosa Demonstration Facility and mothballed the unit.
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
Our goal in developing the Syntroleum® Process and Synfining® Process has been to reduce both the capital and operating costs and the minimum economic size of a GTL, BTL or CTL plant. We have developed variations of our basic process design and have made enhancements to our proprietary Fischer-Tropsch catalyst in an effort to lower costs and increase the adaptability of the Syntroleum® Process to a wide variety of potential applications.
Although we believe that the Syntroleum® Process can be utilized in commercial-scale GTL, BTL and CTL plants, there can be no assurance that commercial-scale plants based on the Syntroleum® Process will be successfully constructed and operated or that these plants will yield the same results as those demonstrated in a laboratory, pilot plant or demonstration plant. See “Item 1A. Risk Factors–Risks Relating to Our Technology.”
In November 2005, Syntroleum contracted with Eastman Chemical Company to provide non-exclusive services and coal-derived syngas for use in a portable Fischer-Tropsch catalyst testing laboratory designed and built by us.  The purpose of this $1+ million lab and testing program was to demonstrate performance of Syntroleum cobalt-based FT catalyst using syngas produced from coal at a commercial gasification facility.  The laboratory construction and installation was completed in November 2006 at Eastman’s coal gasification facility in Kingsport, Tennessee. The testing program, funded 100% by Syntroleum, began in December and continued through mid-2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using Syntroleum technology.   The demonstration proved that Fischer-Tropsch wax made from coal have the same superior synthetic FT qualities as that made from natural gas. The demonstration also proved that our proprietary cobalt-based catalyst performs robustly under real-world CTL conditions.
Syntroleum Advantage
We believe that the Syntroleum® Process and the Synfining® Process will be an attractive solution for companies reviewing methods of producing their natural gas or coal reserves using non-traditional methods. We believe the Syntroleum® Process will enable owners of natural gas or coal reserves to monetize a portion of these resources by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:
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

Bio-Synfined™ fuel compared to Biodiesel
Unlike conventional biodiesel and ethanol fuels, our Bio-Synfined™ fuel products can be used as a finished product and do not require blending to be used in existing engines. Our products can also be blended with petroleum-based fuels in any ratio. Our products can be transported through existing distribution infrastructures and used in existing automotive diesel engines and jet engines without modification. Our products emit 75% fewer greenhouse gas emissions compared to petroleum based diesel.
Resource Base
Bio-Feedstocks
Vegetable Oils. Soybeans are the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes (95%). The Free Fatty Acid (“FFA”) content is less than or equal to 1%, simplifying the biodiesel production process compared to high-FFA feedstocks. More than 19 billion pounds of soybean oil were used in the U.S. in 2004 according to the Agricultural Marketing Services, USDA and the Bureau of the Census. Other vegetable oil feedstocks include rapeseed, which is most common in Europe, in addition palm, cottonseed, corn and many other oils.
Animal Fats. Edible tallow has a FFA content of up to 0.75%, and inedible tallow has a FFA content of up to 10%. Approximately 3.7 billion pounds of inedible tallow were produced in the U.S. in 2004. Other animal fat feedstocks include fish oil, poultry, as well as other fats and lards with high FFA content.
Recycled greases. Yellow grease has a FFA content of up to 15% and brown grease has an FFA content of more than 15%, greatly reducing its use and subsequent demand for biodiesel production. One and a half billion pounds of yellow grease were produced in the U.S. in 2004. Our Bio-Synfining™ process can completely deoxygenate FFA’s and allows us to utilize a much lower valued feedstock to create a high quality product.
Market Demand
We believe significant market potential exists for the Syntroleum® Process and products because of steadily increasing demand for transportation fuels, the anticipated increased demand for ultra-clean fuels for internal combustion engines, and the existing demand for high-quality specialty products—underpinned by the natural gas, coal, biomass and biofeedstocks worldwide.
We expect demand for products created via Syntroleum technologies to result from the following factors:
Increasing Demand by U.S. Military. The U.S. military has aggressively sought alternative energy sources due to tactical and economic problems posed by reliance on conventional petroleum fuel. By 2016, the U.S. Air Force plans to have at least 50% of its jet fuel derived from renewable sources. We have relationships with the DOE and the DOD, including successful flight tests of a B-52 bomber using our ultra-clean fuel. We have a contract in place to supply the U.S. Air Force with 500 gallons of synthetic fuels to be produced through our Bio-Synfining™, to be used for performance and R&D testing.
Government Legislation. In 2007, the U.S. government enacted the Energy Independence Act of 2007, and in 2005, the U.S. government enacted two other significant pieces of legislation, the “Energy Policy Act of 2005” (EPACT) and the “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users” (SAFETEA-LU), aimed at addressing a new, comprehensive national energy policy to promote domestic energy security. The Energy Independence Act and Energy Policy Act of 2005 designates a tax credit of $1.00 per gallon for the production of renewable diesel, which is defined as diesel derived from any organic material other than oil, natural gas or coal. Renewable diesel must be produced using a thermal depolymerization process, which is broadly defined by the U.S. government as a process that uses heat and pressure with or without the aid of catalysts. Our Bio-Synfined products are derived from animal fats and other similar feedstock using a process utilizing heat and pressure, making the products eligible for the $1.00 per gallon credit. The $1.00 tax credit applies to both pure and mixed renewable diesel, with the credit calculated according to the percentage of renewable diesel present in the mixture. This credit applies to fuels derived from both virgin and non-virgin feedstocks.
By comparison, biodiesel is derived from plant or animal matter and is produced in a process known as transesterification, in which substances such as fats or oils react with a base catalyst. The Job Creation Act of 2004 and the subsequent Energy Policy Act of 2005 apply a $1.00 per gallon tax credit to biodiesel produced from virgin oil, with a $0.50 per gallon credit if produced from non-virgin oil. In regards to blending, biodiesel credits are calculated in the same manner as renewable diesel credits.

The renewable fuels tax credit is currently set to expire at the end of fiscal year 2009, however we anticipate the credit to be extended before expiration in order to help support renewable fuel development, and meet mandated production levels. Federal regulation mandates that 36 billion gallons of renewable fuels be used by petroleum refiners in 2022, up from 4.0 billion gallons in 2006.
While the U.S. government did not advance any major Fischer-Tropsch legislative efforts in 2006 and 2007 as were accomplished in 2005, we continue to monitor the actions of the U.S. government in the area of cleaner transportation fuels.
Sales and Marketing
We intend to continue efforts to establish brand recognition for “Syntroleum” through participation in conferences, press releases, and our work with the DOD and DOT and other governmental agencies. “Syntroleum” is a registered trademark and service mark in Argentina, Australia, Bolivia, Chile, the European Union, Japan, Peru, Brazil and the United States.
Research and Development
We have participated in various research and development activities. We have focused on process documentation and improving the efficiency of the Syntroleum® Process. Our expenditures for research and development activities, including pilot plant and construction and operation of the Catoosa Demonstration Facility, totaled approximately $6.8 million, $17.7 million and $19.8 million in 2007, 2006, and 2005, respectively. We do not expect to expend significant cash flows on research and development activities in the near term and have mothballed selected research and development facilities as we move into commercialization of our Syntroleum® Process, Synfining and Bio-Synfining™ technologies. We are reviewing how and where best to utilize our research facilities including transferring selected facilities to non-profit organizations. Additionally during 2006 and 2007 we began exploring the applicability of our technologies to renewable energy. We have conducted testing that resulted in the production of research quantities of renewable fuels from a variety of liquid vegetable and animal fat feedstocks.
Intellectual Property
The success of our intellectual property portfolio depends on our ability to foster, invent and develop new ideas, to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success, so we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We protect the Syntroleum® Process and the Synfining® Process primarily through patents and trade secrets. It is our policy to seek protection for our proprietary products and processes by filing patent applications, when appropriate, in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, we acknowledge that commercialization of the Syntroleum® Process may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our GTL, CTL or BTL technologies infringes on the proprietary rights of any third party. However, we can provide no assurance that third parties will not claim infringement by us with respect to past, present or future GTL, CTL or BTL technologies.
We currently own, or have licensed rights to, more than a combined 160 patents and patent applications pending in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Our patents generally begin to expire in 2009 for the initial patents, which were issued in the late 1980s, and in 2017 for most of our patents that have been issued since the late 1990s. Patent rights are granted for a term of 20 years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is not material. In addition to patent protection, we also rely significantly on trade secrets, know-how and technological advances, which we seek to protect, in part, through confidentiality agreements with our collaborators, licensees, employees and consultants. If these agreements are breached, we might not have adequate remedies for the breach. In addition, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.
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

As part of our intellectual property program, we have reviewed a large amount of Fischer-Tropsch patents and prior art literature. In conjunction with outside patent counsel, our technical staff and management have reviewed thousands of existing patents with respect to our own proprietary position and for patent clearance related to specific projects. Together with licensees, we have spent more than $2.5 million to establish a strong patent position, and we do not believe our technology infringes on the valid enforceable patents of others. In addition to this effort, we have developed a large library of technical information related to the Fischer-Tropsch process and we are able to provide easy access to this literature for the entire industry through the website we founded, http://www.fischer-tropsch.org. This website is currently sponsored by Dr. Anthony Stranges (Publications), Professor of History at Texas A&M University.
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
Employees
As of March 1, 2008, we had 24 employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.
Government Regulation
We are subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety. Additionally, our GTL, BTL and CTL plants will be subject to environmental, health and safety laws and regulations of any foreign countries in which these plants are located. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third-party lawsuits. We may be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws. These laws and regulations may also limit or prohibit activities on lands lying within wilderness areas, wetlands or other protected areas.
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
Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL, BTL and CTL plants. GTL, BTL and CTL plants generally will be required to obtain permits under applicable environmental laws of the country in which it is situated, as well as various permits for industrial siting and construction. Emissions from a GTL, BTL or CTL plant will contain nitrous oxides and may require the installation of abatement equipment in order to meet applicable permit requirements. Additionally, GTL, BTL or CTL plants will be required to adhere to laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.
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
Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations and containing or remediating contamination. In the future we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition. We may, in the future, seek to obtain insurance in connection with our participation in the construction and operation of GTL, BTL and CTL plants, if coverage is available at reasonable cost and without unreasonably broad exclusions.
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
Operating Hazards
Operations at our GTL BTL and CTL plants will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. Depending on the frequency and severity of personal injury and property damage incidents, such incidents could affect our operating costs, insurability and relationships with customers, employees and regulators. Any significant frequency or severity of these incidents, or the general level of compensation awards, could affect our ability to obtain insurance and could have a material adverse effect on our business, operating results and financial condition.
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
We have adopted a written Code of Ethics that is applicable to our directors, chief executive officer, principal financial officer, controller and other executive officers. A copy of our Code of Ethics, Audit Committee Charter, and Nominating and Compensation Committee Charters is available on our website at www.syntroleum.com and was included as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 23, 2004. Investors may request a copy of any of these documents at no charge by writing to Karen L. Gallagher, Senior Vice President, Principal Financial Officer and Corporate Secretary, Syntroleum Corporation, 5416 S. Yale, Suite 400, Tulsa, OK 74135. We will disclose any amendments to the Code of Ethics and any waivers to the Code of Ethics for directors and executive officers by posting such information on our website or in a current report on Form 8-K filed with the SEC.
Item 1A. Risk Factors
You should carefully consider the risks described below. The risks and uncertainties described below encompass many of the risks that could affect our company. Not all risks and uncertainties are described below. Risks that we do not know about could arrive and issues we now view as minor could become more important. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose all or part of your investment in us.

Risks Relating to Our Technology
We might not successfully commercialize our technology, and commercial-scale plants based on the Syntroleum® Process or our Technology may never be successfully constructed or operated.
We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. No commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology has been constructed to date. A commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology may never be successfully built either by us or by our licensees. Success depends on our ability and/or the ability of our licensees to economically design, construct and operate commercial-scale plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology. Successful commercial construction and operation of a plant based on the Syntroleum® Process or our Bio-Synfining™ Technology depends on a variety of factors, many of which are outside our control.
Commercial-scale plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.
A variety of results necessary for successful operation of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant or demonstration plant basis. Results that could cause commercial-scale plants based on the Syntroleum® and Synfining® Processes to be unsuccessful include:
•	lower reaction activity than demonstrated in the pilot plant and demonstration plan operations which would decrease the conversion of natural gas into synthesis gas and increase the amount of catalyst, and/or number of reactors required to produce the design synthesis gas rate;

•	lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, thereby increasing operating costs;

•	excessive production of gaseous light hydrocarbons from the FT reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;

•	lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert FT products into finished, marketable fuels;

•	inability of the gas turbines or heaters integrated into the Syntroleum® Process to burn the low-heating-value tail gas produced by the Process, which would result in the need to incorporate other methods to generate horsepower for the compression process that may increase capital and operating costs;

•	inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® Process to produce quantities of quality synthesis gas adequate for economic operation of a CTL or BTL plant; and

•	higher than anticipated capital and operating costs to design, construct and operate a commercial scale plant.
Results that could cause commercial-scale plants based on our Bio-Synfining™ Technology to be unsuccessful include:
•	higher than anticipated catalyst or hydrogen consumption;

•	inadequate removal of feedstock impurities in pre-treatment;

•	lower process yields than that demonstrated in laboratory operations; and

•	higher than anticipated capital and operating costs to design, construct and operate a commercial scale plant.

In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology.
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
Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology could give rise to claims that our technology infringes upon the rights of others.
Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Additional patents may not be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our GTL, CTL, BTL or Bio-Synfining™ Technologies. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.
Commercialization of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. We may not become aware of patents or rights that may have applicability in the GTL, BTL, CTL or renewable fuels industry until after we have made a substantial investment in the development and commercialization of those technologies. Third parties may claim that we have infringed upon past, present or future GTL, BTL, and CTL or renewable fuels technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our co-venturers, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing proprietary GTL, CTL, BTL or renewable fuels technologies competitive with the Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology, have significantly more resources to spend on litigation.

We could have potential indemnification liabilities to licensees relating to the operation of plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology or intellectual property disputes.
Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology were to fail to operate as designed. Generally our license agreements require us to indemnify the licensee, subject to a cap of 50 percent of the license fees we receive, against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology;

•	acts or omissions by us in connection with our preparation of Process design packages for plants; and

•	performance guarantees that we may provide.
Industry rejection of our technology would make the construction of plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology more difficult or impossible and would adversely affect our ability to receive future license fees, product revenue or other economic value.
Demand and industry acceptance for our GTL, CTL, BTL or Bio-Synfining™ Technology are subject to uncertainty. Failure by the industry to accept our technology would make construction of our plants more difficult or impossible, adversely affecting our ability to receive future license fees, product revenue, or other economic value. If any commercial plant based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology were to fail to achieve success, other industry participants’ perception of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology could be adversely affected.
Risks Relating to Products of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology
The U.S. renewable fuels industry is highly dependent on a mix of federal and state legislation and regulation and any changes in legislation or regulation could harm our business and financial condition.
Federal tax incentives make the cost of renewable diesel production significantly more competitive with the price of diesel. Currently, under the Energy Independence Act and the Energy Policy Act of 2005, or EPAct, producers of diesel/renewable diesel blends can claim up to a $1.00 tax credit per gallon. This credit is currently scheduled to terminate on December 31, 2009, and there can be no assurance that it will be renewed on similar terms, if at all. Additionally, producers of naphtha and liquid petroleum gases can claim a separate $0.50 per gallon tax credit. There can be no assurance of this credit’s continued existence, and its elimination would be harmful to our business and financial condition. Finally, these credits and other federal and state programs that benefit renewable diesel generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, which might in the future be the subject of challenges. The elimination or significant reduction in the renewable diesel tax credit or other programs could harm our results of operations and financial condition.
The Energy Independence Act and EPAct established minimum nationwide levels of renewable fuels, which include biodiesel, ethanol and any liquid fuel produced from biomass or biogas, to be blended into the fuel supply. By the year 2022, these standards require that the national volume of renewable fuels to be blended into the fuel supply equal or exceed 36 billion gallons. While these renewable fuel standards should stimulate demand for renewable fuels generally, there can be no assurance of specific demand for renewable diesel. Additionally, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. Environmental Protection Agency, or EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the renewable fuel standards could adversely impact the demand for renewable diesel and may have a material adverse effect on our financial condition and results of operations.
Sufficient markets for the synthetic products of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology or products that utilize these synthetic products, including fuel cells, may never develop or may take longer to develop than we anticipate.
Sufficient markets may never develop for the synthetic products of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology, or may develop more slowly than we anticipate. The development of sufficient markets for the synthetic products of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology may be affected by many factors, some of which are out of our control, including:
•	cost competitiveness of the synthetic products of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology;

•	consumer reluctance to try a new product;

•	environmental, safety and regulatory requirements; and

•	emergence of more competitive products.

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
We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our activities have been funded through a combination of equity and convertible debt financings and the sale of certain assets. As of December 31, 2007, we had approximately $18.4 million of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We believe that we currently have sufficient cash and financing capabilities to meet our funding requirements until the end of 2009. However we will need to obtain additional funding for capital investment related to construction of plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. In addition, we have experienced, and continue to experience, negative operating margins and negative cash flows from operations.
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
If adequate funds are not available, we may be required to reduce, delay or eliminate expenditures for our plant development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.
We need to remain listed on the NASDAQ stock market to be able to access adequate funding from time to time. We face de-listing issues that would impair the liquidity of our stock and our availability to access the capital markets.
On January 25, 2008 we received from The NASDAQ Stock Market a letter indicating that we were not in compliance with the market value minimum requirement for its common stock as set forth in Marketplace Rule 4450(b)(1)(A). We were provided 30 calendar days, or until February 25, 2008, to regain compliance. We were unable to meet this requirement and have requested a hearing to appeal the delisting determination to a Listing Qualifications Panel. Pending this decision, we may apply to transfer our common stock to the NASDAQ Capital Market if it satisfies the requirements for continued listing. We also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). We are provided 180 calendar days, or until July 30, 2008, to regain compliance. During this 180-day period, our shares will continue to trade on The NASDAQ Stock Market assuming our stock is not de-listed for failure to comply with the market value minimum requirement described above. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if we have achieved compliance with the rule. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.

Construction of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will be subject to risks of delay and cost overruns.
The construction of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	difficulty in obtaining necessary permits or approvals.
We have a capital commitment to our joint venture, Dynamic, that requires us to fund our portion of the capital obligation for the plant. This amount is estimated to be $75 million.
We together with our partner, Tyson, must demonstrate in 2008 that we each have the financial resources to complete the first plant, which includes the capital budget for construction and initial operations, estimated to equal $150,000,000 in total. If either party elects not to proceed with the construction of the first plant, then their interest reverts to the other party, who is then free to build the plant. If a member fails to make a capital contribution, it is in default, and its interest is diluted by $1.50 per $1.00 not contributed. The other member(s) can make a loan to the defaulting member at a rate of LIBOR +10% and there is a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at the same rate of $1.00 per $1.00 of the loan. We can not make assurances that will be able to secure financial resources in the time frame allowed by our agreement with Tyson.
We have incurred losses and anticipate continued losses.
As of December 31, 2007, we had an accumulated deficit of $339.5 million. Although we generated net income for 2007, we have not yet achieved profitability from continuing operations and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™Technology or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Syntroleum® and Synfining® Processes and Bio-Synfining™ technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.
Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue funding project development activities. Capital expenditures will depend on progress we make in developing various projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.
If prices for crude oil, natural gas, coal, vegetable oils and fats and other commodities are unfavorable, plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology may not be economical.
Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, vegetable oils and refined products include:
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
We cannot predict the future markets and prices for oil, natural gas, coal or other materials used in the Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology or refined products.
We believe that the Syntroleum® and Synfining® Processes can be cost effective for GTL plants with capacities from 17,000 to over 100,000 b/d depending upon the amount of oil, condensate, and LPG that is produced along with the natural gas. We believe that the Syntroleum® and Synfining® Processes can be economic for GTL, BTL and CTL plants given the current world crude oil prices. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Although world crude oil prices were approximately $92 per barrel in December 2007, crude oil prices could return to such low levels (i.e., $10 per barrel) in the future.
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
Adverse operating conditions could prevent plants based on the Syntroleum® Process or Bio-Synfining™ technology from operating economically.
The economic application of Syntroleum® and Synfining® Processes and Bio-Synfining™ technologies depends on favorable plant operating conditions. Among operating conditions that impact plant economics are the site location, infrastructure, weather conditions, size of equipment, quality of the feedstock, type of plant products and, in the case of GTL plants, whether the natural gas converted by the plant is associated with oil reserves. For example, if a plant were located in an area that requires construction of substantial infrastructure, plant economics would be adversely affected. Additionally, plants that are not designed to produce specialty products or other high margin products, and plants that are not used to convert natural gas that is associated with oil reserves, will be more dependent on favorable natural gas and oil prices than plants designed for those uses.
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
Our Bio-Synfining™ renewable fuels production is dependant on feedstock fats and vegetable oils, which are derived from fats, yellow and brown greases and agricultural commodities such as soybeans. The price of feedstock is influenced by market demand, weather conditions, processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. A significant reduction in the supply of these commodities could result in increased feedstock fat or vegetable oil costs, which would thus increase our cost to produce renewable fuels. The significance and relative impact of these factors on the price of these feedstock fat or vegetable oil commodities is difficult to predict. Any events that tend to negatively impact the supply of feedstock fat or vegetable oil commodities will tend to increase prices and harm our business.
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
Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a plant based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology or to pursue alternative technologies.
Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. To date, no licensee of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology has exercised its right to obtain a site license. Under most circumstances, a licensee will need to undertake substantial activities and investments before we issue any plant site licenses and receive license fees. These activities may include performing feasibility studies, obtaining regulatory approvals and permits, obtaining preliminary cost estimates and final design and engineering for the plant, obtaining a sufficient dedicated supply of feedstock, obtaining adequate commitments for the purchase of the plant’s products and obtaining financing for construction of the plant. A licensee will control the amount and timing of resources devoted to these activities. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will depend on a variety of factors outside our control, including the prevailing view of price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to Tyson in the limited liability company agreement relating to Dynamic.
Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.
We depend to a large extent on the performance of our executive officers, including Edward G. Roth, our Chief Executive Officer, Karen L. Gallagher, our Senior Vice President of Finance and Principal Financial Officer. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. As such, retention agreements with key employees were put in place in December, 2006. At December 31, 2007, we had 27 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.

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
We intend to, and believe our licensees will, utilize third-party component manufacturers in the design and construction of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. If any third-party manufacturer is unable to acquire raw materials or provide components of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology in commercial quantities in a timely manner and within specifications, we or our licensees could experience material delays or construction or development plans could be canceled while alternative suppliers or manufacturers are identified. We have no experience in manufacturing and do not have any manufacturing facilities. Consequently, we will depend on third parties to manufacture components for plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. We have conducted development activities with third parties for our proprietary catalysts and other equipment, including turbines that may be used in the Syntroleum® Process and Bio-Synfining™ Technology, and other manufacturing companies may not have the same expertise as these companies.
We also intend to utilize third parties to provide engineering services in connection with our efforts to commercialize the Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology. If these engineering firms are unable to provide requisite services or performance guarantees, we or our licensees could experience material delays or construction plans could be canceled while alternative engineering firms are identified and become familiar with the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. We have limited experience in providing engineering services and have a limited engineering staff. Consequently, we will depend on third parties to provide necessary engineering services, and these firms may be asked by licensees or financial participants in plants to provide performance guarantees in connection with the design and construction of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology.
Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.
We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:
•	timing of any construction by us or our licensees of plants;

•	demand for licenses of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology and receipt and revenue recognition of license fees;

•	oil and gas prices;

•	coal prices;

•	fat and vegetable oil prices;

•	timing and amount of research and development expenditures;

•	demand for synthetic fuels and specialty products;

•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;

•	availability of insurance;

•	market acceptance of new technologies; and

•	general economic conditions.

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
We are subject to extensive laws relating to the protection of the environment, and these laws may increase the cost of designing, constructing and operating our plants based on the Syntroleum® Processes or our Bio-Synfining™ Technology or affect demand for the products of these plants.
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
Further acts of terrorism in the United States or elsewhere could occur. These developments and similar future events may cause instability in the world’s financial and insurance markets and could significantly increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil and natural gas. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own a nominal two b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. This lease expires in May 2022, and annual lease payments total approximately $9,000. This pilot plant was mothballed in 2006.
We previously leased 4,500 square feet of laboratory space, which had lease payments of approximately $45,000 per year through June 2011. We were released from our lease obligation in February of 2008 as the lab equipment was sold to Emerging Fuels Technology, LLC.
We previously owned a 24,000 square-foot corporate office and technology center located on approximately 25 acres in Tulsa. This facility was sold in March of 2008. The Company leased a new corporate facility in Tulsa, Oklahoma. The lease expires in 2011 and provides for payments of approximately $92,400 annually.
We previously leased office space in Houston, Texas, under a lease that expired in November 2007 and provided for payments of approximately $68,000 per year. This lease was not renewed in 2008 and all personnel are now housed in the corporate facility in Tulsa, Oklahoma.
We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we have constructed a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” We added additional equipment to the project for our own work outside of the scope of the DOE Catoosa Project. This lease runs through May 2011 and the rent expense is approximately $47,000 annually. This demonstration plant was mothballed in 2006.
Scout is subject to contingent obligations under leases and other instruments incurred in connection with real estate activities and other operations. See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices. Our common stock is traded on the National Market System of the NASDAQ Stock Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2007 and 2006.

	Sales Price
	High	Low
Year Ended December 31, 2007:
First Quarter	$3.81	$2.96
Second Quarter	$3.57	$2.76
Third Quarter	$2.79	$1.60
Fourth Quarter	$1.80	$0.80

	Sales Price
	High	Low
Year Ended December 31, 2006:
First Quarter	$11.85	$7.83
Second Quarter	$8.30	$4.82
Third Quarter	$6.05	$3.96
Fourth Quarter	$4.91	$2.45
Record Holders. The 62,574,207 shares of our common stock outstanding at March 1, 2008, were held by approximately 1,200 record holders (including brokerage firms and other nominees).
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
Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including publicity regarding actual or potential results with respect to development of the Syntroleum® Process and design, construction and commercial operation of plants using our process, announcements of technological innovations by others with competing GTL processes, developments concerning intellectual property rights, including claims of infringement, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock.
We are required to maintain standards for listing of our common stock on the National Market System of the NASDAQ Stock Market, and we cannot assure you that we will be able to do so. On January 25, 2008 we received from The NASDAQ Stock Market a letter indicating that we were not in compliance with the market value minimum requirement for its common stock as set forth in Marketplace Rule 4450(b)(1)(A). We were provided 30 calendar days, or until February 25, 2008, to regain compliance. We were unable to meet this requirement and have requested a hearing to appeal the delisting determination to a Listing Qualifications Panel. Pending this decision, we may apply to transfer our common stock to the NASDAQ Capital Market if it satisfies the requirements for continued listing. We also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). We are provided 180 calendar days, or until July 30, 2008, to regain compliance. During this 180-day period, our shares will continue to trade on The NASDAQ Stock Market assuming our stock is not de-listed for failure to comply with the market value minimum requirement described above. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if we have achieved compliance with the rule. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.
Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 15 percent of the outstanding shares of our common stock as of March 1, 2008. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.
Issuer Repurchases of Equity Securities
Neither we nor anyone acting on our behalf of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2007.
Equity Compensation Plans
The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(excluding securities
	Warrants and Rights	Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)(2)(3)	6,301,967	$7.65	1,573,000

Equity Compensation Plans Not Approved by Security Holders (4)(5)(6)	5,258,000	$2.63	4,597,449

Total	11,559,967	$5.10	6,170,449

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan and the Stock Option Plan for Outside Directors.

(2)	Includes 346,253 shares to be issued upon exercise of options with a weighted average exercise price of $12.45 that were granted under our 1993 Stock Option and Incentive Plan and our Stock Option Plan for Outside Directors assumed by us in connection with the merger of Syntroleum Corporation and SLH Corporation on August 7, 1998, which were approved by our stockholders.

(3)	Includes up to 141,250 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6. 40 and $7.98 per share for warrants issued since March 1, 2004. The issuance of warrants to purchase up to 500,000 shares of our common stock has been approved by our stockholders.

(4)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The rights to exercise the options and purchase 333,334 shares vested on October 1, 2002, the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2003, and the rights to exercise the options and purchase an additional 333,333 shares vested on October 1, 2004. The ability to exercise the options will terminate upon the earliest of: (a) the tenth anniversary of the date of the grant.

(5)	On February 3, 1999, we granted options to purchase 8,000 shares of common stock at exercise prices of $6.88, to a Business Development Consultant. The rights to exercise the options and purchase shares vest in three equal installments each year on the anniversary of each grant.

(6)	The Company has registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2007, the Company had issued 152,551 shares under this Plan.

Performance Graph
The following performance graph compares the performance of our common stock during the period beginning on December 31, 2002 and ending on December 31, 2007 to the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) and an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.
VALUE OF $100 INVESTMENT
ASSUMING REINVESTMENT OF DIVIDENDS AT DECEMBER 31, 2002, AND
AT THE END OF EVERY FISCAL YEAR, AND THROUGH DECEMBER 31, 2007

$600
$500
$400
$300
$200
$100
$0
12/2002
12/2003
12/2004
12/2005
12/2006
12/2007

	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
SYNTROLEUM	$100.0	$249.7	$464.2	$522.0	$200.0	$50.9
NASDAQ COMPOSITE	$100.0	$149.5	$162.7	$166.2	$182.6	$198.0
NASDAQ NONFINANCIAL STOCK	$100.0	$153.1	$165.1	$168.8	$185.2	$210.0

SYNTROLEUM NASDAQ COMPOSITE NASDAQ NONFINANCIAL STOCK

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	16,472	2,700	464	5,682	5,056
Operating income (loss)	(10,362)	(28,506)	(25,310)	(22,256)	(21,184)
Investment, interest, other income (expense), foreign currency, taxes and minority interest	518	436	3,473	94	8
Income (loss) from discontinued operations	13,595	(26,555)	(19,557)	(20,388)	(13,462)

Net income (loss)	$3,751	$(54,625)	$(41,394)	$(42,550)	$(34,638)
Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.17)	$(0.50)	$(0.41)	$(0.51)	$(0.61)
Income from discontinued operations	$0.23	$(0.48)	$(0.36)	$(0.47)	$(0.39)
Net income (loss)	$0.06	$(0.98)	$(0.77)	$(0.98)	$(1.00)

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$22,401	$29,199	$46,095	$22,625	$10,795
Total assets	32,291	43,937	89,795	44,751	67,235
Current maturities of debt and deferred credit	—	—	—	—	13,546
Convertible debt	—	27,641	25,925	24,221	21,842
Deferred revenue	22,578	21,840	20,952	21,702	38,273

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Our current focus is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Our operations to date have consisted of the research and development of the Syntroleum® Process designed to convert natural gas into synthetic liquid hydrocarbons, GTL, and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal, CTL, or bio-feedstocks, BTL, into these same high quality products. The Company is centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology.
Operating Revenues
During the periods discussed below, our revenues were primarily generated from licensing revenue from Marathon, reimbursement for research and development activities associated with the Syntroleum® Process and sales of products for testing purposes. We have also received revenues for engineering services rendered for the process design package for Dynamic. In the future, we expect to receive revenue from sales of engineering technical services, products or fees or royalties for the use of GTL, BTL and CTL plants in which we will own an equity interest, demonstration plant product sales, licensing and royalty fees and the sale of catalyst.
Until the commencement of commercial operation of our Dynamic Fuels facility located in Geismar, Louisiana or until commercial operation of another GTL, BTL or CTL plant in which we own an interest, we expect that cash flow relating to the -Synfining™ Process or Syntroleum® Process will consist primarily of revenues associated with technical services provided by our engineers. Upon commercial operations of our Dynamic facility we will receive royalty fees based on the production of the facility. Commercial operations are expected to begin in the second half of 2010. We expect to receive additional profits from the operations of the facility based on our proportionate equity ownership of the plant. We will not receive additional license fees until we enter into additional license agreements or existing licensees develop commercial plants. Our future operating revenues and investments in projects will depend on the successful commercial construction and operation of the Dynamic Fuels facility or other GTL, BTL or CTL plants based on the Syntroleum® Process, the success of competing GTL technologies, and other competing uses for natural gas, biomass or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, animal fats, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.
We continue to incur substantial operating expenses with respect to commercializing the Syntroleum® Process and the Bio-Synfining™ and Synfining® Process and do not anticipate recognizing any significant revenues or investments in projects from production from our Bio-Synfining™ facility until 2010. We do not anticipate recognizing any significant revenues or investments in projects from production from either a GTL, BTL or CTL fuel or specialty plant or from licensing our technology in the near future. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from licensing activities or commercial operations of the Bio-Synfining™ facility or the commercial operations of GTL, BTL and CTL plants.
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

We have also recognized depreciation, depletion and amortization expense related to office and computer equipment, buildings and leasehold improvements and patents. We have incurred significant costs and expenses over the last several years as we have expanded our research and development, engineering and commercial activities. In the third quarter of 2006 with the completion of our research and development efforts related to running the CDF and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce and focusing on cost minimization. In the fourth quarter of 2007, we completed all other research and development activities, including all laboratory work. We once again reduced our work force and focused on cost minimization. Our current workforce has decreased by 34 employees during 2007 to 27 employees as of December 31, 2007. These employees include research and development employees and general and administrative employees. We anticipate these cost saving measures implemented in the fourth quarter of 2007 and in 2006 to have a significant favorable impact on operating expenses on a go-forward basis. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. We paid in full a significant portion of the severance payments related to our staff reduction by the end of 2007. We plan to continue to monitor our expenditures with regards to general and administrative expense throughout 2008 as well. Our operating expenses are not expected to increase further within the near future.
We have incurred costs related specifically to the development and design of the Bio-Synfining™ and Syntroleum® Process. These costs, which relate primarily to engineers, outside contract services for initial engineering, design, and development are included in engineering costs in our consolidated statements of operations.
If we are successful in developing a Bio-Synfining™ plant in which we own an interest, we expect to incur significant expenses in connection with our share of the engineering design, construction and start-up of the plant. These expenses are expected to be $75 million for the Dynamic facility. Upon the commencement of commercial operations of a plant, we will incur our share of cost of sales expenses relating primarily to the cost of feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of a Bio-Synfining™ plant, we expect the plant will incur significant depreciation and amortization expense in the future.
Discontinued Operations
Research and Development
Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses were associated with the development of our Syntroleum® Process. The Catoosa Demonstration Facility expenses include costs to construct, maintain, and operate the facility for further research and development as well as for demonstrations for licensees and other customers. Research and development expenses include costs to operate our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our front-end engineering and design program on the respective projects. We also capitalize any costs associated with a project that would have economic value for future projects. We have incurred costs related specifically to the development of the Syntroleum® Process.
We commenced operations at the Catoosa Demonstration Facility in the first quarter of 2004, with production of the initial finished fuels occurring on March 4, 2004. We have produced all of our contractual commitments to the DOE and have delivered all of the required fuels to a fuels testing facility in Detroit, Michigan, Denali National Park in Alaska, the University of Alaska in Fairbanks and the Washington D.C. Area Metropolitan Transit Authority. In September 2006, the Company completed the production of our contract committed volume of fuels to the United States Department of Defense. In addition, we also successfully completed the longest run of our catalyst testing activity at the Tulsa Pilot Plant. We suspended operations at both facilities.
Our laboratory facilities have performed analysis on all of our finished products produced from our demonstration facilities as well have quantified over 80 types of animal fat, greases and oils as feedstock for our Bio-Synfining™ process. These facilities have also enhanced our catalyst through continued testing. Based on these activities we believe our diesel fuel produced from the FT and Bio-Synfining™ processes is inherently cleaner with many benefits over diesel refined from petroleum. As our technology is complete and documented, we have suspended operations at our laboratory facilities and have disposed of these facilities in 2008.
All revenues and costs associated with these activities such as facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility totaled $6.8 million, $17.7 million and $19.8 million in 2007, 2006, and 2005, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Other costs associated with the construction of the Catoosa Demonstration Facility include the funding provided by Marathon are also included in discontinued operations, this includes interest expense and gain on extinguishment of debt.

We have also reported our Technology Center as “Property and Equipment Held for Sale” in the Consolidated Balance Sheets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We sold this facility in March 2008. We have impaired the building to the agreed upon price less closing transaction costs resulting in a $453,000 impairment expense for the year ended December 31, 2007.
International Oil and Gas
Our international oil and gas activities have primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, we decided to exit our international oil and gas activities due to limited access to capital requirements. We sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The sale was effectuated through a sale share and purchase agreement which was entered into pursuant to a letter of intent dated November 30, 2006. As consideration for the sale, AEERL paid us a $2 million nonrefundable deposit on December 12, 2006. AEERL was to pay us $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL receives from each of the Ajapa and Aje interests (neither well currently producing), and $3 million if third party farmees enter into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2,000,000 of this balance on March 30, 2007 and $1,000,000 on May 9, 2007. On October 31, 2007, we entered into an agreement with African Energy Partners (“AEP”) to acquire a portion of the debt and interest owed to us by AAERL in the amount of $2,000,000. On March 3, 2008 we received the remaining balance of $5,172,000 plus accrued interest and legal fees incurred in connection with collection of the debt on March 3, 2008. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached.
Based on the $7 million proceeds received and the $5.7 million receivable as of December 31, 2007, we recognized a gain on the sale of these entities for the year ended December 31, 2007 of $10,078,000 which is reflected in “Gain (loss) on discontinued operations” in the Consolidated Statement of Operations for the year ended December 31, 2007. Certain other costs associated with the closing of the entity have been incurred and is netted against the total gain in the Consolidated Statement of Operations. The remaining receivable due of $5,172,000 plus accrued interest was received on March 3, 2008. We recognized depreciation, depletion, amortization and impairment expense of $0, $4,783,000 and $4,375,000 for the years ended December 31, 2007, 2006 and 2005, respectively, based on impairment evaluation under the full cost method of accounting. The fair value of the international oil and gas assets was determined using the full cost ceiling test. As of December 31, 2007, the receivable of $5,172,000 was classified as “Current assets of discontinued operations” in the Consolidated Balance Sheet and all significant obligations associated with the international oil and gas operations have been fulfilled and no liabilities are recorded. The international oil and gas assets and liabilities are classified as held for sale as of December 31, 2006. Net international oil and gas properties classified as held for sale is $1,750,000 as of December 31, 2006.
We incurred interest expense of approximately $0 in 2007, $1,457,000 in 2006 and $165,000 in 2005 related to the amortization of the debt issuance costs related to the Stranded Gas Venture. The purpose of the Stranded Gas Venture was to fund oil and gas upstream activities. We included these costs in discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.
Domestic Oil and Gas
We were pursuing gas monetization projects in which we were directly involved in gas field development using available gas processing technologies from third parties. We completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on the results of this evaluation. We recorded depreciation, depletion, amortization and impairment expense of $3,783,000 related to these properties and the associated gas processing plant and equipment during the year ended December 31, 2005. We sold certain leasehold acres during 2005 for $1,000,000. The remaining leasehold acreage, including the wells and equipment, sold for $522,000 in January 2006. We have actively sought prospects for sale of our gas processing plant and related equipment and completed the sale in 2008 in the amount of $95,000. Net domestic oil and gas properties and equipment classified as held for sale is $0 and $610,000 for the year ended December 31, 2007 and 2006, respectively and the results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the years ended December 31, 2007, 2006 and 2005 in accordance with SFAS No. 144.

Significant Developments During 2007
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility will be located in Geismar, Louisiana and produce approximately 75 million gallons per year of renewable synthetic fuels from 569 million pounds per year of feedstock beginning in 2010. Total project cost is currently estimated to be approximately $158.5 million, of which $135 million is for the plant itself, $15 million working capital and $8.5 million in engineering and project development costs. $8.5 million has been committed and funded prorata by Tyson and Syntroleum. We secured a $12 million capital commitment in November 2007 as part of our initial funding efforts. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.
Tyson is responsible for supplying feedstock to the plant, which can range from high quality canola or soy vegetable oils to fats and greases, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price for the feedstocks. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage compared to users of soybean oil feedstock. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 77% diesel, 13% naphtha and 10% liquefied petroleum gases (based on annual gallons of feedstock), although actual production will depend upon market conditions and other factors. We expect that Dynamic will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $.50 per gallon for naphtha and liquefied petroleum gases produced.
Based upon current pricing of the feedstock slate expected to be delivered by Tyson and the natural gas used in the Bio-Synfining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Bio-Synfining™ plant, if it were operating today, to be feedstock costs of approximately $1.99 per gallon and operating costs (excluding depreciation) of $0.38 per gallon of feedstock. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from Syntroleum. Our capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. This initial capital contribution was used in part to evaluate potential sites and to complete the process design package by our engineering staff.
As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Bio-Synfining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.

Demonstration Activities
DOE Catoosa Project. The DOE awarded a contract in 2001 to Integrated Concepts and Research Corporation to provide funding for the DOE Ultra Clean Transportation Fuels Project for which we provided the ultra clean fuels (“DOE Catoosa Project”). In May 2002, we signed a participation agreement with Marathon in connection with this project that included the relocation of certain modules from our Cherry Point GTL facility at ARCO’s refinery in Washington State to the Tulsa Port of Catoosa near Tulsa, Oklahoma. These modules formed the basis of our Catoosa Demonstration Facility, a demonstration facility designed to produce up to approximately 70 b/d of synthetic products and demonstrate commercial scale-up of the Syntroleum and Synfining® Processes. The facility was mechanically completed and dedicated on October 3, 2003, and we achieved startup and commenced fuel deliveries in the first quarter of 2004. The fuels from this facility were tested by others in advanced power train and emission control technologies, and the fuels were also tested in bus fleets by the Washington Metropolitan Area Transit Authority and the U.S. National Park Service at Denali National Park in Alaska. Outside the scope of the DOE Catoosa Project and at our own cost, we installed additional facilities at the Catoosa Demonstration Facility for the purpose of further demonstrating our technology and operational capabilities.
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
DOD Projects. Congress appropriated $2.0 million for Phase II development of our proposed Flexible JP-8 single battlefield fuel Pilot Plant Program under fiscal year 2004 DOD appropriations legislation. We received approximately $950,000 under the appropriation. Phase II included expanded engineering and design work for fuel production systems and further single battlefield fuel characterization and demonstration work. Finalization of our contracts occurred in the fourth quarter of 2004 and we began work at that time. We recognized joint development revenue from this project of $0, $250,000 and $435,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The project was completed in September of 2006.
In August 2004, Congress appropriated $4.5 million for Phase III development of our Flexible JP-8 single battlefield fuel Pilot Plant Program under the DOD fiscal 2005 appropriations legislation. We received approximately $2.8 million under the appropriation. Phase III of this program includes expanded engineering and design work for single battlefield fuel production systems for a marine environment and further single battlefield fuel characterization and demonstration work for all branches of the military. We recognized joint development revenue from this project of $498,000, $740,000 and $747,000 for the years ended December 31, 2007, 2006 and 2005 respectively. We completed this contract in September of 2007.
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
Following on the success of our delivery to the Department of Defense of the Syntroleum S-8 aviation grade FT research fluid, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Bio-Synfining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. We expect that the Syntroleum® R-8 produced by our Bio-Synfining™ Technology will exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. If successful, we anticipate further requests for evaluation of Syntroleum® R-8 produced by our Bio-Synfining™ Technology as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel. We recognized approximately $220,000 in revenue from the sale and labor associated with this contract for the year ended December 31, 2007.

DOT Fuel Evaluation Program. In November 2005, the DOT awarded an agreement with ICRC to provide funding for demonstration of the operating performance benefits and development of the market acceptance of Ultra-Clean Fischer-Tropsch diesel fuels in transit bus fleet covering a range of climates. Oklahoma and Alabama transit bus fleets were provided with awards to purchase, demonstrate and test our S-2 FT diesel fuel. The Alaskan transit bus fleet was also given an award to purchase, demonstrate and test our S-1 arctic-grade FT diesel fuel. We expect to receive approximately $1.0 million in revenue related to fuel sales and labor for this program. We recognized revenues related to this project of $144,000, $334,000 and $364,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Coal Derived Synthesis Gas. In November 2005, we announced that we had entered into an agreement with another company to conduct laboratory-scale demonstration of our Fischer-Tropsch (FT) catalyst with coal-derived synthesis gas produced at an established gasification facility. This testing program with Eastman Chemical Company successfully demonstrated the effectiveness of the Syntroleum FT catalysts with proven coal-derived synthesis gas clean-up and treatment processes for use in a CTL application. The testing program, funded 100% by us began in December of 2005 and continued through mid-2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using our technology. The demonstration proved that F-T wax made from coal has the same superior synthetic Fischer-Tropsch qualities as that made from natural gas. The demonstration also proved that our proprietary cobalt-based catalyst performs robustly under real-world CTL conditions.
Results of Operations
Consolidated Results for the Years Ended December 31,

Revenues	2007	2006	2005
	(in thousands)
Licensing Revenue from Marathon	$13,665	$—	$—
Technical Services Revenue	1,948	—	—
Other Revenue	859	2,700	464

Total Revenues	$16,472	$2,700	$464

2007 vs. 2006
Licensing Revenue from Marathon. Licensing revenue was $13,665,000 for the year ended December 31, 2007 related to the new Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. There was no licensing revenue for the years ended December 31, 2006 and 2005. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services Revenue. Revenues from contracted engineering services for a process design package for Dynamic and other separately contracted engineering services for technical work were $1,948,000 for the year ended December 31, 2007. There was no revenue received from technical services for the years ended December 31, 2006 and 2005. We expect to continue to earn revenues for the process design package for Dynamic in 2008 as well as we will provide additional engineering services to other customers on an individual contract basis.
Other Revenue. Other revenues were $859,000 in 2007 compared to $2,700,000 in 2006. These revenues consisted of GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation of approximately $144,000 in 2007 compared to $334,000 in 2006. We will continue to deliver fuels under this contract in 2008 similar to the 2007 volume delivery. In 2007, we also received payment for initial testing of 500 gallons of renewable jet fuel in the amount of $220,000. We will receive additional funds under this contract in 2008. In 2006 we completed the delivery of 104,000 gallons of S-8 synthetic diesel to the DOD for testing in aircraft and vehicle engines in 2006 related to a DOD fuel delivery contract completed in 2006 in the amount of approximately $2,300,000. We have nearly sold all of our Fischer Tropsch fuel from our demonstration facility and have remaining amounts left to fulfill current contracts.
2006 vs. 2005
Other Revenue. Other revenues were $2,700,000 in 2006 compared to $464,000 in 2005. These revenues consisted of delivery of 104,000 gallons of S-8 synthetic diesel to the DOD for testing in aircraft and vehicle engines in 2006 related to a DOD fuel delivery contract completed in 2006 in the amount of approximately $2,300,000. We have recognized GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation of approximately $334,000 and $364,000 in 2006 and 2005, respectively. We have also recognized GTL fuel sales for shipments to various customers for further research on fuel capabilities in 2006 and 2005.

Operating Costs and Expenses	2007	2006	2005
	(in thousands)
Engineering	5,753	3,381	2,665
Depreciation, depletion, amortization	745	816	686
Non-cash equity compensation	4,980	7,859	4,686
General and administrative and other	15,356	19,150	17,737

Total Operating Costs and Expenses	$26,834	$31,206	$25,774

2007 vs. 2006
Engineering Expense. Expenses from engineering activities were $5,753,000 in 2007 compared to $3,381,000 in 2006. The increase in expenditures resulted primarily from:
•	increased expenditures associated with outside engineering firms for work on mechanical reactor designs,

•	increased salaries and wages and for the engineering group based on current market prices,

•	and retention bonuses were paid and accrued for in 2007 as an incentive to retain key engineers.
Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees and consultants totaled $4,980,000 in 2007 compared to $7,859,000 in 2006. The decrease resulted primarily from performance related vesting of restricted stock awards for executives based on achieving certain milestones associated with the Bio-Synfining™ Technology project resulting in lower grant date fair values and expense previously recognized reversed out for modifications to performance/market based stock options. Due to the decreased number of employees and management’s plan to grant restricted stock awards with performance vesting, non-cash equity compensation expense is expected to continue this decrease in expense in 2008.
General and Administrative and Other. General and administrative expenses for 2007 were $15,356,000 compared to $19,150,000 in 2006. The decrease resulted primarily from:
•	significant reductions in professional fees such as attorney fees and business development consulting fees;

•	a reduction in general and administrative staffing expenses, such as, communications expenses, general office costs and employee benefits;

•	a reduction in travel expenditures;

•	a reduction in liability and director and officer insurance premiums, but

•	decreases were offset by increased severance and retirement expense for several executive officers in accordance with individual retirement or separation agreements with the Company.
Continued monitoring of general and administrative expenses will occur throughout 2008 and we expect to continue to see declines in these expenditures, including employee expenditures and termination expenses.
2006 vs. 2005
Engineering Expense. Expenses from engineering activities were $3,381,000 in 2006 compared to $2,665,000 in 2005. The increase in expenditures resulted primarily from studies and documentation by outside engineering firms for the process design of a GTL plant and increased salaries for the engineering group related to market prices.
Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees and consultants totaled $7,859,000 in 2006 and $4,686,000 in 2005. The increase resulted primarily from the adoption of SFAS 123(R), Share-Based Payment, and the continuing effect of SFAS 123(R) for new employee grants, which changes the valuation technique for all share based compensation for employees and requires that value of the shares to be expensed, and higher restricted stock-based compensation in 2006 when compared to 2005.
General and Administrative and Other. General and administrative expenses for 2006 were $19,150,000 compared to $17,737,000 in 2005. The increase resulted primarily from:
•	increased expenses in 2006 related to business development professional consultants and higher insurance premiums in 2006,

•	increased travel expenses associated with international business development efforts, and

•	settlement of dispute with a vendor in 2005 that resulted in the reversal of a $680,000 contingency accrual.

Other Income and Expenses	2007	2006	2005
	(in thousands)
Investment and Interest Income	$1,454	$2,528	$2,554
Other Income (Expense)	(327)	(1,200)	174
Foreign Currency Exchange	(1,315)	(892)	745
Minority Interest	706	—	—
Income (Loss) From Discontinued Operations	13,595	(26,555)	(19,557)

2007 vs. 2006
Investment and Interest Income. Investment and interest income was $1,454,000 in 2007 compared to $2,528,000 in 2006. This decrease in investment and interest income is due to a lower average cash balance in 2007 compared to the average balance in 2006. A majority of investment and interest income is generated from money market accounts with our current cash balances. We expect to see decreased returns in 2008 as well, due to a lower average cash balance and decreasing interest rates.
Other Income (Expense) and Foreign Exchange. Other income (expense), including foreign exchange loss, was expense of $1,642,000 in 2007, compared $2,092,000 during 2006. The decrease in expense resulted primarily from other expense of $1,200,000 related to financing costs previously capitalized that were expensed in 2006 offset by increased foreign currency losses recorded in 2007 due to the decreased value of the U.S. Dollar. An additional expense was incurred in 2007 resulting from our investment in Dynamic. Dynamic losses result from project development, site selection, equipment evaluation, and government relations. We expect the joint venture to capitalize costs associated with the construction of the plant and expect to see income from this investment in 2010.
Income (Loss) from Discontinued Operations. Income from discontinued operations was $13,595,000 in 2007 compared to a loss of ($26,555,000) in 2006. The increase in income resulted from:
Oil and Gas
•	international oil and gas gains of $10,078,000 recognized for the sale of stock in our Nigerian subsidiary for our interests in Aje and Ajapa assets in 2007, $5,766,000 of this gain was collected in March of 2008,

•	offset by the domestic oil and gas impairment expense in the amount of $604,000 related to the gas processing plant and related equipment held for sale throughout 2007,

•	this compares to amortization expense of $1,457,000 related to the termination of the stranded gas venture in 2006, and

•	an increase in impairment for domestic oil and gas assets sold in January of 2006.
Research and Development
•	decrease in expenditures for research and development activities associated with the demonstration plants due to completion of operations of plants offset by increased expenditures associated with laboratory facilities, personnel and termination expenditures in 2007 resulting in expenditures associated with activities of $6,813,000 compared to;

•	expenditures of $17,748,000 for activities at both pilot plant facilities for nine months of the year and additional expenses associated with increased staffing levels for operation of demonstration facilities in 2006; and

•	a one time gain in 2007 resulting from the extinguishment of debt related to the Marathon note for the construction of the demonstration facility in the amount of $11,793,000 contributed to the income recognized in 2007.
We do not expect to incur significant expenses related to our oil and gas activities in the future. We do not expect to incur significant expenses related to our research and development activities in the future as all liabilities associated with the discontinuance of activities have been incurred in 2007.
2006 vs. 2005
Investment and Interest Income. Investment and interest income was $2,528,000 in 2006, compared to $2,554,000 in 2005.
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
Loss from Discontinued Operations. Loss from discontinued operations was $(26,555,000) in 2006 and $(19,557,000) in 2005. The increase in the loss resulted from:
Oil and Gas
•	the absence of $3,556,000 gain recognized in 2005 from conveyance of a portion of our participating interest in the Aje field,

•	amortization expense of $1,457,000 related to the termination of the stranded gas venture in 2006 compared to $165,000 in 2005, and

•	higher impairment in 2005 due to impairment of domestic oil and gas assets that were sold in January 2006.
Research and Development
•	expenditures for research and development activities in 2006 and 2005 were $17,748,000 and $19,779,000, respectively,

•	the 2005 expenditures were offset by the recognition of revenue of previously deferred revenue related to fuel delivery commitment associated with the DOE Ultra Clean Fuels Demonstration project in the amount of $5,798,000.

Net Income (Loss)	2007	2006	2005
	(in thousands)
Net Income (Loss)	$3,751	$(54,625)	$(41,394)
2007 vs. 2006
In 2007, we experienced a net income of 3,751,000 compared to a net loss of $54,625,000 in 2006. The increase in net income relates primarily to factors stated above, including decreases in operating expenses, recognition of Marathon licensing revenue, recognition of a gain on the extinguishment of debt, and gains recognized for the sale of our Nigerian assets compared to lower joint development revenues coupled with increased general and administrative expenses and other income (expense) in 2006.
2006 vs. 2005
In 2006, we experienced a net loss of $54,625,000 compared to a net loss of $41,394,000 in 2005. The increase in net loss relates primarily to factors stated above, including lower joint development revenues coupled with increased general and administrative expenses, other income (expense), and foreign currency when compared to 2005.
Liquidity and Capital Resources
General
As of December 31, 2007, we had $18,405,000 in cash. Our current liabilities totaled $2,631,000 as of December 31, 2007.
At December 31, 2007, we had $420,000 in accounts receivable outstanding relating to our Technical Services provided to Dynamic and GTL fuel sales and $5,766,000 in accounts receivable relating to the sale of stock in our Nigerian subsidiary for the interests in our international oil and gas assets. We believe that all of the receivables currently outstanding will be collected and have collected the receivable related to our oil and gas assets in March of 2008 and therefore we have not established a reserve for bad debts.
Cash flows used in operations were $23,078,000 during the year ended December 31, 2007, compared to $35,807,000 during the year ended December 31, 2006. The decrease primarily results from lower cash used in discontinued operations of research and development associated with the demonstration plants activities in 2007 when compared to 2006. Cash flows associated with continuing operations remained relatively the same compared to 2006. The decreases in cash flows associated with 2007 expenses were offset by employee termination expenditures in connection with our reduction in force. We expect 2008 cash flows used in continuing operations to decrease based on our current expenditures rate and significantly lower cash expenditures associated with employee terminations. Future cash flows to be used in discontinued operations are expected to be minimal and relate to the dismantlement of and closure of all research and development facilities.
Cash flows provided by investing activities were $1,484,000 during the year ended December 31, 2007, compared to cash flows used in investing activities of $419,000 during the year ended December 31, 2006. The change was primarily related to the receipt of payments of $5,000,000 from AEERL, offset by the investment in Dynamic of $4,250,000 in 2007, compared to the increase of oil and gas capital expenditures in 2006, offset by the receipt in 2006 of proceeds of $1,802,000 for a note receivable. We received an additional $5,172,000 for the sale of the stock of the subsidiaries that held our interests in Ajapa and Aje fields to AEERL in March of 2008. The Company expects to invest significant amounts into Dynamic in 2008 and 2009. The Company is currently exploring alternatives for sources of funds for this investment.
Cash flows provided by financing activities were $6,534,000 during the year ended December 31, 2007, compared to $34,000 provided by financing activities during the year ended December 31, 2006. The change in cash flows was primarily due to net proceeds received from a draw-down of $12,800,000 under our Common Stock Purchase offset by payments to Marathon for early repayment of discounted debt and payments to joint venturers in connection with termination of the Stranded Gas Venture.

We have expended a significant amount of funds on the research and development of the Syntroleum® Process and Bio-Synfining™ Technology, and will continue to spend significant amounts to market the Syntroleum® Process, the Synfining® Process and Bio-Synfining™ Technology, to design and construct plants, and to develop our other commercial projects. We intend to obtain additional funds through collaborative or other arrangements with strategic partners and others, and through debt and equity financing. We also intend to obtain additional funding through joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating cost needs for various projects.
We have an effective registration statement for proposed offerings from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of December 31, 2007. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. Of the $8 million draw-down on July 11, 2007, $4.25 million was used to capitalize Dynamic. No draw-downs can be made under this facility when our stock price is less than $1.37 per share. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
On January 25, 2008 we received from The NASDAQ Stock Market a letter indicating that we were not in compliance with the market value minimum requirement for its common stock as set forth in Marketplace Rule 4450(b)(1)(A). We were provided 30 calendar days, or until February 25, 2008, to regain compliance. We were unable to meet this requirement and have requested a hearing to appeal the delisting determination to a Listing Qualifications Panel. Pending this decision, we may apply to transfer our common stock to the NASDAQ Capital Market if it satisfies the requirements for continued listing. We also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). We are provided 180 calendar days, or until July 30, 2008, to regain compliance. During this 180-day period, our shares will continue to trade on The NASDAQ Stock Market assuming our stock is not de-listed for failure to comply with the market value minimum requirement described above. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if we have achieved compliance with the rule.
We are currently exploring alternatives for raising capital to commercialize the growth of our businesses, including the formation of joint ventures and other strategic alliances. If adequate funds are not available, or if we are not successful in establishing a strategic alliance, we may be required to reduce, delay or eliminate expenditures for our plant development and other activities or may seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions we outlined above may not be available to us when needed or on terms acceptable or favorable to us.
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
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Capital (Finance) Lease Obligations	35	35	—	—	—
Operating Lease Obligations	1,095	329	674	18	74
Asset Retirement Obligations	1,504	546	958	—	—

Total	$2,634	$910	$1,632	$18	$74

Our operating leases include leases for corporate equipment and software such as, servers, copiers and printers. In February 2008, the Company was released of its lease obligation of $152,000 related to the lease for the lab sold to Emerging Fuels Technology, LLC. This amount is included in the above table.
In accordance with the lease agreements for the pilot plant and the Catoosa Demonstration Facility, we have accrued an asset retirement obligation for the dismantlement of the plants upon completion of research and development documentation
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $3,084,000 at December 31, 2007. Expense is not recognized until an employee is severed.
We implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. We paid $745,000 to employees on June 29, 2007 and $323,000 in the fourth quarter of 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, we have a commitment to pay $868,000 on July 1, 2008, which amount will be recognized over the requisite service period starting July 2007. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. We have no obligation if the employee leaves before the date specified in the agreement.
During 2007, we entered into retirement and severance agreements with several officers. Pursuant to the terms of the agreements, we made one time payments to certain retiring officers on their effective retirement date totaling $400,000 and made monthly cash payments for a total of approximately $1,740,000 through December 31, 2007. We also entered into consulting agreements for a total of $560,000. All consulting expenditures were completed in July of 2007.
Our Dynamic facility requires us to provide 50% of the required capital for the plant. Current requirements for capital are $158.5 million, of which $135 million is for the plant itself $15 million working capital and $8.5 million in engineering support and project development costs. $8.5 million has been funded prorata by Tyson and Syntroleum. Our next capital contribution obligation to the plant is estimated to be approximately $75 million. If either party elects not to proceed with the construction of the first plant, then their interest reverts to the other party, who is then free to build the plant. If a member fails to make a capital contribution, it is in default, and its interest is diluted by $1.50 per $1.00 not contributed. The other member(s) can make a loan to the defaulting member at a rate of LIBOR +10% and there is a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at the same rate of $1.00 per $1.00 of the loan. We have secured a $12 million capital commitment in November 2007 as part of our initial funding efforts. This commitment is subject to various conditions, including that our stock remain listed on the NASDAQ Global Market which is in doubt by reason of failure to meet certain continued listing criteria. We can not make assurances that will be able to secure all of the necessary financial resources. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.
We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in the United States and various other countries.
Equity Lines of Credit
On November 20, 2006, we entered into a Common Stock Purchase Agreement (sometimes termed an equity line of credit agreement) with Azimuth Opportunity Ltd (“Azimuth”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Azimuth is committed to purchase up to $40,000,000 of common stock, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four month term of the agreement. No shares of stock were issued in connection with the execution of the Purchase Agreement. At our discretion, we may present Azimuth with draw-down notices requiring Azimuth to purchase common stock over eleven consecutive trading days or such other period mutually agreed upon by us and Azimuth, with each draw-down subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw-down. We can present Azimuth up to 24 draw-down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw-down period. Once presented with a draw-down notice, Azimuth is required to purchase a pro- rata portion of the shares on each trading day on which the daily volume weighted average price of our common stock exceeds a threshold price determined by us for such draw-down, which will not be less than $1.37 per share. The per share purchase price for these shares equals the daily volume weighted average price of our common stock on each date during the draw-down period on which shares are purchased, less a discount ranging from 3.125% to 6.25%, based on the threshold price. If the daily volume weighted average price of our stock falls below the threshold price on any trading day during a draw-down period, Azimuth is not required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at its election, Azimuth can buy the pro- rata portion of shares allocated to that day at the threshold price less the discount. As of December 31, 2007, our common stock share price was less than the threshold price.

The Purchase Agreement also provides that at the our sole discretion, we may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw-down pricing period for an amount that we specify. Upon Azimuth’s exercise of the option, we can sell to Azimuth the shares of common stock subject to the option at a price equal to the greater of the daily volume weighted average price of common stock on the day Azimuth notifies us of its election to exercise its option or the threshold price for the option determined by us in each case, less a discount ranging from 3.125% to 6.25%, based on the volume weighted average price of common stock. Our ability to draw-down on equity could be reduced or eliminated by material, adverse changes to our business or delisting of our common stock from the NASDAQ market.
On November 18, 2007, we entered into an agreement (the “Purchase Agreement”) with Fletcher International, Ltd. (“Fletcher”) pursuant to which Fletcher, subject to the terms and conditions set forth in the Purchase Agreement, has agreed to purchase $12 million of the Company’s common stock (capped at a maximum of 19.99% of the outstanding shares of common stock as of November 14, 2007) over the period of 24 months following November 18, 2007. The stock issued by the Company to Fletcher will be issued under the Company’s currently effective registration statement on Form S-3 (Registration No. 333-62290) as amended or replaced. Fletcher will make an initial $3 million investment at the market price of our common stock determined over a specified ten business-day period plus $0.60 per share. The initial investment will be made on a date chosen by Fletcher between March 24, 2008 and April 8, 2008. Subject to the terms and conditions set forth in the Purchase Agreement, Fletcher will make later investments of $9 million in months 7 through 24 following November 18, 2007 at the market price of our common stock determined over a specified 40 business-day period (but capped at the average price for any three business days during that period) minus $0.20 per share (the “Later Investments”). Subject to certain exceptions, purchases by Fletcher will be adjusted for our issuances or public announcements of issuances occurring within 135 days of a Fletcher investment at prices below the prices paid by Fletcher. We have agreed that prior to June 30, 2008, except for certain specified issuances, we will not, in conjunction with debt, issue capital stock at prices less than the daily market price on the date of the issuance or, if earlier, the date that we agree to the issuance. Warrants will be issued to Fletcher for 50% of the shares of common stock purchased in the Later Investments, with an exercise price equal to the price per share of the first Later Investment plus $0.40. The term of the warrants is seven years after the date of the final Later Investment closing date. The warrants shall be issued at the closing of the initial $3 million investment.
The terms and conditions set forth in the Purchase Agreement include representations from the Company that it is has disclosed all items and events that could have a material adverse affect, as defined in the Purchase Agreement. The Company must notify Fletcher of any changes or events that may qualify as material adverse effects. Additionally, the Company is required to use its best efforts to maintain listing on the Nasdaq Global Market. As discussed in Note 2, the Company has been notified that they are not in compliance with the market value minimum requirement for its common stock. However, the Company’s stock will still be trading on the Nasdaq Global Market during the initial investment period and will likely still be trading, but on the Nasaq Capital Market, during the later investment period, which is acceptable under the Purchase Agreement.
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
On March 1, 2007, a draw-down under our equity line of credit of $5 million was consummated at an average stock price of $3.23 per share. On July 11, 2007, a second draw-down of $8 million was consummated at an average stock price of $2.71 per share.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008 and the Company does not expect the adoption to have a material impact on its financial position and results of operations.
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
In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP was effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The adoption of this FSP had no impact on the Company’s consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company does not expect the adoption to have a material impact on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51.” SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of either SFAS 141R or SFAS 160 will have on the Company’s consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:
Revenue Recognition. We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require us to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery of services rendered. Technical service revenues resulted from the preparation of our process design package to Dynamic in 2007. The preparation of our process design package includes engineering labor and necessary materials for completion of the package.
We have conducted research and development activities in order to improve the conversion efficiency and reduce the capital and operating costs of GTL and CTL plants based on the Syntroleum® Process. We have received joint development revenues primarily through two initiatives: (1) prospect assessment and feasibility studies and (2) formal joint development arrangements with our licensees and others. Through these joint development arrangements, we have received revenue as reimbursement for specified portions of our research and development or engineering expenses. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. During the periods presented, joint development revenues consisted primarily of amounts received from the DOE and DOD. These projects required us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that were jointly shared by each party.

The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum® Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition. To date, our revenues and costs have been related to certain projects and are wholly dependent upon the nature of our projects. The various sizes and timing of these projects, including the demonstration plant (the “Catoosa Demonstration Facility”) used as part of the DOE Ultra-Clean Fuels Production and Demonstration Project with Marathon affect the comparability of the periods presented.
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
Research and Development. We have incurred significant costs for research and development programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, engineering and outside testing and analytical work associated with our research, development and engineering programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. These costs are reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. These costs have been classified as discontinued operations in as we have completed the necessary research and development and intend to commercialize the technology. Significant cash flows will not be associated with these activities in the future.
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
We adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, the financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation. In accordance with the modified prospective transition method, all outstanding deferred compensation at the time of adoption was reclassified to additional paid-in capital. For the year ended December 31, 2007, we recorded a total of $4,980,000 or ($0.08) per basic and diluted share of share-based compensation expense. At January 1, 2006, we had no cumulative effect associated with adopting SFAS 123 (R).
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
Discontinued Operations and Impairment of Assets. We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) for assets, other than oil and gas properties, including for the presentation and disclosure of discontinued operations. We make assessments of impairment on a project-by-project basis. Management reviews assets for impairment when certain events have occurred that indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future cash flows of a project.
We follow the full cost method of accounting for the exploration, development and acquisition of oil and reserves as stated above. All unamortized costs of oil and gas properties are limited to the sum of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. We completed an evaluation of the potential reserves and the economics related to our domestic oil and gas properties in 2005 and decided to focus our efforts on aligning the Company with specific goals and projects that have GTL and CTL potential. As a result, we discontinued further expenditures in the Central Kansas Uplift area and began disposing of these properties. We disposed of the majority of these properties in 2005. The final transaction occurred in January 2006. In December 2006, we entered into an agreement to sell the common stock of the subsidiary that holds our interest in our international oil and gas projects. The transaction closed in January 2007 with the execution of a common stock purchase agreement. Accordingly, we have also classified our international oil and gas activities in discontinued operations for the years ended December 31, 2007, 2006 and 2005. The net effect of the United States oil and gas activities, including the related gas processing plant and equipment, and international oil and gas activities, are presented in discontinued operations in the financial statements for the years ended December 31, 2007 and 2006 in accordance with SFAS No. 144.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We had approximately $18,405,000 in cash and cash equivalents in the form of money market instruments at December 31, 2007. This compares to approximately $33,469,000 in cash and cash equivalents at December 31, 2006. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $13,150,500 at December 31, 2007. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.88 and $0.79 at December 31, 2007 and December 31, 2006, respectively.
We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report thereon of Grant Thornton LLP dated March 17, 2008, are set forth on pages F-1 through F-29 hereof. See Item 15 for an index to our consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Grant Thornton LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report of our internal control over financial reporting. Such attestation is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Syntroleum Corporation
We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 17, 2008
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2007.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2007. Certain information with respect to our executive officers is set forth in Item 4 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2007. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2007.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Consolidated Financial Statements for the Three Years Ended December 31, 2007:
(a)(2) Financial Statement Schedules
All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.
(a)(3) Index of Exhibits

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

*4.4
Warrant Agreement, dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

Exhibit
No.	Description of Exhibit

*4.5
Registration Rights Agreement dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

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

*10.8
Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

+ *10.9.1
SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+ *10.9.2
Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+ *10.9.3
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

Exhibit
No.	Description of Exhibit

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

*10.14.2
Amendment No 3 to Volume License Agreement dated July 1, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

*10.15
Transfer of Participating Interest in Oil Mining Lease 113 from Syntroleum Nigeria Limited to Energy Equity Resources Oil and Gas Limited, a subsidiary of Energy Equity Resources Limited. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2008 (File No. 0-21911)).

+*10.23
Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.24
Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No., 0-21911)).

+*10.25
Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.16
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

*10.33
Warrant Agreement dated as of November 28, 2005 between the Company and Sovereign Oil and Gas Company II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

*10.34
Warrant Agreement dated as of July 26, 2006 between the Company and Sovereign Oil and Gas Company II. LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

+*10.35
Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

*10.39
Amendment to Option Deed dated July 26, 2006, entered into August 10, 2006, between Syntroleum Nigeria Limited and Energy Equity Resources Oil and Gas Limited (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

+*10.40
Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

Exhibit
No.	Description of Exhibit

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

*10.59
Syntroleum Corporation Retention Incentive Agreement dated December 8, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

*10.60
Dynamic Fuels Limited Liability Company Agreement dated June 22, 2007 (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.61
Syntroleum Corporation Bio-Synfining Master License Agreement with Dynamic Fuels dated June 22, 2007. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.62
Syntroleum Corporation Participation Agreement with Tyson Foods, Inc. dated June 22, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.63
Resignation and Compromise Agreement dated as of August 6, 2007 between the Company and Mr. Ziad Ghandour and TI Capital Management (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

Exhibit
No.	Description of Exhibit

*10.64
Restricted Stock Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.65
Restricted Stock Agreement dated March 19, 2007 between the Company and Mr. John B. Holmes, Jr. (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.66
Employment Agreement dated June 13, 2007 between the Company and Ms. Karen L. Gallagher (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.67
Restricted Stock Agreement dated July 12, 2007 between the Company and Ms. Karen L. Gallagher (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.68
Amendment to Option Deed dated August 13, 2007, between Syntroleum Corporation, Syntroleum International Corporation, African Energy Equity Resources Limited and Energy Equity Resources Limited (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.69
Syntroleum Corporation Stock Purchase and Sale of Common Stock with Fletcher International Ltd. Dated November 18, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007 (File No. 0-21911)).

*10.70
Syntroleum Corporation and Marathon Oil Corporation Settlement of Consolidation and License Agreement dated December 20, 2007 (incorporated by reference to Exhibit 10.70 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2007 (File No. 0-21911)).

*10.71
Separation Agreement dated December 20, 2007 between the Company and Richard L. Edmonson (incorporated by reference to Exhibit 10.71 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2007 (File No. 0-21911)).

*10.72
Restricted Stock Agreement dated December 20, 2007 between the Company and Mr. Richard L. Edmonson (incorporated by reference to Exhibit 10.72 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2007 (File No. 0-21911)).

*10.73
Syntroleum Corporation Asset Lease and Purchase Agreement with Emerging Fuels Technology, LLC dated January 10, 2008 (incorporated by reference to Exhibit 10.73 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2007 (File No. 0-21911)).

*10.74
Amendment Deed between Syntroleum Corporation, Syntroleum International, African Energy Equity Resources, Ltd, and Energy Equity Resources (Norway) Ltd dated March 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.75
Termination Agreement between Syntroleum International Corporation and Sovereign Oil and Gas Company II, LLC dated March 29, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.76
Employment Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.77
Retirement Agreement dated April 30, 2007 between the Company and Mr. Greg Jenkins (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

**10.78	Retirement Agreement dated November 15, 2007 between the Company and Jack B. Holmes, Jr.

Exhibit
No.	Description of Exhibit

**10.79	Retirement Agreement dated November 16, 2007 between the Company and Ken Agee.

**10.80	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee.

**14
Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

**21	Subsidiaries of Syntroleum

**23	Consent of Grant Thornton LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.

**	Filed herewith

+	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION
Dated: March 17, 2008	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Karen L. Gallagher Karen L. Gallagher	Senior Vice President of Finance and Principal Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ Robert B. Rosene, Jr.	Chairman of the Board	March 17, 2008
Robert B. Rosene, Jr.

/s/ Alvin R. Albe, Jr.	Director	March 17, 2008
Alvin R. Albe, Jr.

/s/ Frank M. Bumstead	Director	March 17, 2008
Frank M. Bumstead

/s/ P. Anthony Jacobs	Director	March 17, 2008
P. Anthony Jacobs

/s/ James R. Seward	Director	March 17, 2008
James R. Seward

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Syntroleum Corporation
We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2006, the Company changed its method of accounting for stock-based compensation to conform to Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payments”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 17, 2008

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,405	$33,469
Restricted cash	—	166
Accounts receivable	420	500
Other current assets	441	1,674
Current assets of discontinued operations	5,766	1,663

Total current assets	25,032	37,472

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND PROPERTY AND EQUIPMENT HELD FOR SALE	1,162	4,024

PROPERTY AND EQUIPMENT — at cost, net	508	932
INVESTMENT IN DYNAMIC FUELS, LLC	3,910	—
OTHER ASSETS, net	1,679	1,509

	$32,291	$43,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$625	$2,096
Accrued employee costs	1,275	1,191
Accrued corporate insurance	—	1,161
Other accrued liabilities	35	82
Current liabilities of discontinued operations	696	3,743

Total current liabilities	2,631	8,273

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	958	—
NONCURRENT CONVERTIBLE DEBT	—	27,641
OTHER NONCURRENT LIABILITIES	—	35
DEFERRED REVENUE	22,578	21,840
COMMITMENTS AND CONTINGENCIES MINORITY INTERESTS	—	706

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 62,523 and 56,020 shares issued and outstanding at December 31, 2007 and 2006, respectively	625	560
Additional paid-in capital	339,277	322,411
Accumulated deficit	(333,778)	(337,529)

Total stockholders’ equity (deficit)	6,124	(14,558)

	$32,291	$43,937

The accompanying notes are an integral part of these consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005
REVENUES:
Licensing revenue from Marathon	$13,665	$—	$—
Technical services revenue	1,948	—	—
Other revenues	859	2,700	464

Total revenues	16,472	2,700	464

COSTS AND EXPENSES:
Engineering	5,753	3,381	2,665
Depreciation, depletion and amortization	745	816	686
General, administrative and other (including non-cash equity compensation of $4,980, $7,859 and $4,686 for the years ended December 31, 2007, 2006 and 2005, respectively.)	20,336	27,009	22,423

OPERATING INCOME (LOSS)	(10,362)	(28,506)	(25,310)

INTEREST INCOME	1,454	2,528	2,554
OTHER INCOME (EXPENSE)	(327)	(1,200)	174
FOREIGN CURRENCY EXCHANGE	(1,315)	(892)	745

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,550)	(28,070)	(21,837)

MINORITY INTEREST	706	—	—
INCOME TAXES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,844)	(28,070)	(21,837)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	13,595	(26,555)	(19,557)

NET INCOME (LOSS)	$3,751	$(54,625)	$(41,394)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.17)	$(0.50)	$(0.41)
Income (loss) from discontinued operations	0.23	(0.48)	(0.36)

Net income (loss)	$0.06	$(0.98)	$(0.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	59,731	55,850	53,554

Diluted	60,383	55,850	53,554

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional
	Number		Paid-in	Deferred	Accumulated	Treasury	Stockholders’
	of Shares	Amount	Capital	Compensation	Deficit	Stock	Equity (Deficit)
Balance, January 1, 2005	54,482	545	228,295	(577)	(241,510)	(77)	(13,324)
Stock options exercised	256	3	794	—	—	—	797
Stock warrants exercised	233	3	1,074	—	—	—	1,077
Stock-based compensation for consultants	—	—	4,150	—	—	—	4,150
Issuance of common stock	8,000	80	79,838	—	—	—	79,918
Stock-based bonuses	330	3	3,829	(2,850)	—	—	982
Vesting/cancellation of restricted common stock units	—	—	(31)	838	—	—	807
Purchase and retirement of treasury stock	(7,733)	(78)	(599)	—	—	77	(600)
Net income (loss)	—	—	—	—	(41,394)	—	(41,394)

Balance, December 31, 2005	55,568	556	317,350	(2,589)	(282,904)	—	32,413
Adoption of SFAS 123 (R)	—	—	(2,589)	2,589	—	—	—
Stock options exercised	186	2	412	—	—	—	414
Stock warrants exercised	2	—	12	—	—	—	12
Vesting of awards granted	146	1	6,100	—	—	—	6,101
Stock-based bonuses and match to 401(k)	195	2	1,811	—	—	—	1,813
Retirement of treasury stock	(77)	(1)	(685)	—	—	—	(686)
Net income (loss)	—	—	—	—	(54,625)	—	(54,625)

Balance, December 31, 2006	56,020	$560	$322,411	$—	$(337,529)	$—	$(14,558)

Stock options exercised	22	—	36	—	—	—	36
Draw-down under common stock purchase agreement	4,496	45	12,755	—	—	—	12,800
Vesting of awards granted	646	6	4,369	—	—	—	4,375
Stock-based bonuses and match to 401(k)	1,735	17	855	—	—	—	872
Cancellation of restricted shares	(100)	—	(267)	—	—	—	(267)
Retirement of treasury stock	(296)	(3)	(882)	—	—	—	(885)
Net income (loss)	—	—	—	—	3,751	—	3,751

Balance, December 31, 2007	62,523	$625	$339,277	$—	$(333,778)	$—	$6,124

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,751	$(54,625)	$(41,394)
Income (loss) from discontinued operations	13,595	(26,555)	(19,557)

Loss from continuing operations	(9,844)	(28,070)	(21,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	745	816	686
Foreign currency exchange	1,311	888	(750)
Non-cash compensation expense	4,980	7,859	4,686
Loss on sale of assets	14	—	—
Minority interest release of project equity contribution	(706)	—	—
Non-cash loss in equity method investee	340	—	—
Non-cash licensing revenue	(13,665)	—	—
Changes in assets and liabilities:
Accounts receivable	80	521	(428)
Other assets	928	1,061	(234)
Accounts payable	(1,467)	(535)	(250)
Accrued liabilities and other	(1,159)	(500)	597
Deferred revenue	372	—	(75)

Net cash used in continuing operations	(18,071)	(17,960)	(17,605)
Net cash used in discontinued operations	(5,007)	(17,847)	(20,865)

Net cash used in operating activities	(23,078)	(35,807)	(38,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(162)	(380)	(1,116)
Proceeds from disposal or conveyance of property	—	—	169
Proceeds from note receivable	—	1,802	7
Investment in Dynamic Fuels, LLC	(4,250)	—	—
(Increase) decrease in restricted cash	166	(166)	—

Net cash provided by (used in) continuing operations	(4,246)	1,256	(940)
Net cash provided by (used in) discontinued operations	5,730	(1,675)	(7,002)

Net cash provided by (used in) provided by investing activities	1,484	(419)	(7,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	36	426	81,792
Proceeds from common stock purchase agreement	12,800	—	—
Payment of debt	(3,750)	—	—
Purchase and retirement of treasury stock	(885)	(686)	(600)

Net cash (used in) provided by continuing operations	8,201	(260)	81,192
Net cash (used in) provided by discontinued operations	(1,667)	294	3,315

Net cash provided by financing activities	6,534	34	84,507

FOREIGN EXCHANGE EFFECT ON CASH	(4)	(2)	(5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,064)	(36,194)	38,090

CASH AND CASH EQUIVALENTS, beginning of period	33,469	69,663	31,573

CASH AND CASH EQUIVALENTS, end of period	$18,405	$33,469	$69,663

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using its Bio-Synfining™ Technology. See note 5, “Investment in Dynamic”, for further detail.
The operations of the Company to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. The Company is centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology. The Company has completed all activities associated with research and development. See note 3 “Discontinued Operations and Assets Held for Sale” for further detail.
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which Syntroleum does not have a controlling interest are accounted for by the equity method. The Company owns 50 percent and has a non-controlling interest in Dynamic. The entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations. The Company’s carrying value in Dynamic is reflected in “Investment in Dynamic Fuels LLC” in the Company’s Consolidated Balance Sheets. The Company had no investments in affiliated companies of 20 percent to 50 percent as of December 31, 2006. Investments in affiliated companies of less than 20 percent are accounted for by the cost method.
Revenue Recognition
The Company recognizes revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require the Company to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery of services rendered. Technical service revenues resulted from the preparation of our process design package to Dynamic in 2007. The preparation of our process design package includes engineering labor and necessary materials for completion of the package.
The Company recognizes revenues from joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenues recognized upon the Company’s completion of its obligations specified under the contract.
Substantially all of the Company’s joint development revenues during the periods presented have been from joint development activities with several major oil companies (see Note 14), the Department of Energy (“DOE”) and the Department of Defense (“DOD”). All such joint development activities were pursuant to joint research and development agreements where the Company expenses its research and development costs as incurred. These projects require the Company to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum® Process. Revenue is recognized when final delivery of the shared technology has occurred. Under some of these agreements, the joint development participant may receive credits against future license fees for monies expended on joint research and development. The value of these credits is a fixed amount stated in the contract and reflected as deferred revenue until the credit is utilized. The revenues to be recognized in the future from these contracts are deemed to be fixed and determinable under the criteria specified in Staff Accounting Bulletin, Topic 13 and SOP 97-2, Software Revenue Recognition. These revenues are reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations.

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. The Company recognizes revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) the Company has delivered to the licensee the process design package for the licensee’s initial licensed plant. Since 50 percent of the license fee deposit is subject to the Company’s indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statements of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow the Company to develop a PDP and allow for a 100 percent cost recovery plus a 10 percent mark-up from the licensee. To date, the Company has not delivered any PDP’s for initial licensed plants. The Company is under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15-year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. The Company’s current licenses generally begin to expire in 2011 and the initial deposits will be recognized as licensing revenue as the licenses expire should a licensee not purchase a site license and begin construction of a plant prior to expiration of the license.
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
Preparation of the process design package can take varying amounts of time depending on the size of the project and could take a period of time, ranging six months to two years from the notice to proceed. Construction time will depend on the size of the project, site location conditions and the availability of construction services, necessary materials and labor. Current estimates for construction times for large capital projects in excess of one billion dollars in cost are from three to five years from completion of the front end engineering design and financing.
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
The Company had no restrictions on cash as of December 31, 2007. The Company had restricted cash held in escrow at December 31, 2006 related to its agreement with Sovereign Oil and Gas Company II, LLC (“Sovereign”), a consulting firm that assisted the Company in acquiring oil and natural gas fields worldwide, in the amount of $1,573,000. This balance is reported in “Current Assets of Discontinued Operations” as of December 31, 2006. The Company also has restricted cash held in escrow pending the release of a ground lease with the city of Reno (see Note 4) of $166,000 at December 31, 2006.
Accounts Receivable
The majority of the Company’s accounts receivable is due from technical service agreements and joint development agreements with licensees. Accounts receivable are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when the Company has used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2007 will be collected and therefore no allowance for uncollectible accounts has been recorded. There was also no allowance at December 31, 2006.

Research and Development
The Company has incurred significant costs for research and development programs. Expenses classified as research and development include salaries and wages, rent, utilities, equipment, and outside testing and analytical work associated with our research and development programs. Since these costs are for research and development purposes, and not commercial or revenue producing, they are charged to expense when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. These costs are reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The cost been classified as discontinued operations as the Company has completed the necessary research and development and intends to commercialize the technology. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility totaled $6,813,000, $17,748,000 and $19,779,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation. Maintenance, repairs and replacement of minor items are expensed and major additions, expansions and betterments to physical properties are capitalized, except those related to research and development activities, including the Catoosa Demonstration Facility and the Tulsa Pilot Plant, which were expensed and reported as discontinued operations. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is recognized. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of three to seven years. Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2007	2006
Furniture and office equipment	$6,094	$5,958
Leasehold improvements	405	405

	6,499	6,363
Less — accumulated depreciation	(5,991)	(5,431)

	$508	$932

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
The Company classified its Domestic and International Oil and Gas operations as discontinued operations for the years ended December 31, 2007, 2006 and 2005 (see Note 3).
Asset Retirement Obligations
The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of the Company’s pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $1,504,000 using a 10 percent discount rate over the estimated dismantlement period at December 31, 2007 in “Current and Other Non-Current Liabilities of Discontinued Operations” in the Company’s Consolidated Balance Sheets. Accretion expense in the amount of approximately $39,000 has been incurred for the year ended December 31, 2007 in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations as the liability was incurred as of September 30, 2007. There is no asset retirement obligation as of December 31, 2006 and 2005.

Other Assets
Other assets consist primarily of costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins in the period in which the patent application is approved. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $136,000, $122,000 and $112,000, respectively. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2007 is estimated to be $134,000 per year through 2020. Other assets consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Patents	$2,399	$2,093
Less — accumulated amortization	(720)	(584)

	$1,679	$1,509

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
Accounting for Guarantees
The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for any guarantees entered into after December 2002. Under FIN 45, the Company is required to record a liability for the fair value of the obligation undertaken in issuing the guarantees. No liabilities have been recognized for any of the guarantees described in Note 12 under FIN 45, because all of these items were entered into prior to December 2002 and there have been no modifications requiring recognition.
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
The Company adopted the modified prospective transition method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the periods prior to 2006 have not been restated to reflect the fair value method of expensing share-based compensation. In accordance with the modified prospective transition method, all outstanding deferred compensation at the time of adoption was reclassified to additional paid-in capital. For the year ended December 31, 2007 and 2006, the Company recorded a total of $4,980,000 and $7,859,000 or $(0.08) and $(0.14) per basic and diluted share of share-based compensation expense, respectively. At January 1, 2006, the Company had no cumulative effect associated with adopting SFAS No. 123(R).
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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan prior to January 1, 2006 (in thousands, except per share data):

December 31,
2005
Net income (loss), as reported	$(41,394)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects, if any	(3,534)

Pro forma net income (loss)	$ (44,928)

Earnings (loss) per share:
Basic and diluted- as reported	$(0.77)
Basic and diluted- pro forma	$(0.84)
The fair values of options have been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended
December 31, 2005
Expected dividend yield	0%
Expected volatility	52%
Risk-free interest rate	3.84%
Expected life	5 yrs.
Non-Employee Stock-Based Compensation. The Company also grants stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any stock awards granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.
Earnings Per Share
Basic and diluted earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31, 2007 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Basic weighted-average shares	59,731	55,850	53,554
Effect of dilutive securities:
Unvested restricted stock units (1)	100	—	—
Stock options	552	—	—

Dilutive weighted-average shares	60,383	55,850	53,554

(1)	The unvested restricted stock units outstanding at December 31, 2007 are expected to vest over the period from January 2008 to December 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at December 31 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the twelve-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings /(loss) per share.

	Twelve Months Ended,
	December 31,	30, December	30, December
	2007	2006	2005

Options and warrants (in thousands)	10,713	10,949	11,277
Restricted stock excluded	1,082	426	410
Weighted-average exercise prices of options and warrants	$5.49	$6.43	$6.88
Period weighted average market price	$2.46	$6.04	$10.20
The number of shares that could have been issued as a result of the convertible debt outstanding at December 31, 2006 and 2005 totals 4,606,822 and 4,320,794 shares of common stock, respectively, based on the minimum conversion rate of $6.00 per common share. These shares are excluded from this computation as they are anti-dilutive. On January 16, 2007, this agreement was terminated and the convertible debt was eliminated (see Note 6).
Defined Contribution Plan — 401(k)
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
Effective July 1, 2006, the Plan adopted an amendment to allow the Company the option to make contributions in the form of shares of common stock of the Company (“Syntroleum Stock”). The Company contributes a matching contribution equal to 50 percent of employees’ contributions quarterly. No employee purchase of Syntroleum Stock is permitted. The Company recorded expense of $252,000 and $282,500 from issuing 130,307 and 69,340 shares of Syntroleum Stock for the year ended December 31, 2007 and 2006, respectively, of which 47,752 shares were issued in January 2008.
The Company elected not to make any contributions to the 401(k) Plan for the year ended December 31, 2005.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008 and the Company does not expect the adoption to have a material impact on its financial position and results of operations.
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

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. The FSP specifies the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be recognized and measured separately in accordance with FASB No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration. The FSP was effective immediately for registration payment arrangements that are entered into or modified subsequent to December 21, 2006. The adoption of this FSP had no impact on the Company’s consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company does not expect the adoption to have a material impact on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of either SFAS 141R or SFAS 160 will have on the Company’s consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2006 balance sheet and the 2006 and 2005 statements of operations and cash flows to conform to the 2007 presentation. These reclassifications had no impact on net income (loss). The reclassifications relate to the discontinued operations of research and development activities and domestic and international oil and gas activities (see Note 3).
2. OPERATIONS AND LIQUIDITY
Although the Company generated net income for 2007 it has previously sustained recurring losses and negative cash flows from continuing operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and convertible debt financings, and the sale of certain assets. As of December 31, 2007, the Company had approximately $18,405,000 of cash and cash equivalents and $5,766,000 in a receivable from our international oil and gas operations available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements over the next year. The Company has implemented cash expense reductions in overhead activities including personnel reductions. The Company has discontinued research and development activities, as the Company pursues commercial deployment of its technology. The Company has experienced significant reductions in overhead and research and development expenditures over the last twelve months and expects to continue this downward trend in expenditures. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for substantial additional capital investment related to construction of plants, and other activities in which the Company participates.
The capital budget for Dynamic’s construction and initial operations of the first plant to use the Company’s Bio-Synfining Technology is estimated to equal $158.5 million in total. If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for plant development and other activities, or seek to enter into a business combination transaction with or sell assets to another company.
If either Tyson or the Company elects not to proceed with the construction of the first plant, then their interest in Dynamic reverts to the other party, who is then free to build the plant. If a member fails to make a capital contribution, it is in default, and its interest in Dynamic is diluted by $1.50 per $1.00 not contributed. The other member can make a loan to the defaulting member at a rate of LIBOR +10% with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at the same rate of $1.00 per $1.00 of the loan.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets, as well as, various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of December 31, 2007. The Company entered into a Common Stock Purchase Agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. Of the $8 million drawn-down on July 11, 2007, $4.25 million was used to capitalize Dynamic. No draw-downs can be made under this facility when the Company’s the stock price is less than $1.37 per share. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available. As of December 31, 2007, the Company’s common stock share price was less than the threshold price.
The Company entered into an agreement (the “Purchase Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007 pursuant to which Fletcher, subject to the terms and conditions set forth in the Purchase Agreement has agreed to purchase $12 million of the Company’s common stock. See note 8, “Common Stock Purchase Agreement,” for further detail.
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
On January 25, 2008 the Company received from The NASDAQ Stock Market a letter indicating that the it was not in compliance with the market value minimum requirement for its common stock as set forth in Marketplace Rule 4450(b)(1)(A). The Company was provided 30 calendar days, or until February 25, 2008, to regain compliance. The Company was unable to meet this requirement and has requested a hearing to appeal the delisting determination to a Listing Qualifications Panel. Pending this decision, the Company may apply to transfer it’s common stock to the NASDAQ Capital Market if it satisfies the requirements for continued listing. The Company also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating it’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until July 30, 2008, to regain compliance. During this 180-day period, its shares will continue to trade on The NASDAQ Stock Market assuming its stock is not de-listed for failure to comply with the market value minimum requirement described above. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if the Company has achieved compliance with the rule.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
International Oil and Gas
The Company’s international oil and gas activities have primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, the Company decided to exit its international oil and gas activities due to limited access to capital requirements. On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The sale was effectuated through a sale share and purchase agreement which was entered into pursuant to a letter of intent dated November 30, 2006. As consideration for the sale, AEERL paid the Company a $2 million nonrefundable deposit on December 12, 2006. AEERL was to pay Syntroleum $10,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital, $5 million from the first gross revenues AEERL receives from each of the Ajapa and Aje interests, and $3 million if third party farmees enter into an agreement to fund at least half of the cost of drilling the proposed Aje-4 well. AEERL paid $2,000,000 of this balance on March 30, 2007 and $1,000,000 on May 9, 2007 On October 31, 2007, the Company entered into an agreement with African Energy Partners (“AEP”) to acquire a portion of the debt and interest owed to the Company by AAERL in the amount of $2,000,000. On March 3, 2008 the Company collected the remaining amount owed of $5,172,000 plus accrued interest and reimbursement of legal expenses incurred to collect the debt. The amount of $5 million from the first gross revenues AEERL receives from the Ajapa interests has not yet been reached. The indigenous owner of the Aje Field has reclaimed the block due to a failure of the partners to drill the Aje-4 well within the required timeframe. As a result, the amounts that would have been payable for the third party farmee milestones payments related to Aje-4 will not be received.
Based on the $12.8 million proceeds received or accrued as of December 31, 2007, the Company recognized a gain on the sale of these entities for the year ended December 31, 2007 of $10,078,000 which is reflected in “Income (loss) from discontinued operations” in the Consolidated Statement of Operations for the year ended December 31, 2007. Certain other costs associated with the closing of the entity have been incurred and is netted against the total gain in the Consolidated Statement of Operations. The receivable of $5,172,000 plus accrued interest was collected on March 3, 2008. The Company recognized depreciation, depletion, amortization and impairment expense of $0, $4,790,000 and $4,378,000 for the years ended December 31, 2007, 2006 and 2005, respectively, based on impairment evaluation under the full cost method of accounting. As of December 31, 2007, the receivable of $5,766,000 was classified as “Current assets of discontinued operations” in the Consolidated Balance Sheets. All significant obligations associated with the international oil and gas operations have been fulfilled and no liabilities are recorded. The international oil and gas assets and liabilities are classified as held for sale as of December 31, 2006. Net international oil and gas properties classified as held for sale is $1,750,000 as of December 31, 2006.
The Company incurred interest expense of approximately $0 in 2007, $1,457,000 in 2006 and $165,000 in 2005 related to the amortization of the debt issuance costs related to the Stranded Gas Venture. The purpose of the Stranded Gas Venture was to fund oil and gas upstream activities of the Company. The Company included these costs in discontinued operations for the years ended December 31, 2006 and 2005, respectively.

Domestic Oil and Gas
The Company’s oil and gas activities in the United States have included the acquisition of oil and gas leases in the Central Kansas Uplift, geological and geophysical work, drilling and completion of eight wells and the re-entry of three wells. The Company also acquired gas processing equipment, including a gas processing plant that was intended to be used in the Central Kansas Uplift. In October 2005, management completed an evaluation of the potential reserves and the economics related to these properties and decided to discontinue its efforts based on the conclusions of the evaluation. As a result, management decided to discontinue further expenditures in the Central Kansas Uplift area and began disposing of these properties. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 in accordance with SFAS No. 144.
Oil and Gas Properties. Certain leasehold acres in the area were sold in November 2005 for $1,000,000. The proceeds from this sale were accounted for as a reduction in the full cost pool. The remaining leasehold acreage, including the wells and well equipment, was sold for $522,000 in January 2006.
The Company had recognized depreciation, depletion, amortization and impairment expense of $3,045,000 related to these properties during the year ended December 31, 2005 based on the limited production during the year and the proved reserves using the units-of-production method and impairment evaluation under the full cost method of accounting. This is included in “Income (Loss) from Discontinued Operations” in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005.
Gas Processing Equipment. The Company recorded an impairment of approximately $610,000, $595,000 and $692,000 related to its gas processing plant and equipment during the year ended December 31, 2007, 2006 and 2005, respectively, which is reflected in “Income (Loss) from Discontinued Operations” in the consolidated statement of operations. The Company’s gas processing plant and related equipment are classified as held for sale and were fully impaired, as of December 31, 2007. The carrying value of this plant and equipment at December 31, 2007 and 2006 was $0 and $610,000, respectively. The Company determined the fair value of these assets was impaired due to the length of time to market these assets. Management has actively sought interested parties for the sale of this plant and related equipment and, has finalized the sale subsequent to the year end in the amount of $95,000 in February of 2008. Additional write downs in 2006 and 2005 included costs associated with engineering, design, the gas processing plant and other gas processing equipment.
Research and Development
The Company has completed the necessary testing and demonstration associated with its pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. The Company has documented the conclusions from all of these activities and does not intend to further fund other research and development activities. All revenues and costs associated with these activities such as; facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility totaled $6,813,000, $17,748,000 and $19,779,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Other costs associated with the construction of the Catoosa Demonstration Facility include the funding provided by Marathon (see Note 6) are also included in discontinued operations, this includes interest expense and gain on extinguishment of debt.
The Company reviewed all assets for impairment for the year ended December 31, 2007. The Company is actively marketing the Technology Center for sale and has also reported its Technology Center as “Property and Equipment Held for Sale” in the Consolidated Balance Sheets in accordance with SFAS No. 144. The Company has sold this facility in March of 2008. The Company has impaired the building to the contract price less closing transaction costs resulting in a $453,000 impairment expense recorded in “Income (Loss) from Discontinued Operations” for the year ended December 31, 2007.
A summary by segment of the results of discontinued operations is as follows for the three-year period ended December 31, 2007 (in thousands):

	December 31,
	2007	2006	2005
INTERNATIONAL OIL AND GAS
Revenues	—	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	4,790	4,378
General, administrative and other	241	922	648

Operating Income (Loss)	$(241)	$(5,712)	$(5,026)

Interest Expense	—	(1,457)	(165)
Other Income (Expense)	10,078	(240)	3,555

Income (Loss) before income taxes	9,837	(7,409)	(1,636)

Income (Loss) from Discontinued Operations	$9,837	$(7,409)	$(1,636)

	December 31,
	2007	2006	2005
DOMESTIC OIL AND GAS
Revenues	—	—	70
Costs and Expenses:
Depreciation, depletion amortization and impairment	610	608	3,784
General, administrative and other	—	13	173

Operating Income (Loss)	$(610)	$(621)	$(3,887)

Interest Expense	—	—	5
Other Income (Expense)	5	68	—

Income (Loss) before income taxes	(605)	(553)	(3,882)

Income (Loss) from Discontinued Operations	$(605)	$(553)	$(3,882)

	December 31,
	2007	2006	2005
RESEARCH AND DEVELOPMENT
Revenues	498	1,089	7,444
Costs and Expenses:
Research and Development	6,813	17,748	19,779
Depreciation, depletion amortization and impairment	492	—	—
General, administrative and other	—	217	—

Operating Income (Loss)	$(6,807)	$(16,876)	$(12,335)

Interest Expense	(622)	(1,717)	(1,704)
Gain on Extinguishment of Debt	11,792	—	—

Income (Loss) before income taxes	4,363	(18,593)	(14,039)

Income (Loss) from Discontinued Operations	$4,363	$(18,593)	$(14,039)

4. NOTE RECEIVABLE
In February 2000, the Company sold its parking garage in Reno, Nevada to Fitzgerald’s Reno, Inc. (“FRI”), a Nevada corporation doing business as Fitzgerald’s Hotel & Casino Reno, for $3,000,000. FRI paid $750,000 in cash and executed a promissory note in the original principal amount of $2,250,000 and interest rate of 10 percent per year (based on a twenty-year amortization). The note was payable in monthly installments of principal and interest, with the entire unpaid balance due on February 1, 2010. The note was secured by a deed of trust, assignment of rents and security interest in favor of the Company on the parking garage. FRI also executed an Assumption and Assignment of Ground Lease dated February 1, 2000, under which FRI agreed to make the lease payments due under the ground lease. FRI’s obligations under the Assumption and Assignment of Ground Lease were secured by the deed of trust, assignment of rents and security interest in the parking garage and the ground lease.
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
5. INVESTMENT IN DYNAMIC
On June 22, 2007, the Company entered into definitive agreements with Tyson to form Dynamic, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting bio-feedstocks into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene and naphtha. Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations. Dynamic has a different fiscal year than the Company. The Dynamic fiscal year ends on September 30. The Company’s carrying value in Dynamic is reflected in “Investment in Dynamic Fuels LLC” in the Company’s Consolidated Balance Sheets. Dynamic was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. The Company’s capital contribution was made from proceeds of a common stock offering which was funded on July 11, 2007. The joint venture reported total assets of $8,118,000 and total liabilities of $298,000 as of December 31, 2007, and expenses of $680,000 for the period ended December 31, 2007. As of December 31, 2007, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $3,910,000, which represents Syntroleum’s equity investment in this entity.

During 2007, the Company prepared a process design package for Dynamic in accordance with the technical services agreement between the Company and Dynamic. The Company recognized revenue associated with this work in the amount of $1,554,000 for the year ended December 31, 2007. This revenue is reported in “Technical Services Revenue” in the Consolidated Statement of Operations.
6. MARATHON PARTICIPATION AND LOAN AGREEMENT
Marathon Oil Corporation (“Marathon”) provided project funding in connection with the DOE Catoosa Project pursuant to advances under two secured, convertible promissory notes totaling $21.3 million (collectively, the “Note”) with the Company. The Note bears interest at a rate of eight percent per year and the balance owed under this agreement, including accrued interest was $27.6 million as of December 31, 2006. The maturity date was extended to December 15, 2006 with a notification period extending to January 18, 2007.
On January 16, 2007, the Company entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use its FT process to produce synthetic crude. Revenue to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under the Note in the amount of $27.6 million. In exchange, the Company agreed to pay Marathon $3 million in both December 2008 and 2009. On December 21, 2007, the Company and Marathon agreed to a modification of the Consolidation and License Agreement. The modification required the Company to make a payment of $3,750,000 in immediately available funds to Marathon on or before December 28, 2007. On December 28, 2007 the Company satisfied the terms of the agreement with payment of $3,750,000. As of December 31, 2007, the liability to Marathon is $0. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced, the $27.6 million liability to Marathon is reflected as a Noncurrent Liability as of December 31, 2006 due to the refinancing of the short term obligation subsequent to December 31, 2006.
As a result of the Consolidation and License Agreement and modification to the Agreement, the Company recognized a non-cash gain on the extinguishment of the debt under the Note of $11.8 million and recorded non-cash licensing revenue of $12.7 million in the consolidated statement of operations for the year ended December 31, 2007. License fee credits of $1 million previously recorded in deferred revenue were also recognized as licensing revenue. The Company accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for a Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the year ended December 31, 2007. The value attributable to the new agreement was recognized as revenue in the year ended December 31, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement because the Company has no future indemnification obligations to Marathon. The Company recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
7. DEFERRED REVENUE
In August 2000, the Company signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2007 and 2006, the Company has a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees in the amount of AUD $15 million. This license has been recorded as deferred revenue of $13.2 million and $11.9 million as of December 31, 2007 and 2006, respectively. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2007, 2006 and 2005, the foreign currency effect on the Company’s deferred revenues was a change of ($1,311,000), $888,000 and ($750,000), respectively, as a result of changes in the exchange rate between the United States and Australian dollars.
The Company recognized joint development revenues previously recorded in deferred revenue related to the completion of the fuel production and delivery commitments in connection with the DOE Catoosa Project in the amount of $5,798,000 during the year ended December 31, 2005. The Company has recorded deferred revenue of $1,000,000 as of December 31, 2006 related to its agreement with Marathon. This amount was recognized in 2007 as a result of the new Marathon agreement discussed in Note 6.
8. COMMON STOCK PURCHASE AGREEMENT
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

At the Company’s discretion, the Company may present Azimuth with draw-down notices requiring Azimuth to purchase common stock over eleven consecutive trading days or such other period mutually agreed upon by the Company and Azimuth, with each draw-down subject to limitations based on the price of the Company’s common stock and a limit of 2.5% of the Company’s market capitalization at the time of such draw-down. The Company can present Azimuth up to 24 draw-down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw-down period. Once presented with a draw-down notice, Azimuth is required to purchase a pro-rata portion of the shares on each trading day on which the daily volume weighted average price of Syntroleum common stock exceeds a threshold price determined by the Company for such draw-down, which will not be less than $1.37 per share. The per share purchase price for these shares equals the daily volume weighted average price of Syntroleum common stock on each date during the draw-down period on which shares are purchased, less a discount ranging from 3.125% to 6.25%, based on the threshold price. If the daily volume weighted average price of the Company’s stock falls below the threshold price on any trading day during a draw-down period, Azimuth is not required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at its election, Azimuth can buy the pro- rata portion of shares allocated to that day at the threshold price less the discount. As of December 31, 2007, the Company’s common stock share price was less than the threshold price.
The Purchase Agreement also provides that at the Company’s sole discretion, the Company may grant Azimuth the right to exercise one or more options to purchase additional shares of common stock during each draw-down pricing period for an amount that the Company specifies. Upon Azimuth’s exercise of the option, the Company can sell to Azimuth the shares of common stock subject to the option at a price equal to the greater of the daily volume weighted average price of common stock on the day Azimuth notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company in each case, less a discount ranging from 3.125% to 6.25%, based on the volume weighted average price of common stock. The Company’s ability to draw-down on equity could be reduced or eliminated by material, adverse changes to the Company’s business. The Company’s ability to draw-down on equity could be reduced or eliminated by material, adverse changes to the Company’s business or delisting of the Company’s common stock from the NASDAQ market.
On March 1, 2007, a draw-down of $5 million was consummated at an average stock price of $3.23 per share. On July 11, 2007, a second draw-down of $8 million was consummated at an average stock price of $2.71 per share.
The Company entered into an agreement (the “Purchase Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007 pursuant to which Fletcher, subject to the terms and conditions set forth in the Purchase Agreement, has agreed to purchase $12 million of the Company’s common stock (capped at a maximum of 19.99% of the outstanding shares of common stock as of November 14, 2007) over the period of 24 months following November 18, 2007. The stock issued by the Company to Fletcher will be issued under the Company’s currently effective registration statement on Form S-3 (Registration No. 333-62290) as amended or replaced. Fletcher will make an initial $3 million investment at the market price of the Company’s common stock determined over a specified ten business-day period plus $0.60 per share. The initial investment will be made on a date chosen by Fletcher between March 24, 2008 and April 8, 2008. Subject to the terms and conditions set forth in the Purchase Agreement, Fletcher will make later investments of $9 million in months 7 through 24 following November 18, 2007 at the market price of Syntroleum common stock determined over a specified 40 business-day period (but capped at the average price for any three business days during that period) minus $0.20 per share (the “Later Investments”). Subject to certain exceptions, purchases by Fletcher will be adjusted for Company issuances or public announcements of issuances occurring within 135 days of a Fletcher investment at prices below the prices paid by Fletcher. The Company has agreed that prior to June 30, 2008, except for certain specified issuances, it will not, in conjunction with debt, issue capital stock at prices less than the daily market price on the date of the issuance or, if earlier, the date the Company agrees to the issuance. Warrants will be issued to Fletcher for 50% of the shares of common stock purchased in the Later Investments, with an exercise price equal to the price per share of the first Later Investment plus $0.40. The term of the warrants is seven years after the date of the final Later Investment closing date. The warrants shall be issued at the closing of the initial $3 million investment.
The terms and conditions set forth in the Purchase Agreement include representations from the Company that it is has disclosed all items and events that could have a material adverse affect, as defined in the Purchase Agreement. The Company must notify Fletcher of any changes or events that may qualify as material adverse effects. Additionally, the Company is required to use its best efforts to maintain listing on the Nasdaq Global Market. As discussed in Note 2, the Company has been notified that they are not in compliance with the market value minimum requirement for its common stock. However, the Company’s stock will still be trading on the Nasdaq Global Market during the initial investment period and will likely still be trading, but on the Nasaq Capital Market, during the later investment period, which is acceptable under the Purchase Agreement.
9. STOCKHOLDERS’ EQUITY
Private Placements and Public Offerings. In May 2004, the Company completed the sale of 5,916,000 shares of common stock and warrants to purchase 887,400 shares of common stock pursuant to a public offering at a price to the public of $5.60 per share and 15 percent of a warrant. Each warrant is initially exercisable at a price of $7.60 per share of common stock beginning on the date of issuance and ending on May 26, 2008. The warrants were deemed to have a fair market value of approximately $1.9 million at the date of issuance and were recorded as additional paid-in-capital. The Company received net proceeds of approximately $31.1 million after underwriting discount and offering expenses.
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
Retirement of Treasury Stock. The Company offers its employees the option to swap shares of common stock issued for compensation to settle the employees’ tax liability. The shares that are traded are subsequently cancelled by the Company. The Company repurchased and cancelled 296,930 shares for $885,000, 77,716 shares for $686,000 and 58,036 shares for $600,000 during the years ended December 31, 2007, 2006 and 2005 at the then current market prices.

The Company held 7,675,000 shares in treasury as of December 31, 2004, which were cancelled during the year ended December 31, 2005.
Tyson. As an incentive for entering into a joint venture Limited Liability Company Agreement, which formed Dynamic, in connection with a transaction with Tyson involving our Bio-Synfining™ Technology and the risk associated with the initial commercial deployment of its technology, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.
Pursuant to a registration rights agreement, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
TI Capital Management. The Company was authorized to issue warrants to purchase up to 2,170,000 shares of the Company’s common stock to TI Capital Management, a firm owned by Mr. Ziad Ghandour, a director of and consultant to the Company, pursuant to an amended and restated consulting agreement. Mr. Ziad Ghandour was a director and employee of the Company. Mr. Ghandour resigned from all positions in August 2007. These warrants vested upon the achievement of various criteria in the agreement. All warrants outstanding associated with the consulting agreement expired on November 4, 2007.
On July 26, 2007, TI Capital Management and Mr. Ghandour filed a lawsuit against the Company and Mr. Jack Holmes, the Company’s former chief executive officer, alleging breach of contract and other causes of action relating to TI Capital Management’s consulting relationship with the Company and Mr. Ghandour’s employment with and position as a director with the Company. Pursuant to the Resignation and Compromise Agreement (collectively the “Compromise Agreement”), Mr. Ghandour and the Company have exchanged waivers and releases of claims. On August 13, 2007, TI Capital Management and Mr. Ghandour dismissed their lawsuit against the Company and Mr. Holmes without the right to refile the lawsuit. In settlement of all claims, Mr. Ghandour received in cash $1,393,550. In addition, he will have the right to receive, prior to December 31, 2011, a payment of three percent (3%) of the first net cash received by the Company or its subsidiaries of which the Company has an equity participation (the “Additional Fees”) for access to its gas to liquids technology from five potential commercial projects. In computing the Additional Fees, royalties paid per unit of production over the life of the plant and for preparation of a process design package shall not be included. The Additional Fee earned is a minimum of $1.5 million for each project. In the event of a change of control of the Company, Mr. Ghandour will have the option to terminate the potential for earning Additional Fees in exchange for the one time payment of $2 million in cash.
Pursuant to the Compromise Agreement entered into effective August 6, 2007 and an amendment dated as of August 8, 2007, Mr. Ziad Ghandour resigned as a director of the Company, effective August 14, 2007. Mr. Ghandour also terminated his employment with the Company on August 14, 2007. In addition, pursuant to the Compromise Agreement, TI Capital Management terminated all consulting arrangements with the Company, effective August 14, 2007.
Sovereign Oil & Gas Company II, LLC. In March 2004, the Company entered into a joint development agreement (“JDA”) with Sovereign, a geological and reservoir engineering firm that the Company retained to assist it in acquiring rights to previously discovered oil and natural gas that may lead to commercial production, including the potential deployment of Syntroleum GTL Technology.
Under the agreement, the Company agreed, under certain circumstances, to issue Sovereign warrants to purchase shares of the Company’s common stock. These warrants are exercisable for five years beginning on the date of stockholder approval, which was received on April 26, 2004. In addition, under the agreement, the Company is required to issue warrants to purchase 25,000 shares each upon the acquisition of an interest in a property subject to certain conditions and if the Company and Sovereign do not receive a cash bonus or overriding royalty interest subject to certain conditions. The Company will issue an additional 50,000 warrants exercisable for five years from the date of first production of hydrocarbons from the property. The Company is required under the agreement to issue warrants to Sovereign to purchase 12,500 shares upon the Company’s acquisition of an interest in a property proposed by the Company and accepted by Sovereign and other conditions, exercisable for five years from the acquisition or agreement date.

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
The Company notified Sovereign on November 15, 2006 that it did not intend to renew the JDA at the conclusion of the current contract year. The JDA terminated in March 2007.
The following tables summarize the equity-based compensation related to the Company’s agreements with Sovereign.

Warrants Granted				Warrants Exercised
Date of	Warrants	Exercise	Valuation at	Date	Warrants
Grant	Granted	Price	Grant	Exercised	Exercised	Proceeds
7/26/2006	25,000	$7.98	$79,000		—	$—
11/28/2005	25,000	$6.94	75,000		—	—
4/14/2005	25,000	$6.40	157,000		—	—
9/7/2004	25,000	$6.40	75,000		—	—
4/26/2004	50,000	$6.40	165,000	1/28/2005	8,750	56,000

Total	150,000		$551,000		8,750	$56,000

10. STOCK-BASED COMPENSATION
The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Stock options generally vest over three years. Certain restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized but previously unissued shares. As of December 31, 2007, approximately 1,573,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 8,742,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2006	7,423,419	$6.77
Granted at market price	33,899	$3.19
Exercised	(22,666)	$1.62
Expired or forfeited	(1,447,935)	$7.27

OUTSTANDING AT DECEMBER 31, 2007	5,986,717	$6.65

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$1.49 - $1.49	10,666	$1.49	4.84	10,666	$1.49
$1.55 - $1.55	1,000,000	1.55	4.75	1,000,000	1.55
$1.62 - $2.89	1,246,028	2.34	6.61	1,033,528	2.23
$3.19 - $6.88	1,237,220	6.31	5.73	1,228,888	6.32
$7.10 - $10.14	1,216,974	9.27	7.69	413,665	8.58
$10.51 - $19.88	1,275,829	12.73	5.37	525,163	15.89

	5,986,717	$6.65		4,211,910	$5.59

A total of 1,774,807 stock options with a weighted average exercise price of $9.18 were outstanding at December 31, 2007 which had not vested. A total of 3,155,820 stock options with a weighted average exercise price of $8.23 were outstanding at December 31, 2006 which had not vested.
The fair value of options granted during the year ended December 31, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices and historical volatilities. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the twelve months ended December 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The weighted average grant date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was approximately $1.90 per stock option (total grant date fair value of $64,000), $4.06 per stock option (total grant date fair value of $5,115,000) and $5.29 per stock option (total grant date fair value of $15,212,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Expected dividend yield	0%	0%
Expected volatility	73%	81%
Risk-free interest rate	4.54%	4.61%
Expected life	4.38 yrs.	5.83 yrs.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the year ended December 31, 2007 and 2006 was $4,980,000 and $7,859,000, respectively. Amounts decreased in the year ended December 31, 2007 due to modifications to performance and market based stock options.
The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2007, 2006, and 2005 was $38,000, $753,000 and $1,791,253, respectively. The total amount of cash received in 2007 and 2006 by the Company from the exercise of these options was $36,000 and $414,000, respectively. As of December 31, 2007 and 2006, there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately five years. In addition, as of December 31, 2007, unrecognized compensation cost related to non-vested stock options was $1,490,000 which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.
Restricted Stock
The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2007, 2006 and 2005 was $2.73 per share (total grant date fair value of $5,795,000), $5.91 per share (total grant date fair value of $2,296,000) and $9.96 per share (total grant date fair value of $3,703,000), respectively. As of December 31, 2007, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $988,000. In addition, as of December 31, 2007, unrecognized compensation cost related to non-vested restricted stock units was $3,131,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during December 31, 2007, 2006 and 2005 was $3,753,000, $2,510,000 and $2,293,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2006	426,000	$6.53
Granted	2,123,087	$2.73
Vested or Exercised	(1,185,837)	$3.17
Expired or forfeited	(181,250)	$5.70

NONVESTED AT DECEMBER 31, 2007	1,182,000	$2.96

Stock Incentive Plan.
Employees of the Company may receive a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by the Company. The Board of Directors establishes the annual objectives on which the Company will be measured and determines the number of shares to be issued or amount of cash to be paid based on a rating system. Individual objectives are measured by management based on a similar rating system. Compensation for 2006 achievement of goals was recorded in the year ended December 31, 2006 Consolidated Statement of Operations and was paid in stock awards in the first quarter of 2007. Compensation for 2007 achievement of certain goals and objectives was paid in cash in the year ended December 31, 2007 in the amount of $799,865.
Refer to the table below for stock awards granted during the year ended December 31, 2007, 2006 and 2005.

	Common Stock Grants for Performance
			Shares
			Cancelled,
	Shares		Retired or	Net Shares
	Granted	Price ($)	Exchanged	Issued	Valuation
2007	331,381	$3.25	105,288	226,093	$1,078,099
2006	91,707	$9.67	29,558	62,149	$887,000
2005	91,925	$9.27	18,416	73,509	$852,000
Long-Term Incentive Compensation Awards
In 2005, the Company entered into stock option award agreements under the stock incentive plan with certain of its officers. The agreements granted the officers options to purchase up to 2,600,000 of its shares of the Company’s common stock at an exercise price of $10.52 and $10.14 per share. Depending on either the sustained stock price, as defined in the agreement, ranging from $0 to in excess of $40 of the Company’s common stock and/or the net present value of future cash flows, as defined in the agreement, of less than $1,375 million to an excess of $2,200 million, a percentage of the options will vest as determined in a performance vesting schedule with respect to the period commencing on the date of grant and ending on December 31, 2010 (the “Performance Period”).
The term of each option is ten years from the date of grant. The Company follows SFAS No. 123 (R), which requires compensation expense to be recognized over the service period when a market measure is used. Certain modifications were made to these market based stock options during the year ended December 31, 2007. These modifications included an extended vesting period and extended term for executives who separated from the Company. Incremental compensation cost was measured as the excess of the fair value of the replacement award over the fair value of the award immediately prior to modifiation. Due to market factors in vesting requirements of the stock option, previously expensed amounts were reversed and the incremental compensation cost was recorded. The total expense of the modified awards have been recorded for the year ended December 31, 2007 resulting in a $1,213,000 reduction in expense.
11. INCOME TAXES
The Company has federal income tax net operating loss (“NOL”) carry-forwards of approximately $320 million at December 31, 2007. The Company’s NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2008	$267
2009	320
2010	1,026
2011	1,865
2012	—
Thereafter	316,687

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
The Company has not recorded an income tax provision or benefit for the years ended December 31, 2007, 2006 and 2005. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased (decreased) by approximately $(2,401,000), $21,452,000 and $19,206,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.
Deferred taxes consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
NOL carry-forwards	$121,674	$120,785
Capital loss carry-forwards	1,626	1,626
Research and development credit	8,226	8,466
Deferred revenue	6,968	6,695
Investments	410	326
Oil and gas properties	—	4,787
Stranded gas venture	—	112
Stock-based compensation	4,924	4,185
Other	1,983	962

	145,811	147,944

Deferred tax liabilities:
Oil and gas properties	(593)	—
Other	(617)	(942)

Net deferred tax asset before valuation allowance	144,601	147,002
Valuation allowance	(144,601)	(147,002)

Net deferred tax assets	$—	$—

The Company’s capital loss carry-forwards generally begin to expire in 2008.
12. COMMITMENTS AND CONTINGENCIES:
The Company has entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2007 and 2023. Rental expense was $695,000 in 2007, $937,000 in 2006, and $836,000 in 2005. Total future minimum lease payments under these agreements as of December 31, 2007 are as follows:

Year	Amount
(in thousands)
2008	$329
2009	275
2010	269
2011	130
2012	9
Thereafter	83

$1,095

In February 2008, the Company was released of its lease obligation of $152,000 related to the lease for the lab sold to Emerging Fuels Technology, LLC. This amount is included in the above table.
The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $3,084,000 at December 31, 2007. Expense is not recognized until an employee is severed.

The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The Company paid $745,000 to employees on June 29, 2007 and $323,000 in the fourth quarter of 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $868,000 on July 1, 2008, which amount will be recognized over the requisite service period starting July 2007. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. The Company has no obligation if the employee leaves before the date specified in the agreement.
Our Dynamic facility requires us to provide 50% of the required capital for the plant. Current requirements for capital are $150 million, of which $135 million is for the plant itself, the balance of which is estimated project development costs and working capital of $23.5 million, of which, $8.5 million has been committed and funded by Tyson and Syntroleum. Our capital contribution to the plant is estimated to be approximately $75 million. We have secured a $12 million capital commitment in November 2007 as part of our initial funding efforts. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.
During 2007, the Company entered into retirement and severance agreements with several officers. Pursuant to the terms of the agreements, the Company made one time payments to certain retiring officers on their effective retirement date totaling $400,000 and will made monthly cash payments for a total of approximately $1,740,000 through December 31, 2007. We also entered into consulting agreements for a total of $560,000. All consulting expenditures were completed in July of 2007.
The Company is subject to a contingent obligation under leases and other agreements incurred in connection with real estate activities and other operations conducted by SLH Corporation (“SLH”) prior to its merger with Syntroleum. Through its merger with SLH, the Company acquired Scout Development Corporation (“Scout”). Scout is a successor guarantor on one set of leases; subleases in Hawaii.
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
In December 2005, management learned through the Steiner Trust and Hawaii counsel that the owner of the Hyatt Hotel, Azabu Buildings Co., Ltd. (“Azabu”) has been petitioned for an involuntary Chapter 11 bankruptcy by Beecher Limited and others, creditors of Azabu in various business ventures. On February 1, 2006, Azabu filed for Chapter 11 bankruptcy. Management believes that based on the performance of this asset, that the bankruptcy court would more than likely require Azabu to continue to make all required rent payments in order for the hotel to continue operations. Based on the appraised value of the Hyatt Hotel and management’s evaluation of this contingency, management considers the risk of default by the Hyatt Hotel on the lease obligations to be remote and accordingly, has not recorded any liability in its consolidated balance sheets at December 31, 2007 or 2006.
Scout was also subject to lease obligations under a land lease for the Reno parking garage. This property was sold in 2000; however, Scout was not released from the land lease by the landowner (see Note 4). In February, 2007, the Company was released of its guarantor obligation on the land lease in Reno, Nevada.
The Company’s license agreements require it to indemnify its licensees, subject to a cap of 50 percent of the related license fees, against specified losses. Specified losses include the use of patent rights and technical information relating to the Syntroleum® Process, acts or omissions by the Company in connection with the preparation of PDPs for licensee plants and performance guarantees related to plants constructed by licensees. All amounts received for license fees have been recorded as deferred revenue in the consolidated balance sheets.

The accuracy and appropriateness of costs charged to the U.S. government contracts are subject to regulation, audit and possible disallowance by the Defense Contract Audit Agency or other government agencies. Accordingly, costs billed or billable to U.S. government customers are subject to potential adjustment upon audit by such agencies.
Most of the company’s U.S. government contracts are funded incrementally on a year-to-year basis. Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in unreimbursable expenses or charges or otherwise adversely affect the Company’s financial condition and/or results of operations. As of December 31, 2007, the Company has not experienced any violations in appropriateness of costs charged and priorities or funding levels have not been changed from original appropriations.
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
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are summarized as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$18,405	$18,405	$33,469	$33,469
Accounts receivable	420	420	500	500
Restricted cash — current	—	—	166	166
Liabilities:
Convertible debt	—	—	27,641	27,641
The fair value of the cash and cash equivalents, restricted cash and accounts receivable approximates carrying value because of the short-term maturity of these financial instruments. The estimated fair value of the convertible debt was calculated by discounting scheduled cash flows using estimated market discount rates.
14. SIGNIFICANT CUSTOMERS
Substantially all of the Company’s joint development revenue for the three years ended December 31, 2007, was from the Department of Energy, Department of Defense and several major oil companies for joint research and development work and feasibility studies. This work has been conducted in the Company’s various facilities, including the Company’s technology center, Tulsa Pilot Plant, and the Catoosa Demonstration Facility. The Company’s technical services revenue for the year ended December 31, 2007 was from Dynamic for a process design package for the Dynamic plant.
In addition, since 1996, the Company has signed master license agreements with four oil companies and with the Commonwealth of Australia. The Company has also signed volume license agreements with three other oil companies. The license agreements allow the licensees to use the Syntroleum® Process in their production of synthetic crude oil and fuels primarily outside of North America. Syntroleum received an aggregate of $39.5 million as initial deposits and options fees under existing license agreements and the rights to certain technologies in connection with these license agreements.
Under these license agreements, a licensee obtains the right to use the Syntroleum® Process and to acquire catalysts from the Company, secures pricing terms for future site licenses and obtains rights to future improvements to the Syntroleum® Process. Generally, the amount of the license fee for site licenses issued under the Company’s master and volume license agreements is determined pursuant to a formula based on the discounted present value of the product of (1) the annual maximum design capacity of the plant, (2) an assumed life of the plant and (3) the Company’s per barrel royalty rate. Initial cash deposits under the Company’s license agreements are credited against future site license fees (see Note 1).

15. STRANDED GAS VENTURE
On April 11, 2005, the Company entered into a Participation Agreement with Dorset pursuant to which Dorset committed to provide approximately $40,000,000 to Syntroleum to be used to evaluate investment opportunities, conduct oil and gas project development activities, and acquire interests in oil and gas properties (“Venture”). Mr. Ziad Ghandour, a previous member of the board of directors and a prior consultant to the Company was a participant in the Dorset Group Corporation. Subsequently, Ernest Williams II Q-TIP TUA dated 01/25/02 (“Williams”) and Selim K. Zilkha Trust (“Zilkha”) joined the Participation Agreement as venture participants and agreed to provide an additional capital commitment of $10,000,000 each, making the total commitment amount $60,000,000.
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
On December 20, 2006, the Company, J. Williams and Zilkha agreed to terminate the remainder of the Participation Agreement. The Company repaid 100 percent of the contributions previously made by J. Williams and Zilkha in amount of $1,193,386 each. Of this amount, $360,000 was paid to each remaining participant on December 20, 2006 and $833,386 was paid on to each remaining participant on April 30, 2007. As of December 31, 2007 the liability associated with this agreement is $0. As of December 31, 2006, the remaining liability is reflected in Current Liabilities of Discontinued Operations as of December 31, 2006.
16. STOCKHOLDER RIGHTS PLAN
On October 24, 2004, the Company entered into the Second Amended and Restated Rights Agreement, whereby each outstanding share of the Company’s common stock carries a stock purchase right issued pursuant to a dividend distribution declared by the Company’s Board of Directors in March 1997. The rights entitle the holder to buy one one-hundredth of a share of Series A Junior Preferred Stock at a price of $20.8333 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a public announcement that a person or group has acquired, or a tender offer is made for, 20 percent, or in the case of Mr. Robert A. Day (who was a board member until September, 2006) and his affiliates 35 percent, or more of the common stock of the Company. If either of these events occurs, each right will entitle the holder to receive the number of shares of the Company’s common stock having a market value equal to two times the exercise price of the right. The rights may be redeemed by the Company for $0.01 per right until ten days following the first date of public announcement of a person becoming an Acquiring Person. The rights expire October 2014.
17. SEGMENT INFORMATION
The Company applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Previously, the Company’s reportable business segments have been identified based on the differences in products or services provided. Segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 3, the company classified the Domestic and International Oil and Gas segments and research and development component as discontinued operations for the years ended December 31, 2007, 2006 and 2005. The Company now operates only one operating segment.
18. SUBSEQUENT EVENTS
On March 3, 2008 the Company received $5,766,000 from African Energy Equity Resources Limited (“AEER”) representing full payment of their debt obligation which arose from the Share Sale and Purchase Agreement between Syntroleum International, Syntroleum, AEER, And Energy Equity Resources (Norway) Limited (“EERNL”) dated January 19, 2007 for the sale of Syntroleum International’s Nigerian business. Syntroleum Corporation has agreed to immediately withdraw all winding up proceedings against AEER and EERNL. This amount has been recorded in “Current Assets of Discontinued Operations” at December 31, 2007.
On March 6, 2008, the Company sold the Corporate and Technology Center for approximately $1,250,000 to an unrelated individual.

19. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007	(in thousands, except per share data)
Revenues	$13,705	$546	$1,026	$1,195
Operating income (loss)	3,872	(8,470)	(2,891)	(2,873)
Net income (loss) from continuing operations	3,904	(8,709)	(2,460)	(2,579)
Net income (loss) from discontinued business	10,904	(932)	(599)	4,222
Net income (loss)	14,808	(9,641)	(3,059)	1,643
Basic and diluted EPS:
Continuing operations	$0.07	$(0.15)	$(0.04)	$(0.04)
Discontinued operations	$0.19	$(0.02)	$(0.01)	$0.07
Net income (loss)	$0.26	$(0.17)	$(0.05)	$0.03

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006	(in thousands, except per share data)
Revenues	$54	$56	$2,470	$120
Operating income (loss)	(7,405)	(7,681)	(5,530)	(7,890)
Net income (loss) from continuing operations	(6,337)	(8,514)	(5,183)	(8,036)
Net income (loss) from discontinued operations	(6,567)	(7,188)	(7,838)	(4,962)
Net income (loss)	(12,904)	(15,702)	(13,021)	(12,998)
Basic and diluted EPS
Continuing operations	$(0.11)	$(0.15)	$(0.09)	$(0.14)
Discontinued operations	$(0.12)	$(0.13)	$(0.14)	$(0.09)
Net income (loss)	$(0.23)	$(0.28)	$(0.23)	$(0.23)
To date, the nature of the Company’s revenues and costs have been related to certain projects and are wholly dependent upon the nature of the Company’s projects. The various size and timing of these projects, including the DOE Catoosa Project, operations and modifications at the Company’s Catoosa demonstration facility and the Company’s oil and gas upstream activities that were included in discontinued operations in 2007, 2006 and 2005, may affect the comparability of the periods presented.

Index to Exhibits

10.78	Retirement Agreement dated November 15, 2007 between the Company and Jack B. Holmes, Jr.

10.79	Retirement Agreement dated November 16, 2007 between the Company and Ken Agee.

10.80	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee.

21	Subsidiaries of Syntroleum

23	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer