Form 10-Q
period 2008-03-31
SYNTROLEUM CORP
filed 2008-05-05
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.
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
Large accelerated filer ☐       Accelerated filer ☑       Smaller reporting company ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2008, the number of outstanding shares of the issuer’s common stock was 62,623,242.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2007 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,904	$18,405
Accounts receivable	830	420
Other current assets	344	441
Current assets of discontinued operations	—	5,766

Total current assets	25,078	25,032

OIL AND GAS PROPERTIES, USING FULL COST METHOD AND PROPERTY AND EQUIPMENT HELD FOR SALE	—	1,162

PROPERTY AND EQUIPMENT – at cost, net	358	508
INVESTMENT IN DYNAMIC FUELS, LLC	3,751	3,910
OTHER ASSETS, net	1,732	1,679

	$30,919	$32,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$574	$625
Accrued employee costs	1,527	1,275
Other accrued liabilities	39	35
Current liabilities of discontinued operations	601	696

Total current liabilities	2,741	2,631

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	997	958
DEFERRED REVENUE	22,894	22,578
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 62,573 and 62,523 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	626	625
Additional paid-in capital	339,670	339,277
Accumulated deficit	(336,009)	(333,778)

Total stockholders’ equity	4,287	6,124

	$30,919	$32,291

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Quarter Ended March 31,
	2008	2007
REVENUES:
Licensing revenue from Marathon	$—	$13,665
Technical services revenue	907	—
Other revenues	655	40

Total revenues	1,562	13,705

COSTS AND EXPENSES:
Engineering	975	832
Depreciation, depletion and amortization	164	201
General, administrative and other (including non-cash equity compensation of $393 and $2,505 for the quarter ended March 31, 2008 and 2007, respectively.)	2,005	8,800

OPERATING INCOME (LOSS)	(1,582)	3,872

INVESTMENT AND INTEREST INCOME	187	414
OTHER EXPENSE, net	(153)	(100)
FOREIGN CURRENCY EXCHANGE	(617)	(282)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,165)	3,904

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,165)	3,904

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(66)	10,904

NET INCOME (LOSS)	$(2,231)	$14,808

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.04)	$0.07
Income (loss) from discontinued operations	(0.00)	0.19

Net income (loss)	$(0.04)	$0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	62,570	56,866

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2007	62,523	$625	$339,277	$(333,778)	$6,124

Vesting of awards granted	—	—	357	—	357

Stock-based bonuses and match to 401(k) Plan	50	1	36	—	37

Net loss	—	—	—	(2,231)	(2,231)

Balance, March 31, 2008	62,573	$626	$339,670	$(336,009)	$4,287

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Quarter Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,231)	$14,808
Income (loss) from discontinued operations	(66)	10,904

Income (loss) from continuing operations	(2,165)	3,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	164	201
Foreign currency exchange	617	280
Non-cash compensation expense	393	2,505
Non-cash loss in equity method investee	159	—
Non-cash licensing revenue	—	(13,665)
Changes in assets and liabilities:
Accounts and notes receivable	(410)	32
Other assets	7	407
Accounts payable	(51)	(518)
Accrued liabilities and other	256	705
Deferred revenue	(300)	250

Net cash used in continuing operations	(1,330)	(5,899)
Net cash used in discontinued operations	(133)	(1,040)

Net cash used in operating activities	(1,463)	(6,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28)	—
Decrease in restricted cash	—	166

Net cash provided by continuing operations	(28)	166
Net cash provided by discontinued operations	6,990	2,000

Net cash provided by investing activities	6,962	2,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	31
Proceeds from issuance of common stock	—	4,909
Acquisition and retirement of treasury stock	—	(465)

Net cash provided by continuing operations	—	4,475

Net cash provided by financing activities	—	4,475

FOREIGN EXCHANGE EFFECT ON CASH	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,499	(298)
CASH AND CASH EQUIVALENTS, beginning of period	18,405	33,469

CASH AND CASH EQUIVALENTS, end of period	$23,904	$33,171

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using its Bio-Synfining™ Technology. See note 4, “Investment in Dynamic”, for further detail.
The operations of the Company to date have consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. The Company is also applying its technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. The Company is centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of its technology. The Company has completed all activities associated with research and development. See note 6, “Discontinued Operations and Assets Held for Sale”, for further detail.
The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC under the Securities Exchange Act of 1934.
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
2. Operations and Liquidity
Although the Company generated net income for 2007, it has previously sustained recurring losses and negative cash flows from continuing operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and debt financings, and the sale of certain assets. As of March 31, 2008, the Company had approximately $23,904,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that the Company currently has sufficient cash and financing capabilities to meet its funding requirements beyond 2009. The Company has implemented cash expense reductions in overhead activities including personnel reductions. The Company has discontinued research and development activities, as the Company pursues commercial deployment of its technology. The Company has experienced significant reductions in overhead and research and development expenditures over the last year and expects to continue this downward trend in expenditures. However, the Company has experienced, and continues to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for substantial additional capital investment related to construction of plants, and other activities in which the Company participates.
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
If either Tyson or the Company elects not to proceed with the construction of the first plant, then their interest in Dynamic reverts to the other party, who is then free to build the plant. If a member fails to make a capital contribution, it is in default, and its interest in Dynamic is diluted by $1.50 per $1.00 not contributed. The other member can fund the portion of the default, which is considered a loan to the defaulting member at a rate of LIBOR +10 % with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at a $1.00 per $1.00 of the loan.

The Company expects that it will need to raise substantial additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through debt or equity financing in the capital markets, as well as, various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of March 31, 2008. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
On January 25, 2008 the Company received from The NASDAQ Stock Market a letter indicating that it was not in compliance with the market value minimum requirement for its common stock as set forth in Marketplace Rule 4450(b)(1)(A). The Company was provided 30 calendar days, or until February 25, 2008, to regain compliance. The Company was unable to meet this requirement and applied on March 25, 2008 to transfer the listing of its securities from the NASDAQ Global Market to the NASDAQ Capital Market. On March 27, 2008, the Company received notification that the application had been approved. The Company’s securities were transferred to the NASDAQ Capital Market at the opening of business on March 31, 2008. The Company also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating its common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). The Company was provided 180 calendar days, or until July 30, 2008, to regain compliance. If compliance with the $1.00 bid price requirement cannot be demonstrated by July 30, 2008, the NASDAQ Staff will determine whether the Company meets the Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). If it meets the initial inclusion criteria, the Staff will notify the Company that it has been afforded an additional compliance period, up to January 26, 2009. Otherwise, the Staff will provide written notification that the Company’s securities will be delisted. At that point, the Company may appeal the Staff’s determination to delist its securities to a Listing Qualifications Panel. During this 180-day period, its shares will continue to trade on the NASDAQ Stock Market. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if the Company has achieved compliance with the rule.
3. Reclassifications
Certain reclassifications have been made to the March 31, 2007 statements of operations and cash flows to conform to the March 31, 2008 presentation. These reclassifications had no impact on net income (loss). The reclassifications relate to the discontinued operations of research and development activities and domestic and international oil and gas activities (see Note 6).
4. Investment in Dynamic
On June 22, 2007, the Company entered into definitive agreements with Tyson to form Dynamic, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting synthesis gas derived from bio-feedstocks into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene and naphtha. Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Expense, net” in the Consolidated Statements of Operations. The Company’s carrying value in Dynamic is reflected in “Investment in Dynamic Fuels LLC” in the Company’s Consolidated Balance Sheets. Dynamic was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. The joint venture reported total assets of $7.62 million and total liabilities of $121,000 as of March 31, 2008, and expenses of $357,000 for the three months ended March 31, 2008. As of March 31, 2008, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $3.75 million, which represents Syntroleum’s equity investment in this entity.
5. Asset Retirement Obligation
The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of the Company’s pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $1,543,000 and $0 using a 10% discount rate over the estimated dismantlement period at March 31, 2008 and 2007 in “Other Current and Non-Current Liabilities of Discontinued Operations” in the Company’s Consolidated Balance Sheets. Accretion expense of $39,000 and $0 has been incurred for the three months ended March 31, 2008 and 2007, respectively.

6. Discontinued Operations and Assets Held for Sale
International Oil and Gas
On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited for $12,172,000, which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). AEERL also agreed to pay Syntroleum $5 million from the first gross revenues AEERL received from the Ajapa interests. The Company collected final payment of $5,766,000 with interest and reimbursement of legal fees for the initial sale of this stock in March 2008. This sale was recorded as a gain in the Company’s financial statements in the year ended December 31, 2007. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”).
The Company has not recorded any additional assets associated with its International Oil and Gas operations as of March 31, 2008. As of March 31, 2008, all significant obligations associated with the International Oil and Gas operations have been fulfilled and no liabilities are recorded.
Domestic Oil and Gas
Management actively sought interested parties for the sale of its remaining gas processing plant and related equipment. These assets were fully impaired in 2007. Management finalized the sale of these assets in the amount of $90,000 in February of 2008, resulting in a gain for the period ended March 31, 2008. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144. As of March 31, 2008, future obligations associated with the Domestic Oil and Gas operations have all been fulfilled and no liabilities are recorded.
Research and Development
The Company has completed the necessary testing and demonstration associated with its pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. The Company has documented the conclusions from all of these activities and does not intend to further fund other research and development activities. All revenues and costs associated with these activities such as facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility offset by the reduction in accrued expenses for removal of equipment from our Technology Center in 2008 resulted in a gain of $26,000 and expenses of $1,084,000 for the periods ended March 31, 2008 and 2007, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. There were no Joint Development Revenues associated with Discontinued Operations recognized for the period ended March 31, 2008. Other costs associated with the construction of the Catoosa Demonstration Facility are also included in discontinued operations; this includes interest expense and gain on extinguishment of debt.
The Company reviewed all assets for impairment for the period ended March 31, 2008. The Company sold its Technology Center in March of 2008. The Company impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending March 31, 2008.
7. Earnings Per Share

	Three months ended March 31,
	2008	2007
	(Dollars in thousands, except
	per share amounts; shares in
	thousands)
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$(2,165)	$3,904

Basic weighted-average shares	62,570	56,866
Effect of dilutive securities:
Unvested restricted stock units (1)	—	77
Stock options	—	952

Dilutive weighted-average shares	—	1,028

Earnings per common share from continuing operations:
Basic	$(0.04)	$0.24
Diluted	$(0.04)	$0.24

(1)	The unvested restricted stock units outstanding at March 31, 2007, will vest over the period from June 2007 to July 2008.

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

	March 31,	March 31,
	2008	2007
Options, warrants and restricted stock excluded (thousands)	12,056	8,945
Weighted-average exercise prices of options, warrants and restricted stock excluded	$5.13	$7.38
First quarter weighted average market price	$0.70	$3.36
8. Stock-Based Compensation
The Company’s share-based incentive plans permit the Company to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Stock options generally vest over three years. Certain restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan must be at least equal to the fair market value of the Company’s common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of the Company’s Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized, but previously unissued shares. As of March 31, 2008, approximately 1,958,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 8,736,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2007	5,986,717	$6.65
Granted at market price	—	$—
Exercised	—	$—
Expired or forfeited	(391,217)	$10.11

OUTSTANDING AT MARCH 31, 2008	5,595,500	$6.41

The following table summarizes information about stock options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$1.49 - $1.49	10,666	$1.49	4.84	10,666	$1.49
$1.55 - $1.55	1,000,000	1.55	4.75	1,000,000	1.55
$1.62 - $2.89	1,141,695	2.33	6.71	929,195	2.20
$3.19 - $6.88	1,189,847	6.33	5.84	1,181,515	6.34
$7.10 - $10.14	1,141,974	9.34	7.66	429,945	8.66
$10.51 - $19.88	1,111,318	12.09	6.07	361,318	15.35

	5,595,500	$6.41		3,912,639	$5.21

A total of 1,682,861 stock options with a weighted average exercise price of $9.20 were outstanding at March 31, 2008 and had not vested.
Non-cash compensation cost related to stock options recognized during the three months ended March 31, 2008 and 2007 was $313,000 and $1,074,000, respectively.

There were no stock options granted during the three months ended March 31, 2008. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 was approximately $1.91 per stock option (total grant date fair value of $61,000). The fair value of these options was estimated with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Expected dividend yield	N/A	0%
Expected volatility	N/A	73%
Risk-free interest rate	N/A	4.54%
Expected life	N/A	4.47 yrs.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2008 and 2007 was $0 and $34,000, respectively. The total amount of cash received in 2008 by the Company from the exercise of these options was $0. As of March 31, 2008 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately five years. In addition, as of March 31, 2008 unrecognized compensation cost related to non-vested stock options was $1,152,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.
Restricted Stock
The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term or upon achievement of performance for performance based awards. There were no new grants of restricted stock units for the three months ended March 31, 2008. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2007 was $3.23 per share (total grant date fair value of $1,724,000). As of March 31, 2008, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $719,000. In addition, as of March 31, 2008, unrecognized compensation cost related to non-vested restricted stock units was $2,774,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during March 31, 2008 and 2007 was $0 and $1,739,000, respectively. The following summary reflects restricted stock unit activity and related information.
The following table summary reflects restricted stock unit activity for the three months ended March 31, 2008.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2007	1,182,000	$2.96
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

NONVESTED AT MARCH 31, 2008	1,182,000	$2.96

9. Commitments and Contingencies
The Company has entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,850,000 at March 31, 2008. Expense is not recognized unless an employee is severed.
The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The Company paid $745,000 to employees on June 29, 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $1,260,000 on July 1, 2008, which amount will be recognized over the requisite service period starting July 2007. The Company has the option to grant shares of restricted stock for the 2008 commitment in lieu of making a cash payment. The Company has no obligation if the employee leaves before the date specified in the agreement.
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

10. New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted this statement as of January 1, 2008. There was no impact to the Company’s financial position and results of operations as a result of this adoption as the Company does not have any assets or liabilities measured at fair value on a recurring or non-recurring basis.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 had no material impact on its financial position and results of operations as the Company has not elected to utilize the fair value option on any assets or liabilities.
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
11. Subsequent Events
On April 30, 2008, the Company received $1.5 million form AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2007 (including our audited financial statements and the accompanying notes).
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
Significant Developments
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility is expected to be located in Geismar, Louisiana and produce approximately 75 million gallons per year of renewable synthetic fuels beginning in 2010. Total project cost is currently estimated to be approximately $158.5 million, of which $135 million is for the plant itself, the balance of which is estimated project development costs and working capital of $23.5 million, of which, $8.5 million has been committed and funded by Tyson and Syntroleum.
This project continues to progress forward. All previous milestones have been met on time and below budget. In accordance with the agreement, the site selection has been finalized and the process design package has been delivered to Dynamic by our engineers. The Front End Engineering and Design (FEED) package outlining the estimated capital budget will be delivered to each party in May of 2008. Upon completion of this final activity, the parties will meet to approve plant sanction based upon the capital budget for plant design and construction. It is expected that the election for plant sanction will occur in the early part of the third quarter of 2008. Based on this timeline, the plant is expected to be completed by the first quarter of 2010.

Based upon current pricing of the feedstock slate expected to be delivered by Tyson and the natural gas used in the Bio-Synfining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Bio-Synfining™ plant, if it were operating today, would be feedstock costs of approximately $2.49 per gallon and operating costs (excluding depreciation) of $0.38 per gallon of feedstock. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Department of Defense. Following on the success of our delivery to the Department of Defense of the Syntroleum S-8 aviation grade FT research fluid, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Bio-Synfining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. We expect that the Syntroleum® R-8 produced by our Bio-Synfining™ Technology will exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. We expect this testing to be completed by the end of the second quarter of 2008. If successful, we anticipate further requests for evaluation of Syntroleum® R-8 produced by our Bio-Synfining™ Technology as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel.
Discontinued Operations
International Oil and Gas
In March 2008, we received final payment of $5,766,000 from the sale of stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria, to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). We received $12,766,000 in total from the sale of these interests including the collection of interest and reimbursement of legal fees. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
Domestic Oil and Gas
We actively sought interested parties for the sale of our remaining gas processing plant and related equipment. These assets were fully impaired in 2007. We finalized the sale of these assets in the amount of $90,000 in February of 2008. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144.
Research and Development
We sold our Technology Center facility for $1,250,000 in March of 2008. We impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending March 31, 2008. The results of our research and development activities are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS 144.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Consolidated Unaudited Results for the Quarters Ended,

	March 31,	March 31,
Revenues	2008	2007
	(in thousands)
Licensing Revenue from Marathon	$—	$13,665
Technical Services Revenue	907	—
Other	655	40

Total Revenues	$1,562	$13,705

Licensing Revenue. Licensing revenue was $0 for the quarter ended March 31, 2008 compared to $13,665,000 for the quarter ended March 31, 2007. The 2007 non-cash licensing revenue related to the Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services Revenue. Revenues from contracted engineering services for a process design package for Dynamic and other separately contracted engineering services for technical work were $907,000 for the quarter ended March 31, 2008. There was no revenue received from technical services for the three months ended March 31, 2007. We expect to continue to earn revenues for additional engineering services for Dynamic in 2008 as well as we will provide additional engineering services to other customers on an individual contract basis.

Other Revenue. Other revenues were $655,000 for the three months ended March 31, 2008 compared to $40,000 for the three months ended March 31, 2007. These revenues consisted of GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation of approximately $16,000 in 2008 compared to $40,000 in 2007. We will continue to deliver fuels under this contract in 2008 similar to the volume delivery seen in the first quarter of 2008. We also recognized revenue of $183,000 for fuel shipped in the three months ended March 31, 2008 to other customers. In 2008, we also recognized revenue for the completion of the second milestone for our work with testing of 500 gallons of renewable jet fuel in the amount of $330,000. We will receive additional funds under this contract in the second quarter of 2008.

	March 31,	March 31,
Operating Costs and Expenses	2008	2007
	(in thousands)
Engineering	975	832
Depreciation, depletion and amortization	164	201
Non-cash equity compensation	393	2,505
General and administrative and other	1,612	6,295

Total Operating Costs and Expenses	$3,144	$9,833

Engineering. Expenses from engineering activities were $975,000 for the quarter ended March 31, 2008 compared to $832,000 during the same period in 2007. The increase primarily relates to additional analysis and design documentation on certain reactors.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2008 was $393,000 compared to $2,505,000 for the same period in 2007. The decrease resulted from:
•	A lower number of options outstanding and unvested due to a decrease in employees from the restructuring of the Company;

•	the grant of common stock under a retirement agreement to a former executive in lieu of a cash payment of $330,000 during the three months ended March 31, 2007.
General and Administrative and Other. General and administrative expenses for the quarter ended March 31, 2008 were $1,612,000 compared to $6,295,000 during the same period in 2007. The significant decrease resulted from a decrease in expenditures associated with professional consultants, travel and insurance expenditures. These cost reductions were in line with the Company’s cost reduction plan. The Company expects general and administrative expenses to continue at this decreased level for the remainder of 2008 and for 2009. The Company also incurred increased severance expense in 2007 for future payments under retirement agreements with former officers.

	March 31,	March 31,
Other Income and Expenses and Net Income (Loss)	2008	2007
	(in thousands)
Investment and Interest Income	$187	$414
Other Income (Expense)	(153)	(100)
Foreign Currency Exchange	(617)	(282)
Income (Loss) from Discontinued Operations	(66)	10,904

Net Income (Loss)	$(2,231)	$14,808

Investment and Interest Income. Investment and interest income was $187,000 in the quarter ended March 31, 2008 compared to $414,000 during the same period in 2007 due to decreased interest income earned on a lower cash balance and lower interest rates.
Other Income (Expense) and Foreign Currency Exchange. Other expense and foreign exchange loss was an expense of $770,000 for the quarter ended March 31, 2008, compared to expense of $382,000 during the same period in 2007. The increase in expense resulted from an increase in foreign currency losses in the first quarter 2008 due to the decreased value of the U.S. Dollar. The foreign currency losses result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. An additional expense was incurred in 2008 resulting from our investment in Dynamic. Dynamic losses result from project development, site selection, equipment evaluation, and government relations. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.
Income (Loss) from Discontinued Operations. Loss from discontinued operations for the first quarter 2008 was $66,000 compared to income of $10,904,000 for the same period in 2007. The income generated in 2007 is due to:
•	income from Discontinued Operations for the three months ended March 31, 2007, which represents the gain related to sale of Nigerian oil and gas assets of $1,311,000, and;

•	gain on extinguishment of debt was $10,672,000 during the three months ended March 31, 2007 resulting from the renegotiation of the Marathon obligation in January 2007, and;

•	offset by expenses associated with research and development activities for the three months ended March 31, 2007 of $1,084,000.

We do not expect to incur significant expenses related to our oil and gas activities in the future. We do not expect to incur significant expenses related to our research and development activities in the future as all liabilities associated with the discontinuance of activities have been incurred in 2007.
Liquidity and Capital Resources
General
As of March 31, 2008, we had $23,904,000 in cash and cash equivalents. Our current liabilities totaled $2,741,000 as of March 31, 2008.
At March 31, 2008, we had $830,000 in accounts receivable outstanding relating to our Technical Services provided to Dynamic and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Cash flows used in operations were $1,463,000 during the quarter ended March 31, 2008, compared to $6,939,000 during the quarter ended March 31, 2007. The decrease primarily results from lower cash used in continuing operations based on the new cost structure implemented by our management team in 2007. We also decreased our cash used in discontinued operations of research and development activities in 2008 when compared to 2007. We expect 2008 cash flows used in continuing operations to continue at this decreased level based on our current expenditure rate and due to significantly lower cash expenditures associated with our restructuring efforts, such as employee terminations. Future cash flows to be used in discontinued operations are expected to be minimal and relate to the dismantlement of and closure of all research and development facilities.
Cash flows provided by investing activities were $6,962,000 during the three months ended March 31, 2008, compared to cash flows provided by investing activities of $2,166,000 during the three months ended March 31, 2007. The change was primarily related to the receipt of payments of $5,766,000 from EER and the proceeds from the sale of the Technology Center of $1,100,000. The Company expects to invest significant amounts into our joint venture, Dynamic, in 2008 and 2009 and expects to receive cash calls for the initial capital expenditures in the second and third quarters of 2008. The Company is currently exploring alternatives for sources of funds for this investment. On March 19, 2008, we and Tyson applied for $135 million in tax-free funding from the Louisiana Public Facilities Authority. If approved, the bonds will provide us with a significant portion of the expected capital budget for the plant.
There were no cash flows provided by financing activities during the three months ended March 31, 2008 compared to $4,475,000 provided by financing activities during the three months ended March 31, 2007. The change in cash flows was primarily due to net proceeds received from a draw-down of $4,909,000 under our Common Stock Purchase Agreement as described below.
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
We have an effective registration statement for proposed offerings from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of March 31, 2008. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. No draw-downs can be made under this facility when our stock price is less than $1.37 per share. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
On January 25, 2008 we received from The NASDAQ Stock Market a letter indicating that the we were not in compliance with the market value minimum requirement for our common stock as set forth in Marketplace Rule 4450(b)(1)(A). We were provided 30 calendar days, or until February 25, 2008, to regain compliance. We were unable to meet this requirement and applied on March 25, 2008 to transfer the listing of our securities from the NASDAQ Global Market to the NASDAQ Capital Market. On March 27, 2008, we received notification that the application had been approved. Our securities were transferred to the NASDAQ Capital Market at the opening of business on March 31, 2008. We also received a NASDAQ Staff Deficiency Letter on February 1, 2008, indicating our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). We were provided 180 calendar days, or until July 30, 2008, to regain compliance. If compliance with the $1.00 bid price requirement cannot be demonstrated by July 30, 2008, the NASDAQ Staff will determine whether we meet the Capital Market initial listing criteria set forth in Marketplace Rule 4310(c). If we meet the initial inclusion criteria, the Staff will notify us that it has been afforded an additional compliance period, up to January 26, 2009. Otherwise, the Staff will provide written notification that our securities will be delisted. At that point, we may appeal the Staff’s determination to delist our securities to a Listing Qualifications Panel. During this 180-day period, our shares will continue to trade on The NASDAQ Stock Market. The NASDAQ Stock Market has indicated that if at any time before July 30, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will determine if we have achieved compliance with the rule.

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
Contractual Obligations
Our operating leases include leases for corporate equipment such as copiers, hardware and printers.
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,850,000 at March 31, 2008. Expense is not recognized until an employee is severed. Additionally, we have a commitment to pay $1,260,000 on July 1, 2008 for retention bonus agreements. We have the option to grant shares of restricted stock for the 2008 commitment in lieu of making cash payments.
Our Dynamic facility requires us to provide 50% of the required capital for the plant. Current requirements for capital are $158.5 million, of which $135 million is for the plant itself, $15 million for working capital and $8.5 million in engineering support and project development costs. A total of $8.5 million has been funded prorata by Tyson and Syntroleum. Our next capital contribution obligation to the plant is estimated to be approximately $75 million. If either party elects not to proceed with the construction of the first plant, then their interest reverts to the other party, who is then free to build the plant. If a member fails to make a capital contribution, it is in default, and its interest is diluted by $1.50 per $1.00 not contributed. The other member can fund a portion of the default, which is considered a loan to the defaulting member at a rate of LIBOR + 10% with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at a $1.00 per $1.00 of the loan. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.
We are also in discussions with various parties regarding joint venture projects. If these discussions progress, we could enter into additional commercial commitments. These discussions currently relate to projects to be located in the United States and various other countries.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements see Note 10 to our Unaudited Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We had approximately $23,904,000 in cash and cash equivalents in the form of money market instruments at March 31, 2008. This compares to approximately $18,405,000 in cash and cash equivalents at December 31, 2007. Our cash and cash equivalents balances are subject to fluctuations in interest rates and we are restricted in our options for investment by our short-term cash flow requirements. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the financial strength, reputation and history of the institutions selected.
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $13,767,000 at March 31, 2008. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.92 and $0.81 at March 31, 2008 and March 31, 2007, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We and our subsidiaries are involved in lawsuits that have arisen in the ordinary course of our business. We do not believe that ultimate liability, if any resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
Not applicable.
Use of Proceeds.
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
Not applicable
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: May 5, 2008	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2008	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher