Form 10-Q
period 2008-06-30
SYNTROLEUM CORP
filed 2008-08-04
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2008, the number of outstanding shares of the issuer’s common stock was 62,644,573.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,087	$18,405
Accounts receivable	243	420
Other current assets	197	441
Current assets of discontinued operations	—	5,766

Total current assets	28,527	25,032

PROPERTY HELD FOR SALE	—	1,162

PROPERTY AND EQUIPMENT — at cost, net	191	508
INVESTMENT IN DYNAMIC FUELS, LLC	3,454	3,910
OTHER ASSETS, net	1,711	1,679

	$33,883	$32,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$730	$625
Accrued employee costs	1,854	1,275
Other accrued liabilities	56	35
Current liabilities of discontinued operations	1,583	696

Total current liabilities	4,223	2,631

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	958
DEFERRED REVENUE	26,924	22,578
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 62,622 and 62,523 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	626	625
Additional paid-in capital	340,011	339,277
Accumulated deficit	(337,901)	(333,778)

Total stockholders’ equity	2,736	6,124

	$33,883	$32,291

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
REVENUES:
Licensing revenue from Marathon	$—	$—	$—	$13,665
Technical services revenue	752	301	1,659	301
Other revenues	135	245	790	285

Total revenues	887	546	2,449	14,251

COSTS AND EXPENSES:
Engineering	1,353	1,832	2,328	2,664
Depreciation, depletion and amortization	139	182	303	383
General, administrative and other (including non-cash equity compensation of $341 and $2,692 for the three months ended June 30, 2008 and 2007, respectively, and $734 and $5,197 for the six months ended June 30, 2008 and 2007, respectively.)	2,076	7,002	4,081	15,802

OPERATING INCOME (LOSS)	(2,681)	(8,470)	(4,263)	(4,598)

INVESTMENT AND INTEREST INCOME	202	376	389	790
OTHER EXPENSE, net	(290)	(3)	(443)	(103)
FOREIGN CURRENCY EXCHANGE	(656)	(612)	(1,273)	(894)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,425)	(8,709)	(5,590)	(4,805)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,425)	(8,709)	(5,590)	(4,805)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,533	(932)	1,467	9,972

NET INCOME (LOSS)	$(1,892)	$(9,641)	$(4,123)	$5,167

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.05)	$(0.15)	$(0.09)	$(0.08)
Income (loss) from discontinued operations	0.02	(0.02)	$0.02	$0.17

Net income (loss)	$(0.03)	$(0.17)	$(0.07)	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	61,933	58,041	62,610	57,457

Diluted	61,933	58,041	62,610	58,525

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2007	62,523	$625	$339,277	$(333,778)	$6,124

Vesting of awards granted	—	—	667	—	667

Stock-based bonuses and match to 401(k) Plan	99	1	67	—	68

Net income	—	—	—	(4,123)	(4,123)

Balance, June 30, 2008	62,622	$626	$340,011	$(337,901)	$2,736

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,123)	$5,167
Income (loss) from discontinued operations	1,467	9,972

Income (loss) from continuing operations	(5,590)	(4,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	303	382
Foreign currency exchange	1,272	894
Non-cash compensation expense	734	5,197
Non-cash loss in equity method investee	456	—
Non-cash licensing revenue	—	(13,665)
Changes in assets and liabilities:
Accounts and notes receivable	177	229
Other assets	134	889
Accounts payable	105	(804)
Accrued liabilities and other	600	1,066
Deferred revenue	3,074	447

Net cash provided by (used in) continuing operations	1,265	(10,170)
Net cash used in discontinued operations	(217)	(2,200)

Net cash provided by (used in) operating activities	1,048	(12,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36)	—
Decrease in restricted cash	—	166

Net cash (used in) provided by continuing operations	(36)	166
Net cash provided by discontinued operations	8,670	3,000

Net cash provided by investing activities	8,634	3,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	34
Proceeds from issuance of common stock	—	4,909
Acquisition and retirement of treasury stock	—	(467)

Net cash provided by continuing operations	—	4,476
Net cash (used in) discontinued operations	—	(1,667)

Net cash provided by financing activities	—	2,809

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,682	(6,395)
CASH AND CASH EQUIVALENTS, beginning of period	18,405	33,469

CASH AND CASH EQUIVALENTS, end of period	$28,087	$27,074

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and liquefied petroleum gas (“LPG”). Syntroleum has quantified in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using its Bio-Synfining™ Technology. See note 4, “Investment in Dynamic”, for further detail.
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
2. Operations and Liquidity
Although the Company generated net income for 2007, it has previously sustained recurring losses and negative cash flows from continuing operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity and debt financings, and the sale of certain assets. As of June 30, 2008, the Company had approximately $28,087,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. Management believes that with the current operating agreements and access to its Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (“Azimuth”), the Company currently has sufficient cash and financing capabilities to meet its funding requirements beyond 2009. The Company has implemented cash expense reductions in overhead activities including personnel reductions. The Company has completed research and development activities, as the Company pursues commercial deployment of its technology. The Company has experienced significant reductions in overhead and research and development expenditures over the last year and expects to continue this downward trend in expenditures. These reductions and recurring revenues resulted in positive cash flows from operations for the six months ended June 30, 2008; however, the Company has experienced, and expects to continue to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for additional capital investment related to construction of plants, and other activities in which the Company participates.
The capital and working capital budget for Dynamic’s financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining Technology is estimated to equal $150.0 million in total. Dynamic has received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Revenue Bonds to partially finance the plant. Subsequent to the quarter ended June 30, 2008, Syntroleum and Tyson made capital contributions in the amount of $14.0 million each to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant. On July 11 2008, both members approved plant sanction and committed an additional $6.0 million by year end 2008 in capital contributions for funding of the construction of the plant. The remaining estimated $10.0 million will be required to be funded proportionately in the second half of 2009. If adequate funds are not available, the Company may be required to reduce, delay or eliminate expenditures for plant development and other activities, or seek to enter into a business combination transaction with or sell assets to another company.
If a member fails to make a capital contribution, it is in default, and its interest in Dynamic is diluted by $1.50 per $1.00 not contributed. The other member can fund the portion of the default, which is considered a loan to the defaulting member at a rate of LIBOR +10 % with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at a $1.00 per $1.00 of the loan. No member is in default at this time.

The Company expects that it will need to raise approximately $15 million in additional capital to accomplish its business plan over the next several years. The Company expects to seek to obtain additional funding through financing in the capital markets, as well as, various other financing arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of June 30, 2008. The Company entered into a Common Stock Purchase Agreement with Azimuth on November 20, 2006 which provides for the purchase of common stock up to $40 million, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four months of the agreement, of which $13 million was drawn-down in 2007. No draw-downs can be made under this facility when the Company’s stock price is less than $1.37 per share. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
3. Reclassifications
Certain reclassifications have been made to the June 30, 2007 statements of operations and cash flows to conform to the June 30, 2008 presentation. These reclassifications had no impact on net income (loss). The reclassifications relate to the discontinued operations of research and development activities and domestic and international oil and gas activities See note 6, “Discontinued Operations and Assets Held for Sale”, for further detail.
4. Investment in Dynamic
On June 22, 2007, the Company entered into definitive agreements with Tyson to form Dynamic, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and LPG. Dynamic is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Expense, net” in the Consolidated Statements of Operations. The Company’s carrying value in Dynamic is reflected in “Investment in Dynamic Fuels LLC” in the Company’s Consolidated Balance Sheets. Dynamic was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. The joint venture reported total assets of $7.12 million and total liabilities of $212,000 as of June 30, 2008, and expenses of $963,000 for the six months ended June 30, 2008. As of June 30, 2008, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $3.45 million, which represents Syntroleum’s equity investment in this entity. Subsequent to the six months ended June 30, 2008, the Company committed to an additional $20.0 million in equity contributions and has funded $14.0 million of this total commitment for plant construction by July 11, 2008. The Company must contribute the remaining $6.0 million by December 31, 2008.
5. Asset Retirement Obligation
The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of the Company’s pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $1,583,000 and $0 using a 10% discount rate over the estimated dismantlement period at June 30, 2008 and 2007 in “Other Current Liabilities of Discontinued Operations” in the Company’s Consolidated Balance Sheets. Accretion expense of $78,000 and $0 has been incurred for the six months ended June 30, 2008 and 2007, respectively.
6. Discontinued Operations and Assets Held for Sale
International Oil and Gas
On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited for $12,172,000, which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The Company collected final payment of $5,766,000 with interest and reimbursement of legal fees for the initial sale of this stock in March 2008. This sale was recorded as a gain in the Company’s financial statements in the year ended December 31, 2007. On April 30, 2008 the Company received $1.5 million from AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests. The proceeds received were recorded as a gain in the Company’s financial statements for the six months ended June 30, 2008. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”).

The Company has not recorded any additional assets associated with its International Oil and Gas operations as of June 30, 2008. As of June 30, 2008, all significant obligations associated with the International Oil and Gas operations have been fulfilled and no liabilities are recorded.
Domestic Oil and Gas
Management actively sought interested parties for the sale of its remaining gas processing plant and related equipment. These assets were fully impaired in 2007. Management finalized the sale of these assets in the amount of $90,000 in February of 2008, resulting in a gain for the six months ended June 30, 2008. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144. As of June 30, 2008, future obligations associated with the Domestic Oil and Gas operations have all been fulfilled and no liabilities are recorded.
Research and Development
The Company has completed the necessary testing and demonstration associated with its pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. The Company has documented the conclusions from all of these activities and does not intend to further fund other research and development activities. All revenues and costs associated with these activities such as facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility offset by the reduction in accrued expenses for removal of equipment from our Technology Center in 2008 resulted in expenses of $26,000 and expenses of $1,194,000 for the three months ended June 30, 2008 and 2007 and $0and $2,278,000 for the six months ended June 30, 2008 and 2007, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Joint Development Revenues associated with Discontinued Operations recognized for the three months and six months ended June 30, 2008 and 2007 were $0 and $276,000, respectively. Joint Development Revenues Other costs associated with the construction of the Catoosa Demonstration Facility are also included in discontinued operations; this includes interest expense and gain on extinguishment of debt.
The Company reviewed all assets for impairment for the period ended June 30, 2008. The Company sold its Technology Center in March of 2008. The Company impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending June 30, 2008.
7. Deferred Revenue
The Company recorded deferred revenue of $3,000,000 as of June 30, 2008 for the receipt of an advance payment to be credited against the total purchase price for the sale of certain technology documents, with certain limitations. Further negotiations will occur to determine the terms of the purchase and the total purchase price in which both parties must agree for the sale to occur. If due to the buyer’s reason, a purchase agreement cannot be executed the payment stated above is non-refundable. The Company will recognize the $3,000,000 as revenue when the products and services are delivered in accordance with Staff Accounting Bulletin 13, “Revenue Recognition”.
8. Earnings Per Share
Basic earnings per common share for the quarters and six months ended June 30, 2008, and June 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the quarters and six months ended June 30, 2008, and June 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per		(in thousands, except per
	share amounts)		share amounts)
Basic weighted-average shares	61,933	58,041	62,610	57,457

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	—	144
Stock options	—	—	—	924

Dilutive weighted-average shares	—	—	—	1,068

(1)	The unvested restricted stock units outstanding at June 30, 2007 are expected to vest over the period from July 2008 to December 2010.

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

	Six Months Ended,
	June 30,	June 30,
	2008	2007

Options, warrants and restricted stock excluded (in thousands)	10,155	9,275
Weighted-average exercise prices of options, warrants and restricted stock excluded	$6.40	$7.12
Period weighted average market price	$1.18	$3.25
9. Common Stock Purchase Agreement
The Company entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to make an initial $3 million investment (the “Initial Investment”) and later investments of $9 million in months 7 through 24 following November 18, 2007 (the “Later Investments”). Fletcher declined to make the Initial Investment, asserting that all of the conditions precedent had not been satisfied. Subsequently, even though it failed to make the Initial Investment, Fletcher attempted to make a Later Investment. The Company refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
The Company filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, to transfer venue to New York. Fletcher also filed a lawsuit in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. These lawsuits are in the early pleading stages and the Company has not yet filed an answer, motion or other responsive pleading to the action Fletcher filed in New York, or filed a response to Fletcher’s motions in Oklahoma. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at June 30, 2008. However, if Fletcher’s allegations are sustained, the Company could be forced to issue up to 6,064,040 shares of its common stock and respond to any damages Fletcher incurs, including legal expenses. The Company intends to vigorously defend this matter.
10. Stockholders’ Equity
On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic. Dynamic received approval from the State Board of Louisiana to issue up to $100 million of certain Gulf Opportunity Revenue Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). Issuance of the Bonds is expected in the third quarter of 2008 and will require a letter of credit in the amount of $100 million to guarantee Dynamic’s obligations under the Bonds. Tyson has agreed under the terms of the Warrant Agreement to provide credit support for any portion of Syntroleum’s 50% share that the Company is otherwise unable to obtain. Subsequent to the six months ended June 30, 2008, the Company confirmed with Tyson that the Company would need credit support to secure its $50 million of the Bonds. Upon Tyson providing such credit support and the funding of the Bonds, Tyson will receive 8.0 million warrants to purchase the Company’s common stock. Full Vesting of the warrants will occur upon the issuance of the Bonds. The Company expects the issuance of the Bonds to occur at the end of the third quarter. The exercise price of the warrants is $0.01 per share. Warrants are transferable by Tyson subject to the right of first offer in favor of the Company. The warrants and the underlying shares will be issued to Tyson in an unregistered private transaction and will be subject to the terms of a registration rights agreement between the parties. The warrants will expire four years from issuance. These warrants are accounted for in accordance with Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Any warrants granted to non-employees that are not related to specific performance criteria are expensed over the period of vesting. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.
11. Stock-Based Compensation
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

On June 2, 2008, the stockholders of the Company, upon recommendation of the Company’s Board of Directors, approved the amendment to the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”) at the Company’s annual meeting of stockholders. The amendment provides for an increase in the issuance of up to 7,353,883 shares of common stock of the Company pursuant to the grant of stock options, stock appreciation rights awards, stock awards (including restricted stock and stock units), which will be based on performance goals. The amendment provides that any Shares subject to options or stock appreciation rights or stock awards of any kind shall be counted against the numerical limits of the plan on a one-for-one basis. The Company had not granted any of the awards provided by the amendment as of June 30, 2008.
As of June 30, 2008, approximately 9,336,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 15,100,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2007	5,986,717	$6.65
Granted at market price	—	$—
Exercised	—	$—
Expired or forfeited	(403,413)	$10.08

OUTSTANDING AT JUNE 30, 2008	5,583,304	$6.40

The following table summarizes information about stock options outstanding at June 30, 2008:

Options Outstanding						Options Exercisable
							Weighted
				Weighted	Weighted Average		Average Exercise
Range of			Options	Average Exercise	Remaining	Options	Price
Exercise Price			Outstanding	Price	Contractual Life	Exercisable	Per Share
$1.49	—	$1.49	10,666	$1.49	4.34	10,666	$1.49
$1.55	—	$1.55	1,000,000	1.55	4.25	1,000,000	1.55
$1.62	—	$2.89	1,140,695	2.33	6.21	928,195	2.20
$3.19	—	$6.88	1,183,651	6.33	5.35	1,175,319	6.34
$7.10	—	$10.14	1,141,974	9.34	7.16	611,306	8.67
$10.51	—	$19.88	1,106,318	12.08	5.59	356,318	15.36

			5,583,304	$6.40		4,081,804	$5.35

A total of 1,501,500 stock options with a weighted average exercise price of $9.26 were outstanding at June 30, 2008 and had not vested.
Non-cash compensation cost related to stock options recognized during the three months ended June 30, 2008 and 2007 was $266,000 and $981,000, respectively; and during the six months ended June 30, 2008 and 2007 was $579,000 and $2,055,000, respectively.
There were no stock options granted during the six months ended June 30, 2008. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 was approximately $1.90 per stock option (total grant date fair value of $64,000). The fair value of these options was estimated with the following weighted average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Expected dividend yield	N/A	0%
Expected volatility	N/A	73%
Risk-free interest rate	N/A	4.54%
Expected life	N/A	4.38 yrs.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2008 and 2007 was $0 and $37,000, respectively. The total amount of cash received during the six months ended June 30, 2008 and 2007 by the Company from the exercise of these options was $0 and $34,000, respectively. As of June 30, 2008 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.2 years. In addition, as of June 30, 2008 unrecognized compensation cost related to non-vested stock options was $828,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.

Restricted Stock
The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term or upon achievement of performance for performance based awards. There were no new grants of restricted stock units for the six months ended June 30, 2008. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended June 30, 2007 was $3.21 per share (total grant date fair value of $4,597,000). As of June 30, 2008, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,920,000. In addition, as of June 30, 2008, unrecognized compensation cost related to non-vested restricted stock units was $2,731,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during June 30, 2008 and 2007 was $0 and $3,176,000, respectively.
The following table summary reflects restricted stock unit activity for the six months ended June 30, 2008.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2007	1,182,000	$2.96
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

NONVESTED AT JUNE 30, 2008	1,182,000	$2.96

12. Commitments and Contingencies
The Company has entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,735,000 at June 30, 2008. Expense is not recognized unless an employee is severed.
The Company implemented a retention incentive agreement plan on December 8, 2006 where certain employees were granted stock options, restricted shares and/or cash awards. The Company paid $745,000 to employees on June 29, 2007 pursuant to these retention agreements. If all of the employees remain employed through the date specified under the terms of the agreement, the Company has a commitment to pay $1,244,000 on July 1, 2008, which amount was recognized over the requisite service period starting July 2007. The Company has no obligation if the employee leaves before the date specified in the agreement. Subsequent to the six months ended June 30, 2008 the Company has paid the total retention amount to employees in cash.
See Note 9 for discussion of the current litigation regarding Syntroleum and Fletcher.
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
13. New Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51 (“SFAS 141R”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company is currently evaluating the impact the adoption of either SFAS 141R or SFAS 160 will have on the Company’s consolidated financial statements.
14. Subsequent Events
In July 2008, the Company and Tyson committed to equity contributions of $20 million each by December 31, 2008 for Dynamic Fuels, LLC. Each party funded $14 million of this equity commitment by July 11, 2008. See Note 4 for further discussion of Dynamic Fuels Investment.
On July 21, 2008, the Company notified Tyson that it will issue 8.0 million warrants in exchange for credit support of the total $50.0 million obligation necessary to obtain the Gulf Opportunity Revenue Bonds. See Note 10 for further discussion of the warrant agreement and credit support required.

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
Overview
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and liquefied petroleum gas (“LPG”). Syntroleum has tested in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Bio-Synfining™ facility is designed to process a wide range of feedstocks including vegetable oils, fats and greases into synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel, jet fuel (subject to certification), naphtha and LPG. We believe synthetic fuel produced from Syntroleum’s Bio-Synfining™ Technology has superior environmental and performance characteristics similar to those demonstrated by synthetic fuels produced from the Syntroleum® Process.
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
We also are a partner in a joint venture and continue to seek to form other joint ventures for projects and acquire equity interests in these projects. We license our technologies, which we refer to as the “Syntroleum® Process,” the “Synfining® Process,” and our “Bio-Synfining™ Technology” to others. We have also participated in government programs for testing of our GTL diesel and jet fuel and renewable jet fuel.
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
Significant Developments
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic is to construct multiple stand-alone commercial plants in the United States. The first facility is expected to be located in Geismar, Louisiana and produce approximately 75 million gallons per year of renewable synthetic fuels beginning in 2010. Total project cost is currently estimated to be approximately $150.0 million, of which $136 million is for the plant itself, the balance of which is estimated financing costs and working capital of $14.0 million.
This project continues to progress forward. All previous milestones have been met on time and on budget. In accordance with the agreement, the site selection has been finalized and the process design package has been delivered to Dynamic by our engineers. The Front End Engineering and Design (FEED) package outlining the estimated capital budget was delivered to each party in May of 2008. Upon completion of this final activity, the parties met to approve plant sanction based upon the capital budget for plant design and construction. Both parties approved plant sanction in July of 2008 and committed to funding $20.0 million each for project construction before December 31, 2008. Both parties contributed $14.0 million of this total commitment in July of 2008 to allow construction to proceed immediately. Dynamic has received approval from the Louisiana State Bond Commission to issue $100.0 million in Gulf Opportunity Revenue Bonds (the “Bonds”). This debt financing obtained by Dynamic has reduced the amount of equity contributions for each member proportionately. Based on current interest rates and the average maturity of these bonds, Dynamic expects to pay approximately $3.2 million in interest payments annually. Dynamic expects to issue the bonds at the end of the third quarter of 2008. Based on the current cost estimate stated above each party will be required to fund their remaining $5.0 million in capital contributions in 2009. Based on this timeline, the plant is expected to begin commercial operations by the first quarter of 2010.

Issuance of the Bonds is expected in the third quarter of 2008 and will require a letter of credit in the amount of $100 million to guarantee Dynamic’s obligations under the Bonds. Tyson has agreed under the terms of the Warrant Agreement with us dated June 30, 2008, to provide credit support for any portion of our 50% share that we are otherwise unable to obtain. Subsequent to the six months ended June 30, 2008, we confirmed with Tyson that we would need credit support to secure our $50 million of the Bonds. Subject to Tyson posting the required credit support and the funding of the Bonds, Tyson will receive 8.0 million fully-vested warrants to purchase the Company’s common stock. We expect the issuance of the Bonds to occur at the end of the third quarter. The exercise price of the warrants is $0.01 per share. Warrants are transferable by Tyson subject to the right of first offer in favor of us. The warrants and the underlying shares will be issued to Tyson in an unregistered private transaction and will be subject to the terms of a registration rights agreement between the parties. The warrants will expire four years from issuance.
Based upon current pricing of the feedstock slate expected to be delivered by Tyson and the natural gas used in the Bio-Synfining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Bio-Synfining™ plant, if it were operating today, would be feedstock costs of approximately $2.86 per gallon and operating costs (excluding depreciation) of $0.55 per gallon of feedstock. Based on current diesel prices and government subsidies the operating cash margin is expected to be $1.13 per gallon. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Department of Defense. Following on the success of our delivery to the Department of Defense of the Syntroleum S-8 aviation grade FT research fluid, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Bio-Synfining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. We expect that the Syntroleum® R-8 produced by our Bio-Synfining™ Technology will exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. We expect this testing to be completed in the third quarter of 2008. If successful, we anticipate further requests for evaluation of Syntroleum® R-8 produced by our Bio-Synfining™ Technology as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel.
Discontinued Operations
International Oil and Gas
In March 2008, we received final payment of $5,766,000 from the sale of stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria, to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). On April 30, 2008 the Company received $1.5 million from AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests. We received $14,266,000 in total from the sale of these interests including the collection of interest and reimbursement of legal fees. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
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
Research and Development
We sold our Technology Center facility for $1,250,000 in March of 2008. We impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending June 30, 2008. The results of our research and development activities are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS 144.
Results of Operations
Consolidated Unaudited Results for the Three Months Ended,

	Three Months Ended
Revenues	June 30, 2008	June 30, 2007
	(In Thousands)
Technical Services Revenue	752	301
Other	135	245

Total Revenues	$887	$546

Technical Services Revenue. Revenues from contracted engineering services for a process design package for Dynamic and other separately contracted engineering services for technical work were $752,000 and $301,000 for the quarters ended June 30, 2008 and 2007, respectively. The Company expects to continue to provide engineering services to Dynamic and other customers throughout 2008.

Other Revenue. Other revenues were $135,000 for the three months ended June 30, 2008 compared to $245,000 for the three months ended June 30, 2007. These revenues consisted of GTL fuel sales to the Tulsa Transit Authority in Oklahoma and Alaska in accordance with our sub-agreement with the Department of Transportation. We will continue to deliver fuels under this contract in 2008 similar to the volume delivery seen in the first quarter of 2008. We also recognized revenue for certain site license reservation agreements in both quarters.

	June 30,	June 30,
Operating Costs and Expenses	2008	2007
	(in thousands)
Engineering	1,353	1,832
Depreciation, depletion and amortization	139	182
Non-cash equity compensation	341	2,692
General and administrative and other	1,735	4,310

Total Operating Costs and Expenses	$3,568	$9,016

Engineering. Expenses from engineering activities were $1,353,000 for the quarter ended June 30, 2008 compared to $1,832,000 during the same period in 2007. The decrease primarily relates to a decreased number of engineering staff and the retention incentive agreement plan initiated in December of 2006 and partially paid out in 2007. The remaining retention incentive agreement was recognized over the requisite service period for 2007 and 2008.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended June 30, 2008 was $341,000 compared to $2,692,000 for the same period in 2007. The decrease resulted from:
•	A lower number of options outstanding and unvested due to a decrease in employees from the restructuring of the Company; and

•	Increased expenditures in 2007 related to performance vesting of restricted stock awards for executives based on achieving certain milestones associated with the Syntroleum Bio-Synfining™ Technology project during the three months ended June 30, 2007.
General and Administrative and Other. General and administrative expenses for the quarter ended June 30, 2008 were $1,735,000 compared to $4,310,000 during the same period in 2007. The significant decrease resulted from a decrease in expenditures associated with personnel, professional consultants, travel and insurance expenditures. These cost reductions were in line with the Company’s cost reduction plan. The Company expects general and administrative expenses to continue at this decreased level for the remainder of 2008 and for 2009. The Company also incurred increased severance expense in 2007 for future payments under retirement agreements with former officers.

	June 30,	June 30,
Other Income and Expenses and Net Income (Loss)	2008	2007
	(in thousands)
Investment and Interest Income	$202	$376
Other Income (Expense)	(290)	(3)
Foreign Currency Exchange	(656)	(612)
Income (Loss) from Discontinued Operations	1,533	(932)

Net Income (Loss)	$(1,892)	$(9,641)

Investment and Interest Income. Investment and interest income was $202,000 in the quarter ended June 30, 2008 compared to $376,000 during the same period in 2007 due to decreased interest income earned on a lower cash balance and lower interest rates.
Other Income (Expense) and Foreign Currency Exchange. Other Expense was $290,000 in the quarter ended June 30, 2008 compared to $ 3,000 in the quarter ended June 30, 2007. The increase in the loss results from our investment in Dynamic. Dynamic losses result from project development, site selection, equipment evaluation, and government relations. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.
Income (Loss) from Discontinued Operations. Income from discontinued operations for the second quarter 2008 was $1,533,000 compared to a loss of $932,000 for the same period in 2007. The increase in income is primarily due to the proceeds received in the amount of $1,500,000 from the settlement of future payments that would have been calculated on first gross revenues from our international oil and gas assets. This compares to a loss in 2007 for expenses associated with research and development activities for the three months ended June 30, 2007. We do not expect to receive or expend significant cash flow from our discontinued international oil and gas activities or our discontinued research and development activities for the remainder of 2008 and future years.
Consolidated Unaudited Results for the Six Months Ended,

	June 30,	June 30,
Revenues	2008	2007
	(in thousands)
Licensing Revenue from Marathon	$—	$13,665
Technical Services and Joint Development Revenue	1,659	301
Other Revenue	790	285

Total Revenues	$2,449	$14,251

Licensing Revenue. Licensing revenue was $0 for the six months ended June 30, 2008 compared to $13,665,000 for the six months ended June 30, 2007. The 2007 non-cash licensing revenue related to the Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. The licensing revenue did not result in cash flow to the Company. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services and Joint Development Revenue. Revenues from contracted engineering and technical services were $1,659,000 for the six months ended June 30, 2008 compared to $301,000 for the same period in 2007. The increase in technical services revenues is primarily related to engineering services for a process design package for Dynamic. In both periods the Company provided services to other customers through engineering services for technical work. The Company expects to continue to provide engineering services to Dynamic and other customers throughout 2008.
Other Revenue. Other revenues were $790,000 for the six months ended June 30, 2008 compared to $285,000 for the same period in 2007. The increase is primarily related to the completion of the second milestone for our work with testing of 500 gallons of renewable jet fuel in the amount of $330,000. We will receive an additional $440,000 from this contract in the second half of 2008. We also recognized revenue associated with a fuel shipment in 2008 from our excess fuel produced by our demonstration facility when it was in operations. We will continue to deliver fuel to the Tulsa Transit Authority in Oklahoma in accordance with our sub-agreement with the Department of Transportation for the remainder of 2008.

	June 30,	June 30,
Operating Costs and Expenses	2008	2007
	(in thousands)
Engineering	2,328	2,664
Depreciation, depletion, amortization and impairment	303	383
Non-cash equity compensation	734	5,197
General and administrative and other	3,347	10,605

Total Operating Costs and Expenses	$6,712	$18,849

Engineering. Expenses from engineering activities were $2,328,000 for the six months ended June 30, 2008 compared to $2,664,000 for the same period last year. The decrease in expenditures primarily resulted from a decreased number of engineering staff and the retention incentive agreement plan initiated in December of 2006 and partially paid out in 2007. The remaining retention incentive agreement was recognized over the requisite service period for 2007 and 2008.
Non-cash Equity Compensation. Non-cash equity compensation for the six months ended June 30, 2008 was $734,000 compared to $ 5,197,000 for the same period in 2007. The decrease resulted from:
•	A lower number of options outstanding and unvested due to a decrease in employees from the restructuring of the Company;

•	An increase in 2007 related to performance vesting of restricted stock awards for executives based on achieving certain milestones associated with the Syntroleum Bio-Synfining™ Technology project during the six months ended June 30, 2007; and,

•	The grant of common stock under a retirement agreement to a former executive in lieu of a cash payment during the six months ended June 30, 2007.
General and administrative and other. General and administrative expenses for the six months ended June 30, 2008 were $3,347,000 compared to $10,605,000 during the same period in 2007. The decrease primarily resulted from the cost reduction plan initiated by the Company in the fourth quarter of 2007. The cost reduction plan significantly reduced personnel expenditures, travel, professional consultants, insurance premiums and other overhead related expenditures.

	June 30,	June 30,
Other Income and Expenses and Net Income (Loss)	2008	2007
	(in thousands)
Investment and Interest Income	$389	$790
Other Income (Expense), net	(443)	(103)
Foreign Currency Exchange	(1,273)	(894)
Income from Discontinued Operations	1,467	9,972

Net Income (Loss)	$(4,123)	$5,167

Investment and Interest Income. Investment and interest income was $389,000 in the six months ended June 30, 2008 compared to $790,000 during the same period in 2007. The decrease primarily resulted from decreased interest income earned on a lower cash balance and lower interest rates for the six months ended June 30, 2008 compared to cash balances for the same period in 2007.
Other Income (Expense). Other Expense for the six months ended June 30, 2008 was $443,000 compared to $103,000 during the same period in 2007. The increase in the loss results from our investment in Dynamic. Dynamic losses result from project development, site selection, equipment evaluation, and government relations. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.

Foreign Currency Exchange. Foreign currency exchange loss was a loss of $1,273,000 for the six months ended June 30, 2008, compared to a loss of $894,000 during the same period in 2007. The increase in the loss primarily resulted from an increase in foreign currency losses in the first half of 2008 due to the decreased value of the U.S. Dollar. The foreign currency losses result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars.
Income from Discontinued Operations. Gain from our discontinued operations for the six months ended June 30, 2008 was $1,467,000 versus $9,972,000 for the same period in 2007. The gain in 2008 is primarily due to the proceeds received in the amount of $1,500,000 from the settlement of future payments that would have been calculated on first gross revenues from our international oil and gas assets offset by expenses associated with the closure of research and development activities. The gain in 2007 primarily relates to gains recognized from the sale of our Nigerian oil and gas assets and the gain on the extinguishment of debt of $10,672,000 resulting from the renegotiation of the Marathon obligation in January 2007. These gains were offset by continuing expenses associated with the research and development activities for the first half of the year in 2007.
Net Income (Loss). The total net loss for the six months ended June 30, 2008 was $4,123,000 compared to income of $5,167,000 for the same period in 2007. The decrease in net income is related to items noted above and to significant non-recurring items in 2007 such as the recognition of licensing revenue in connection with the restructuring of the Marathon convertible debt of $13,665,000, the gain on extinguishment of the Marathon debt of $10,672,000, and the gains from sale of international oil and gas assets of $2,311,000.
Liquidity and Capital Resources
General
As of June 30, 2008, we had $28,087,000 in cash and cash equivalents. Our current liabilities totaled $4,223,000 as of June 30, 2008.
At June 30, 2008, we had $243,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Cash flows provided by operations were $1,048,000 during the six months ended June 30, 2008, compared to cash flows used in operations of $12,370,000 during the six months ended June 30, 2007. The increase in cash flows provided by operations primarily results from lower cash used in continuing operations based on the new cost structure implemented by our management team in 2007, increased cash revenues and the receipt of a non-refundable advance payment of $3,000,000 recorded as deferred revenue. We also decreased our cash used in discontinued operations of research and development activities in 2008 when compared to 2007. Based on current executed revenue agreements and management projections, we expect the remaining 2008 cash flows used in continuing operations to continue at a decreased level based on our current expenditure rate, but do not expect to generate cash flows provided from operating activities in the near future. Future cash flows to be used in discontinued operations are expected to be minimal and relate to the dismantlement of and closure of all research and development facilities.
Cash flows provided by investing activities were $8,634,000 during the six months ended June 30, 2008, compared to cash flows provided by investing activities of $3,166,000 during the six months ended June 30, 2007. The change was primarily related to the sale of assets associated with our discontinued operations such as, receipt of payments of $7,266,000 from AEERL and the proceeds from the sale of the Technology Center of $1,100,000. The Company does not have any other assets for sale related to its discontinued operations. The Company has committed to funding $20,000,000 into our joint venture, Dynamic, by December 31, 2008 and funded $14,000,000 of this commitment in July of 2008. The Company expects to receive cash calls for the remaining required capital of $5,000,000 in 2009. The Company is currently exploring alternatives for sources of funds for this investment.
There were no cash flows provided by financing activities during the six months ended June 30, 2008 compared to $2,809,000 provided by financing activities during the six months ended June 30, 2007. The change in cash flows was primarily due to net proceeds received from a draw-down of $4,909,000 under our Common Stock Purchase Agreement as described below offset by the payment of liabilities associated with our international oil and gas assets.
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
We have an effective registration statement for proposed offerings from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of June 30, 2008. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006 over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. No draw-downs can be made under this facility when our stock price is less than $1.37 per share. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,735,000 at June 30, 2008. Expense is not recognized until an employee is severed. Additionally, we have a commitment to pay $1,244,000 on July 1, 2008 for retention bonus agreements. These payments were made in cash in July of 2008.
Our Dynamic facility requires us to provide 50% of the required capital for the plant. Current requirements for capital are $150.0 million, of which $136 million is for the plant itself, $11.5 million for working capital and $2.5 million for financing expenses. Dynamic has received approval from the Louisiana State Bond Commission to issue $100.0 million in Gulf Opportunity Revenue Bonds. Issuance of the Bonds is expected in the third quarter of 2008 and will require a letter of credit in the amount of $100 million to guarantee Dynamic’s obligations under the Bonds. This debt financing obtained by Dynamic has reduced the amount of equity contributions for each member proportionately. Based on the current cost estimate each party will be required to fund $25.0 million in capital contributions by 2009. The two parties have committed to fund $20.0 million of this total capital requirement each by December 31, 2008. Both parties have already funded $14.0 million each of the total committed amount required for 2008 in July of 2008. The remaining $5.0 million will be funded in 2009. Based on this timeline, the plant is expected to begin commercial operations by the first quarter of 2010 providing additional cash flow to Syntroleum in the second half of 2010.
On June 30, 2008, we and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of our common stock in exchange for credit support relating to the obligations of Dynamic. Tyson has agreed under the terms of the Warrant Agreement to provide credit support for any portion of our 50% share that we are otherwise unable to obtain. Subsequent to the six months ended June 30, 2008, we confirmed with Tyson that we would need credit support to secure our $50 million of the Bonds. Since we elected for support of 100% of our obligation, Tyson will receive 8.0 million warrants to purchase the Company’s common stock.
Both parties elected to proceed with the construction of the first plant in July of 2008 in accordance with the joint venture agreement. If a member fails to make a capital contribution, it is in default, and its interest is diluted by $1.50 per $1.00 not contributed. The other member can fund a portion of the default, which is considered a loan to the defaulting member at a rate of LIBOR + 10% with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at a $1.00 per $1.00 of the loan. At this time no member is in default. We expect to seek additional available financing through debt financing, project financing, alternative financing and/or financing through the capital markets.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements see Note 13 to our Unaudited Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to make an initial $3 million investment (the “Initial Investment”) and later investments of $9 million in months 7 through 24 following November 18, 2007 (the “Later Investments”). Fletcher declined to make the Initial Investment, asserting that all of the conditions precedent had not been satisfied. Subsequently, even though it failed to make the Initial Investment, Fletcher attempted to make a Later Investment. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of our rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a lawsuit in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the our refusal to go forward with the Later Investment. These lawsuits are in the early pleading stages and we have not yet filed an answer, motion or other responsive pleading to the action Fletcher filed in New York, or filed a response to Fletcher’s motions in Oklahoma. At this time, we cannot determine the likely outcome of this litigation and have therefore not recorded a liability in our consolidated balance sheet at June 30, 2008. However, if Fetcher’s allegations are sustained, we could be forced to issue up to 6,064,040 shares of our common stock and respond to any damages Fletcher incurs, including legal expenses. We intend to vigorously defend this matter.
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

Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 annual meeting of stockholders was held on June 2, 2008. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

	Votes	Votes	Votes Withheld /	Broker
Matter Acted Upon	Cast For	Cast Against	Abstentions	Non-Votes
Election of Directors:
Alvin R. Albe, Jr.	50,646,964	—	2,745,955	—
Edward G. Roth	52,615,085	—	777,834	—

Ratification of the Appointment of Tullius Taylor Sartain & Sartain LLP as Independent Public Accountants for the 2008 fiscal year	52,962,108	299,478	131,331	—

Grant Discretion to Board of Directors to Determine Whether to Amend our Certificate of Incorporation to Effect a Reverse Stock Split of Our Common Stock	48,219,672	4,956,343	214,904	—

Amend 2005 Stock Incentive Plan	20,716,977	6,665,746	186,564	25,823,634
Frank M. Bumstead, P. Anthony Jacobs, Robert B. Rosene, Jr. and James R. Seward all continued as directors of Syntroleum.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
10.1	Warrant Agreement with Tyson Foods, Inc. dated as of June 30, 2008 as disclosed in Form 8-K filed on July 7, 2008.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: August 4, 2008	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2008	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

10.1	Warrant Agreement with Tyson Foods, Inc. dated as of June 30, 2008 as disclosed in Form 8-K filed on July 7, 2008.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher