Form 10-Q
period 2008-09-30
SYNTROLEUM CORP
filed 2008-10-31
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____ TO  _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 31, 2008, the number of outstanding shares of the issuer’s common stock was 62,689,843.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,154	$18,405
Accounts receivable	613	420
Other current assets	87	441
Current assets of discontinued operations	—	5,766

Total current assets	11,854	25,032

PROPERTY HELD FOR SALE	—	1,162

PROPERTY AND EQUIPMENT – at cost, net	265	508
INVESTMENT IN DYNAMIC FUELS, LLC	17,486	3,910
OTHER ASSETS, net	1,739	1,679

	$31,344	$32,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$423	$625
Accrued employee costs	761	1,275
Other accrued liabilities	90	35
Current liabilities of discontinued operations	1,622	696

Total current liabilities	2,896	2,631

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	958
DEFERRED REVENUE	24,694	22,578
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 62,644 and 62,523 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	626	625
Additional paid-in capital	340,191	339,277
Accumulated deficit	(337,063)	(333,778)

Total stockholders’ equity	3,754	6,124

	$31,344	$32,291

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUES:
Licensing revenue from Marathon	$—	$—	$—	$13,665
Technical services revenue	882	643	2,541	944
Other revenues	565	383	1,355	668

Total revenues	1,447	1,026	3,896	15,277

COSTS AND EXPENSES:
Engineering	946	1,743	3,274	4,407
Depreciation, depletion and amortization	133	183	436	565
General, administrative and other (including non-cash equity compensation of $180 and $(300) for the three months ended September 30, 2008 and 2007, respectively, and $914 and $4,897 for the nine months ended September 30, 2008 and 2007, respectively.)	1,684	1,991	5,765	17,794

OPERATING LOSS	(1,316)	(2,891)	(5,579)	(7,489)

INVESTMENT AND INTEREST INCOME	87	357	476	1,147
OTHER EXPENSE, net	41	(38)	(402)	(141)
FOREIGN CURRENCY EXCHANGE	2,106	(594)	833	(1,488)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAXES	918	(3,166)	(4,672)	(7,971)

MINORITY INTEREST	—	706	—	706
INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	918	(2,460)	(4,672)	(7,265)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(80)	(599)	1,387	9,373

NET INCOME (LOSS)	$838	$(3,059)	$(3,285)	$2,108

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.02	$(0.04)	$(0.07)	$(0.12)
Income (loss) from discontinued operations	(0.00)	(0.01)	$0.02	$0.16

Net income (loss)	$0.02	$(0.05)	$(0.05)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	62,643	61,525	62,620	58,828

Diluted	62,643	61,525	62,620	59,679

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2007	62,523	$625	$339,277	$(333,778)	$6,124

Vesting of awards granted	—	—	802	—	802

Stock-based bonuses and match to 401(k) Plan	121	1	112	—	113

Net income	—	—	—	(3,285)	(3,285)

Balance, September 30, 2008	62,644	$626	$340,191	$(337,063)	$3,754

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,285)	$2,108
Less: Income from discontinued operations	1,387	9,373

Income (loss) from continuing operations	(4,672)	(7,265)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation, depletion and amortization	436	565
Foreign currency exchange	(833)	1,487
Non-cash compensation expense	914	4,864
Non-cash loss in equity method investee	424	117
Minority interest release of project equity contribution	—	(706)
Non-cash licensing revenue	—	(13,665)
Changes in assets and liabilities:
Accounts and notes receivable	(193)	(42)
Other assets	175	1,331
Accounts payable	(202)	(1,326)
Accrued liabilities and other	(381)	2,707
Deferred revenue	2,949	497

Net cash used in continuing operations	(1,383)	(11,436)
Net cash used in discontinued operations	(336)	(4,633)

Net cash used in operating activities	(1,719)	(16,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(202)	(160)
Investment in Dynamic Fuels, LLC	(14,000)	(4,250)
Decrease in restricted cash	—	166

Net cash (used in) provided by continuing operations	(14,202)	(4,244)
Net cash provided by discontinued operations	8,670	3,730

Net cash used in investing activities	(5,532)	(514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	36
Proceeds from common stock purchase agreement	—	12,800
Purchase and retirement of treasury stock	—	(874)

Net cash provided by continuing operations	—	11,962
Net cash (used in) discontinued operations	—	(1,667)

Net cash provided by financing activities	—	10,295

FOREIGN EXCHANGE EFFECT ON CASH	—	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,251)	(6,290)
CASH AND CASH EQUIVALENTS, beginning of period	18,405	33,469

CASH AND CASH EQUIVALENTS, end of period	$11,154	$27,179

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. The Company’s Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and liquefied petroleum gas (“LPG”). Syntroleum has characterized in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. On June 22, 2007, the Company entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using its Bio-Synfining™ Technology. See note 4, “Investment in Dynamic Fuels”, for further detail.
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
2. Operations and Liquidity
Although the Company generated net income for the quarter ended September 30, 2008 and for the year ended December 31, 2007, it has previously sustained recurring losses and negative cash flows from continuing operations. Over the periods presented in the accompanying financial statements, the Company’s operations have been funded through a combination of equity financings and the sale of certain assets. As of September 30, 2008, the Company had approximately $11,154,000 of cash and cash equivalents available to fund operations. The Company reviews cash flow forecasts and budgets periodically. The Company has implemented cash expense reductions in overhead activities including personnel reductions. The Company has completed research and development activities and continues to pursue commercial deployment of its technology. The Company has experienced significant reductions in overhead and research and development expenditures over the last year and expects to continue this downward trend in expenditures. These reductions and recurring revenues resulted in lower cash flows used in operating activities for the nine months ended September 30, 2008, compared to the same period last year; however, the Company has experienced, and expects to continue to experience, negative operating margins and negative cash flows from operations, as well as, an ongoing requirement for additional capital investment related to construction of plants, and other activities in which the Company participates.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Revenue Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant in July 2008. On July 11, 2008, both members approved plant sanction and committed an additional $6.0 million by year end 2008 in capital contributions for funding of the construction of the plant. The remaining estimated $10.0 million will be required to be funded proportionately in the second half of 2009.

		Synm
Proceeds – Debt and Equity Contributions (in Millions)	Dynamic	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members – July 2008	$28.0	$14.0
Committed Equity Contributions from Members – December 2008	$12.0	$6.0
Scheduled Equity Contributions from Members – 2009	$10.0	$5.0

Total Proceeds – Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount.

If a member fails to make a capital contribution, it is in default, and its interest in Dynamic Fuels is diluted by $1.50 per $1.00 not contributed. The other member can fund the portion of the default, which is considered a loan to the defaulting member at a rate of LIBOR +10 % with a 40 day cure period. The defaulting member can make a full or partial loan repayment and a pro rata portion of lost interest will be restored. If the loan is not repaid, it will be converted into ownership interest for the member making the loan, diluting the defaulting member at a $1.00 per $1.00 of the loan. No member is in default at this time.
The Company will need to raise additional capital to accomplish its business plan over the next couple of years. The Company is seeking to obtain additional funding through financing in the capital markets, as well as, various other financing and business development arrangements. The Company has an effective registration statement for the proposed offering from time to time of shares of its common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of September 30, 2008. The Company entered into a Common Stock Purchase Agreement with Azimuth on November 20, 2006 which provides for the purchase of common stock up to $40 million, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four months of the agreement, of which $13 million was drawn-down in 2007. No draw-downs can be made under this facility when the Company’s stock price is less than $1.37 per share or after the expiration date of November 19, 2008. As of September 30, 2008, the Company’s common stock share price was less than the threshold price. If the Company obtains additional funds by issuing equity securities, dilution to stockholders will occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of the Company’s common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
3. Reclassifications
Certain reclassifications have been made to the September 30, 2007 statements of operations and cash flows to conform to the September 30, 2008 presentation. These reclassifications had no impact on net income (loss). The reclassifications relate to the discontinued operations of research and development activities and domestic and international oil and gas activities See note 6, “Discontinued Operations and Assets Held for Sale”, for further detail.
4. Investment in Dynamic Fuels
On June 22, 2007, the Company entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and LPG. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in the Company’s financial statements; however, the Company’s share of the activities is reflected in “Other Expense, net” in the Consolidated Statements of Operations. The Company’s carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels, LLC” in the Company’s Consolidated Balance Sheets. Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from the Company. Each member contributed an additional $14.0 million in capital contributions by July 11, 2008. The joint venture reported total assets of $36.4 million and total liabilities of $1.4 million as of September 30, 2008, and expenses of $957,000 for the nine months ended September 30, 2008. As of September 30, 2008, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $17.5 million, which represents Syntroleum’s equity investment in this entity. In July 2008, each member committed to an additional $6.0 million in equity contributions to be funded by December 31, 2008. Subsequent to the quarter ended September 30, 2008, Dynamic issued tax exempt bonds in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. This debt funding is in addition to the equity contributions provided by each member.
5. Asset Retirement Obligation
The Company follows the Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that the Company record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of the Company’s pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. The Company has recognized an asset retirement obligation of approximately $1,622,000 and $1,465,000 using a 10% discount rate over the estimated dismantlement period at September 30, 2008 and 2007 in “Other Current Liabilities of Discontinued Operations” in the Company’s Consolidated Balance Sheets. Accretion expense of $117,000 and $0 has been incurred for the nine months ended September 30, 2008 and 2007, respectively.

6. Discontinued Operations and Assets Held for Sale
International Oil and Gas
On January 19, 2007, the Company sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited for $12,172,000, which held the Company’s interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The Company collected final payment of $5,766,000 with interest and reimbursement of legal fees for the initial sale of this stock in March 2008. This sale was recorded as a gain in the Company’s financial statements in the year ended December 31, 2007. On April 30, 2008 the Company received $1,500,000 from AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests. The proceeds received were recorded as a gain in the Company’s financial statements for the nine months ended September 30, 2008. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”).
The Company has not recorded any additional assets associated with its International Oil and Gas operations as of September 30, 2008. As of September 30, 2008, all significant obligations associated with the International Oil and Gas operations have been fulfilled and no liabilities are recorded.
Domestic Oil and Gas
Management actively sought interested parties for the sale of its remaining gas processing plant and related equipment. These assets were fully impaired in 2007. Management finalized the sale of these assets in the amount of $90,000 in February of 2008, resulting in a gain for the nine months ended September 30, 2008. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the accompanying consolidated financial statements in accordance with SFAS 144. As of September 30, 2008, future obligations associated with the Domestic Oil and Gas operations have all been fulfilled and no liabilities are recorded.
Research and Development
The Company has completed the necessary testing and demonstration associated with its pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. The Company has documented the conclusions from all of these activities and does not intend to further fund other research and development activities. All revenues and costs associated with these activities such as facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility offset by the reduction in accrued expenses for removal of equipment from our Technology Center in 2008 resulted in expenses of $40,000 and expenses of $2,639,000 for the three months ended September 30, 2008 and 2007 and $40,000 and $4,917,000 for the nine months ended September 30, 2008 and 2007, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Joint Development Revenues associated with Discontinued Operations recognized for the three months ended September 30, 2008 and 2007 were $0 and $222,000, respectively. Joint Development Revenues associated with Discontinued Operations recognized for the nine months ended September 30, 2008 were $0 and $498,000, respectively. Joint Development Revenues and other costs associated with the construction of the Catoosa Demonstration Facility are also included in discontinued operations; this includes interest expense and gain on extinguishment of debt.
The Company reviewed all assets for impairment for the period ended September 30, 2008. The Company sold its Technology Center in March of 2008. The Company impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending September 30, 2008.
7. Deferred Revenue
The Company recorded deferred revenue of $3,000,000 as of September 30, 2008 for the receipt of an advance payment to be credited against the total purchase price for the transfer of certain technology documents, and facilities subject to certain limitations. Further negotiations will occur to determine the terms of the transfer to which both parties must agree for the transfer to occur if at all. If due solely to the buyer’s reason, a transfer agreement cannot be executed the payment stated above is non-refundable. The Company will recognize the $3,000,000 as revenue when the products and services are delivered in accordance with Staff Accounting Bulletin 13, “Revenue Recognition”.

8. Earnings Per Share
Basic earnings per common share for the quarters and nine months ended September 30, 2008, and September 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the quarters and nine months ended September 30, 2008, and September 30, 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Basic weighted-average shares	62,643	61,525	62,620	58,828

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	—	115
Stock options	—	—	—	736

Dilutive weighted-average shares	62,643	61,525	62,620	59,679

(1)	The unvested restricted stock units outstanding at September 30, 2007 are expected to vest over the period from July 2008 to December 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at September 30 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the nine-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings / (loss) per share.

	Nine Months Ended,
	September 30, 2008	September 30, 2007

Options, warrants and restricted stock excluded (in thousands)	18,033	10,595
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.71	$6.54
Period weighted average market price	$1.30	$2.82
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
The Company filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, to transfer venue to New York. Fletcher also filed a lawsuit in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. These lawsuits are in the early pleading stages and the Company has not yet filed an answer, motion or other responsive pleading to the action Fletcher filed in New York, or filed a response to Fletcher’s motions in Oklahoma. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at September 30, 2008. However, if Fletcher’s allegations are sustained, the Company could be forced to issue up to 6,064,040 shares of its common stock and respond to any damages Fletcher incurs, including legal expenses. The Company intends to vigorously defend this matter.
10. Stockholders’ Equity
On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Revenue Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). Subsequent to the quarter ended September 30, 2008, the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for Syntroleum’s 50% share of the guarantee. On October 21, 2008 Tyson provided the necessary credit support, the Bonds were fully funded and Tyson received 8.0 million warrants to purchase the Company’s common stock. The warrants are 100% vested upon issuance. The exercise price of the warrants is $0.01 per share. Warrants are transferable by Tyson subject to the right of first offer in favor of the Company. The warrants were, and the underlying shares will be, issued to Tyson in an unregistered private transaction and will be subject to the terms of a registration rights agreement between the parties. The warrants will expire on October 21, 2012. These warrants are accounted for in accordance with SFAS 123, Share-Based Payment, and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The measurement date is the date of issuance, October 21, 2008. The Company has valued the warrants at $8.6 million.

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
On June 2, 2008, the stockholders of the Company, upon recommendation of the Company’s Board of Directors, approved the amendment to the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”) at the Company’s annual meeting of stockholders. The amendment provides for an increase in the issuance of up to 7,353,883 shares of common stock of the Company pursuant to the grant of stock options, stock appreciation rights awards, stock awards (including restricted stock and stock units), which will be based on performance goals. The amendment provides that any Shares subject to options or stock appreciation rights or stock awards of any kind shall be counted against the numerical limits of the plan on a one-for-one basis. The Company had not granted any of the awards provided by the amendment as of September 30, 2008.
As of September 30, 2008, approximately 9,347,000 shares of common stock were available for grant under the Company’s current plan. The Company is authorized to issue up to approximately 15,111,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2007	5,986,717	$6.65
Granted at market price	—	$—
Exercised	—	$—
Expired or forfeited	(414,413)	$10.22

OUTSTANDING AT SEPTEMBER 30, 2008	5,572,304	$6.38

The following table summarizes information about stock options outstanding at September 30, 2008:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$1.49 – $1.49	10,666	$1.49	4.09	10,666	$1.49
$1.55 – $1.55	1,000,000	1.55	4.00	1,000,000	1.55
$1.62 – $2.89	1,140,695	2.33	5.96	1,140,695	2.33
$3.19 – $6.88	1,183,651	6.33	5.10	1,180,318	6.34
$7.10 – $10.14	1,141,974	9.34	6.91	611,306	8.67
$10.51 – $19.88	1,095,318	12.05	5.39	345,318	15.36

	5,572,304	$6.38		4,288,303	$5.20

A total of 1,284,001 stock options with a weighted average exercise price of $10.33 were outstanding at September 30, 2008 and had not vested.
Non-cash compensation cost related to stock options recognized during the three months ended September 30, 2008 and 2007 was $92,000 and $(300,000), respectively; and during the nine months ended September 30, 2008 and 2007 was $671,000 and $4,897,000, respectively.

There were no stock options granted during the nine months ended September 30, 2008. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 was approximately $1.90 per stock option (total grant date fair value of $64,000). The fair value of these options was estimated with the following weighted average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Expected dividend yield	N/A	0%
Expected volatility	N/A	73%
Risk-free interest rate	N/A	4.54%
Expected life	N/A	4.38	yrs.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the nine months ended September 30, 2008 and 2007 was $0 and $38,000, respectively. The total amount of cash received during the nine months ended September 30, 2008 and 2007 by the Company from the exercise of these options was $0 and $36,000, respectively. As of September 30, 2008 there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.1 years. In addition, as of September 30, 2008 unrecognized compensation cost related to non-vested stock options was $736,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three to five years.
Restricted Stock
The Company also grants common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term or upon achievement of performance for performance based awards. There were no new grants of restricted stock units for the nine months ended September 30, 2008. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended September 30, 2007 was $3.07 per share (total grant date fair value of $5,139,000). As of September 30, 2008, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,224,000. In addition, as of September 30, 2008, unrecognized compensation cost related to non-vested restricted stock units was $2,687,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during September 30, 2008 and 2007 was $0 and $3,273,000, respectively.
The following table summary reflects restricted stock unit activity for the nine months ended September 30, 2008.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2007	1,182,000	$2.96
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

NONVESTED AT SEPTEMBER 30, 2008	1,182,000	$2.96

12. Commitments and Contingencies
The Company has entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,638,000 at September 30, 2008. Expense is not recognized unless an employee is severed.
See Note 9 for discussion of the current litigation regarding Syntroleum and Fletcher.
The Company cannot predict with certainty the outcome or effect of the litigation specifically described above in Note 9. There can be no assurance that the Company’s belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
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
In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal year 2009 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on its consolidated condensed financial statements.

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
Overview
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is to develop and employ innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and liquefied petroleum gas (“LPG”). Syntroleum has characterized in excess of 80 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
We have incurred substantial research and development costs and continue to incur operating costs with respect to commercializing the Syntroleum® Process, the Synfining® Process, and our Bio-Synfining™ Technology, and do not anticipate recognizing any significant revenues from licensing our technology or from production from any plant in which we own an interest until 2010. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from commercial operation of plants, licensing activities, or non-FT projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to generate operating revenues and obtain additional financing.
Significant Developments
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility is expected to be located in Geismar, Louisiana and produce approximately 75 million gallons per year of renewable synthetic fuels beginning in 2010. Total project cost is currently estimated to be approximately $150.0 million, of which $136 million is for the plant itself, the balance of which is estimated financing costs and working capital of $14.0 million.

This project continues to progress forward. All previous milestones have been met on time and on budget. In accordance with the agreement, the site selection has been finalized and the process design package has been delivered to Dynamic Fuels by our engineers. The Front End Engineering and Design (FEED) package outlining the estimated capital budget was delivered to each party in May of 2008. Upon completion of this final activity, the parties met to approve plant sanction based upon the capital budget for plant design and construction. Both parties approved plant sanction in July of 2008 and committed to funding $20.0 million each for project construction before December 31, 2008. Both parties contributed $14.0 million of this total commitment in July of 2008 to allow construction to proceed immediately. The official groundbreaking occurred on October 6, 2008. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue $100.0 million in Gulf Opportunity Revenue Bonds (the “Bonds”). This debt financing obtained by Dynamic Fuels has reduced the amount of equity contributions for each member proportionately. The entire $100.0 million in Bonds were issued and sold on October 21, 2008. Based on the current cost estimate stated above each party will be required to fund their remaining estimated $5.0 million in capital contributions in 2009. Based on this timeline, the plant is expected to begin commercial operations by the second quarter of 2010.

		Synm
Proceeds – Debt and Equity Contributions (in Millions)	Dynamic	Portion
Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members – July 2008	$28.0	$14.0
Committed Equity Contributions from Members – December 2008	$12.0	$6.0
Scheduled Equity Contributions from Members – 2009	$10.0	$5.0

Total Proceeds – Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount.
Issuance of the Bonds occurred subsequent to the quarter ended September 30, 2008 and required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement with us dated June 30, 2008, to provide credit support for our 50% share of the guarantee. Tyson posted the required credit support upon the funding of the Bonds and received 8.0 million fully-vested warrants to purchase the Company’s common stock on October 21, 2008. The exercise price of the warrants is $0.01 per share. Warrants are transferable by Tyson subject to the right of first offer in favor of us. The warrants were, and the underlying shares will be, issued to Tyson in an unregistered private transaction and will be subject to the terms of a registration rights agreement between the parties. The warrants will expire on October 21, 2012. We expect to expense approximately $8.6 million in non-cash equity expense related to the vesting of these warrants in the fourth quarter ended December 31, 2008.
Based upon current pricing of the feedstock slate expected to be delivered by Tyson and the natural gas used in the Bio-Synfining™ Process and our expectations regarding other operating costs, we expect unit costs on a per gallon basis for the initial Bio-Synfining™ plant, if it were operating today, would be feedstock costs of approximately $2.46 per gallon and operating costs (excluding depreciation) of $0.55 per gallon of feedstock. Based on current diesel prices and government subsidies the operating cash margin is expected to be $0.97 per gallon. These prices are based on annual averages. Actual costs will vary according to changes in feedstock and other resources, the performance of the plant, plant operating conditions, cost variations in the components of operating costs and other factors, and are likely to fluctuate substantially from these indicative amounts.
Following on the success of our delivery to the Department of Defense of the Syntroleum S-8 aviation grade FT research fluid, we signed a further contract in June 2007 to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Bio-Synfining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. This contract was later expanded to include production of an additional 100 gallons of R-8 and test quantities of same fuel derived from seaweed oil. The Syntroleum R-8 produced by our Bio-Synfining™ Technology from waste fats and greases was found to exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. We expect this testing to be completed in the fourth quarter of 2008. We anticipate further requests for evaluation of Syntroleum® R-8 produced by our Bio-Synfining™ Technology as interest grows in renewable sources of aviation fuel and the prospect for the domestic manufacture and supply of such fuel.
Discontinued Operations
International Oil and Gas
In March 2008, we received final payment of $5,766,000 from the sale of stock of various subsidiaries, including Syntroleum Nigeria Limited, which held our interests in the Ajapa and Aje fields offshore Nigeria, to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). On April 30, 2008 the Company received $1,500,000 from AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests. We received $14,266,000 in total from the sale of these interests including the collection of interest and reimbursement of legal fees. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
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
Research and Development
We sold our Technology Center facility for $1,250,000 in March of 2008. We impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the period ending September 30, 2008. The results of our research and development activities are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS 144.

Results of Operations
Consolidated Unaudited Results for the Three Months Ended,

	Three Months Ended
	September 30,	September 30,
Revenues	2008	2007
	(In Thousands)
Technical Services Revenue	882	643
Other	565	383

Total Revenues	$1,447	$1,026

Technical Services Revenue. Revenues from contracted engineering services for a process design package for Dynamic Fuels and other separately contracted engineering services for technical work were $882,000 and $643,000 for the quarters ended September 30, 2008 and 2007, respectively. The Company expects to continue to provide engineering services to Dynamic Fuels and other customers throughout 2008.
Other Revenue. Other revenues were $565,000 for the three months ended September 30, 2008 compared to $383,000 for the three months ended September 30, 2007. These revenues included $440,000 of recognized revenue in the three months ended September 30, 2008 for the completion of the third milestone for our work with the Department of Defense in testing 500 gallons of renewable jet fuel compared to $220,000 for the completion of the first milestone in the three months ended September 30, 2007. The fourth milestone will be completed and recognized in the fourth quarter of 2008 in the amount of $110,000 plus additional revenues for increased fuel shipments. We also recognized revenue for certain site license reservation agreements in both quarters.

	Three Months Ended
	September 30,	September 30,
Operating Costs and Expenses	2008	2007
	(in thousands)
Engineering	946	1,743
Depreciation, depletion and amortization	133	183
Non-cash equity compensation	180	(300)
General and administrative and other	1,504	2,291

Total Operating Costs and Expenses	$2,763	$3,917

Engineering. Expenses from engineering activities were $946,000 for the quarter ended September 30, 2008 compared to $1,743,000 during the same period in 2007. The decrease primarily relates to a decreased number of engineering staff and the retention incentive agreement plan initiated in December of 2006 paid out in 2007 and 2008, which was recognized over the requisite service period for 2007 and 2008 and was completed on July 1, 2008.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended September 30, 2008 was $180,000 compared to $(300,000) for the same period in 2007. The 2008 expense relates to expense of remaining service based options and restricted stock granted in prior years. The decrease for the three months ended September 30, 2007 resulted from expenses reversed out for modifications to performance/market based stock options.
General and Administrative and Other. General and administrative expenses for the quarter ended September 30, 2008 were $1,504,000 compared to $2,291,000 during the same period in 2007. The significant decrease resulted from a decrease in expenditures associated with personnel, professional consultants, travel and insurance expenditures. These cost reductions were in line with the Company’s cost reduction plan. The Company expects general and administrative expenses to continue at this decreased level for the remainder of 2008 and for 2009. The Company also incurred increased severance expense in 2007 for future payments under retirement agreements with former officers.

	Three Months Ended
	September 30,	September 30,
Other Income and Expenses and Net Income (Loss)	2008	2007
	(in thousands)
Investment and Interest Income	$87	$357
Other Income (Expense)	41	(38)
Foreign Currency Exchange	2,106	(594)
Minority Interest	—	706
Income (Loss) from Discontinued Operations	(80)	(599)

Net Income (Loss)	$838	$(3,059)

Investment and Interest Income. Investment and interest income was $87,000 in the quarter ended September 30, 2008 compared to $357,000 during the same period in 2007 due to decreased interest income earned on a lower cash balance and lower interest rates.

Other Income (Expense) and Foreign Currency Exchange. Other Income was $41,000 in the quarter ended September 30, 2008 compared to expense of $38,000 in the quarter ended September 30, 2007. The increase results from our investment in Dynamic Fuels. Changes in the Dynamic Fuels investment result from project development, site selection, equipment evaluation, and government relations. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations. Foreign Currency Exchange generated income of $2,106,000 for the quarter ended September 30, 2008 compared to expense of $594,000 for the same quarter in 2007. This increase in income resulted from foreign currency gains due to the fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars.
Minority Interest. Minority Interest for the three months ended September 30, 2008 was $0 compared to income of $706,000 for the same period in 2007. The amount recorded in 2007 resulted from the dissolution of ECT Merchant Corporation’s interest in conjunction with the termination of the Sweetwater Project. The minority interest was not recorded as a gain upon termination of the Sweetwater Project due to bankruptcy proceedings surrounding ECT Merchant Corporation.
Income (Loss) from Discontinued Operations. Loss from discontinued operations for the quarter ended September 30, 2008 was $80,000 compared to a loss of $599,000 for the same period in 2007. The decrease in loss is primarily due to the operations of research and development activities in the third quarter of 2007. The same period in 2008 represents minimal costs in closing research and development activities. Portions of the loss from research and development activities in 2007 are offset from gains from the renegotiation of a receivable amount of $2,000,000 for the sale of certain Nigerian assets. We do not expect to receive or expend significant cash flow from our discontinued international oil and gas activities or our discontinued research and development activities for the remainder of 2008 and future years.
Consolidated Unaudited Results for the Nine Months Ended,

	September 30,	September 30,
Revenues	2008	2007
	(in thousands)
Licensing Revenue from Marathon	$—	$13,665
Technical Services and Joint Development Revenue	2,541	944
Other Revenue	1,355	668

Total Revenues	$3,896	$15,277

Licensing Revenue. Licensing revenue was $0 for the nine months ended September 30, 2008 compared to $13,665,000 for the nine months ended September 30, 2007. The 2007 non-cash licensing revenue related to the Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. The licensing revenue did not result in cash flow to the Company. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services and Joint Development Revenue. Revenues from contracted engineering and technical services were $2,541,000 for the nine months ended September 30, 2008 compared to $944,000 for the same period in 2007. The increase in technical services revenues is primarily related to engineering services for a process design package for Dynamic Fuels. In both periods the Company provided services to other customers through engineering services for technical work. The Company expects to continue to provide engineering services to Dynamic Fuels and other customers throughout 2008.
Other Revenue. Other revenues were $1,355,000 for the nine months ended September 30, 2008 compared to $668,000 for the same period in 2007. The increase is primarily related to the completion of the second and third milestone for our work with the Department of Defense testing of 500 gallons of renewable jet fuel in the amount of $770,000 compared to $220,000 recognized in the same period 2007. We will receive an additional $210,000 from this contract in the fourth quarter of 2008. We also recognized revenue associated with a fuel shipment in 2008 from our excess fuel produced by our demonstration facility when it was in operations. We will continue to deliver fuel to the Tulsa Transit Authority in Oklahoma in accordance with our sub-agreement with the Department of Transportation for the remainder of 2008.

	September 30,	September 30,
Operating Costs and Expenses	2008	2007
	(in thousands)
Engineering	3,274	4,407
Depreciation, depletion, amortization and impairment	436	566
Non-cash equity compensation	914	4,897
General and administrative and other	4,851	12,896

Total Operating Costs and Expenses	$9,475	$22,766

Engineering. Expenses from engineering activities were $3,274,000 for the nine months ended September 30, 2008 compared to $4,407,000 for the same period last year. The decrease in expenditures primarily resulted from a decreased number of engineering staff and the retention incentive agreement plan initiated in December of 2006 and paid out in 2007 and 2008, which was recognized over the requisite service period for 2007 and 2008 and was completed on July 1, 2008.

Non-cash Equity Compensation. Non-cash equity compensation for the nine months ended September 30, 2008 was $914,000 compared to $4,897,000 for the same period in 2007. The decrease resulted from:
•	A lower number of options outstanding and unvested due to a decrease in employees from the restructuring of the Company;

•	An increase in 2007 related to performance vesting of restricted stock awards for executives based on achieving certain milestones associated with the Syntroleum Bio-Synfining™ Technology project during the nine months ended September 30, 2007; and,

•	The grant of common stock under a retirement agreement to a former executive in lieu of a cash payment during the nine months ended September 30, 2007.
General and administrative and other. General and administrative expenses for the nine months ended September 30, 2008 were $4,851,000 compared to $12,896,000 during the same period in 2007. The decrease primarily resulted from the cost reduction plan initiated by the Company in the fourth quarter of 2007. The cost reduction plan significantly reduced personnel expenditures, travel, professional consultants, insurance premiums and other overhead related expenditures.

	September 30,	September 30,
Other Income and Expenses and Net Income (Loss)	2008	2007
	(in thousands)
Investment and Interest Income	$476	$1,147
Other Income (Expense), net	(402)	(141)
Foreign Currency Exchange	833	(1,488)
Minority Interest	—	706
Income from Discontinued Operations	1,387	9,373

Net Income (Loss)	$(3,285)	$2,108

Investment and Interest Income. Investment and interest income was $476,000 in the nine months ended September 30, 2008 compared to $1,147,000 during the same period in 2007. The decrease primarily resulted from decreased interest income earned on a lower cash balance and lower interest rates for the nine months ended September 30, 2008 compared to cash balances for the same period in 2007.
Other Income (Expense). Other Expense for the nine months ended September 30, 2008 was $402,000 compared to $141,000 during the same period in 2007. The increase in the loss primarily results from our investment in Dynamic Fuels. Dynamic Fuels losses result from project development, site selection, equipment evaluation, and government relations. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.
Foreign Currency Exchange. Foreign currency exchange was a gain of $833,000 for the nine months ended September 30, 2008, compared to a loss of $1,488,000 during the same period in 2007. The increase in the gain primarily resulted from an increase in foreign currency gains in the third quarter of 2008 due to the increased value of the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars.
Minority Interest. Minority Interest for the nine months ended September 30, 2008 was $0 compared to income of $706,000 for the same period in 2007. The amount recorded in 2007 resulted from the dissolution of ECT Merchant Corporation’s interest in conjunction with the termination of the Sweetwater Project. The minority interest was not recorded as a gain upon termination of the Sweetwater Project due to bankruptcy proceedings surrounding ECT Merchant Corporation.
Income from Discontinued Operations. Gain from our discontinued operations for the nine months ended September 30, 2008 was $1,387,000 versus $9,373,000 for the same period in 2007. The gain in 2008 is primarily due to the proceeds received in the amount of $1,500,000 from the settlement of future payments that would have been calculated on first gross revenues from our international oil and gas assets offset by expenses associated with the closure of research and development activities. The gain in 2007 primarily relates to gains recognized from the sale of our Nigerian oil and gas assets and the gain on the extinguishment of debt of $10,672,000 resulting from the renegotiation of the Marathon obligation in January 2007. These gains were offset by continuing expenses associated with the research and development activities for the first half of the year in 2007.
Net Income (Loss). The total net loss for the nine months ended September 30, 2008 was $3,285,000 compared to income of $2,108,000 for the same period in 2007. The decrease in net income is related to items noted above and to significant non-recurring items in 2007 such as the recognition of licensing revenue in connection with the restructuring of the Marathon convertible debt of $13,665,000, the gain on extinguishment of the Marathon debt of $10,672,000, and the gains from sale of international oil and gas assets of $2,311,000.
Liquidity and Capital Resources
General
As of September 30, 2008, we had $11,154,000 in cash and cash equivalents. Our current liabilities totaled $2,896,000 as of September 30, 2008.
At September 30, 2008, we had $613,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.

Cash flows used in operations were $1,719,000 during the nine months ended September 30, 2008, compared to cash flows used in operations of $16,069,000 during the nine months ended September 30, 2007. The decrease in cash flows used in operations primarily results from lower cash used in continuing operations based on the new cost structure implemented by our management team in 2007, increased cash revenues and the receipt of a non-refundable advance payment of $3,000,000 recorded as deferred revenue. We also decreased our cash used in discontinued operations of research and development activities in 2008 when compared to 2007. Based on current executed revenue agreements and management projections, we expect the remaining 2008 cash flows used in continuing operations to continue at a decreased level based on our current expenditure rate, but do not expect to generate cash flows provided from operating activities in the near future. Future cash flows to be used in discontinued operations are expected to be minimal and relate to the dismantlement of and closure of all research and development facilities.
Cash flows used in investing activities were $5,532,000 during the nine months ended September 30, 2008, compared to cash flows used in investing activities of $514,000 during the nine months ended September 30, 2007. The change was primarily related to the capital contribution to our joint venture, Dynamic Fuels for initial construction costs in the amount of $14,000,000. This investment is offset by the sale of assets associated with our discontinued operations such as, receipt of payments of $7,266,000 from AEERL and the proceeds from the sale of the Technology Center of $1,100,000. The Company does not have any other assets for sale related to its discontinued operations. The Company has committed to funding an additional $6,000,000 into Dynamic Fuels, by December 31, 2008. The Company expects to receive cash calls for the remaining required capital of $5,000,000 in 2009. The Company is currently exploring alternatives for sources of funds for this investment.
There were no cash flows provided by financing activities during the nine months ended September 30, 2008 compared to $10,295,000 provided by financing activities during the nine months ended September 30, 2007. The change in cash flows was primarily due to net proceeds received from a draw-down of $12,800,000 under our Common Stock Purchase Agreement as described below offset by the payment of liabilities associated with our international oil and gas assets.
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
We have an effective registration statement for proposed offerings from time to time of shares of our common stock, preferred stock, debt securities, depository shares or warrants for a remaining aggregate offering price of approximately $89 million as of September 30, 2008. We entered into a Common Stock Purchase agreement on November 20, 2006 which provides for the purchase of common stock up to $40 million, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006 over the twenty-four months of the agreement, of which $5 million and $8 million were drawn-down on March 1, 2007 and July 11, 2007, respectively. No draw-downs can be made under this facility when our stock price is less than $1.37 per share. As of September 30, 2008, our common stock share price was less than the threshold price. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,638,000 at September 30, 2008. Expense is not recognized until an employee is severed.

Our Dynamic Fuels facility requires us to provide 50% of the required capital for the plant. Current requirements for capital are $150.0 million, of which $136 million is for the plant itself, $11.5 million for working capital and $2.5 million for financing expenses. Dynamic Fuels has received approval from the Louisiana State Bond Commission to issue $100.0 million in Gulf Opportunity Revenue Bonds. Issuance of the Bonds occurred subsequent to the quarter ended September 30, 2008 on October 21, 2008. The Bonds required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. This debt financing obtained by Dynamic Fuels has reduced the amount of equity contributions for each member proportionately. Based on the current cost estimate each party will be required to fund $25.0 million in capital contributions by 2009. The two parties have committed to fund $20.0 million of this total capital requirement each by December 31, 2008. Both parties have already funded $14.0 million each of the total committed amount in July of 2008 and will fund an additional $6.0 million by December 31, 2008. The remaining $5.0 million will be funded in 2009. Based on this timeline, the plant is expected to begin commercial operations by the second quarter of 2010 providing additional cash flow to Syntroleum in the second half of 2010.
On June 30, 2008, we and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of our common stock in exchange for credit support relating to the obligations of Dynamic Fuels under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee. Tyson received 8.0 million fully vested warrants to purchase the Company’s common stock on October 21, 2008 upon providing the credit support upon the issuance of the Bonds.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of our rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a lawsuit in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the our refusal to go forward with the Later Investment. These lawsuits are in the early pleading stages and we have not yet filed an answer, motion or other responsive pleading to the action Fletcher filed in New York, or filed a response to Fletcher’s motions in Oklahoma. At this time, we cannot determine the likely outcome of this litigation and have therefore not recorded a liability in our consolidated balance sheet at September 30, 2008. However, if Fetcher’s allegations are sustained, we could be forced to issue up to 6,064,040 shares of our common stock and respond to any damages Fletcher incurs, including legal expenses. We intend to vigorously defend this matter.

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
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

4.1	Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: October 31, 2008	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2008	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

4.1	Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher