Form 10-K
period 2008-12-31
SYNTROLEUM CORP
filed 2009-03-02
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $102,000,000 based on the closing price of such stock on such date of $1.71 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).
At March 1, 2009, the number of outstanding shares of the registrant’s common stock was 63,927,783.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2008 for its 2009 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is the commercialization of our innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Bio-Synfining™ facility is designed to process a wide range of feedstocks including vegetable oils, fats, fatty acids and greases into synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel, heating oil, jet fuel (subject to certification), naphtha and propane.
We believe the fuels produced from our Bio-Synfining™ Technology offer several advantages (much like Fischer-Tropsch fuels (“FT”)) over other renewable and petroleum-based diesel fuels, including higher cetane levels, near zero sulfur and superior thermal stability. The unblended diesel fuel can be used in existing diesel engines with no modifications. The product can also be upgraded into ultra-clean, high quality synthetic jet fuel (subject to certification). Further, the synthetic fuel produced by Bio-Synfining™ facilities may be blended with petroleum based diesel to help those fuels achieve superior environmental and performance characteristics. We believe the fuel will be compatible with existing conventional fuel infrastructures.
The past operations of the Company consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. We are also applying our technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and sales and licensing of our technology.
We also are a partner in a joint venture and continue to seek to form other joint ventures for projects that utilize our technologies. We license our technologies, which we refer to as the “Syntroleum® Process” the “Synfining® Process,” and our Bio-Synfining™ Technology to others. We have also participated in government programs for testing of our GTL diesel and jet fuel and renewable jet fuel.
We have incurred substantial research and development costs and continue to incur operating costs with respect to commercializing the Syntroleum® Process, the Synfining® Process, and our Bio-Synfining™ Technology. As a result, we expect to continue to operate at a loss until sufficient revenues are recognized from commercial operation of plants, licensing activities, or non-FT projects we are developing. We may obtain funding through joint ventures, license arrangements and other strategic alliances, as well as various other financing arrangements to meet our capital and operating needs for various projects. Our longer-term survival will depend on our ability to generate operating revenues and obtain additional financing.
Bio-Synfining™ Projects — Dynamic Fuels
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility located in Geismar, Louisiana will produce approximately 75 million gallons per year of renewable synthetic fuels from 569 million pounds per year of feedstock. The project is scheduled for mechanical completion by year end 2009, followed by commissions, start-up and ramp up to full rate operations by mid-year 2010. Total project cost is currently estimated to be approximately $158.50 million, of which $138 million is for the plant itself, $12 million working capital and $8.5 million in engineering and project development costs. $36.5 million has been funded prorata by Tyson and Syntroleum. $100 million of the plant costs have been financed through tax exempt Gulf Opportunity Zone (GO Zone) bond proceeds.

Business Strategy
Our objective is to be the leading independent provider of Fischer-Tropsch and renewable fuels related technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:
Focus on commercialization through project development. The Dynamic Fuels facility is the first of what we plan to be several production facilities envisioned in the business model.
Transfer the Syntroleum® Process. We continue to support our existing and future licensees in their efforts to develop new BTL, GTL and CTL technologies through our engineering support activities and catalyst supply agreements. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum® Process. We further look to transfer our technology in ways other than licensing including technology transfer, joint technology development agreements and technology sales.
Provide Support and Process Design Packages through Engineering Services. We continue to provide support to our licensees through engineering services. Engineering services consists of project design packages, project management, technology design application and other support for our Technology.
Cost structure improvement. We continue to aggressively lower costs and improve efficiency, which includes lowering the employee headcount to 22 from 62 employees in 2007. We continue to be focused on reducing overhead costs and have seen costs reduced by half during 2008 compared to 2007.
The Syntroleum® Process
The Syntroleum® Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional products made from crude oil. These synthetic liquid hydrocarbons can be further processed into fungible products through our Synfining® Process. These products include:
Ultra-clean liquid fuels for use in internal combustion engines, jet/turbine engines (subject to certification), diesel engines and fuel oil; and
Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, and chemical feedstocks.
We believe the key advantages of the Syntroleum® Process over other GTL technologies are our (1) proprietary attrition-resistant slurry catalyst, (2) FT catalyst regeneration technology and (3) capability to operate at high catalyst productivities with both dilute and un-dilute syngas.
Based on demonstrated research, including the advancement of our technology from the laboratory to pilot plant and demonstration facility scales and current market conditions, we believe that our single-train design of 17,000 barrels per day (“b/d”) facility can be economically developed. Economies of scale can be achieved with incremental trains.
We believe the advantages afforded by the Syntroleum® Process together with the worldwide resource base of natural gas; coal and biomass provide market opportunities for the use of this technology by us and our licensees in the development of commercial plants.
The Syntroleum® Process involves two catalytic reactions: (1) conversion of carbonless material into synthesis gas, and (2) conversion of the synthesis gas or coal-derived syngas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:

Step 1
Conversion of Carbon feedstock to Synthesis Gas
Step 2
Fischer — Tropsch Synthesis
Syngas may be generated from various carbon-bearing feedstocks by means of several commercial and developmental processes. Coal gasifiers, for example, have been available commercially from licensors for many years. Biomass gasification technologies are also available today that can be efficiently integrated into FT plants for production of third generation biofuels (BTL).
Syntroleum offers an air-based autothermal reforming technology for producing syngas from natural gas. This flameless autothermal reformer (“ATR”) in the Syntroleum® Process is similar to units used for over 30 years in the ammonia industry. The nitrogen in the gas entering the ATR passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. As with syngas from any feedstock and process, trace contaminants may be removed from the process stream and are not incorporated into the finished products.
The Synfining® Process
We have also developed hydroprocessing technology — the Synfining® Process — for conversion of the Fischer-Tropsch wax into a variety of products including diesel fuels, heating oil, jet fuels (subject to certification), lubricants, naphtha and other materials. This refining technology has been used to produce fuels for testing by the Department of Energy (“DOE”) in its Ultra-Clean Fuels Program, automobile manufacturers in the United States and Japan, the Department of Defense (“DOD”) and U.S. Department of Transportation (“DOT”).
The Bio-Synfining® Process
We have also developed an adaptation of Synfining® Process to accommodate animal fats, greases, fatty acids and similar substances as feedstocks in the production of ultra-clean renewable fuels. These Feedstocks are similar in chemical structure to the paraffins produced from the FT process. This refining technology was used to produce jet fuels for testing by the DOD in 2008 and will be used in our Dynamic Fuels Bio-Synfining™ facility in Geismar, Louisiana for the production of diesel, naphtha, and LPG.
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

In November 2005, Syntroleum provided non-exclusive services and coal-derived syngas for use in a portable Fischer-Tropsch catalyst testing laboratory designed and built by us. The purpose of this $1+ million lab and testing program was to demonstrate performance of Syntroleum cobalt-based FT catalyst using syngas produced from coal at a commercial gasification facility. The laboratory construction and installation was completed in November 2006. The testing program, funded 100% by Syntroleum, began in December and continued through mid-2007 to gather catalyst performance data for use in development of reactor designs for future commercial coal-to-liquids plants using Syntroleum technology. The demonstration proved that Fischer-Tropsch wax made from coal have the same superior synthetic FT qualities as that made from natural gas. The demonstration also proved that our proprietary cobalt-based catalyst performs robustly under real-world CTL conditions.
Syntroleum Advantage
We believe that the Syntroleum® Process and the Synfining® Process will be an attractive technology for companies reviewing methods of producing their natural gas or coal reserves using non-traditional methods. We believe the Syntroleum® Process will enable owners of non-traditional natural gas or coal reserves to monetize a portion of these resources by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:
•	produced substantially free of undesirable products normally found in fuels;

•	used as blending stock to upgrade conventional fuels and specialty products made from crude oil;

•	used blended or unblended in traditional internal combustion engines to reduce emissions; and

•	transported through existing distribution infrastructures for refined products.
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
Resource Base
Bio-Feedstocks
Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes (95%). The Free Fatty Acid (“FFA”) content is less than 1%, simplifying the biodiesel production process compared to high-FFA feedstocks. More than 20.6 billion pounds of soybean oil were used in the U.S. in 2008 according to the Agricultural Marketing Services, USDA and the Bureau of the Census. Other vegetable oil feedstocks include rapeseed, which is most common in Europe, in addition to palm, cottonseed, corn and many other oils.
Animal Fats. Edible tallow has a FFA content of up to 0.75%, and inedible tallow has a FFA content of up to 10%. Approximately 3.8 billion pounds of inedible tallow were produced in the U.S. in 2007. Other animal fat feedstocks include fish oil, poultry, pork, as well as other fats and lards with high FFA content.
Recycled greases. Yellow grease has a FFA content of up to 15% and brown grease has an FFA content of more than 15%, greatly reducing its use and subsequent demand for biodiesel production. One and a half billion pounds of yellow grease were produced in the U.S. in 2007. Our Bio-Synfining™ process can completely deoxygenate FFA’s and allows us to utilize a much lower valued feedstock to create a high quality product.
Market Demand
We believe market potential exists for the Syntroleum® Process and products because of steadily increasing demand for transportation fuels, the anticipated increased demand for ultra-clean fuels for internal combustion engines, and the existing demand for high-quality specialty products—underpinned by the natural gas, coal, biomass and biofeedstocks worldwide.

We expect demand for products created via Syntroleum technologies to result from the following factors:
Government Legislation. In 2007, the U.S. government enacted the Energy Independence Act of 2007, and in 2005, the U.S. government enacted two other significant pieces of legislation, the “Energy Policy Act of 2005” (EPACT) and the “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users” (SAFETEA-LU), aimed at addressing a new, comprehensive national energy policy to promote domestic energy security. The Energy Independence Act and Energy Policy Act of 2005 designates a tax credit of $1.00 per gallon for the production of renewable diesel, which is defined as diesel derived from any organic material other than oil, natural gas or coal. Our Bio-Synfined products are eligible for the $1.00 per gallon credit. The $1.00 tax credit applies to both pure and mixed renewable diesel, with the credit calculated according to the percentage of renewable diesel present in the mixture. This credit applies to fuels derived from both virgin and non-virgin feedstocks.
The renewable fuels tax credit is currently set to expire at the end of fiscal year 2009, however we anticipate the credit to be extended before expiration in order to help support renewable fuel development, and meet mandated production levels. Federal regulation mandates that 36 billion gallons of renewable fuels be used by petroleum refiners in 2022, up from 4.0 billion gallons in 2006.
Research and Development
We have participated in various research and development activities. We have focused on process documentation and improving the efficiency of the Syntroleum® Process. Our expenditures for research and development activities, including pilot plant and construction and operation of the Catoosa Demonstration Facility, totaled approximately $0.2 million, $6.8 million and $17.7 million in 2008, 2007, and 2006, respectively. We do not expect to expend significant cash flows on research and development activities in the near term.
Intellectual Property
The success of our intellectual property portfolio depends on our ability to foster, invent and develop new ideas, to obtain, protect, and enforce our intellectual property rights, to successfully avoid infringing the intellectual property rights of others and, if necessary, to defend against any alleged infringements. We regard the protection of our proprietary technologies as critical to our future success, so we rely on a combination of patent, copyright, trademark and trade secret law and contractual restrictions to protect our proprietary rights. We protect the Syntroleum® Process and the Synfining® Process primarily through patents and trade secrets. It is our policy to seek protection for our proprietary products and processes by filing patent applications, when appropriate, in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to file patent applications. Our ability to protect and enforce these rights involves complex legal, scientific and factual questions and uncertainties. Our policy is to honor the valid, enforceable intellectual property rights of others. While we have made efforts to avoid any such infringement, we acknowledge that commercialization of our technologies may give rise to claims that the technologies infringe upon the patents or other proprietary rights of others. We have not been notified of any claim that our technologies infringes on the proprietary rights of any third party. However, we can provide no assurance that third parties will not claim infringement by us with respect to our technologies; past, present or future.
We currently own, or have licensed rights to 52 active patents, and are actively prosecuting 54 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Our patents generally begin to expire in 2009 for the initial patents, which were issued in the late 1980s, and in 2017 for most of our patents that have been issued since the late 1990s. Patent rights are granted for a term of 20 years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.

In any potential intellectual property dispute involving us, our licensees could also become the target of litigation. Generally, our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to certain limitations. Our indemnification and support obligations could result in substantial expenses and liabilities to us which could have a material adverse effect on our business, operating results and financial condition. See “Item 1A. Risk Factors-Risks Relating to Our Technology.”
Employees
As of March 1, 2009, we had 22 employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.
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
Our operations in the United States are also subject to the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and similar state laws, which can impose joint and several liability for site cleanup, regardless of fault, upon statutory classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons, or so-called potentially responsible parties (“PRPs”), include the current and certain past owners and operators of a facility where there has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of Hazardous Substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the PRPs the costs of such action. In the course of our operations, we have generated and will generate wastes that may fall within CERCLA’s definition of Hazardous Substance. We may also be the owner or operator of sites on which Hazardous Substances have been released. To our knowledge, neither we nor our predecessors have been designated as a PRP by the EPA under CERCLA. We also do not know of any prior owners or operators of our properties that are named as PRPs related to their ownership or operation of such properties.
Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our GTL, BTL and CTL plants. GTL, BTL and CTL plants generally will be required to obtain permits under applicable environmental laws of the country in which it is situated, as well as various permits for industrial siting and construction. Emissions from a GTL, BTL or CTL plant may require the installation of abatement equipment in order to meet applicable permit requirements.
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
Operating Hazards
Operations at our GTL BTL and CTL plants will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. An incident could affect our operating costs, insurability and relationships with customers, employees and regulators.

Available Information
Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available on this website under “Investor Relations-Financial Information —Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us. Additionally, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.
We have adopted a written Code of Ethics that is applicable to our directors, chief executive officer, principal financial officer, controller and other executive officers. A copy of our Code of Ethics, Audit Committee Charter, and Nominating and Compensation Committee Charters is available on our website at www.syntroleum.com. Investors may request a copy of any of these documents at no charge by writing to Karen L. Gallagher, Senior Vice President, Principal Financial Officer and Corporate Secretary, Syntroleum Corporation, 5416 S. Yale, Suite 400, Tulsa, OK 74135. We will disclose any amendments to the Code of Ethics and any waivers to the Code of Ethics for directors and executive officers by posting such information on our website or in a current report on Form 8-K filed with the SEC.
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
Risks Relating to Our Technology
We might not successfully commercialize our technology, and commercial-scale plants based on the Syntroleum® Process or our Technology may never be successfully constructed or operated by ourselves or our licensees.
We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. No commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology has been constructed to date. A commercial-scale plant based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology may never be successfully built either by us or by our licensees. Success depends on our licensees’ ability to economically design, construct and operate commercial-scale plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology which depends on a variety of factors, many of which are outside our control.
Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any license fees under our license agreements. To date, no licensee of the Syntroleum® and Synfining® Processes has exercised its right to obtain a site license. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will depend on a variety of factors outside our control, including the prevailing view regarding the price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to by Tyson in the limited liability company agreement relating to Dynamic Fuels.
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
A variety of results necessary for successful operation of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant or demonstration plant basis. Results that could cause commercial-scale plants based on the Syntroleum® and Synfining® Processes to be unsuccessful include:
•	lower reaction activity than demonstrated in the pilot plant and demonstration plant operations which would decrease the conversion of natural gas into synthesis gas and increase the amount of catalyst, and/or number of reactors required to produce the design synthesis gas rate;
•	lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, thereby increasing operating costs;
•	excessive production of gaseous light hydrocarbons from the FT reaction compared to design conditions, which would lower the anticipated amount of liquid hydrocarbons produced and would lower revenues and margins from plant operations;
•	lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert FT products into finished, marketable fuels;
•	inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® Process to produce on specification synthesis gas adequate for economic operation of a GTL, CTL or BTL plant; and
•	higher than anticipated capital and operating costs.
Results that could cause commercial-scale plants based on our Bio-Synfining™ Technology to be unsuccessful include:
•	higher than anticipated catalyst or hydrogen consumption;
•	inadequate removal of feedstock impurities in pre-treatment;
•	lower process yields than that demonstrated in laboratory operations; and
•	higher than anticipated capital and operating costs.
In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology.
Many of our competitors have significantly more resources than we do, and technologies developed by competitors could become more commercially successful than ours or render our technologies obsolete.
Development and commercialization of FT and renewable fuels technologies is highly competitive, and other technologies could become more commercially successful than ours. The Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology are based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies as well as independent technology providers that have developed or are developing competing Fischer-Tropsch or renewable fuels technologies. These companies typically have significantly more resources than we do.
As our competitors continue to develop Fischer-Tropsch and renewable fuels technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage forcing us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire or develop new technology.
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
Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology were to fail to operate as designed. Generally our license agreements require us to indemnify the licensee, subject to certain limitations against specified losses relating to, among other things:
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
We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our activities have been funded through a combination of equity and convertible debt financings and the sale of certain assets. As of December 31, 2008, we had approximately $10.1 million of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We will need to obtain additional funding for capital investment related to construction of plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. In addition, we have experienced negative cash flows from operations.
We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. We expect to seek to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements, sale of assets and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
Our agreement with Tyson concerning Dynamic Fuels allows the participants to elect not to invest in a plant or to cease making capital contributions in the construction of a plant under certain circumstances. Should a participant in a project elect not to invest or to cease investing in the construction of the plant the other participants in the project will need to raise additional capital from third parties or to take on additional interest in the project and fund the additional capital internally. There can be no assurances that we would be able to raise the additional capital from third parties on terms acceptable to us or to fund the additional capital requirements internally. See discussion of our capital commitments at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Contractual Obligations.
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
Our stock price is currently below $1.00 and has remained so since November 4, 2008. NASDAQ rules call for the potential de-listing of a company if its stock trades under $1.00 per share for 30 consecutive days. In light of the current economic downturn, the NASDAQ has extended the time for companies to come into compliance with the $1.00 requirement until April 20, 2009. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.
We are the subject of litigation which if adversely determined could have a material adverse effect on our financial condition.
Our lawsuit with Fletcher International LTA is described in detail at Item 3. Legal Proceedings.
Construction and operations of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will be subject to risks of delay and cost overruns.
The construction and operation of plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:
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
As of December 31, 2008, we had an accumulated deficit of $337.9 million. We have not yet achieved profitability from continuing operations and we expect to continue incurring net losses until we recognize sufficient revenues from licensing activities, plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology or other sources. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Syntroleum® and Synfining® Processes and Bio-Synfining™ technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.
Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue funding project development activities. Capital expenditures will depend on progress we make in developing various projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.
If prices or margins for crude oil, natural gas, coal, vegetable oils and fats and other commodities are unfavorable, plants based on the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology may not be economical.
Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, vegetable oils and refined products include:
•	level of consumer product demand;
•	weather conditions;
•	domestic and foreign government regulation;
•	actions of the Organization of Petroleum Exporting Countries;
•	political conditions in countries producing feedstocks for fuels plants;
•	supply of crude oil, natural gas, coal, biomass fats, greases and vegetable oils;
•	location of GTL plants relative to natural gas reserves and pipelines;
•	location of CTL plants relative to coal reserves and transportation systems;
•	location of BTL plants relative to biomass reserves and transportation systems;
•	capacities of pipelines;
•	fluctuations in seasonal demand;
•	crop yields;
•	Seasonality of prices for feedstocks and refined products;
•	farmer planting decisions;
•	output and proximity of crush facilities that convert the crops to oils;
•	alternative uses for fats;
•	number of animals slaughtered and rendered;
•	price and availability of alternative fuels; and
•	overall economic conditions.

We cannot predict the future markets and prices for oil, natural gas, coal or other materials used in the Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology or refined products.
We believe that the Syntroleum® and Synfining® Processes can be economic for GTL, BTL and CTL plants given the current world crude oil prices. However, the markets for oil and natural gas have historically been volatile and are likely to continue to be volatile in the future. Crude oil prices could return to such low levels in the future.
Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.
We depend to a large extent on the performance of our executive officers, including Edward G. Roth, our Chief Executive Officer, Karen L. Gallagher, our Senior Vice President of Finance and Principal Financial Officer. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 31, 2008, we had 22 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.
We depend on strategic relationships with feedstock suppliers, construction contractors, site owners, manufacturing and engineering companies, and customers. If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.
Our or our licensee’s ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, engineering service companies, site owners, manufacturing and engineering companies, and customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained. In addition, the dynamics of our relationships with strategic participants may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.
Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.
We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:
•	timing of any construction by us or our licensees of plants;
•	demand for licenses or other technology transfer agreements of the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology and receipt and revenue recognition of license fees;
•	feedstock prices;
•	prices for refined products
•	timing and amount of research and development expenditures;
•	demand for synthetic fuels and specialty products;
•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;
•	market acceptance of new technologies; and
•	general economic conditions.
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
Further acts of terrorism in the United States or elsewhere could occur. These developments and similar future events may cause instability in the world’s financial and insurance markets and could significantly increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil, natural gas and the feedstocks for our plants and the cost and availability of insurance. In addition, these developments could adversely affect our ability to access capital and to successfully implement projects currently under development.
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
We previously leased 4,500 square feet of laboratory space, which had lease payments of approximately $45,000 per year through June 2011. We were released from our lease obligation in February of 2008 as the lab equipment was sold.
We previously owned a 24,000 square-foot corporate office and technology center located on approximately 25 acres in Tulsa. This facility was sold in March of 2008. We leased a new corporate facility in Tulsa, Oklahoma. The lease expires in 2011 and provides for payments of approximately $85,500 annually.
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

Item 3. Legal Proceedings
We entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to purchase $12 million dollars worth of Syntroleum stock over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of Syntroleum stock) and a Later Investment (at a discount to the trading price of Syntroleum stock). Fletcher refused to close on the Initial Investment at a premium, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at a discount. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion to transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. Syntroleum filed a motion to reconsider on December 2, 2008, which is currently pending. In the meantime, the New York court has lifted the stay and discovery is currently proceeding in that court. Although discovery is in the early stages, the parties have exchanged information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Syntroleum also claims to have suffered damages as a result of Fletcher’s breach of contract, but has not claimed a specific amount. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, we cannot determine the likely outcome of this litigation and have therefore not recorded a liability in our consolidated balance sheet at December 31, 2008. However, if Fetcher’s allegations are sustained, we could be forced to issue up to 6,064,040 shares of its common stock and respond to any damages Fletcher incurs, including legal expenses. We intend to vigorously defend this matter.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices. Our common stock is traded on the NASDAQ Capital Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2008 and 2007.

	Sales Price
	High	Low
Year Ended December 31, 2008:
First Quarter	$0.99	$0.46
Second Quarter	$2.73	$0.66
Third Quarter	$2.24	$0.97
Fourth Quarter	$1.09	$0.54

Year Ended December 31, 2007:
First Quarter	$3.81	$2.96
Second Quarter	$3.57	$2.76
Third Quarter	$2.79	$1.60
Fourth Quarter	$1.80	$0.80

Record Holders. The 63,927,783 shares of our common stock outstanding at March 1, 2009, were held by approximately 1,200 record holders (including brokerage firms and other nominees).
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
Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including publicity regarding actual or potential results with respect to development of the Syntroleum Technologies and the design, construction and commercial operation of plants using our process, announcements of technological innovations by others with competing processes, developments concerning intellectual property rights, including claims of infringement, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock.
We are required to maintain standards for listing of our common stock on the NASDAQ Capital Market, and we cannot assure you that we will be able to do so. We can make no assurance that we will be able to remain listed on the NASDAQ Capital Market.
Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 7% percent of the outstanding shares of our common stock as of March 1, 2009. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.
Issuer Repurchases of Equity Securities
Neither we nor anyone acting on our behalf or that of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2008.

Equity Compensation Plans
The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2008.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities to	Weighted-average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
	Warrants and Rights	Warrants and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)(2)	10,859,754	$3.59	2,596,270

Equity Compensation Plans Not Approved by Security Holders (3)(4)(5)(6)	13,250,000	$1.04	4,431,641

Total	24,109,754	$2.19	7,027,911

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, the amendment to the 2005 Stock Incentive Plan and the Stock Option Plan for Outside Directors.

(2)	Includes up to 141,250 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6. 40 and $7.98 per share for warrants issued since March 1, 2004. The issuance of warrants to purchase up to 500,000 shares of our common stock has been approved by our stockholders.

(3)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our previous Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The ability to exercise the options will terminate upon the tenth anniversary of the date of the grant.

(4)	Includes up to 4,250,000 shares to be issued upon exercise of warrants issued to Tyson. The warrants are issuable upon Tyson remaining at least a 10% equity owner in Dynamic and upon commercial operation of the plant. The warrants have an exercise price of $2.87 per share. An additional 4,000,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.

(5)	Includes 8,000,000 shares to be issued upon exercise of warrants issued to Tyson. The warrants vested upon Tyson providing a letter of credit to secure the $100,000,000 in Go Zone Bonds. The warrants have an exercise price of $0.01.

(6)	We have registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2008, we have issued 318,359 shares under this Plan.

Performance Graph
The following performance graph compares the performance of our common stock during the period beginning on December 31, 2003 and ending on December 31, 2008 to the NASDAQ Capital Market index consisting of United States companies (the “NASDAQ Composite”) and an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.
VALUE OF $100 INVESTMENT
ASSUMING REINVESTMENT OF DIVIDENDS AT DECEMBER 31, 2003, AND AT THE END OF EVERY FISCAL
YEAR, AND THROUGH DECEMBER 31, 2008

Item 6. Selected Financial Data
The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	4,890	16,472	2,700	464	5,682
Operating (loss)	(8,381)	(10,362)	(28,506)	(25,310)	(22,256)
Investment, interest, other income (expense), foreign currency, taxes and minority interest	2,933	518	436	3,473	94
Income (loss) from discontinued operations	1,310	13,595	(26,555)	(19,557)	(20.388)

Net income (loss)	$(4,138)	$3,751	$(54,625)	$(41,394)	$(42.550)
Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.09)	$(0.17)	$(0.50)	$(0.41)	$(0.51)
Income from discontinued operations	$0.02	$0.23	$(0.48)	$(0.36)	$(0.47)
Net income (loss)	$(0.07)	$0.06	$(0.98)	$(0.77)	$(0.98)

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$7,709	$22,401	$29,199	$46,095	$22,625
Total assets	38,838	32,291	43,937	89,705	44,751
Convertible debt	—	—	27,641	25,925	24,221
Deferred revenue	22,613	22,578	21,840	20,952	21,702

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Our focus is the commercialization of innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, heating oil, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”). Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. We are also applying our technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of our technology.
Operating Revenues
During the periods discussed below, our revenues were primarily generated from technical services revenue from engineering service rendered to Dynamic Fuels for the process design package as well as other engineering services, licensing revenue from Marathon, reimbursement for research and development activities associated with the Syntroleum® Process and sales of products for testing purposes. In the future, we expect to receive revenue from sales of engineering technical services, royalties from the Dynamic Fuels plant and other income from our joint owned subsidiary Dynamic Fuels, sales and licensing of our technology and product sales or royalties for the use of GTL, BTL and CTL plants in which we will own an equity interest.
Until the commencement of commercial operation of our Dynamic Fuels facility located in Geismar, Louisiana, we expect that cash flow relating to the Synfining™ Process or Syntroleum® Process will consist primarily of revenues associated with technical services provided by our engineers and sales and licensing of our technology. Upon commercial operations of our Dynamic Fuels facility we will receive royalty fees based on the production of the facility. Commercial operations are expected to begin in the second half of 2010. We expect to receive additional profits from the operations of the facility based on our proportionate equity ownership of the plant. We may receive revenues associated with the sale of the use of our technology to certain customers with limited rights in certain geographic areas. Our future operating revenues and investments in projects will depend on the successful commercial construction and operation of the Dynamic Fuels facility or other GTL, BTL or CTL plants based on the Syntroleum® Process, the success of competing GTL technologies, and other competing uses for natural gas, biomass or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, animal fats, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.
We continue to incur operating expenses with respect to commercializing the Syntroleum® Process and the Bio-Synfining™ and Synfining® Process and do not anticipate recognizing any significant revenues or investments in projects from production from our Bio-Synfining™ facility until the second half of 2010. We expect to obtain revenues from the transfer of technology documentation to customers or through licensing structures in 2009. Any deposits or advance payments for the technology documentation is recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statement of operations.
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

We have also recognized depreciation, depletion and amortization expense related to office and computer equipment, buildings and leasehold improvements and patents. We have reduced our costs and expenses over the past two years with the completion of our research and development efforts related to running the CDF and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce and focusing on cost minimization. In the fourth quarter of 2007, we completed all other research and development activities, including all laboratory work and reduced our work force and focused on cost minimization. Our workforce decreased by 39 employees during 2007 to a current headcount of 22 employees as of December 31, 2008. Our reduction in workforce included research and development employees and general and administrative employees. Our current workforce consists of engineers and general and administrative employees. These cost saving measures implemented in the fourth quarter of 2007 and in 2006 had a significant favorable impact on our operating expenses and we expect to continue to focus on these cost saving measures on a go-forward basis. We do not expect to rehire any of the employees included in the reductions if we accelerate the development of a commercial project. Our operating expenses are not expected to increase further within the near future.
We have incurred costs related specifically to the development and design of the Bio-Synfining™ and Syntroleum® Process. These costs, which relate primarily to engineers, outside contract services for initial engineering, design, and development are included in engineering costs in our consolidated statements of operations.
If we are successful in developing a Bio-Synfining™ plant in which we own an interest, we expect to invest our portion of start-up and capital expenditures, including working capital of $29.25 million for our shares of the engineering design, construction and start-up of the plant, of which $18.25 million has already been contributed. Upon the commencement of commercial operations of a plant, we will incur our share of initial working capital which includes expenses relating primarily to the cost of feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of a Bio-Synfining™ plant, we expect the plant will incur significant depreciation and amortization expense in the future.
Discontinued Operations
Research and Development
Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, and research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. All of these research and development expenses were associated with the development of our Syntroleum® Process. The Catoosa Demonstration Facility expenses previously included costs to maintain and operate the facility for further research and development as well as for demonstrations for licensees and other customers. The expenses associated with the facility in 2008 include certain expenses associated with the mothball state of the facility, primarily rent and utilities associated with the office space. Research and development expenses previously included costs to operate our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our process design package and front-end engineering and design program on the respective projects. We have incurred costs related specifically to the development of the Syntroleum® Process.
International Oil and Gas
We previously pursued international oil and gas activities, which primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, we decided to exit our international oil and gas activities due to limited access to capital requirements. We sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”) for a total of $12,172,000.
Significant Developments During 2008
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility is being constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic fuels beginning in 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.

This project continues to progress forward. All previous milestones have been met on time and on budget. In accordance with the agreement, the site selection has been finalized and the process design package has been delivered to Dynamic Fuels by our engineers. The Front End Engineering and Design (FEED) package outlining the estimated capital budget was delivered to each party in May of 2008. Upon completion of this final activity, the parties met to approve plant sanction based upon the capital budget for plant design and construction. Both parties approved plant sanction in July of 2008. The official groundbreaking occurred on October 6, 2008.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant in July 2008. On July 11, 2008, both members approved plant sanction and committed collectively an additional $12.0 million in 2009 in capital contributions for funding of the construction of the plant. The remaining estimated $10.0 million will be required to be funded proportionately in the second half of 2009. Timing of funding is contingent based on cash needs during construction. The funding in 2008 from Syntroleum was paid out of available cash.

Proceeds — Debt and Equity Contributions	Dynamic	Synm
(in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members — July 2008	$28.0	$14.0
Committed Equity Contributions from Members — 2009	$22.0	$11.0

Total Proceeds — Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008.
Tyson is responsible for supplying feedstock to the plant, which can range from high quality canola or soy vegetable oils to fats and greases, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage compared to users of soybean oil feedstock. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 77% diesel, 13% naphtha and 10% liquefied petroleum gases (based on annual gallons of feedstock), although actual production will depend upon market conditions and other factors. We expect that Dynamic Fuels will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced.
DOD Projects.
In June 2007 we signed a contract to produce an initial 500 gallons of aviation grade renewable research fluid (Syntroleum® R-8, a product of Bio-Synfining™) for analysis by the same group in the Department of Defense that previously tested Syntroleum® S-8. This contract was later expanded to include production of an additional 100 gallons of R-8 and test quantities of same fuel derived from other renewable sources. The Syntroleum R-8 produced by our Bio-Synfining™ Technology from waste fats and greases was found to exhibit substantially similar properties to our Syntroleum® S-8 produced by our Synfining® Process under comparative analysis of the two products. This successful testing of this product was completed in 2008.
Results of Operations
Consolidated Results for the Years Ended December 31,

Revenues	2008	2007	2006
	(in thousands)
Licensing Revenue from Marathon	$—	$13,665	$—
Technical Services Revenue	3,168	1,948	—
Other Revenue	1,722	859	2,700

Total Revenues	$4,890	$16,472	$2,700

Licensing Revenue from Marathon. Licensing revenue was $13,665,000 for the year ended December 31, 2007 related to the new Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. The new Licensing Agreement was entered into to settle a convertible debt obligation to Marathon for funding a portion of our Catoosa Demonstration Facility. There was no licensing revenue for the years ended December 31, 2008 and 2006. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services Revenue. Revenues from contracted engineering services for a process design package and other engineering services for Dynamic Fuels and other separately contracted engineering services for technical work were recognized in 2008 and 2007. Services provided to Dynamic Fuels were for twelve months compared to 6 months in 2007. There was no revenue received from technical services for the years ended December 31, 2006. We expect to continue to earn revenues for engineering services provided for Dynamic Fuels in 2009 as well as we will provide additional engineering services to other customers on an individual contract basis.
Other Revenue. The revenues recognized in 2008 consisted primarily of initial testing of 600 gallons of renewable jet fuel by the DOD in the amount of $1,012,000 in 2008 and $220,000 in 2007. Revenue in 2007 also consisted of fuel sales to the Department of Transportation of approximately $144,000. In 2006 we completed the delivery of 104,000 gallons of S-8 synthetic diesel to the DOD for testing in aircraft and vehicle engines related to a DOD fuel delivery contract in the amount of approximately $2,300,000. We have nearly sold all of our Fischer Tropsch fuel from our demonstration facility and do not expect significant revenues to be recognized for the sale of the remaining fuel.

Operating Costs and Expenses	2008	2007	2006
	(in thousands)
Engineering	3,803	5,753	3,381
Depreciation, depletion, amortization	620	745	816
Non-cash equity compensation	2,418	4,980	7,859
General and administrative and other	6,430	15,356	19,150

Total Operating Costs and Expenses	$13,271	$26,834	$31,206

Engineering Expense. The change in expenditures in 2008 from 2007 resulted primarily from decreased expenditures associated with outside engineering firms for work on mechanical reactor designs and retention bonuses were paid and accrued for in 2007 as an incentive to retain key engineers.
Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees decreased in 2008. The decrease resulted primarily from a reduction in work force resulting in cancellation of awards and new awards were granted in the fourth quarter of 2008 and valued on the grant date based on underlying stock prices. The higher expense in 2007 is primarily attributable to performance related vesting of restricted stock awards for executives based on achieving certain milestones associated with the Bio-Synfining™ Technology project and expense previously recognized reversed out for modifications to performance/market based stock options. The increased expense in 2006 resulted from a larger number of employees and executives receiving awards. Previously granted awards were also valued at higher prices based on the underlying stock prices of the company at the time of grant. Most of these awards have been cancelled due to termination of employees. We expect equity compensation to remain similar to the expense in 2008.
General and Administrative and Other. The significant decrease in general and administrative expenses year over year results from our cost reduction plan put into place in the fourth quarter of 2007. This reduction primarily consists of decreased expenditures associated with overhead personnel, professional consultants, accountant fees, travel and insurance expenditures. We expect general and administrative expenses to continue at this decreased level throughout 2009 and do not expect increases in general and administrative expenses to occur upon commercialization of our technology. We also incurred increased severance expense in 2007 and 2006 for future payments under retirement agreements with former officers and employees.

Other Income and Expenses	2008	2007	2006
	(in thousands)
Interest Income	$542	$1,454	$2,528
Other Income (Expense)	(399)	(327)	(1,200)
Foreign Currency Exchange	2,790	(1,315)	(892)
Minority Interest	—	706	—
Income (Loss) From Discontinued Operations	1,310	13,595	(26,555)

Interest Income. The decrease in interest income over the years is due to a lower average cash balance and declining interest rates on money market funds. A majority of interest income is generated from money market accounts with our current cash balances.
Other Income (Expense) and Foreign Exchange. Other income (expense) in 2008 and 2007 primarily consists of losses from our investment in Dynamic Fuels. Dynamic Fuels losses result from project development, site selection, equipment evaluation, and government relations. We expect the joint venture to capitalize costs associated with the construction of the plant and expect to see income from this investment in the second half of 2010. The loss in 2006 is attributable to an expense of $1,200,000, which was financing costs previously capitalized. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Income (Loss) from Discontinued Operations. Changes in Income from discontinued operation primarily resulted from:
Oil and Gas
•	proceeds received in the amount of $1,500,000 from the settlement of future payments that would have been calculated on first gross revenues from our international oil and gas assets in 2008.

•	international oil and gas gains of $10,078,000 recognized for the sale of stock in our Nigerian subsidiary for our interests in Aje and Ajapa assets in 2007,

•	this compares to amortization expense of $1,457,000 related to the termination of the stranded gas venture in 2006, and

•	an increase in impairment for domestic oil and gas assets sold in January of 2006.
Research and Development
•	decrease in expenditures for research and development activities associated with the demonstration plants due to completion of operations of plants in 2008 and 2007offset by increased expenditures associated with laboratory facilities, personnel and termination expenditures in 2007;

•	a onetime gain in 2007 resulting from the extinguishment of debt related to the Marathon note for the construction of the demonstration facility in the amount of $11,793,000 contributed to the income recognized in 2007; and

•	expenditures of $17,748,000 for activities at both pilot plant facilities for nine months of the year and additional expenses associated with increased staffing levels for operation of demonstration facilities in 2006.
We will not incur further expenses related to our oil and gas activities in the future. We do not expect to incur significant expenses related to our research and development activities in the future as all liabilities associated with the discontinuance of activities have been incurred in 2007.
Liquidity and Capital Resources
General
As of December 31, 2008, we had $10,101,000 in cash and cash equivalents. Our current liabilities totaled $3,181,000 as of December 31, 2008.
At December 31, 2008, we had $517,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
We have expended a significant amount of funds on the research and development of the Syntroleum® Process and Bio-Synfining™ Technology, and will continue to spend significant amounts to develop our other commercial projects. We are actively engaged in generating revenue through the license of our technology or transfer of our technology documentation. We also intend to obtain additional funds through collaborative or other arrangements with strategic partners and others, and through debt and equity financing.
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
Cash Flows
2008 vs. 2007
Cash flows used in operations were $2,840,000 during the year ended December 31, 2008, compared to cash flows used in operations of $23,078,000 during the year ended December 31, 2007. The decrease in cash flows used in operations primarily results from lower cash used in continuing operations based on the new cost structure implemented by our management team in 2007, increased cash revenues and the receipt of a non-refundable advance payment of $3,000,000 recorded as deferred revenue. We also decreased our cash used in discontinued operations of research and development activities in 2008 when compared to 2007. Based on current executed agreements and management projections, we expect to receive cash flow from operating activities in 2009. Future cash flows to be used in discontinued operations are expected to be minimal.
Cash flows used in investing activities were $5,532,000 during the year ended December 31, 2008, compared to cash flows provided by investing activities of $1,484,000 during the year ended December 31, 2007. The change was primarily related to the capital contribution to our joint venture, Dynamic Fuels for initial construction costs in the amount of $14,000,000. This investment is offset by the sale of assets associated with our discontinued operations such as, receipt of payments of $7,266,000 from AEERL and the proceeds from the sale of the Technology Center of $1,100,000. We do not have any other assets for sale related to its discontinued operations. We have committed to funding an additional $11,000,000 into Dynamic Fuels, in 2009, if required. We expect to utilize cash flows provided by operations and are currently exploring alternatives for other sources of funds for this investment.
Cash flows used in financing activities during the year ended December 31, 2008 was $0 compared to $6,534,000 provided by financing activities during the year ended December 31, 2007. The change in cash flows was primarily due to net proceeds received from a draw-down of $12,800,000 under our Common Stock Purchase Agreement offset by the payment of liabilities associated with our international oil and gas assets.
2007 vs. 2006
Cash flows used in operations were $23,078,000 during 2007 compared to $35,807,000 during 2006. The decrease primarily results from lower cash used in discontinued operations of research and development associated with the demonstration plants activities in 2007 when compared to 2006. Cash flows associated with continuing operations remained relatively the same compared to 2006. The decreases in cash flows associated with 2007 expenses were offset by employee termination expenditures in connection with our reduction in force.
Cash flows provided by investing activities were $1,484,000 during the year ended December 31, 2007, compared to cash flows used in investing activities of $419,000 during the year ended December 31, 2006. The change was primarily related to the receipt of payments of $5,000,000 from AAERL, offset by the investment in Dynamic of $4,250,000 in 2007, compared to the increase in oil and gas capital expenditures in 2006, offset by the receipt in 2006 of proceeds of $1,802,000 for a note receivable.
Cash flows provided by financing activities were $6,534,000 during the year ended December 31, 2007, compared to $34,000 provided by financing activities during the year ended December 31, 2006. The change in cash flows was primarily due to net proceeds received from a draw-down of $12,800,000 under our Common Stock Purchase Agreement with Azimuth offset by payments to Marathon for early repayment of discounted debt and payments to join venturers in connection with termination of the Stranded Gas Venture.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2008:

	Payments Due by Period
	(In thousands)
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Operating Lease Obligations	657	226	347	18	66
Capital Investments	11,000	11,000	—	—	—
Asset Retirement Obligations	1,661	1,661	—	—	—

Total	$13,318	$12,887	$347	$18	$66

Our operating leases include leases for corporate equipment such as copiers, hardware and printers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,540,000 at December 31, 2008. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant in July 2008. On July 11, 2008, both members approved plant sanction and committed collectively an additional $12.0 million in 2009 in capital contributions for funding of the construction of the plant. The remaining estimated $10.0 million will be required to be funded proportionately in the second half of 2009. Timing of funding is contingent based on cash needs during construction. The funding in 2008 from Syntroleum was paid out of available cash. Based on this timeline, the plant is expected to begin commercial operations by the second quarter of 2010 providing additional cash flow to Syntroleum in the second half of 2010.
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
Equity Issuances
On March 1, 2007, a draw-down under our equity line of credit of $5 million was consummated at an average stock price of $3.23 per share. On July 11, 2007, a second draw-down of $8 million was consummated at an average stock price of $2.71 per share.
As an incentive to Tyson for entering the Dynamic Fuels Limited Liability Company Agreement, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.

On June 30, 2008, we and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of our common stock in exchange for credit support relating to the obligations of Dynamic Fuels under the Gulf Opportunity Zone Tax Exempt Bonds, (“GO Zone Bonds”). Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee. Tyson received 8.0 million fully vested warrants to purchase the Company’s common stock at an exercise price of $0.01 on October 21, 2008 upon providing the credit support upon the issuance of the GO Zone Bonds.
Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51.” SFAS 141R will change the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We do not expect the adoption to have a material impact on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 was effective in the first quarter of 2008 and did not have a material impact on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008. The adoption of this statement had no impact on our consolidated results of operations and financial condition.
In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis. The effective date for these provisions of SFAS 157 begins in fiscal years beginning after November 15, 2008. We do not expect the adoption to have a material impact on our financial position and results of operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:
Revenue Recognition. We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require us to develop a site-specific plant design in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP,” and allows for a 100 percent cost recovery of services rendered. Technical service revenues resulted from the preparation of our process design package to Dynamic Fuels in 2008 and 2007. The preparation of our process design package includes engineering labor and necessary materials for completion of the package.
We expect to obtain revenues from the transfer of technology documentation to customers or through licensing structures. Any deposits or advance payments for the technology documentation is recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statement of operations. The Company recognizes revenue on the transfer of technology documentation upon the physical transfer of the technology documentation by the company to the customer pursuant to the terms of the specific agreement.

Deposits received from the sale of license agreements are recorded as deferred revenue in the consolidated balance sheets. 50 percent of the license fee deposit is recorded as revenue when: (1) a site license agreement has been formally executed and (2) we have delivered to the licensee the process design package for the licensee’s initial licensed plant. The remaining 50% is recognized as revenue when the plant has passed the required operational tests. If the 15 years license agreements expire without construction of a plant, revenue is then recognized. Our current licenses generally begin to expire in 2012.
We expect to recognize revenue for royalty fees associated with its licensees’ plants. The royalties will be recognized upon production of finished product by the licensee.
We have provided synthetic ultra-clean diesel fuel, such as its S-2 diesel fuel and S-8 jet fuel (subject to certification), produced from natural gas and FC-1 naphtha fuels to various customers for their use in further research and testing upon their request. The ultra-clean S-2 diesel fuel and S-8 jet fuel (subject to certification) is a paraffinic, high-cetane distillate fuel that is essentially free of sulfur, olefins, metals, aromatics or alcohols. The fuels have been produced at the Catoosa Demonstration Facility. Revenues are recognized upon delivery of the requested fuels or achievement of specific deliverables and are recorded as other revenue.
We recognize revenues from joint development activities when contract deliverables are completed. Proceeds received prior to the completion of contractual obligations are deferred with revenues recognized upon the Company’s completion of its obligations specified under the contract. Substantially all of our joint development revenues during the periods presented have been from joint development activities with the Department of Energy (“DOE”) and the Department of Defense (“DOD”). All such joint development activities were pursuant to joint research and development agreements where we expense our research and development costs as incurred. These projects require us to deliver results from development activities such as non-proprietary analysis of plant processes, flow diagrams, chemical analysis and fuel production plans that will be jointly shared by each party. The customers benefit from paying for these development activities as they are obtaining access to information pertaining to the Syntroleum® Process. Revenue is recognized when final delivery of the shared technology has occurred. These revenues are reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations.
Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.
Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and with SFAS 123, Accounting for Stock-Based Compensation.. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.
Asset Retirement Obligations. We follow SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense.
Critical Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, the valuation of stock-based compensation, estimates for accrued liabilities and estimates for asset retirement obligations. Actual results could differ from these estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Margins for crude oil, natural gas, coal, vegetable oils and fats and other commodities create a market risk for economics associated with our Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control.
We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements, sale of assets and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $10,361,000 at December 31, 2008. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.69 and $0.88 at December 31, 2008 and December 31, 2007, respectively.
We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated March 6, 2009, are set forth on pages F-1 through F-20 hereof. See Item 15 for an index to our consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
HoganTaylor LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report of our internal control over financial reporting. Such attestation is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Syntroleum Corporation
We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 6, 2009, expressed an unqualified opinion.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 6, 2009
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2008.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2008. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2008.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Consolidated Financial Statements for the Three Years Ended December 31, 2008:
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

Exhibit
No.	Description of Exhibit

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

*4.6
Warrant Agreement with Tyson Foods, Inc dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission on August 4, 2008 (File No. 0-21911).

*4.7
Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Securities and Exchange Commission on October 31, 2008 (File No. 0-21911).

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

Exhibit
No.	Description of Exhibit

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

+*10.25
Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

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

Exhibit
No.	Description of Exhibit

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

Exhibit
No.	Description of Exhibit

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

Exhibit
No.	Description of Exhibit

*10.77
Retirement Agreement dated April 30, 2007 between the Company and Mr. Greg Jenkins (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.78
Retirement Agreement dated November 15, 2007 between the Company and Jack B. Holmes, Jr. (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.79
Retirement Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.80
Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.81
Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 18, 2008 (File No. 0-21911).

**10.82	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Gallagher.

**10.83	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth.

**10.84	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008.

*14
Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 23, 2004 (File No. 0-21911)).

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor, LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.

**	Filed herewith

+	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION
Dated: March 2, 2009	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ Karen L. Gallagher Karen L. Gallagher	Senior Vice President of Finance and Principal Financial Officer (Principal Financial Officer)	March 2, 2009

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	March 2, 2009

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 2, 2009

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 2, 2009

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 2, 2009

/s/ James R. Seward James R. Seward	Director	March 2, 2009

Index to Exhibits

**10.82	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Gallagher.

**10.83	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth.

**10.84	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Syntroleum Corporation
We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 2, 2009

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,101	$18,405
Accounts receivable	517	420
Other current assets	272	441
Current assets of discontinued operations	—	5,766

Total current assets	10,890	25,032
PROPERTY HELD FOR SALE	—	1,162

PROPERTY AND EQUIPMENT — at cost, net	187	508
INVESTMENT IN DYNAMIC FUELS, LLC	17,486	3,910
OTHER ASSETS, net	10,275	1,679

	$38,838	$32,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$662	$625
Accrued employee costs	858	1,275
Other accrued liabilities	—	35
Current liabilities of discontinued operations	1,661	696

Total current liabilities	3,181	2,631

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	958
DEFERRED REVENUE	22,613	22,578
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 63,529 and 62,523 shares issued and outstanding at December 31, 2008 and 2007, respectively	635	625
Additional paid-in capital	350,325	339,277
Accumulated deficit	(337,916)	(333,778)

Total stockholders’ equity	13,044	6,124

	$38,838	$32,291

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2008	2007	2006
REVENUES:
Licensing revenue from Marathon	$—	$13,665	$—
Technical services revenue	3,168	1,948	—
Other revenues	1,722	859	2,700

Total revenues	4,890	16,472	2,700

COSTS AND EXPENSES:
Engineering	3,803	5,753	3,381
Depreciation, depletion and amortization	620	745	816
General, administrative and other (including non-cash equity compensation of $2,418, $4,980 and $7,859 for the years ended December 31, 2008, 2007 and 2006, respectively.)	8,848	20,336	27,009

OPERATING LOSS	(8,381)	(10,362)	(28,506)

INTEREST INCOME	542	1,454	2,528
OTHER INCOME (EXPENSE)	25	1	(1,200)
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(424)	(340)	—
FOREIGN CURRENCY EXCHANGE	2,790	(1,315)	(892)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,448)	(10,550)	(28,070)

MINORITY INTEREST	—	706	—
INCOME TAXES	—	—	—

LOSS FROM CONTINUING OPERATIONS	(5,448)	(9,844)	(28,070)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,310	13,595	(26,555)

NET INCOME (LOSS)	$(4,138)	$3,751	$(54,625)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.09)	$(0.17)	$(0.50)
Income (loss) from discontinued operations	0.02	0.23	(0.48)

Net income (loss)	$(0.07)	$0.06	$(0.98)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	62,725	59,731	55,850

Diluted	62,725	60,383	55,850

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional
	Number		Paid-in	Deferred	Accumulated	Stockholders’
	of Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance, January 1, 2006	55,568	$556	$317,350	$(2,589)	$(282,904)	$32,413
Adoption of SFAS 123 (R)	—	—	(2,589)	2,589	—	—
Stock options exercised	186	2	412	—	—	414
Stock warrants exercised	2	—	12	—	—	12
Vesting of awards granted	146	1	6,100	—	—	6,101
Stock-based bonuses and match to 401(k)	195	2	1,811	—	—	1,813
Retirement of treasury stock	(77)	(1)	(685)	—	—	(686)
Net loss	—	—	—	—	(54,625)	(54,625)

Balance, December 31, 2006	56,020	$560	$322,411	$—	$(337,529)	$(14,558)
Stock options exercised	22	—	36	—	—	36
Draw-down under common stock purchase agreement	4,496	45	12,755	—	—	12,800
Vesting of awards granted	646	6	4,369	—	—	4,375
Stock-based bonuses and match to 401(k)	1,735	17	855	—	—	872
Cancellation of restricted shares	(100)	—	(267)	—	—	(267)
Retirement of treasury stock	(296)	(3)	(882)	—	—	(885)
Net income	—	—	—	—	3,751	3,751

Balance, December 31, 2007	62,523	$625	$339,277	$—	$(333,778)	$6,124
Vesting of warrants granted	—	—	8,640	—	—	8,640
Vesting of awards granted	—	—	2,275	—	—	2,275
Stock-based bonuses and match to 401(k)	1,316	13	130	—	—	143
Cancellation of restricted shares	(310)	(3)	3	—	—	—
Net loss	—	—	—	—	(4,138)	(4,138)

Balance, December 31, 2008	63,529	$635	$350,325	$—	$(337,916)	$13,044

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,138)	$3,751	$(54,625)
Income (loss) from discontinued operations	1,310	13,595	(26,555)

Loss from continuing operations	(5,448)	(9,844)	(28,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	620	745	816
Foreign currency exchange	2,790	1,311	888
Non-cash compensation expense	2,418	4,980	7,859
Loss on sale of assets	—	14	—
Minority interest release of project equity contribution	—	(706) -	—
Non-cash loss in equity method investee	424	340 -	—
Non-cash licensing revenue	—	(13,665)	—
Changes in assets and liabilities:
Accounts receivable	(97)	80	521
Other assets	(14)	928	1,061
Accounts payable	37	(1,467)	(535)
Accrued liabilities and other	(296)	(1,159)	(500)
Deferred revenue	(2,755)	372	—

Net cash used in continuing operations	(2,321)	(18,071)	(17,960)
Net cash used in discontinued operations	(451)	(5,007)	(17,847)

Net cash used in operating activities	(2,772)	(23,078)	(35,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(202)	(162)	(380)
Proceeds from note receivable	—	—	1,802
Investment in Dynamic Fuels, LLC	(14,000)	(4,250)	—
(Increase) decrease in restricted cash	—	166	(166)

Net cash provided by (used in) continuing operations	(14,202)	(4,246)	1,256
Net cash provided by (used in) discontinued operations	8,670	5,730	(1,675)

Net cash provided by (used in) provided by investing activities	(5,532)	1,484	(419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	36	426
Proceeds from common stock purchase agreement	—	12,800	—
Payment of debt	—	(3,750)	—
Purchase and retirement of treasury stock	—	(885)	(686)

Net cash (used in) provided by continuing operations	—	8,201	(260)
Net cash (used in) provided by discontinued operations	—	(1,667)	294

Net cash provided by financing activities	—	6,534	34

FOREIGN EXCHANGE EFFECT ON CASH	—	(4)	(2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,304)	(15,064)	(36,194)

CASH AND CASH EQUIVALENTS, beginning of period	18,405	33,469	69,663

CASH AND CASH EQUIVALENTS, end of period	$10,101	$18,405	$33,469

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Common stock warrants for Dynamic Fuels Credit Enhancement	$8,640	$—	$—

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, “we”, “our”, or “us”) is the commercialization of our innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Bio-Synfining™ facility is designed to process a wide range of feedstocks including vegetable oils, fats, fatty acids and greases into synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel, heating oil, jet fuel (subject to certification), naphtha and propane.
Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. We are also applying our technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and licensing of our technology. We have completed all activities associated with research and development. See note 3 “Discontinued Operations and Assets Held for Sale” for further detail.
Consolidation
The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels. The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations and the subsidiary’s summarized financial information in note 4, “Investment in Dynamic Fuels”. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets.
Revenue Recognition
We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require us to develop a technology design and other technical services in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP.” Technical service revenues resulted from the preparation of our process design package to Dynamic Fuels in 2008 and 2007. The preparation of our process design package includes engineering labor and necessary materials for completion of the package.
We expect to obtain revenues from the transfer of technology documentation to customers or through licensing structures. Any deposits or advance payments for the technology documentation is recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statement of operations. The Company recognizes revenue on the transfer of technology documentation upon the physical transfer of the technology documentation by the Company to the customer pursuant to the terms of the specific agreement.
Deposits received upon the sale of license agreements are recorded as deferred revenue in the consolidated balance sheets. 50 percent of the license fee deposit is recorded as revenue when: (1) a site license agreement has been formally executed and (2) we have delivered to the licensee the process design package for the licensee’s initial licensed plant. The remaining 50% is recognized as revenue when the plant has passed the required operational tests. If the 15 years license agreements expire without construction of a plant, revenue is then recognized. Our current licenses generally begin to expire in 2012.

We expect to recognize revenue for royalty fees associated with our licensees’ plants. The royalties will be recognized upon production of finished product by the licensee.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.
Accounts Receivable
The majority of our accounts receivable is due from technical service agreements. Accounts receivable are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2008 and 2007 will be collected and therefore no allowance for uncollectible accounts has been recorded.
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

	December 31,	December 31,
	2008	2007
Furniture and office equipment	$1,306	$6,094
Leasehold improvements	34	405

	1,340	6,499
Less — accumulated depreciation	(1,153)	(5,991)

	$187	$508

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
Asset Retirement Obligations
We follow SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. We have recognized an asset retirement obligation of approximately $1,661,000 using a 10 percent discount rate over the estimated dismantlement period at December 31, 2008 in “Current and Other Non-Current Liabilities of Discontinued Operations” in the our Consolidated Balance Sheets. Accretion expense in the amount of approximately $156,000, $39,000 and $0 has been incurred for the year ended December 31, 2008, 2007 and 2006 in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations as the liability was incurred as of September 30, 2007.
Other Assets
Other assets include $8.6 million at December 31, 2008, of unamortized debt issuance costs that were incurred by us in connection with Dynamic’s issuance of $100 million tax exempt bonds. See Note 4 “Investment in Dynamic Fuels, LLC”. The debt issuance costs are being amortized over the 25 year term using the interest method.

Other assets also include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $159,000, $136,000 and $122,000, respectively. We periodically evaluate the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2009 is estimated to be $136,000 per year through 2020. Patent costs consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Patents	$2,581	$2,399
Less — accumulated amortization	(878)	(720)

	$1,702	$1,679

Impairment of Assets
We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), for assets. Management reviews assets for impairment when certain events have occurred or changes in circumstances indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value.
Accounting for Guarantees
We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 45, Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) for any guarantees entered into after December 2002. Under FIN 45, we are required to record a liability for the fair value of the obligation undertaken in issuing the guarantees. No liabilities have been recognized for any of the guarantees described in Note 11 under FIN 45, because all of these items were entered into prior to December 2002 and there have been no modifications requiring recognition.
Stock-Based Compensation
Employee Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.
Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with Emerging Issues Task Forces Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and with SFAS 123, Accounting for Stock-Based Compensation. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.
Earnings Per Share
Basic earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31, 2008 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Basic weighted-average shares	62,725	59,731	55,850
Effect of dilutive securities:
Unvested restricted stock units (1)	—	100	—
Stock options	—	552	—

Dilutive weighted-average shares	62,725	60,383	55,850

(1)	The unvested restricted stock units outstanding at December 31, 2007 are expected to vest over the period from January 2008 to December 2010.

The table below includes information related to stock options, warrants and restricted stock that were outstanding at December 31 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the twelve-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our earnings/(loss) per share.

	Twelve Months Ended,
	December 31,	December 30,	December 30,
	2008	2007	2006

Options and warrants (in thousands)	24,110	10,713	10,949
Restricted stock excluded	80	1,082	426
Weighted-average exercise prices of options and warrants	$2.22	$5.49	$6.43
Period weighted average market price	$1.17	$2.46	$6.04
Defined Contribution Plan — 401(k)
We sponsor a defined contribution plan, named the Syntroleum 401(k) Plan (the “401(k) Plan”), covering virtually all of our employees who have met the eligibility requirements. Our employees may participate in the 401(k) Plan upon employment. Participants become eligible for matching and profit sharing contributions upon employment on the last day of the 401(k) Plan quarter.
We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our Stock is permitted. We recorded expense of $143,000, $252,000 and $282,500 from issuing 163,576, 130,307 and 69,340 shares of Syntroleum Stock for the year ended December 31, 2008, 2007 and 2006, respectively, of which 47,940 shares were issued in January 2009.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, the valuation of stock-based compensation, estimates for accrued liabilities and estimates for asset retirement obligations. Actual results could differ from these estimates.
Foreign Currency Transactions
All of our subsidiaries use the U.S. dollar for their functional currency. Assets and liabilities denominated in other currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the U.S. dollar are included in the consolidated results of operations as incurred.
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51.” SFAS 141R will change the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We do not expect the adoption to have a material impact on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 was effective in the first quarter of 2008 and did not have a material impact on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 is effective in the first quarter of 2008. The adoption of this statement had no impact on our consolidated results of operations and financial condition.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis. The effective date for these provisions of SFAS 157 begins in fiscal years beginning after November 15, 2008. We do not expect the adoption to have a material impact on our financial position and results of operations.
2. OPERATIONS AND LIQUIDITY
We have sustained recurring losses and negative cash flows from operations. Over the periods presented in the accompanying financial statements, our activities have been funded through a combination of equity and convertible debt financings and the sale of certain assets. As of December 31, 2008, we had approximately $10.1 million of cash and cash equivalents available to fund operations. We review cash flow forecasts and budgets periodically. We will need to obtain additional funding for capital investment related to construction of plants utilizing the Syntroleum® and Synfining® Processes or Bio-Synfining™ Technology. In addition, we have experienced negative operating expenses and negative cash flows from operations.
We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements, sale of assets and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
We are actively engaged in generating revenue through the license of our technology or transfer of our technology documentation.
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
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
International Oil and Gas
We were pursuing international oil and gas activities, which primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, we decided to exit our international oil and gas activities due to limited access to capital requirements. We sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). The sale was effectuated through a sale share and purchase agreement which was entered into pursuant to a letter of intent dated November 30, 2006. AEERL was to pay us $12,172,000 on the earlier to occur of April 1, 2007 or the date AEERL raised additional capital. On April 30, 2008 we received $1,500,000 from AEERL in settlement of future payment that would have been calculated on first gross revenues received from the Ajapa interests. We received $14,266,000 in total from the sale of these interests including the collection of interest and reimbursement of legal fees. Collection of this amount occurred between 2006 and 2008. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).
Based on the total proceeds received, we recognized a gain on the sale of these entities for the years ended December 31, 2008 and 2007 of $1,500,000 and $10,078,000 which is reflected in “Gain (loss) on discontinued operations” in the Consolidated Statement of Operations for the years ended December 31, 2008 and 2007. Certain other costs associated with the closing of the entity have been incurred and is netted against the total gain in the Consolidated Statement of Operations. We recognized depreciation, depletion, amortization and impairment expense of $4,783,000 for the year ended December 31, 2006, based on impairment evaluation under the full cost method of accounting and the sale of the assets. As of December 31, 2008 there were no assets associated with the activities and all obligations associated with the international oil and gas operations have been fulfilled. As of December 31, 2007, a receivable of $5,172,000 was classified as “Current assets of discontinued operations” in the Consolidated Balance Sheet.

In 2005, we entered into a certain agreement under which investors were to have funded a portion of oil and gas exploration projects, the “Stranded Gas Venture”. In 2006 the Stranded Gas Venture was terminated. Participants were refunded their contributions in 2005 and 2006 in the amount of $1,667,000 after which we have no further obligations to the participants. We incurred interest expense of approximately $1,457,000 in 2006 related to the amortization of the debt issuance costs related to the Stranded Gas Venture.
Domestic Oil and Gas
We were pursuing gas monetization projects in which we were directly involved in gas field development using available gas processing technologies from third parties. We completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on the results of this evaluation. The remaining leasehold acreage, including the wells and equipment, was sold for $522,000 in 2006. We sold our gas processing plant and related equipment in February 2008 for $95,000. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the years ended December 31, 2008, 2007 and 2006 in accordance with SFAS No. 144.
Research and Development
We have completed the necessary testing and demonstration associated with our pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. We have documented the conclusions from all of these activities and do not intend to further fund other research and development activities. All revenues and costs associated with these activities such as; facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility totaled $232,000, $6,813,000 and $17,748,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Other costs associated with the construction of the Catoosa Demonstration Facility include the funding provided by Marathon (see Note 5) are also included in discontinued operations, this includes interest expense and gain on extinguishment of debt.
We sold our Technology facility for $1,250,000 in March of 2008. We impaired the building to the contract price less closing transaction costs in 2007 resulting in no gain from the sale of the building for the year ended December 31, 2008. We impaired the building to the agreed upon price less closing transaction costs resulting in a $453,000 impairment expense for the year ended December 31, 2007. We also reported our Technology Center as “Property and Equipment Held for Sale” in the Consolidated Balance Sheets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Asset for the year ended December 31, 2007.
A summary by segment of the results of discontinued operations is as follows for the three-year period ended December 31, 2008 (in thousands):

	December 31,
INTERNATIONAL OIL AND GAS	2008	2007	2006
Revenues	—	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	—	4,790
General, administrative and other	80	241	922

Operating Loss	$(80)	$(241)	$(5,712)

Interest Expense	—	—	(1,457)
Other Income (Expense)	1,604	10,078	(240)

Income (Loss) before income taxes	1,524	9,837	(7,409)

Income (Loss) from Discontinued Operations	$1,524	$9,837	$(7,409)

	December 31,
DOMESTIC OIL AND GAS	2008	2007	2006
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	610	608
General, administrative and other	—	—	13

Operating Loss	$—	$(610)	$(621)

Other Income (Expense)	95	5	68

Income (Loss) before income taxes	95	(605)	(553)

Income (Loss) from Discontinued Operations	$95	$(605)	$(553)

	December 31,
RESEARCH AND DEVELOPMENT	2008	2007	2006
Revenues	—	498	1,089
Costs and Expenses:
Research and Development	171	6,813	17,748
Depreciation, depletion amortization and impairment	155	492	—
General, administrative and other	—	—	217

Operating Loss	$(326)	$(6,807)	$(16,876)

Interest Expense	—	(622)	(1,717)
Other Income (Expense)	17	—	—
Gain on Extinguishment of Debt	—	11,792	—

Income (Loss) before income taxes	(309)	(4,363)	(18,593)

Income (Loss) from Discontinued Operations	$(309)	$(4,363)	$(18,593)

4. INVESTMENT IN DYNAMIC FUELS
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting bio-feedstocks into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene and naphtha. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2008, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $17,486,000, which represents our equity investment in this entity.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $14.0 million in capital contributions by July 11, 2008. Each member committed to an additional $11.0 million in equity contributions to be funded in 2009.
On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee, see Note 8 “Stockholders’ Equity — Tyson”. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. This debt funding is in addition to the equity contributions provided by each member.
Dynamic Fuels, LLC (A Development Stage Company) 2008 Audited and 2007 Unaudited Summarized Financials (in thousands):

	September 30,
Balance Sheet	2008	2007
Cash	25,489	8,261
Other Current Assets	3,685	—

Total Current Assets	29,174	8,261
Property, Plant and Equipment and Other Assets	7,229	395

Total Assets	$36,403	$8,656

Current Liabilities	1,431	391

Total Liabilities	1,431	391

Members’ Capital Contributions	36,500	8,500
Deficit accumulated during the development stage	(1,528)	(235)

Total Members’ Equity	34,972	8,265

Total Liabilities and Members’ Equity	$36,403	$8,656

		Unaudited
		Period from
		June 22, 2007,
	Audited	Date of
	Year Ended	Inception, to
	September 30,	September 30,
Statements of Operations	2008	2007
Costs and Expenses:
Depreciation, depletion amortization and impairment	—	—
General, administrative and other	1,470	312

Operating Income (Loss)	$(1,470)	$(312)

Other Income (Expense)	177	77

Income (Loss) before income taxes	(1,294)	(234)

Net Income (Loss)	$(1,294)	$(234)

During 2008 and 2007, we prepared a process design package for Dynamic Fuels in accordance with the technical services agreement between us and Dynamic Fuels. We recognized revenue associated with this work in the amount of $2,592,000 and $1,554,000 for the year ended December 31, 2008 and 2007. This revenue is reported in “Technical Services Revenue” in the Consolidated Statement of Operations. We had a receivable from Dynamic of $206,000 and $251,000 as of December 31, 2008 and 2007, respectively.
5. MARATHON PARTICIPATION AND LOAN AGREEMENT
Marathon Oil Corporation (“Marathon”) provided project funding in connection with the Catoosa Demonstration Facility pursuant to advances under two secured, convertible promissory notes totaling $21.3 million (collectively, the “Note”) with the Company. The Note bore interest at a rate of eight percent per year and the maturity date was extended to December 15, 2006 with a notification period extending to January 18, 2007.
On January 16, 2007, we entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use its FT process to produce synthetic crude. Revenue to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. As part of this agreement, Marathon terminated and eliminated all of its rights under the Note in the amount of $27,600,000 million. In exchange, we agreed to pay Marathon $3,000,000 in both December 2008 and 2009. On December 21, 2007, we and Marathon agreed to a modification of the Consolidation and License Agreement. The modification required us to make a payment of $3,750,000 in immediately available funds to Marathon on or before December 28, 2007 in lieu of the total $6,000,000 payment. On December 28, 2007 the Company satisfied the terms of the agreement with payment of $3,750,000. As of December 31, 2008 and 2007, the liability to Marathon is $0.
As a result of the Consolidation and License Agreement and modification to the Agreement, we recognized a non-cash gain on the extinguishment of the debt under the Note of $11,800,000 and recorded non-cash licensing revenue of $12,700,000 in the consolidated statement of operations for the year ended December 31, 2007. License fee credits of $1,000,000 previously recorded in deferred revenue were also recognized as licensing revenue. We accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for a Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the year ended December 31, 2007. The value attributable to the new agreement was recognized as revenue in the year ended December 31, 2007. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new agreement was recognized upon the execution of the agreement because we have no future indemnification obligations to Marathon. We recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
6. DEFERRED REVENUE
License fees received for which the criteria for revenue recognition have not been met totaled $19,416,000 and $22,206,000 at December 31, 2008 and 2007, respectively.
In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2008 and 2007, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees in the amount of AUD $15 million. This license has been recorded as deferred revenue of $10.4 and $13.2 million as of December 31, 2008 and 2007, respectively. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2008, 2007 and 2006, the foreign currency effect on our deferred revenues was a change of $2,790,000, ($1,311,000) and $888,000, respectively, as a result of changes in the exchange rate between the United States and Australian dollars.

We recorded deferred revenue of $3,000,000 in the second quarter of 2008 for the receipt of an advance payment to be credited against the total purchase price for the transfer of certain technology documents, and facilities subject to certain limitations. Further negotiations have occurred to determine the terms of the transfer to which both parties must agree for the transfer to occur. We will recognize the $3,000,000 as revenue when the products and services are delivered in accordance with Staff Accounting Bulletin 13, “Revenue Recognition”. We expect to recognize this revenue along with portions of the remaining purchase price in the first quarter of 2009.
7. COMMON STOCK PURCHASE AGREEMENT
On November 20, 2006, we entered into a Common Stock Purchase Agreement (sometimes termed an equity line of credit agreement) with Azimuth Opportunity Ltd (“Azimuth”). The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Azimuth is committed to purchase up to $40,000,000 of our common stock, or one share less than 20 percent of the issued and outstanding shares of common stock as of November 20, 2006, whichever occurs first, over the twenty-four month term of the agreement. No shares of stock were issued in connection with the execution of the Purchase Agreement.
On March 1, 2007, a draw-down of $5 million was consummated at an average stock price of $3.23 per share. On July 11, 2007, a second draw-down of $8 million was consummated at an average stock price of $2.71 per share. The Common Stock Purchase Agreement terminated on November 20, 2008.
We entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to purchase $12 million dollars worth of Syntroleum stock over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of Syntroleum stock) and Later Investments (at a discount to the trading price of Syntroleum stock). Fletcher refused to close on the Initial Investment at a premium, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at a discount. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion to transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. Syntroleum filed a motion to reconsider on December 2, 2008, which is currently pending. In the meantime, the New York court has lifted the stay and discovery is currently proceeding in that court. Although discovery is in the early stages, the parties have exchanged information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Syntroleum also claims to have suffered damages as a result of Fletcher’s breach of contract, but has not claimed a specific amount. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at December 31, 2008. However, if Fetcher’s allegations are sustained, the Company could be forced to issue up to 6,064,040 shares of its common stock and respond to any damages Fletcher incurs, including legal expenses. We intend to vigorously defend this matter.
8. STOCKHOLDERS’ EQUITY
Retirement of Treasury Stock. We previously offered our employees the option to tender shares of common stock issued for compensation to settle the employees’ tax liability. The shares that are tendered are subsequently cancelled by us. We repurchased and cancelled no shares in 2008 and 296,930 shares for $885,000 and 77,716 shares for $686,000 during the years ended December 31, 2007 and 2006, respectively at the then current market prices.
Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with Emerging Issues Task Force Issue 96-18 Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Service and in accordance with SFAS 123, Accounting for Stock-Based Compensation. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee. Tyson received 8.0 million warrants to purchase the Company’s common stock. The warrants are 100% vested upon issuance. The exercise price of the warrants is $0.01 per share. Warrants are transferable by Tyson subject to the right of first offer in favor of the Company. The warrants were, and the underlying shares will be, issued to Tyson in an unregistered private transaction and will be subject to the terms of a registration rights agreement between the parties. The warrants will expire on October 21, 2012. These warrants are accounted for in accordance with SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have capitalized the costs of the warrants as cost of issuance of debt in our Consolidated Balance Sheets. The valuation of the warrants will be amortized over the life of the Go Zone Bonds, 25 years.
Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
9. STOCK-BASED COMPENSATION
Our share-based incentive plans permit us to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Certain stock options and restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan must be at least equal to the fair market value of our common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of our Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized, but previously unissued shares.
On June 2, 2008, our stockholders, upon recommendation of our Board of Directors, approved the amendment to the Syntroleum Corporation 2005 Stock Incentive Plan (the “Plan”) at our annual meeting of stockholders. The amendment provides for an increase in the issuance of up to 7,353,883 shares of our common stock pursuant to the grant of stock options, stock appreciation rights awards, stock awards (including restricted stock and stock units), which will be based on performance goals. The amendment provides that any shares subject to options or stock appreciation rights or stock awards of any kind shall be counted against the numerical limits of the plan on a one-for-one basis. We granted 7,216,200 of options and stock awards provided by the amendment as of December 31, 2008. The awards granted vest in accordance with the achievement of specific company objectives related to the Dynamic Fuels Plant.
As of December 31, 2008, approximately 2,596,270 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 14,415,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2007	5,986,717	$6.65
Granted at market price	6,066,200	$0.66
Exercised	—	$—
Expired or forfeited	(414,413)	$10.22

OUTSTANDING AT DECEMBER 31, 2008	11,638,504	$3.40

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	6,066,200	$0.66	10.00	763,500	$0.66
$1.49 – $1.55	1,010,666	1.55	3.75	1,010,666	1.55
$1.62 – $2.89	1,140,695	2.33	5.71	1,140,695	2.33
$3.19 – $6.88	1,183,651	6.33	4.85	1,180,318	6.34
$7.10 – $10.14	1,141,974	9.34	6.66	611,306	8.67
$10.51 – $19.88	1,095,318	12.05	5.14	345,318	15.36

	11,638,504	$3.40		5,051,803	$4.52

A total of 6,586,701, 1,774,807 and 3,155,820 stock options with a weighted average exercise price of $2.55, $9.18 and $8.23 were outstanding at December 31, 2008, 2007 and 2006, respectively, which had not vested.
The fair value of options granted during the year ended December 31, 2008, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. We believe that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2008, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The weighted average grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was approximately $0.49 per stock option (total grant date fair value of $3,265,458), $1.90 per stock option (total grant date fair value of $64,000) and $4.06 per stock option (total grant date fair value of $5,115,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected dividend yield	0%	0%	0%
Expected volatility	90%	73%	81%
Risk-free interest rate	2.02%	4.54%	4.61%
Expected life	5.50 yrs.	4.38 yrs.	5.83 yrs.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the year ended December 31, 2008, 2007 and 2006 was $2,418,000, $4,980,000 and $7,859,000, respectively. Amounts decreased in the year ended December 31, 2008 due to a lower number of employees and the lower estimated fair value of options granted in 2008.
The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2008, 2007 and 2006 was $0, $38,000, and $753,000, respectively. The total amount of cash received in 2007 and 2006 by the Company from the exercise of these options was $36,000 and $414,000, respectively. As of December 31, 2008, 2007 and 2006, there was no aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.6 years. In addition, as of December 31, 2008, unrecognized compensation cost related to non-vested stock options was $2,967,000 which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three years.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 was $0.66 per share (total grant date fair value of $759,000), $2.73 per share (total grant date fair value of $5,795,000) and $5.91 per share (total grant date fair value of $2,296,000), respectively. As of December 31, 2008, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,009,000. In addition, as of December 31, 2008, unrecognized compensation cost related to non-vested restricted stock units was $1,816,000, net of forfeitures, which is expected to be recognized over a weighted average period of three years. The total fair value of restricted stock units vested during December 31, 2008, 2007 and 2006 was $390,150, $3,753,000 and $2,510,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2007	1,182,000	$2.96
Granted	1,150,000	$0.66
Vested or Exercised	(180,000)	$2.17
Expired or forfeited	(310,000)	$2.10

NONVESTED AT DECEMBER 31, 2008	1,842,000	$2.96

Stock Incentive Plan
Our employees previously received a certain number of shares of common stock based on the achievement of certain goals and objectives by the individual employee and by the Company. The Board of Directors establishes the annual objectives on which the Company will be measured and determines the number of shares to be issued or amount of cash to be paid based on a rating system. Individual objectives are measured by management based on a similar rating system. Compensation for 2006 achievement of goals was recorded in the year ended December 31, 2006 Consolidated Statement of Operations and was paid in stock awards in the first quarter of 2007. Compensation for 2007 achievement of certain goals and objectives was paid in cash in the year ended December 31, 2007 in the amount of $799,865. Compensation for 2008 achievement of goals was not paid in 2008 and is pending Board approval for payment in 2009. The amount has been accrued and expensed in the amount of $719,000 for the year ended December 31, 2008.
Refer to the table below for stock awards granted during the year ended December 31, 2007 and 2006.

	Common Stock Grants for Performance
			Shares
			Cancelled,
	Shares		Retired or	Net Shares
	Granted	Price ($)	Exchanged	Issued	Valuation
2007	331,381	$3.25	105,288	226,093	$1,078,099
2006	91,707	$9.67	29,558	62,149	$887,000
10. INCOME TAXES
We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $327 million at December 31, 2008. Our NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2009	$320
2010	1,026
2011	1,865
2012	—
2013	—
Thereafter	324,253
We recognize the tax benefit of NOL carry-forwards as assets to the extent that management concludes that the realization of the NOL carry-forwards is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate taxable income within the carry-forward period. The Company’s management has concluded that, based on the historical results of the Company, a valuation allowance should be provided for the entire balance of the net deferred tax asset.
We have not recorded an income tax provision or benefit for the years ended December 31, 2008, 2007 and 2006. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased (decreased) by approximately $250,000, $(2,401,000) and $21,452,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
NOL carry-forwards	$124,403	$121,674
Capital loss carry-forwards	151	1,626
Research and development credit	8,164	8,226
Deferred revenue	6,968	6,968
Investments	326	410
Stock-based compensation	4,924	4,924
Other	1,567	1 983

	146,503	145,811

Deferred tax liabilities:
Oil and gas properties	(1,026)	(593)
Other	(626)	(617)

Net deferred tax asset before valuation allowance	144,851	144,601
Valuation allowance	(144,851)	(144,601)

Net deferred tax assets	$—	$—

Our capital loss carry-forwards expire in 2010. Open tax years are December 31, 2004 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.
11. COMMITMENTS AND CONTINGENCIES:
We have entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2009 and 2023. Rental expense was $405,000 in 2008, $695,000 in 2007 and $937,000 in 2006. Total future minimum lease payments under these agreements as of December 31, 2008 are as follows:

Year	Amount
(in thousands)
2009	$226
2010	226
2011	112
2012	9
2013	9
Thereafter	74

$656

The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant in July 2008. On July 11, 2008, both members approved plant sanction and committed collectively an additional $12.0 million in 2009 in capital contributions for funding of the construction of the plant. The remaining estimated $10.0 million will be required to be funded proportionately in the second half of 2009. Timing of funding is contingent based on cash needs during construction. The funding in 2008 from Syntroleum was paid out of available cash.

Proceeds — Debt and Equity Contributions	Dynamic	Synm
(in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members — July 2008	$28.0	$14.0
Committed Equity Contributions from Members — 2009	$22.0	$11.0

Total Proceeds — Debt and Equity Contributions	$150.0	$25.0

*
Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008.

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,540,000 at December 31, 2008. Expense is not recognized until an employee is severed.
We do not believe that ultimate liability, if any resulting from any such pending litigation will have a material adverse effect on our business or consolidated financial position. We cannot predict with certainty the outcome or effect of the litigation specifically described above or of any such other pending litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
12. SIGNIFICANT CUSTOMERS
The Company’s revenue is derived from significant customers. Three customers made up 84 percent of revenues in 2008, one customer made up 81 percent of revenues in 2007 and two customers made up 79 percent of revenues in 2006. See Note 4, “Investment in Dynamic Fuels” and Note 5, “Marathon Participation and Loan Agreement” for further information regarding revenue transactions with specific customers.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of our financial instruments at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)
Assets:
Cash and cash equivalents	$10,101	$10,101	$18,405	$18,405
Accounts receivable	517	517	420	420
The fair value of the cash and cash equivalents and accounts receivable approximates carrying value because of the short-term maturity of these financial instruments.
14. SEGMENT INFORMATION
We apply SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Previously, our reportable business segments have been identified based on the differences in products or services provided. Segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 3, we classified the Domestic and International Oil and Gas segments and research and development component as discontinued operations for the years ended December 31, 2008, 2007 and 2006. We now operate only one reportable segment.
15. SUBSEQUENT EVENTS
Effective February 20, 2009, we entered into a material definitive agreement with China Petroleum & Chemical Corporation (Sinopec Corp.) for the transfer of our Fischer-Tropsch. Sinopec Corp. will receive a non-exclusive right to use our technology for coal, petroleum coke, asphalt, and related feedstocks in China and for coal in certain other locations worldwide. Sinopec Corp. will also dismantle and move our reactors and other equipment from our CDF to establish and run a pilot plant in China.
The technology transfer took place in the first quarter of 2009 and Sinopec Corp. will relocate the CDF equipment later in 2009. We received a down payment on the technology transfer and expect to receive the remainder of the contract proceeds when the technology transfer is complete and the CDF equipment has been delivered, all during 2009.

16. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
2008	March 31,	June 30,	September 30,	December 31,
		(in thousands, except per share data)
Revenues	$1,562	$887	$1,447	$994
Operating income (loss)	(1,582)	(2,681)	(1,316)	(2,802)
Net income (loss) from continuing operations	(2,165)	(3,425)	918	(776)
Net income (loss) from discontinued business	(66)	1,533	(80)	(77)
Net income (loss)	(2,231)	(1,892)	838	(853)
Basic and diluted EPS:
Continuing operations	$(0.03)	$(0.05)	$0.01	$(0.01)
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net income (loss)	$(0.04)	$(0.03)	$0.02	$0.00

	Quarter Ended
2007	March 31,	June 30,	September 30,	December 31,
		(in thousands, except per share data)
Revenues	$13,705	$546	$1,026	$1,195
Operating income (loss)	3,872	(8,470)	(2,891)	(2,873)
Net income (loss) from continuing operations	3,904	(8,709)	(2,460)	(2,579)
Net income (loss) from discontinued operations	10,904	(932)	(599)	4,222
Net income (loss)	14,808	(9,641)	(3,059)	1,643
Basic and diluted EPS
Continuing operations	$0.07	$(0.15)	$(0.04)	$(0.04)
Discontinued operations	$0.19	$(0.02)	$(0.01)	$0.07
Net income (loss)	$0.26	$(0.17)	$(0.05)	$0.03
Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects, including several activities that were included in discontinued operations in 2008, 2007 and 2006 may affect the comparability of the periods presented.