Form 10-Q
period 2009-03-31
SYNTROLEUM CORP
filed 2009-04-23
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant had submitted electronically and reported on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 20, 2009, the number of outstanding shares of the issuer’s common stock was 72,095,874.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
 (in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,692	$10,101
Restricted cash	1,268	—
Accounts receivable	12,773	517
Other current assets	185	272

Total current assets	30,918	10,890

PROPERTY AND EQUIPMENT — at cost, net	136	187
INVESTMENT IN DYNAMIC FUELS, LLC	15,216	17,486
OTHER ASSETS, net	10,250	10,275

	$56,520	$38,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$439	$662
Accrued liabilities	2,089	858
Current deposits	1,268	—
Current liabilities of discontinued operations	986	1,661

Total current liabilities	4,782	3,181

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	602	—
DEFERRED REVENUE	25,380	22,613
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 64,048 and 63,529 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	640	635
Additional paid-in capital	351,849	350,325
Accumulated deficit	(326,733)	(337,916)

Total stockholders’ equity	25,756	13,044

	$56,520	$38,838

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	For the Quarter Ended March 31,
	2009	2008

REVENUES:
Technology revenue	$19,053	$—
Technical services revenue	1,012	907
Other revenues	125	655

Total revenues	20,190	1,562

COSTS AND EXPENSES:
Engineering	1,530	975
Depreciation, depletion and amortization	94	164
General, administrative and other (including non-cash equity compensation of $2,396 and $393 for the quarter ended March 31, 2009 and 2008, respectively.)	5,220	2,005

OPERATING INCOME (LOSS)	13,346	(1,582)

INVESTMENT AND INTEREST INCOME	34	187
LOSS FROM DYNAMIC INVESTMENT	(2,271)	(160)
OTHER EXPENSE, net	5	7
FOREIGN CURRENCY EXCHANGE	108	(617)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,222	(2,165)

INCOME TAXES	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,222	(2,165)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(39)	(66)

NET INCOME (LOSS)	$11,183	$(2,231)

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.18	$(0.04)
Income (loss) from discontinued operations	0.00	0.00

Net income (loss)	$0.18	$(0.04)

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$0.17	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	63,882	62,570

Diluted	65,243	62,570

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balance, December 31, 2008	63,529	$635	$350,325	$(337,916)	$13,044

Stock options exercised	120	1	78	—	79

Vesting of awards granted	100	1	2,198	—	2,199

Stock-based bonuses and match to 401(k) Plan	299	3	193	—	196

Cancellation of Option Awards	—	—	(945)	—	(945)

Net income	—	—	—	11,183	11,183

Balance, March 31, 2009	64,048	$640	$351,849	$(326,733)	$25,756

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	For the Quarter Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,183	$(2,231)
Income (loss) from discontinued operations	(39)	(66)

Income (loss) from continuing operations	11,222	(2,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	94	164
Foreign currency exchange	108	617
Non-cash compensation expense	2,396	393
Non-cash loss in equity method investee	2,271	159
Changes in assets and liabilities:
Accounts receivable	(12,256)	(410)
Other assets	69	7
Accounts payable	(223)	(51)
Accrued liabilities and other	1,229	256
Deferred revenue	2,657	(300)

Net cash provided by (used in) continuing operations	7,567	(1,330)
Net cash used in discontinued operations	(110)	(133)

Net cash provided by (used in) operating activities	7,457	(1,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(28)

Net cash used in continuing operations	—	(28)
Net cash provided by discontinued operations	—	6,990

Net cash (used in) provided by investing activities	—	6,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	79	—
Repurchase of stock option awards	(945)

Net cash used in financing activities	(866)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,591	5,499
CASH AND CASH EQUIVALENTS, beginning of period	10,101	18,405

CASH AND CASH EQUIVALENTS, end of period	$16,692	$23,904

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, “we”, “our”, or “us”) is the commercialization of our innovative technology to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic products such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology. Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology.
Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® technology. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and deployment of our technology.
The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC under the Securities Exchange Act of 1934.
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
2. Operations and Liquidity
In 2009 we expect to generate cash flow from operations from the deployment of our technology and other engineering services. As of March 31, 2009, we had approximately $16.7 million of cash and cash equivalents and $12.8 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
We will need to raise additional capital to accomplish our business plan over the next several years. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at March 31, 2009.
4. Reclassifications
Certain reclassifications have been made to the March 31, 2008 statements of operations to conform to the March 31, 2009 presentation. These reclassifications had no impact on net income (loss).
5. Investment in Dynamic
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology, converting bio-feedstocks into diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of March 31, 2009, our total estimate of maximum exposure to loss as a result of our relationship with this entity was approximately $15,216,000, which represents our equity investment in this entity. The joint venture reported total assets of $133.9 million and total liabilities of $103.5 million as of December 31, 2008, and expenses and net loss of $4.5 million for the three months ended December 31, 2008.
6. Earnings Per Share

	Three months ended March 31,
	2009	2008
	(Dollars in thousands, except
	per share amounts; shares in
	thousands)
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$11,222	$(2,165)

Basic weighted-average shares	63,882	62,570
Effect of dilutive securities:
Unvested restricted stock units (1)	80	—
Stock options	1,281	—

Dilutive weighted-average shares	65,243	—

Earnings per common share from continuing operations:
Basic	$0.18	$(0.04)
Diluted	$0.17	$(0.04)

(1)	The unvested restricted stock units outstanding at March 31, 2009, will vest over the period from July 2009 to July 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income (loss) per share.

	March 31,	March 31,
	2009	2008

Options, warrants and restricted stock excluded (in thousands)	16,825	12,056
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.29	$5.13
First quarter weighted average market price	$0.84	$0.70
7. Stock-Based Compensation
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
As of March 31, 2009, approximately 3,609,594 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,945,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2008	11,638,504	$3.40
Granted at market price	—	$—
Exercised	(120,000)	$0.66
Expired, forfeited, cancelled or repurchased	(1,263,324)	$8.22

OUTSTANDING AT MARCH 31, 2009	10,255,180	$2.84

The following table summarizes information about stock options outstanding at March 31, 2009:

Options Outstanding				Options Exercisable
			Weighted Average		Weighted Average
Range of	Options	Weighted Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,901,200	$0.66	9.64	1,391,000	$0.66
$1.49 – $1.55	1,010,666	1.55	3.50	1,010,666	1.55
$1.62 – $2.89	1,140,695	2.33	5.46	1,140,695	2.33
$3.19 – $6.88	800,327	6.29	5.19	796,994	6.29
$7.10 – $10.14	556,974	9.70	6.18	256,974	9.19
$10.51 – $19.88	845,318	12.50	4.50	345,318	15.36

	10,255,180	$2.84		4,941,647	$3.61

A total of 5,313,533 stock options with a weighted average exercise price of $2.13 were outstanding at March 31, 2009 and had not vested.
There were no stock options granted during the three months ended March 31, 2009 or 2008.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2009 and 2008 was $17,400 and $0, respectively. The total amount of cash received in 2009 by the Company from the exercise of these options was $79,200. As of March 31, 2009 there was $4,721,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.9 years. In addition, as of March 31, 2009 unrecognized compensation cost related to non-vested stock options was $1,589,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three years.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2009 and 2008 was $2,396,000 and $393,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2009 was $0.61 per share (total grant date fair value of $152,500). There were no awards granted during the three months ended March 31, 2008. As of March 31, 2009, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,086,000. In addition, as of March 31, 2009, unrecognized compensation cost related to non-vested restricted stock units was $1,307,000, net of forfeitures, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock units vested during March 31, 2009 and 2008 was $420,000 and $1,739,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2008	1,842,000	$2.96
Granted	250,000	$0.61
Vested or Exercised	(588,000)	$1.58
Expired or forfeited	—	$—

NONVESTED AT MARCH 31, 2009	1,504,000	$1.22

8. Deferred Revenue
We recorded deferred revenue of $6,000,000 in the three months ended March 31, 2009 for the remaining amount of the total purchase price for the sale of certain facilities. An advance payment previously recorded in deferred revenue for the transfer of certain technology documents, subject to certain limitations has been recognized in technology revenue along with portions of the remaining purchase price in accordance with Staff Accounting Bulletin 13, “Revenue Recognition”.
9. Common Stock Purchase Agreement
We entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to purchase $12 million dollars worth of Syntroleum stock over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of Syntroleum stock) and a Later Investment (at a discount to the trading price of Syntroleum stock). Fletcher refused to close on the Initial Investment at a premium, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at a discount. We refused to close on the ground that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. In the interim, the New York court has lifted the stay and discovery is currently proceeding in that court. Discovery is in the early stages and the parties have exchanged written information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at March 31, 2009. However, if Fetcher’s allegations are sustained, the Company could be forced to either issue up to 6,064,040 shares of its common stock, or respond to any damages Fletcher incurs. In either case, if it prevails, Fletcher would be entitled to recover its legal expenses. We intend to vigorously defend this matter.
10. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,443,000 at March 31, 2009. Expense is not recognized unless an employee is severed.
We implemented a bonus plan in March of 2009 based on the collection of net profits for agreements associated with the sale of technology. We have recognized the total expected bonus amount in the consolidated statement of operations for the three months ended March 31, 2009. Portions of the bonus have already been paid in the first quarter of 2009 based on collection of revenues. If all of the employees remain employed through the collection of the outstanding receivables, we have a remaining commitment to pay $1,641,000. We expect to collect on all outstanding receivables by the end of 2009 and will pay out the bonus accordingly.
11. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51.” SFAS 141R will change the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 became effective beginning the first fiscal quarter of 2009. The Company adopted SFAS No. 141R on January 1, 2009. The adoption did not have an impact on our financial position and results of operations.
In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis. The effective date for these provisions of SFAS 157 begins in fiscal years beginning after November 15, 2008. The adoption did not have a material impact on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2008 (including our audited financial statements and the accompanying notes).
Overview
Our focus is the commercialization of innovative technology to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, heating oil, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® technology. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology to the energy industry through strategic relationships and deployment of our technology.
Significant Developments
On June 22, 2007, we entered into definitive agreements with Tyson to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility is being constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic products beginning in 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.
This project continues to progress forward with milestones met on time and budget. The site selection was finalized and the process design package was delivered to Dynamic Fuels. The Front End Engineering and Design (FEED) package outlining the estimated capital budget was delivered to each party in May of 2008. The parties approved plant sanction in July of 2008 and groundbreaking occurred on October 6, 2008.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each in July 2008. On July 11, 2008, both members approved plant sanction and committed an additional $6.0 million each to be funded no later than May 1, 2009 in capital contributions for funding of the construction of the plant. Each partner may fund at their own discretion before the required funding date. The remaining estimated $5.0 million each will be required to be funded in the second half of 2009.

	Dynamic	Synm
Proceeds — Debt and Equity Contributions (in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members — July 2008	$28.0	$14.0
Committed Equity Contributions from Members — 2009	$22.0	$11.0

Total Proceeds — Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of March 31, 2009 was 0.35%. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008.
Tyson is responsible for supplying feedstock to the plant, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 77% diesel, 13% naphtha and 10% liquefied petroleum gases. We expect that Dynamic Fuels will be eligible for a federal excise tax credit of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced.

Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Consolidated Unaudited Results for the Quarters Ended,

	March 31,	March 31,
Revenues	2009	2008
	(in thousands)
Technology Revenue	$19,053	$—
Technical Services Revenue	1,012	907
Other	125	655

Total Revenues	$20,190	$1,562

Technology Revenue. Technology Revenue was $19,053,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively. The Technology Revenue is recognized upon delivery of the documents or transference of the technology. Agreements will be unique to individual customers and have certain geographic restrictions and other technology improvement sharing restrictions or royalties. Revenue recognition will be determined on an individual contract basis. The Company is actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for a process design package for Dynamic and other engineering services were $1,012,000 and $907,000 for the quarters ended March 31, 2009 and 2008, respectively. We expect to continue to earn revenues for engineering services for Dynamic in 2009 as well as to other customers on an individual contract basis.
Other Revenue. Other revenues were $125,000 for the three months ended March 31, 2009 compared to $655,000 for the three months ended March 31, 2008. These revenues in 2008 consisted of GTL fuel sales we also recognized revenue for the completion of the second milestone for our work with testing of 500 gallons of renewable jet fuel in the amount of $330,000. Our contract with the Department of Defense is complete and we do not expect to receive significant revenues from the sale of our remaining GTL fuel produced from our demonstration plant in the future.

	March 31,	March 31,
Operating Costs and Expenses	2009	2008
	(in thousands)
Engineering	1,530	975
Depreciation, depletion and amortization	94	164
Non-cash equity compensation	2,396	393
General and administrative and other	2,824	1,612

Total Operating Costs and Expenses	$6,844	$3,144

Engineering. Expenses from engineering activities were $1,530,000 for the quarter ended March 31, 2009 compared to $975,000 during the same period in 2008. The increase primarily relates to bonus compensation for the execution and delivery of technology document agreements.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2009 was $2,396,000 compared to $393,000 for the same period in 2008. The increased expense primarily relates to the vesting of stock options and awards to all employees. The awards vest upon the achievement of certain company milestones relating to the Dynamic Fuels plant.
General and Administrative and Other. General and administrative expenses for the quarter ended March 31, 2009 were $2,824,000 compared to $1,612,000 during the same period in 2008. The increase primarily relates to bonus compensation for the execution and delivery of technology document agreements.
Loss from Dynamic Investment. Loss from our investment in Dynamic was $2,271,000 for the quarter ended March 31, 2009, compared to a loss of $160,000 for the same period in 2008. The increase in expense resulted from our investment in Dynamic. Dynamic losses of approximately $700,000 result from site rent, project development, site selection, equipment evaluation, and government relations. The remaining loss of $1,500,000 is attributable to the expense associated with marking the Dynamic interest rate swap to market upon obtaining the swap as discussed in Significant Developments. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.

Liquidity and Capital Resources
General
As of March 31, 2009, we had $16,692,000 in cash and cash equivalents. Our current liabilities totaled $4,782,000 as of March 31, 2009.
At December 31, 2008, we had $12,773,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
We will need to raise additional capital to accomplish our business plan over the next several years. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
Assuming the commercial success of the plants based on the Syntroleum® Process, we expect that license fees and sales of products from plants in which we own an interest will be a source of revenues. In addition, we could receive revenues from other commercial projects we are pursuing. If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.
Cash Flows
Cash flows provided by operations was $7,457,000 during the three months ended March 31, 2009, compared to cash flows used in operations of $1,463,000 during the three months ended March 31, 2008. The increase in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $10,000,000 and engineering technical services.
Cash flows used in investing activities were $0 during the three months ended March 31, 2009, compared to cash flows provided by investing activities of $6,962,000 during the three months ended March 31, 2008. The cash provided by investing activities in 2008 was primarily related to the sale of assets associated with our discontinued operations such as, receipt of payments from AEERL of $5,766,000 and the proceeds from the sale of the Technology Center of $1,100,000. We do not have any other assets for sale related to our discontinued operations. We have committed to funding an additional $11,000,000 into Dynamic Fuels, in 2009. We expect to utilize cash flows provided by operations for this investment.
Cash flows used in financing activities during the three months ended March 31, 2009 was $866,000 compared to $0 provided by financing activities during the quarter ended March 31, 2008. The change in cash flows was primarily due to cash proceeds paid for the cancellation of options from certain employees of the Company.
Contractual Obligations
Our operating leases include leases for corporate equipment such as copiers, hardware and printers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,443,000 at March 31, 2009. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $150.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson made capital contributions in the amount of $14.0 million each in July 2008. On July 11, 2008, both members approved plant sanction and committed an additional $6.0 million each in 2009 in capital contributions. The remaining estimated $5.0 million each will be required to be funded the second half of 2009. Timing of funding is contingent based on cash needs during construction. We expect to fund the remaining 2009 commitment from available cash. The plant is expected to begin commercial operations by the second quarter of 2010.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements see Note 10 to our Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We entered into an agreement (the “Agreement”) with Fletcher International, Ltd. (“Fletcher”) on November 18, 2007. Pursuant to the terms of the Agreement, Fletcher agreed to purchase $12 million dollars worth of Syntroleum stock over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of Syntroleum stock) and a Later Investment (at a discount to the trading price of Syntroleum stock). Fletcher refused to close on the Initial Investment at a premium, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at a discount. We refused to close on the ground that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments.
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. In the interim, the New York court has lifted the stay and discovery is currently proceeding in that court. Discovery is in the early stages and the parties have exchanged written information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at March 31, 2009. However, if Fetcher’s allegations are sustained, the Company could be forced to either issue up to 6,064,040 shares of its common stock, or respond to any damages Fletcher incurs. In either case, if it prevails, Fletcher would be entitled to recover its legal expenses. We intend to vigorously defend this matter.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008.
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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: April 23, 2009	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2009	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher