Form 10-Q
period 2009-06-30
SYNTROLEUM CORP
filed 2009-08-10
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant had submitted electronically and reported on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 24, 2009, the number of outstanding shares of the issuer’s common stock was 72,481,373.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, anticipated costs and schedules to design, construct and operate these plants, expected production of ultra-clean fuel, financing activities (debt and equity), the value and markets for plant products, certification, characteristics and use of plant products, the continued development of Syntroleum’s technologies (alone or with co-venturers), anticipated expenses and expense reductions, anticipated cash outflows, anticipated revenues, availability of catalyst materials, and finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2008 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,035	$10,101
Restricted cash	1,875	—
Accounts receivable	6,474	517
Other current assets	100	272

Total current assets	24,484	10,890

PROPERTY AND EQUIPMENT — at cost, net	189	187
INVESTMENT IN DYNAMIC FUELS, LLC	20,317	17,486
OTHER ASSETS, net	10,258	10,275

	$55,248	$38,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$379	$662
Accrued liabilities	1,555	858
Current deposits	1,875	—
Current liabilities of discontinued operations	846	1,661

Total current liabilities	4,655	3,181

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	—
DEFERRED REVENUE	27,127	22,613
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 72,481 and 63,529 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	725	635
Additional paid-in capital	352,681	350,325
Accumulated deficit	(330,543)	(337,916)

Total stockholders’ equity	22,863	13,044

	$55,248	$38,838

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUES:
Technology Revenue	$150	$—	$19,203	$—
Technical services revenue	1,447	752	2,459	1,659
Other revenues	97	135	222	790

Total revenues	1,694	887	21,884	2,449

COSTS AND EXPENSES:
Engineering	676	1,353	2,206	2,328
Depreciation, depletion and amortization	94	139	188	303
General, administrative and other (including non-cash equity compensation of $615 and $341 for the three months ended June 30, 2009 and 2008, respectively, and $3,011 and $734 for the six months ended June 30, 2009 and 2008, respectively.)	2,017	2,076	7,237	4,081

OPERATING INCOME (LOSS)	(1,093)	(2,681)	12,253	(4,263)

INVESTMENT AND INTEREST INCOME	29	202	63	389
LOSS FROM DYNAMIC INVESTMENT	(898)	(297)	(3,169)	(457)
OTHER EXPENSE, net	3	7	8	14
FOREIGN CURRENCY EXCHANGE	(1,820)	(656)	(1,712)	(1,273)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,779)	(3,425)	7,443	(5,590)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,779)	(3,425)	7,443	(5,590)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(31)	1,533	(70)	1,467

NET INCOME (LOSS)	$(3,810)	$(1,892)	$7,373	$(4,123)

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.05)	$(0.05)	$0.11	$(0.09)
Income (loss) from discontinued operations	0.00	0.02	$0.00	$0.02

Net income (loss)	$(0.05)	$(0.03)	$0.11	$(0.07)

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$(0.05)	$(0.03)	$0.11	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	70,119	61,933	69,971	62,610

Diluted	70,119	61,933	72,410	62,610

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity
Balance, December 31, 2008	63,529	$635	$350,325	$(337,916)	$13,044
Stock options exercised	455	5	296	—	301
Warrants Exercised	8,000	80	—	—	80
Vesting of awards granted	100	1	2,676	—	2,677
Stock-based bonuses and match to 401(k) Plan	397	4	329	—	333
Cancellation of Option Awards	—	—	(945)	—	(945)
Net income	—	—	—	7,373	7,373

Balance, June 30, 2009	72,481	$725	$352,681	$(330,543)	$22,863

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,373	$(4,123)
Income (loss) from discontinued operations	(70)	1,467

Income (loss) from continuing operations	7,443	(5,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	188	303
Foreign currency exchange	1,712	1,272
Non-cash compensation expense	3,011	734
Non-cash loss in equity method investee	3,169	456
Changes in assets and liabilities:
Accounts and notes receivable	(5,957)	177
Other assets	104	134
Accounts payable	(283)	105
Accrued liabilities and other	697	600
Deferred revenue	2,803	3,074

Net cash provided by continuing operations	12,887	1,265
Net cash used in discontinued operations	(285)	(217)

Net cash provided by operating activities	12,602	1,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	(36)
Investment in Dynamic Fuels, LLC	(6,000)	—

Net cash (used in) continuing operations	(6,104)	(36)
Net cash provided by discontinued operations	—	8,670

Net cash (used in) provided by investing activities	(6,104)	8,634

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	381	—
Repurchase of stock option awards	(945)	—

Net cash used in financing activities	(564)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,934	9,682
CASH AND CASH EQUIVALENTS, beginning of period	10,101	18,405

CASH AND CASH EQUIVALENTS, end of period	$16,035	$28,087

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, “we”, “our”, or “us”) is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes triglycerides and/or fatty acids from fats and vegetable oils with heat, hydrogen and proprietary catalysts to make renewable synthetic products such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
2. Operations and Liquidity
In 2009 we will generate cash flow from operations from the deployment of our technology and other engineering services. As of June 30, 2009, we had approximately $16.0 million of cash and cash equivalents and $6.5 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
Our business plan over the next several years includes potential investments in additional plants and we will need to raise additional capital to accomplish this plan. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at June 30, 2009.
4. Reclassifications
Certain reclassifications have been made to the June 30, 2008 statements of operations to conform to the June 30, 2009 presentation. These reclassifications had no impact on net income (loss).
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
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of June 30, 2009, our total estimate of maximum exposure to loss as a result of our relationship with this entity was approximately $20.3 million, which represents our equity investment in this entity. The joint venture reported total assets of $137.1 million and total liabilities of $101.9 million as of March 31, 2009, and expenses and net loss of $6.3 million for the six months ended March 31, 2009.

6. Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Basic weighted-average shares	70,119	61,933	69,971	62,610

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	60	—
Stock options	—	—	2,379	—

Diluted weighted-average shares	70,119	61,933	72,410	62,610

(1)	The unvested restricted stock units outstanding at June 30, 2009 are expected to vest over the period from July 2009 to July 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at June 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income (loss) per share.

	June 30,	June 30,
	2009	2008
Options, warrants and restricted stock excluded (in thousands)	8,793	10,155
Weighted-average exercise prices of options, warrants and restricted stock excluded	$4.07	$6.40
Six month weighted average market price	$1.41	$1.18
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
As of June 30, 2009, 3,967,144 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,569,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

		Weighted
	Shares Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2008	11,638,504	$3.40
Granted at market price	—	$—
Exercised	(455,500)	$0.66
Expired or forfeited	(1,660,874)	$6.47

OUTSTANDING AT JUNE 30, 2009	9,522,130	$3.00

          The following table summarizes information about stock options outstanding at June 30, 2009:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,187,450	$0.66	9.39	1,035,000	$0.66
$1.49 – $1.55	1,010,666	1.55	3.25	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	5.21	1,140,195	2.33
$3.19 – $6.88	786,527	6.31	4.92	786,527	6.31
$7.10 – $10.14	551,974	9.73	5.99	251,974	9.23
$10.51 – $19.88	845,318	12.50	4.25	345,318	15.36

	9,522,130	$3.00		4,569,680	$3.83

A total of 4,952,450 stock options with a weighted average exercise price of $2.23 were outstanding at June 30, 2009 and had not vested.
There were no stock options granted during the six months ended June 30, 2009 or 2008.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2009 and 2008 was $483,000 and $0, respectively. The total amount of cash received in 2009 by the Company from the exercise of these options was $300,630. As of June 30, 2009, there was $9,054,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.45 years. In addition, as of June 30, 2009 unrecognized compensation cost related to non-vested stock options was $1,173,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three years.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the six months ended June 30, 2009 and 2008 was $3,011,000 and $734,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the six months ended June 30, 2009 was $0.84 per share (total grant date fair value of $253,000). There were no awards granted during the six months ended June 30, 2008. As of June 30, 2009, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $3,017,000. In addition, as of June 30, 2009, unrecognized compensation cost related to non-vested restricted stock units was $615,000, net of forfeitures, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock units vested during June 30, 2009 and 2008 was $996,000 and $0, respectively.
The following table summary reflects restricted stock unit activity for the six months ended June 30, 2009.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2008	1,842,000	$2.96
Granted	300,000	$0.84
Vested	(638,000)	$1.56
Forfeited	(10,000)	$10.14

NONVESTED AT JUNE 30, 2009	1,494,000	$1.28

8. Deferred Revenue
We recorded deferred revenue of $6,000,000 in the six months ended June 30, 2009 for the remaining amount of the total purchase price for the sale of certain facilities. An advance payment previously recorded in deferred revenue for the transfer of certain technology documents, subject to certain limitations has been recognized in technology revenue along with portions of the remaining purchase price in accordance with Staff Accounting Bulletins Topic 13, “Revenue Recognition”.
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

We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. In the interim, the New York court has lifted the stay and discovery is currently proceeding in that court. Discovery is in the early stages and the parties have exchanged written information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at June 30, 2009. However, if Fetcher’s allegations are sustained, the Company could be forced to either issue up to 6,064,040 shares of its common stock, or respond to any damages Fletcher incurs. In either case, if it prevails, Fletcher would be entitled to recover its legal expenses. We intend to vigorously defend this matter.
10. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2009. Expense is not recognized unless an employee is severed.
We implemented a bonus plan in March of 2009 based on the collection of net profits for agreements associated with the sale of technology. We have recognized the total expected bonus amount in the consolidated statement of operations for the six months ended June 30, 2009. Portions of the bonus have already been paid in the first six months of 2009 based on collection of revenues. If all of the employees remain employed through the collection of the outstanding receivables, we have a remaining commitment to pay $954,000. We expect to collect on all outstanding receivables by the end of 2009 and will pay out the bonus accordingly.
We are involved in other lawsuits that have arisen in the ordinary course of business. We do not believe that ultimate liability, if any; resulting from any such other pending litigation will have a material adverse effect on our business or consolidated financial position. We cannot predict with certainty the outcome or effect of the litigation specifically described above or of any such other pending litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
11. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, and SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51.” SFAS 141R will change the accounting for business acquisitions and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 became effective beginning the first fiscal quarter of 2009. The Company adopted SFAS 141R and SFAS 160 on January 1, 2009. The adoption did not have an impact on our financial position and results of operations.
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
In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable U.S. generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, but should be applied on a prospective basis. The Company adopted this standard on June 30, 2009. The adoption did not have an impact on our financial position and results of operations.
SFAS 166 revises SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The implementation of this standard will not have a material impact on our financial position and results of operations.

SFAS 167 amends FASB Interpretation (FIN) 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The implementation of this standard will not have a material impact on our financial position and results of operations.
The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The implementation of this standard will not have a material impact on our financial position and results of operations.
In April 2009 the FASB issued three related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on our financial position and results of operations.

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
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $5.0 million each will be required to be funded in the second half of 2009, if needed.

Proceeds—Debt and Equity Contributions (in Millions)	Dynamic Fuels	Synm Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$40.0	$20.0

Committed Equity Contributions from Members — 2009	$10.0	$5.0

Total Proceeds — Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of June 30, 2009 was 0.2%. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008.
This project continues to progress forward with milestones met on time and budget. Engineering work is 81 percent complete, procurement is 60 percent complete, construction is 37 percent complete and the total project is 51 percent complete. Mechanical completion of the project is expected in the fourth quarter of 2009 and plant start up is scheduled for the first quarter of 2010.
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
The agreements with Tyson allow for additional plants to be constructed. Both parties are performing due diligence for the possibility of a second plant.

Results of Operations
Consolidated Unaudited Results for the Three Months and Six Months Ended,

	Three Months Ended		Six Months Ended
Revenues	June 30, 2009	June 30, 2008	June 30, 2009	June 30 2008
	(In Thousands)
Technology Revenue	$150	$—	$19,203	$—
Technical Services Revenue	1,447	752	2,459	1,659
Other Revenue	97	135	222	790

	$1,694	$887	$21,884	$2,449

Technology Revenue. The increase in Technology Revenue for the three months and six months ended June 30, 2009 over the same periods in 2008 relates to the delivery of technology documents or transference of the technology. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for a process design package for Dynamic and other engineering services increased 92 percent for the quarter ended June 30, 2009 compared to the same period last year and 48 percent for the six months ended June 30, 2009 compared to the same period last year. This increase is attributable to increased technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of the Dynamic Fuels plant.
Other Revenue. Other revenues decreased in the quarter ended and six months ended June 30, 2009 compared to the same periods last year. The increased revenue in 2008 consisted of GTL fuel sales and recognition of revenue for the completion of the second milestone for our work with testing of 500 gallons of renewable jet fuel in the amount of $330,000. Our contract with the Department of Defense is complete and we do not expect to receive significant revenues from the sale of our remaining GTL fuel produced from our demonstration plant in the future.

	Three Months Ended		Six Months Ended
Operating Costs and Expenses	June 30, 2009	June 30, 2008	June 30, 2009	June 30 2008
	(In Thousands)
Engineering	676	1,353	2,206	2,328
Depreciation and amortization	94	139	188	303
Non-cash equity compensation	615	341	3,011	734
General, administrative and other	1,402	1,735	4,226	3,347

	$2,787	$3,568	$9,631	$6,712

Engineering. Expenses from engineering activities decreased in the second quarter ended June 30, 2009 compared to the same period in 2008 primarily from higher analytical expenses associated with certain revenue producing contracts in 2008.
Non-cash Equity Compensation. Non-cash equity compensation increased in the quarter ended and six months ended June 30, 2009 compared to the same period in 2008. The increased expense primarily relates to the vesting of stock options and awards to all employees. The awards vest upon the achievement of certain company milestones relating to the Dynamic Fuels plant and we expect these awards to be fully expensed by the second quarter of 2010.
General, Administrative and Other. General and administrative expenses for the quarter ended June 30, 2009 decreased compared to the same period in 2008. The higher expenses in 2008 related to certain retention award bonuses granted to the management team. For the first six months ended 2009 compared to the same period in 2008, the expenses increased. The increase relates to increased legal fees from ongoing litigation with Fletcher International, Ltd. (“Fletcher”) as discussed in Note 9 in the footnotes to the Consolidated Financial Statements and for bonus compensation for the execution and delivery of technology document agreements.

	Three Months Ended		Six Months Ended
Other Income and Expenses	June 30, 2009	June 30, 2008	June 30, 2009	June 30 2008
	(In Thousands)
Investment and Interest Income	29	202	63	389
Loss from Dynamic Investment	(898)	(297)	(3,169)	(457)
Other Income (Expense), net	3	7	8	14
Foreign Currency Exchange	(1,820)	(656)	(1,712)	(1,273)

	$(2,686)	$(744)	$(4,810)	$(1,327)

Loss from Dynamic Investment. Loss from our investment in Dynamic increased in the second quarter ended June 30, 2009 due to increased initial operating expenditures. Expenses incurred in the first six months of 2009 include site rent, project development, site selection, equipment evaluation and labor expenditures for our operations staff. Operating expenditures incurred for the entity total approximately $2,800,000 for the six months ended March 31, 2009. Approximately $3,500,000 is attributable to the expense associated with marking the Dynamic interest rate swap to market. The swap is discussed in Significant Developments. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Liquidity and Capital Resources
General
As of June 30, 2009, we had $16,035,000 in cash and cash equivalents. Our current liabilities totaled $4,655,000 as of June 30, 2009.
At June 30, 2009, we had $6,474,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our business plan over the next several years includes potential investments in additional plants and we will need to raise additional capital to accomplish this plan. We expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing might be available.
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
Cash Flows
Cash flows provided by operations was $12,602,000 during the six months ended June 30, 2009, compared to cash flows provided by operations of $1,048,000 during the six months ended June 30, 2008. The increase in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $16,000,000 and engineering technical services.
Cash flows used in investing activities were $6,104,000 during the six months ended June 30, 2009, compared to cash flows provided by investing activities of $8,634,000 during the six months ended June 30, 2008. We funded $6,000,000 into Dynamic Fuels in April of 2009 and have committed to an additional $5,000,000 investment by the end of 2009, if needed. We expect to utilize cash flows provided by operations for this investment. The cash provided by investing activities in 2008 was primarily related to the sale of assets associated with our discontinued operations such as, receipt of payments from AEERL of $7,266,000 and the proceeds from the sale of the Technology Center of $1,100,000. We do not have any other assets for sale related to our discontinued operations.
Cash flows used in financing activities during the three months ended June 30, 2009 was $564,000 compared to $0 used by financing activities during the quarter ended June 30, 2008. The cash used in financing was primarily due to cash repurchase of options from certain employees of the Company.
Contractual Obligations
Our operating leases include leases for corporate equipment such as copiers, hardware and printers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2009. Expense is not recognized until an employee is severed.

The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $150.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $5.0 million each will be required to be funded the second half of 2009. Timing of funding is contingent based on cash needs during construction. We expect to fund the remaining 2009 commitment from available cash. The plant is expected to begin commercial operations by the third quarter of 2010.
New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements see Note 11 to our Unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
We filed a petition on May 30, 2008 in the District Court of Tulsa County, State of Oklahoma for breach of contract, rescission and declaratory judgment, seeking a determination of the Company’s rights and obligations under the Agreement. On June 30, 2008, Fletcher removed that lawsuit to the United States District Court for the Northern District of Oklahoma, and subsequently filed a motion to dismiss or, in the alternative, motion transfer venue to New York. Fletcher also filed a competing lawsuit arising out of the same dispute in the United States District Court for the Southern District of New York on June 27, 2008, alleging breach of contract based on the Company’s refusal to go forward with the Later Investment. On August 5, 2008, the New York action was stayed pending the outcome of Fletcher’s motions in the Oklahoma federal court. After considering the jurisdictional motions, the Oklahoma court dismissed that case on November 17, 2008. In the interim, the New York court has lifted the stay and discovery is currently proceeding in that court. Discovery is in the early stages and the parties have exchanged written information regarding their respective claims for damages. Fletcher claims that it has suffered approximately $14 million in damages as a result of Syntroleum’s alleged breach of contract. Both parties seek to recover their respective attorneys’ fees if they prevail. At this time, the Company cannot determine the likely outcome of this litigation and has therefore not recorded a liability in its consolidated balance sheet at June 30, 2009. However, if Fetcher’s allegations are sustained, the Company could be forced to either issue up to 6,064,040 shares of its common stock, or respond to any damages Fletcher incurs. In either case, if it prevails, Fletcher would be entitled to recover its legal expenses. We intend to vigorously defend this matter.
We cannot predict with certainty the outcome or effect of the litigation matter specifically described above or of any other litigation. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

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
Our 2009 annual meeting of stockholders was held on June 16, 2009. Set forth below are the results of the voting with respect to each matter acted upon at the meeting.

	Votes	Votes	Votes Withheld /	Broker
Matter Acted Upon	Cast For	Cast Against	Abstentions	Non-Votes
Election of Directors:
Frank M. Bumstead	51,133,393	—	2,268,678	—
Robert B. Rosene, Jr.	51,186,210	—	2,215,861	—

Ratification of the Appointment of Hogan Taylor LLP as Independent Public Accountants for the 2009 fiscal year	52,890,754	278,385	232,932	—

Amend 2005 Stock Incentive Plan	17,007,597	4,883,120	121,236	31,390,118
Alvin R. Albe, Jr., P. Anthony Jacobs, Edward G. Roth and James R. Seward all continued as directors of Syntroleum.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: August 10, 2009	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher