Form 10-Q
period 2009-09-30
SYNTROLEUM CORP
filed 2009-10-30
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
COMMISSION FILE NO. 001-34490
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 23, 2009, the number of outstanding shares of the issuer’s common stock was 74,121,789.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,162	$10,101
Restricted cash	502	—
Accounts receivable	6,585	517
Other current assets	212	272

Total current assets	22,461	10,890

PROPERTY AND EQUIPMENT — at cost, net	174	187
INVESTMENT IN DYNAMIC FUELS	19,473	17,486
OTHER ASSETS, net	10,246	10,275

	$52,354	$38,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$473	$662
Accrued liabilities	1,672	858
Current deposits	502	—
Current liabilities of discontinued operations	602	1,661

Total current liabilities	3,249	3,181

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	—
DEFERRED REVENUE	25,280	22,613
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 72,597 and 63,529 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	726	635
Additional paid-in capital	353,309	350,325
Accumulated deficit	(330,813)	(337,916)

Total stockholders’ equity	23,222	13,044

	$52,354	$38,838

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
REVENUES:
Technology revenue	$3,150	$—	$22,353	$—
Technical services revenue	687	220	1,487	533
Technical services revenue from Dynamic Fuels	574	662	2,233	2,008
Other revenues	—	565	222	1,355

Total revenues	4,411	1,447	26,295	3,896

COSTS AND EXPENSES:
Engineering	629	946	2,835	3,274
Depreciation, depletion and amortization	88	133	276	436
General, administrative and other (including non-cash equity compensation of $583 and $180 for the three months ended September 30, 2009 and 2008, respectively, and $3,594 and $914 for the nine months ended September 30, 2009 and 2008, respectively.)	2,141	1,684	9,378	5,765

OPERATING INCOME (LOSS)	1,553	(1,316)	13,806	(5,579)

INVESTMENT AND INTEREST INCOME	20	87	83	476
(LOSS) FROM DYNAMIC FUELS INVESTMENT	(844)	33	(4,013)	(424)
OTHER INCOME, net	50	8	58	22
FOREIGN CURRENCY EXCHANGE	(1,021)	2,106	(2,733)	833

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(242)	918	7,201	(4,672)

INCOME TAXES	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(242)	918	7,201	(4,672)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(28)	(80)	(98)	1,387

NET INCOME (LOSS)	$(270)	$838	$7,103	$(3,285)

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.00	$0.02	$0.10	$(0.07)
Income (loss) from discontinued operations	0.00	0.00	$0.00	$0.02

Net income (loss)	$0.00	$0.02	$0.10	$(0.05)

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$0.00	$0.02	$0.10	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	72,540	62,643	70,015	62,620

Diluted	72,540	62,643	72,536	62,620

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2008	63,529	$635	$350,325	$(337,916)	$13,044

Stock options exercised	526	6	340	—	346

Warrants Exercised	8,000	80	—	—	80

Vesting of awards granted	128	1	3,231	—	3,232

Stock-based bonuses and match to 401(k) Plan	414	4	358	—	362

Cancellation of Option Awards	—	—	(945)	—	(945)

Net income	—	—	—	7,103	7,103

Balance, September 30, 2009	72,597	$726	$353,309	$(330,813)	$23,222

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,103	$(3,285)
Income (loss) from discontinued operations	(98)	1,387

Income (loss) from continuing operations	7,201	(4,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	276	436
Foreign currency exchange	2,733	(833)
Non-cash compensation expense	3,594	914
Non-cash loss in equity method investee	4,013	424
Loss on sale of assets	81	—
Changes in assets and liabilities:
Accounts receivable	(6,068)	(193)
Other assets	(41)	175
Accounts payable	(189)	(202)
Accrued liabilities and other	814	(381)
Deferred revenue	(197)	2,949

Net cash provided by (used in) continuing operations	12,217	(1,383)
Net cash used in discontinued operations	(424)	(336)

Net cash provided by (used in) operating activities	11,793	(1,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(718)	(202)
Proceeds from disposal of property and equipment	505	—
Investment in Dynamic Fuels	(6,000)	(14,000)

Net cash used in continuing operations	(6,213)	(14,202)
Net cash provided by discontinued operations	—	8,670

Net cash used in investing activities	(6,213)	(5,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	426	—
Repurchase of stock option awards	(945)	—

Net cash used in financing activities	(519)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,061	(7,251)
CASH AND CASH EQUIVALENTS, beginning of period	10,101	18,405

CASH AND CASH EQUIVALENTS, end of period	$15,162	$11,154

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
We have evaluated subsequent events through October 30, 2009, the date the consolidated financial statements were issued. No events other than described in Note 9 would require disclosure.
2. Operations and Liquidity
In 2009 we will generate cash flow from operations from the deployment of our technology and other engineering services. As of September 30, 2009, we had approximately $15.2 million of cash and cash equivalents and $6.6 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
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
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at September 30, 2009.
4. Reclassifications
Certain reclassifications have been made to the September 30, 2008 statements of operations to conform to the September 30, 2009 presentation. These reclassifications had no impact on net income (loss).
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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our 50 percent share of Dynamic Fuels’ results of operations is reflected in the Consolidated Statements of Operations using the equity method of accounting. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of September 30, 2009, our total estimate of maximum exposure to loss as a result of our relationship with this entity was approximately $19.5 million, which represents our equity investment in this entity. The joint venture reported total assets of $141.1 million and total liabilities of $102.2 million as of June 30, 2009, and expenses and net loss of $8.0 million for the nine months ended June 30, 2009.
6. Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Basic weighted-average shares	72,540	62,643	70,015	62,620

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	50	—
Stock options	—	—	2,471	—

Diluted weighted-average shares	72,540	62,643	72,536	62,620

(1)	The unvested restricted stock units outstanding at September 30, 2009 are expected to vest over the period from October 2009 to July 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at September 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the quarter weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income (loss) per share.

	September 30,	September 30,
	2009	2008

Options, warrants and restricted stock excluded (in thousands)	8,455	18,033
Weighted-average exercise prices of options, warrants and restricted stock excluded	$4.16	$2.71
Nine month weighted average market price	$2.63	$1.30
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
As of September 30, 2009, 3,976,394 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,461,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2008	11,638,504	$3.40
Granted at market price	—	$—
Exercised	(526,069)	$0.66
Expired or forfeited	(1,670,124)	$6.46

OUTSTANDING AT SEPTEMBER 30, 2009	9,442,311	$3.01

The following table summarizes information about stock options outstanding at September 30, 2009:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,116,881	$0.66	9.14	964,431	$0.66
$1.49 – $1.55	1,010,666	1.55	3.00	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	4.96	1,140,195	2.33
$3.19 – $6.88	777,277	6.31	4.73	777,277	6.31
$7.10 – $10.14	551,974	9.73	5.74	251,974	9.23
$10.51 – $19.88	845,318	12.50	4.00	345,318	15.36

	9,442,311	$3.01		4,489,861	$3.87

A total of 4,952,450 stock options with a weighted average exercise price of $2.23 were outstanding at September 30, 2009 and had not vested.
There were no stock options granted during the nine months ended September 30, 2009 or 2008.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the nine months ended September 30, 2009 and 2008 was $645,000 and $0, respectively. The total amount of cash received in 2009 by the Company from the exercise of these options was $347,000. As of September 30, 2009, there was $11,513,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 5.15 years. In addition, as of September 30, 2009 unrecognized compensation cost related to non-vested stock options was $766,000, which will be fully amortized using the straight-line basis over the vesting period of the options, which is generally three years.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the nine months ended September 30, 2009 and 2008 was $3,594,000 and $914,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the nine months ended September 30, 2009 was $0.84 per share (total grant date fair value of $253,000). There were no awards granted during the nine months ended September 30, 2008. As of September 30, 2009, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $3,762,000. In addition, as of September 30, 2009, unrecognized compensation cost related to non-vested restricted stock units was $653,000, net of forfeitures, which is expected to be recognized over a weighted average period of two years. The total fair value of restricted stock units vested during September 30, 2009 and 2008 was $1,274,380 and $0, respectively.
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2009.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2008	1,842,000	$2.96
Granted	300,000	$0.84
Vested	(665,500)	$1.91
Forfeited	(10,000)	$10.14

NONVESTED AT SEPTEMBER 30, 2009	1,466,500	$1.12

8. Deferred Revenue
We recorded deferred revenue of $3,000,000 in the nine months ended September 30, 2009 for the remaining amount of the total purchase price for the sale of certain facilities with China Petroleum and Chemical Corporation (“Sinopec”). A partial payment of $3,000,000 and an advance payment previously recorded in deferred revenue for the transfer of certain technology documents and sale of equipment, subject to certain limitations has been recognized in technology revenue and portions of the remaining purchase price in accordance with ASC 605, “Revenue Recognition”. The partial payment for the sale of equipment to Sinopec was received in October.

9. Common Stock Purchase Agreement
On October 14, 2009, we entered into a Settlement Agreement with Fletcher International, Ltd. (“Fletcher”) to settle all legal claims arising in connection with the Investment Agreement (the “Investment Agreement”) dated November 18, 2007, between us and Fletcher. Pursuant to the terms of the Investment Agreement, under which a maximum of 12.4 million shares could be issued, Fletcher agreed to purchase $12 million worth of our stock at floating per share prices over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of our stock) and Later Investments totaling $9 million (at a discount to the trading price of our stock). Fletcher refused to close on the Initial Investment at $1.39 per share, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at $0.44 per share. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments. Each party subsequently filed legal claims against one another, with Syntroleum claiming unspecified damages against Fletcher and Fletcher claiming damages, excluding legal fees, of $14 million.
Pursuant to the terms of the Settlement Agreement, we and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher purchased 1,513,833 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until October 14, 2015, to purchase 1,892,291 shares of our common stock at an exercise price of $3.30 per share. The net proceeds to the Company were $3.8 million, after deducting fees and expenses of the offering payable by us. Under the terms of the Securities Purchase Agreement, Fletcher also has the option to purchase, on or before June 30, 2010, an additional 3,027,665 shares of our common stock, at a price of $2.64 per share, in up to two subsequent closings, at a minimum of 1,513,833 shares of common stock for the first such closing and up to the remainder, if any, at the second such closing. At any subsequent closing, Fletcher will receive a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased in such subsequent closing, with an exercise price of $3.30 per share.
Fletcher is subject to an ownership limitation of 4.95% of the outstanding shares of common stock (“Ownership Limitation”), under which Fletcher is prohibited from consummating any subsequent closing or exercising any warrant where such closing or exercise would cause Fletcher to exceed the Ownership Limitation, or from otherwise exceeding the Ownership Limitation through other avenues, including the purchase of shares in the public market.
10. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2009. Expense is not recognized unless an employee is severed.
We implemented a bonus plan in March of 2009 based on the collection of net profits for agreements associated with the sale of technology. We have recognized the total expected bonus amount in the consolidated statement of operations for the nine months ended September 30, 2009. Portions of the bonus have already been paid in the nine months of 2009 based on collection of receivables. If all of the employees remain employed through the collection of the outstanding receivables, we have a remaining commitment to pay $915,000. We expect to collect on all outstanding receivables by the end of 2009 and will pay out the bonus accordingly.
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
The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The implementation of this standard did not have a material impact on our financial position and results of operations.

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
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $150.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $5.0 million each will be required to be funded in the first quarter of 2010, if needed.

	Dynamic	Synm
Proceeds — Debt and Equity Contributions (in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$40.0	$20.0

Committed Equity Contributions from Members — 2010	$10.0	$5.0

Total Proceeds — Debt and Equity Contributions	$150.0	$25.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of September 30, 2009 was 0.30%. Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit.
This project continues to progress forward with milestones met on time and budget. Engineering work is 96 percent complete, procurement is 81 percent complete, construction is 68 percent complete and the total project is 76 percent complete. Plant start up is scheduled for the first half of 2010.
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

Results of Operations
Consolidated Unaudited Results for the Three Months and Nine Months Ended,

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenues	2009	2008	2009	2008
	(In Thousands)
Technology Revenue	$3,150	$—	$22,353	$—
Technical Services Revenue	1,261	882	3,720	2,541
Other Revenue	—	565	222	1,355

	$4,411	$1,447	$26,295	$3,896

Technology Revenue. The increase in Technology Revenue for the three months and nine months ended September 30, 2009 over the same periods in 2008 relates to the delivery of technology documents, transference of the technology and the sale of certain technology equipment. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for a process design package for Dynamic and other engineering services increased 43 percent for the quarter ended September 30, 2009 compared to the same period last year and 46 percent for the nine months ended September 30, 2009 compared to the same period last year. This increase is attributable to increased technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of the Dynamic Fuels plant.
Other Revenue. Other revenues decreased in the quarter ended and nine months ended September 30, 2009 compared to the same periods last year. The increased revenue in 2008 consisted of GTL fuel sales and recognition of revenue for the completion of the second milestone for our work with testing of 500 gallons of renewable jet fuel in the amount of $770,000. Our contract with the Department of Defense is complete and we do not expect to receive significant revenues from the sale of our remaining GTL fuel produced from our demonstration plant in the future.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Costs and Expenses	2009	2008	2009	2008
	(In Thousands)
Engineering	$629	$946	$2,835	$3,274
Depreciation and amortization	88	133	276	436
Non-cash equity compensation	583	180	3,594	914
General, administrative and other	1,558	1,504	5,784	4,851

	$2,858	$2,763	$12,489	$9,475

Engineering. Expenses from engineering activities decreased in the third quarter ended September 30, 2009 compared to the same period in 2008 primarily from higher analytical expenses associated with certain revenue producing contracts in 2008.
Non-cash Equity Compensation. Non-cash equity compensation increased in the quarter ended and nine months ended September 30, 2009 compared to the same period in 2008. The increased expense primarily relates to the vesting of stock options and awards to all employees. The awards vest upon the achievement of certain company milestones relating to the Dynamic Fuels plant and we expect these awards to be fully expensed by the second quarter of 2010.
General, Administrative and Other. For the nine months ended 2009 compared to the same period in 2008, the general and administrative expenses increased. The increase relates to increased legal fees from ongoing litigation with Fletcher International, Ltd. (“Fletcher”) as discussed in Note 9 in the footnotes to the Consolidated Financial Statements and for bonus compensation for the execution and delivery of technology document agreements. The litigation with Fletcher was settled subsequent to the end of the quarter ended September 30, 2009 and we expect to see a decrease in general and administrative expenses in the future.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Other Income and Expenses	2009	2008	2009	2008
	(In Thousands)
Investment and Interest Income	$20	$87	$83	$476
Loss from Dynamic Investment	(844)	33	(4,013)	(424)
Other Income (Expense), net	50	8	58	22
Foreign Currency Exchange	(1,021)	2,106	(2,733)	833

	$(1,795)	$2,234	$(6,605)	$907

Loss from Dynamic Investment. Loss from our investment in Dynamic Fuels changed in the nine months ended September 30, 2009 due to initial operating expenditures. Expenses incurred in the nine months of 2009 include site rent, project development, site selection, equipment evaluation and labor expenditures for operations staff. In anticipation of plant operation in 2010, expenditures incurred for Dynamic Fuels total approximately $8,025,000 for the nine months ended June 30, 2009. Approximately $4,400,000 is attributable to the expense associated with marking the Dynamic Fuels interest rate swap to market and monthly interest expense associated with the swap payments. The swap is discussed in Significant Developments. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Liquidity and Capital Resources
General
As of September 30, 2009, we had $15,162,000 in cash and cash equivalents.
At September 30, 2009, we had $6,585,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other revenue, of which $3,000,000 was received in October of 2009. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $3,249,000 as of September 30, 2009.
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
Cash Flows
Cash flows provided by operations was $11,793,000 during the nine months ended September 30, 2009, compared to cash flows used in operations of $1,719,000 during the nine months ended September 30, 2008. The increase in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $16,000,000 and engineering technical services.
Cash flows used in investing activities were $6,213,000 during the nine months ended September 30, 2009, compared to $5,532,000 during the nine months ended September 30, 2008. We funded $6,000,000 into Dynamic Fuels in April of 2009 and have committed to an additional $5,000,000 investment in the first quarter of 2010, if needed. We expect to utilize cash flows provided by operations for this investment. The cash used in investing activities in 2008 included a $14,000,000 investment into Dynamic Fuels. This investment was offset by the sale of assets associated with our discontinued operations such as, receipt of payments from AEERL of $7,266,000 and the proceeds from the sale of the Technology Center of $1,100,000. We do not have any other assets for sale related to our discontinued operations.
Cash flows used in financing activities during the nine months ended September 30, 2009 was $519,000 compared to $0 during the nine months ended September 30, 2008. The cash used in financing was primarily due to cash repurchase of options from certain employees of the Company.

Contractual Obligations
Our operating leases include leases for our office space located in Tulsa, Oklahoma.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2009. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $150.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $5.0 million each will be required to be funded in the first quarter of 2010, if needed. Timing of funding is contingent based on cash needs during commissioning. We expect to fund the remaining 2010 commitment from available cash. The plant is expected to begin commercial operations by the third quarter of 2010.
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
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 14, 2009, we entered into a Settlement Agreement with Fletcher International, Ltd. (“Fletcher”) to settle all legal claims arising in connection with the Investment Agreement (the “Investment Agreement”) dated November 18, 2007, between us and Fletcher. Pursuant to the terms of the Investment Agreement, under which a maximum of 12.4 million shares could be issued, Fletcher agreed to purchase $12 million worth of our stock at floating per share prices over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of our stock) and Later Investments totaling $9 million (at a discount to the trading price of our stock). Fletcher refused to close on the Initial Investment at $1.39 per share, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at $0.44 per share. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments. Each party subsequently filed legal claims against one another, with Syntroleum claiming unspecified damages against Fletcher and Fletcher claiming damages, excluding legal fees, of $14 million.
Pursuant to the terms of the Settlement Agreement, we and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher purchased 1,513,833 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until October 14, 2015, to purchase 1,892,291 shares of our common stock at an exercise price of $3.30 per share. The net proceeds to the Company were $3.8 million, after deducting fees and expenses of the offering payable by us. Under the terms of the Securities Purchase Agreement, Fletcher also has the option to purchase, on or before June 30, 2010, an additional 3,027,665 shares of our common stock, at a price of $2.64 per share, in up to two subsequent closings, at a minimum of 1,513,833 shares of common stock for the first such closing and up to the remainder, if any, at the second such closing. At any subsequent closing, Fletcher will receive a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased in such subsequent closing, with an exercise price of $3.30 per share.
We cannot predict with certainty the outcome or effect of any other litigation matters. There can be no assurance that our belief or expectations as to the outcome or effect of any lawsuit or other litigation matter will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Item 1A.	Risk Factors.
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
Not applicable.
Use of Proceeds.
Pursuant to our Registration Statement on Form S-3 (No. 333-157879) effective May 22, 2009, we issued and sold 1,513,833 shares of our common stock to Fletcher International, Ltd. on October 14, 2009 for an aggregate purchase price of $4,000,000 or approximately $2.64 per share. In connection with the same transaction and pursuant to such Registration Statement, Fletcher was also issued a warrant to purchase an additional 1,892,291 shares of our common stock at an exercise price of $3.30 per share and in addition has a contractual right to purchase additional shares of common stock. The terms of this transaction are described in more detail under Item 1. Legal Proceedings above and were also described in our Prospectus Supplement on Form 424B2 and our Current Report on Form 8-K filed with the Commission on October 14, 2009, the terms of which are incorporated herein by reference.
The offering pursuant to such Prospectus Supplement has been completed subject to Fletcher’s right to acquire additional shares in the future. We did not engage an underwriter in connection with this transaction. All proceeds were received by us for our benefit. As of this date, all proceeds from the sale of common stock to Fletcher, net of approximately $210,000 of broker, legal fees and expenses related to the offering, have been or are expected to be used by us for general corporate purposes. While it is anticipated that most of the net proceeds will be used for working capital, we may use proceeds for capital expenditures, acquisitions and repurchases and redemptions of securities.
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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: October 30, 2009	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2009	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher