Form 10-K
period 2009-12-31
SYNTROLEUM CORP
filed 2010-02-26
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009.

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
Warrants to Purchase Common Stock, par value $.01 per share
Securities Registered Pursuant to Section 12(g) of the Act:
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑
At June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $135,000,000 based on the closing price of such stock on such date of $2.23 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).
At February 19, 2010, the number of outstanding shares of the registrant’s common stock was 76,214,577.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of December 31, 2009 for its 2010 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, anticipated costs and schedules to design, construct and operate these plants, expected production of ultra-clean fuel, financing activities (debt and equity), the value and markets for plant products, certification, characteristics and use of plant products, the continued development of Syntroleum’s technologies (alone or with co-venturers), anticipated expenses and expense reductions, anticipated cash outflows, anticipated revenues, availability of catalyst materials, and finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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
The focus of Syntroleum Corporation and subsidiaries (the “Company” or “Syntroleum”) is the commercialization of our innovative technology to produce synthetic liquid hydrocarbons that are substantially free of contaminants normally found in conventional hydrocarbon products. Our technologies include second and third generation renewable fuels technology. We also focus on military grade fuels development, including setting the military synthetic fuel standard and project development of plants in equity ventures.
Our Syntroleum® Technologies consist of three core technologies, gasification, Fischer-Tropsch (“FT”), and hydro-processing, Synfining™ or Bio-Synfining™. We are currently commercializing our FT technology via China Petroleum and Chemical Corporation (“Sinopec”) and commercializing our Bio-Synfining™ technology via Dynamic Fuels, LLC.
Our Bio-Synfining™ Technology or second generation renewable fuels technology, processes triglycerides and/or fatty acids from fats and vegetable oils with heat (thermal depolymerization), hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
Bio-Synfining™ is a “flexible feedstock/flexible synthetic fuel” technology. A Bio-Synfining™ facility is designed to process a wide range of feedstocks including vegetable oils, fats, fatty acids and greases into synthetic ultra-clean middle distillate fuels, including summer grade to arctic grade diesel fuel, heating oil, jet fuel (subject to certification), naphtha and propane.
We believe the fuels produced from our Bio-Synfining™ Technology offer several advantages (much like FT fuels) over other renewable and petroleum-based diesel fuels, including higher cetane levels, near zero sulfur and superior thermal stability. The unblended diesel fuel can be used in existing diesel engines with no modifications. The feedstock can also be upgraded into ultra-clean, high quality synthetic jet fuel (subject to certification). Further, the synthetic fuel produced by Bio-Synfining™ facilities may be blended with petroleum based diesel to help those fuels achieve superior environmental and performance characteristics. We believe the fuel will be compatible with existing conventional fuel infrastructures.
The past operations of the Company consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process or 3rd generation renewable fuels technology. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. We are also applying our technology to convert synthesis gas derived from coal (“coal-to-liquids” or “CTL”) or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology (“Syntroleum® Technologies”) to the energy industry through strategic relationships and sales and licensing of our technology.
We also are a partner in a joint venture and continue to seek to form other joint ventures for projects that utilize our Syntroleum® Technologies. We license or sell our Syntroleum® Technologies, (which we refer to as the “Syntroleum® Process” the “Synfining® Process and our Bio-Synfining™ Technology) to others.
Bio-Synfining™ Projects — Dynamic Fuels
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility is being constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic products beginning in 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.

The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million and are due October 1, 2033. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $30.0 million in total will be required to be funded in the first half of 2010.

Proceeds — Debt and Equity Contributions (in Millions)	Dynamic Fuels	Synm Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$40.0	$20.0

Committed Equity Contributions from Members — 2010	$30.0	$15.0

Total Proceeds — Debt and Equity Contributions	$170.0	$35.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of December 31, 2009 was 0.20%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.
This project continues to progress forward. Plant start up is scheduled for the first half of 2010 and full rate operations are expected during the third quarter of 2010. All major pieces of equipment and reactors have been installed, but the project has encountered construction delays. The primary construction delay has been the installation of piping to connect the installed plant equipment. The cash impact of the delay has resulted in an additional $20 million in costs to the total project, of which Syntroleum must contribute 50%. This includes increased working capital for operations staff and financing costs that were previously expected to be funded by operations. Both parties have committed to funding the cost overrun in the second quarter of 2010.
Tyson is responsible for supplying feedstock to the plant, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage due to the types of fats to be utilized. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 75% diesel, 16% naphtha and 9% liquefied petroleum gases. We expect that Dynamic Fuels will be eligible for a federal excise tax credit (if extended) of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced.
Business Strategy
Our objective is to be the leading independent provider of our Syntroleum® Technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:
Focus on commercialization through project development. The Dynamic Fuels facility is the first of what we plan to be several production facilities envisioned in the business model.
Transfer the Syntroleum® Process. We successfully executed a transfer of our technology to Sinopec in 2009. Sinopec is also dismantling and relocating our Catoosa Demonstration Facility (“CDF”) to China for further research and development. This relocation is expected to be completed in the first quarter of 2010. We continue to support our existing and future licensees in their efforts to develop new BTL, GTL and CTL technologies through our engineering support activities and catalyst supply agreements. Our license agreements obligate us to apprise licensees of upgrades and improvements in the Syntroleum® Process.
Provide Support and Process Design Packages through Engineering Services. We continue to provide support to our licensees and prospective licensees through engineering services. Engineering services consist of process design packages, or (“PDPs”), project management, technology design application and other support for our Syntroleum® Technologies.
Cost structure improvement. We continue to operate with 19 employees, of which 13 are engineers.

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
We believe the key advantages of the Syntroleum® Process over other GTL technologies are our (1) proprietary attrition-resistant slurry catalyst, (2) FT catalyst regeneration technology, and (3) capability to operate at high catalyst productivities with both dilute and un-dilute syngas.
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
The Syntroleum® Process involves two catalytic reactions: (1) conversion of carbon containing material into synthesis gas and (2) conversion of the synthesis gas or coal-derived or biomass dervied syngas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:
Syngas may be generated from various carbon-bearing feedstocks by means of several commercial and developmental processes. Coal gasifiers, for example, have been available commercially from licensors for many years. Biomass gasification technologies are also available today that can be efficiently integrated into FT plants for production of third generation biofuels (BTL).
Syntroleum offers an air-based autothermal reforming technology for producing syngas from natural gas. This flameless autothermal reformer (“ATR”) is similar to units used for over 30 years in the ammonia industry. The nitrogen in the gas entering the ATR passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced. As with syngas from any feedstock and process, trace contaminants may be removed from the process stream and are not incorporated into the finished products.
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
Syntroleum Advantage
We believe that our Syntroleum® Technologies will be attractive technologies for companies reviewing methods of producing their natural gas, coal reserves or bio-mass using non-traditional methods. We believe the Syntroleum® Process will enable owners of non-traditional natural gas or coal reserves to monetize a portion of these resources by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:
produced substantially free of undesirable products normally found in fuels;
used as blending stock to upgrade conventional fuels and specialty products made from crude oil;
used blended or unblended in traditional internal combustion engines to reduce emissions; and
transported through existing distribution infrastructures for refined products.
Bio-Synfined™ fuel compared to Biodiesel
Unlike conventional biodiesel and ethanol fuels, our Bio-Synfined™ fuel products can be used as a finished product and do not require blending to be used in existing engines. Our products can also be blended with petroleum-based fuels in any ratio. Our products can be transported through existing distribution infrastructures and used in existing automotive diesel engines and jet engines without modification. The life cycle greenhouse gas emissions for our fuels are on average 75% less than for petroleum diesel.
Resource Base
Bio-Feedstocks
Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes. The Free Fatty Acid (“FFA”) content is less than or equal to 1%, simplifying the biodiesel production process compared to high-FFA feedstocks. Approximately 19.4 billion pounds of soybean oil were produced in the U.S. in 2009 according to the U.S. Census Bureau. Other vegetable oil feedstocks include rapeseed, which is most common in Europe, in addition to palm, cottonseed, corn and many other oils.
Animal Fats. Edible tallow has a FFA content of up to 0.75%, and inedible tallow has a FFA content of up to 10%. Approximately 3.6 billion pounds of inedible tallow and 1.4 billion pounds of poultry fat were produced in the U.S. in 2008 according to the U.S. Census Bureau. Other animal fat feedstocks include fish oil, pork, as well as other fats and lards with high FFA content.
Recycled greases. Yellow grease has a FFA content of up to 15% and brown grease has an FFA content of more than 15%, greatly reducing its use and subsequent demand for biodiesel production. Approximately 1.7 billion pounds of yellow grease were produced in the U.S. in 2008 according to the U.S. Census Bureau. Our Bio-Synfining™ process can completely deoxygenate FFA’s and allows us to utilize a much lower valued feedstock to create a high quality product.
Market Demand
We believe market potential exists for the Syntroleum® Technologies and products because of steadily increasing demand for transportation fuels, the anticipated increased demand for ultra-clean fuels for internal combustion engines, and the existing demand for high-quality specialty products—underpinned by the natural gas, coal, biomass and biofeedstocks worldwide. We expect demand for products created via Syntroleum® Technologies to result from government legislation.

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
The renewable fuels tax credit legislated in the EPACT was set to expire at the end of 2008 unless extended by Congress. Typically, Congress renews tax subsidies annually in what is known as “tax extenders” legislation. It was extended one year in the tax extenders bill at the end of 2008 to the end of 2009. The House passed a tax extenders bill in December 2009 that included the $1.00 per gallon tax credit, but the Senate failed to address tax extenders As a result, the renewable fuels tax credit expired at the end of fiscal year 2009; however the credit may be extended retroactively to January 1, 2010 by Congress when it addresses tax extenders legislation in the new year in order to continue support of renewable fuel development, and to meet mandated production levels.
EPACT also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS) to set the volumes of renewable fuels that must be sold in the United States. The RFS was originally set for biofuels to increase from 4 billion gallons in 2006 and to 7.5 billion gallons on 2012. In May, 2009, the EPA proposed rules for RFS2, which would expand mandates to 36 billion gallons of renewable fuels to be used by petroleum refiners by 2022, of which 1 billion gallons must be biomass based diesel by 2012 (biodiesel, renewable diesel and biomass to liquids based diesel) and 21 billion gallons must be advanced biofuel (excludes conventional corn ethanol) by 2022. The EPA issued final rules related to RFS2 in February 2010.
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
We currently own, or have licensed rights to 51 active patents, and are actively prosecuting 59 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Two of Syntroleum’s initial patents expired in 2009. However most of Syntroleum’s patents have been issued since the late 1990’s and will not expire until 2017. Patent rights are granted for a term of 20 years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.
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
Employees
As of February 19, 2010, we had 19 employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.

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
Risks Relating to Our Technology
We might not successfully commercialize our technology, and commercial-scale plants based on the Syntroleum® Process may never be successfully constructed or operated by ourselves or our licensees.
We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. No commercial-scale plant based on the Syntroleum® and Synfining® Processes has been operational to date. A commercial-scale plant based on the Syntroleum® and Synfining® Processes may never be successfully built either by us or by our licensees. Success depends on our licensees’ ability to economically design, construct and operate commercial-scale plants based on the Syntroleum® Technologies which depends on a variety of factors, many of which are outside our control.
Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any license fees under our license agreements. To date, no licensee of the Syntroleum® Technologies has exercised its right to obtain a site license. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® Technologies will depend on a variety of factors outside our control, including the prevailing view regarding the price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to by Tyson in the limited liability company agreement relating to Dynamic Fuels.
Commercial-scale plants based on the Syntroleum® Technologies might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.
A variety of results necessary for successful operation of the Syntroleum® Technologies could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant or demonstration plant basis. Results that could cause commercial-scale plants based on the Syntroleum® and Synfining® Processes to be unsuccessful include:
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
In addition, these plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum® Technologies.
Many of our competitors have significantly more resources than we do, and technologies developed by competitors could become more commercially successful than ours or render our technologies obsolete.
Development and commercialization of FT and renewable fuels technologies is highly competitive, and other technologies could become more commercially successful than ours. The Syntroleum® Technologies are based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies as well as independent technology providers that have developed or are developing competing FT or renewable fuels technologies. These companies typically have significantly more resources than we do.
As our competitors continue to develop FT and renewable fuels technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage forcing us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire or develop new technology.
Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of our Syntroleum® Technologies could give rise to claims that our technology infringes upon the rights of others.
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
Commercialization of the Syntroleum® Technologies may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. We may not become aware of patents or rights that may have applicability in the GTL, BTL, CTL or renewable fuels industry until after we have made a substantial investment in the development and commercialization of those technologies. Third parties may claim that we have infringed upon past, present or future GTL, BTL, and CTL or renewable fuels technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our co-venturers, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing proprietary GTL, CTL, BTL or renewable fuels technologies competitive with the Syntroleum® and Synfining® Processes and Bio-Synfining™ Technology, have significantly more resources to spend on litigation.
We could have potential indemnification liabilities to licensees relating to the operation of plants based on our Syntroleum® Technologies or intellectual property disputes.
Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if plants based on the Syntroleum® and Synfining® Processes or our Bio-Synfining™ Technology were to fail to operate as designed. Generally our license agreements require us to indemnify the licensee, subject to certain limitations against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Syntroleum® Technologies;

•	acts or omissions by us in connection with our preparation of process design packages (“PDP”) for plants; and

•	performance guarantees that we may provide.

Risks Relating to Products of the Syntroleum® Technologies
The U.S. renewable fuels industry is highly dependent on a mix of federal and state legislation and regulation and any changes in legislation or regulation could harm our business and financial condition.
Federal tax incentives make the cost of renewable diesel production significantly more competitive with the price of diesel. Currently, under the Energy Independence Act and the Energy Policy Act of 2005, or EPACT, the tax credit for producers of diesel/renewable diesel blends of up to a $1.00 tax credit per gallon expired on December 31, 2009. There can be no assurance that it will be renewed on similar terms, if at all. Additionally, the credit for producers of naphtha and liquid petroleum gases of $0.50 per gallon tax credit expired on December 31, 2009. There can be no assurance of this credit’s continued existence, and its elimination would be harmful to our business and financial condition. Finally, these credits and other federal and state programs that benefit renewable diesel generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, which might in the future be the subject of challenges. The elimination or significant reduction in the renewable diesel tax credit or other programs could harm our results of operations and financial condition.
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
In 2009, we generated cash flow from operations from the deployment of our technology and other engineering services. In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2009, we had approximately $25.0 million of cash and cash equivalents and $3.3 million of accounts receivable to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
We expect that we will need to raise additional capital to accomplish our business plan over the next several years. We expect to seek to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements, sale of assets and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
If adequate funds are not available, we may be required to reduce, delay or eliminate expenditures for our future plant development and other activities, or seek to enter into a business combination transaction with or sell assets to another company. We could also be forced to license to third parties the rights to commercialize additional products or technologies that we would otherwise seek to develop ourselves. The transactions outlined above may not be available to us when needed or on terms acceptable or favorable to us.
We need to remain listed on the NASDAQ stock market to be able to access adequate funding from time to time. We could face de-listing issues that would impair the liquidity of our stock and our availability to access the capital markets.
Our stock price has remained above $1.00 per share since March, 2009. NASDAQ rules call for the potential de-listing of a company if its stock trades under $1.00 per share for 30 consecutive days. If our stock price declines to below $1.00 per share again, we can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.
Construction and operations of plants based on the Syntroleum® Technologies will be subject to risks of delay and cost overruns.

The construction and operation of plants based on the Syntroleum® Technologies will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	difficulty in obtaining necessary permits or approvals.
We have incurred losses.
As of December 31, 2009, we had an accumulated deficit of $332.9 million. We achieved profitability from continuing operations in 2009 for the first time. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize and continue to upgrade the Syntroleum® and Synfining® Processes and Bio-Synfining™ technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.
Our anticipated expense levels are based in part on our expectations as to future operating activities and not on historical financial data. We plan to continue funding project development activities. Capital expenditures will depend on progress we make in developing various projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.
If prices or margins for crude oil, natural gas, coal, vegetable oils and fats and other commodities are unfavorable, plants based on the Syntroleum® Technologies may not be economical.
Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® Technologies are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, vegetable oils and refined products include:
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
We cannot predict the future markets and prices for oil, natural gas, coal or other materials used in the Syntroleum® Technologies or refined products.
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
We depend to a large extent on the performance of our executive officers, including Edward G. Roth, our Chief Executive Officer, Karen L. Gallagher, our Senior Vice President of Finance and Principal Financial Officer. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 31, 2009, we had 19 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.
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
We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:
•	timing of any construction by us or our licensees of plants;

•	demand for licenses or other technology transfer agreements of the Syntroleum® Technologies and receipt and revenue recognition of license fees;

•	feedstock prices;

•	prices for refined products;

•	demand for synthetic fuels and specialty products;

•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

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
We are subject to extensive laws relating to the protection of the environment, and these laws may increase the cost of designing, constructing and operating our plants based on the Syntroleum® Technologies or affect demand for the products of these plants.
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
We lease a corporate facility in Tulsa, Oklahoma. The lease expires in 2011 with an option to renew and provides for payments of approximately $85,500 annually.
We lease approximately 10 acres of land at the Port of Catoosa near Tulsa, on which we have constructed a nominal 70 b/d GTL demonstration plant as part of our clean fuels project with the DOE known as the “DOE Catoosa Project.” This lease runs through May 2011 and the rent expense is approximately $47,000 annually. This demonstration plant was mothballed in 2006 and dismantlement and relocation to China began in 2009 and will be completed in 2010.

Item 3.	Legal Proceedings
On October 14, 2009, we entered into a Settlement Agreement with Fletcher International, Ltd. (“Fletcher”) to settle all legal claims arising in connection with the Investment Agreement (the “Investment Agreement”) dated November 18, 2007, between us and Fletcher. Pursuant to the terms of the Investment Agreement, under which a maximum of 12.4 million shares could be issued, Fletcher agreed to purchase $12 million worth of our stock at floating per share prices over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of our stock) and Later Investments totaling $9 million (at a discount to the trading price of our stock). Fletcher refused to close on the Initial Investment at $1.39 per share, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment of $0.44 per share. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments. Each party subsequently filed legal claims against one another, with Syntroleum claiming unspecified damages against Fletcher and Fletcher claiming damages, excluding legal fees, of $14 million.
Pursuant to the terms of the Settlement Agreement, we and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher purchased 1,513,833 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until October 14, 2015, to purchase 1,892,291 shares of our common stock at an exercise price of $3.30 per share. The net proceeds to the Company were $3.8 million, after deducting fees and expenses of the offering payable by us. Under the terms of the Securities Purchase Agreement, Fletcher also has the option to purchase, on or before June 30, 2010, an additional 3,027,665 shares of our common stock, at a price of $2.64 per share, in up to two subsequent closings. Fletcher initiated the initial subsequent closing on December 30, 2009 whereby Fletcher purchased 1,892,290 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until December 30, 2015, to purchase 2,365,362 shares of our common stock at an exercise price of $3.30 per share. The Company received net proceeds of approximately $4.9 million, after deducting fees and expenses of the offering payable by us. Fletcher may purchase up to 1,135,375 in a final subsequent closing and will receive a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased in such subsequent closing, with an exercise price of $3.30 per share.
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
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with SINOPEC. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. Mr. Ghandour selected the independent auditor and we agreed to the selection. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. No hearing dates have been established. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices. Our common stock is traded on the NASDAQ Stock Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2009 and 2008.

	Sales Price
	High	Low
Year Ended December 31, 2009:
First Quarter	$1.46	$0.61
Second Quarter	$2.58	$1.34
Third Quarter	$3.13	$1.97
Fourth Quarter	$2.76	$2.02

Year Ended December 31, 2008:
First Quarter	$0.99	$0.46
Second Quarter	$2.73	$0.66
Third Quarter	$2.24	$0.97
Fourth Quarter	$1.09	$0.54
Record Holders. The 76,214,577 shares of our common stock outstanding at February 19, 2010, were held by approximately 1,200 record holders (including brokerage firms and other nominees).
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
Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility in response to numerous factors, including publicity regarding actual or potential results with respect to development of the Syntroleum® Technologies and the design, construction and commercial operation of plants using our process, announcements of technological innovations by others with competing processes, developments concerning intellectual property rights, including claims of infringement, annual and quarterly variances in operating results, changes in energy prices, competition, changes in financial estimates by securities analysts, any differences in actual results and results expected by investors and analysts, investor perception of our favorable or unfavorable prospects and other events or factors. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock.
We are required to maintain standards for listing of our common stock on the NASDAQ Stock Market, and we cannot assure you that we will be able to do so. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.
Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 5% percent of the outstanding shares of our common stock as of February 19, 2010. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.
Issuer Repurchases of Equity Securities
Neither we nor anyone acting on our behalf or that of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2009.

Equity Compensation Plans
The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2009.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(excluding securities
	Warrants and Rights	Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)(2)	8,501,811	$3.12	4,034,394

Equity Compensation Plans Not Approved by Security Holders (3)(4)(5)	5,250,000	$2.62	4,307,096

Total	13,751,811	$2.93	8,341,490

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, as amended, including the Stock Option Plan for Outside Directors.

(2)	Includes up to 75,000 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6.40 and $7.98 per share for warrants issued since October 2004.

(3)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our previous Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The ability to exercise the options will terminate upon the tenth anniversary of the date of the grant.

(4)	Includes up to 4,250,000 shares to be issued upon exercise of warrants issued to Tyson. The warrants are issuable upon Tyson remaining at least a 10% equity owner in Dynamic and upon commercial operation of the plant. The warrants have an exercise price of $2.87 per share. An additional 4,000,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.

(5)	We have registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2009, we have issued 442,904 shares under this Plan.

Performance Graph
The following performance graph compares the performance of our common stock during the period beginning on December 31, 2004 and ending on December 31, 2009 to the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) and an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.
VALUE OF $100 INVESTMENT
ASSUMING REINVESTMENT OF DIVIDENDS AT DECEMBER 31, 2004, AND AT THE END OF EVERY FISCAL YEAR, AND THROUGH DECEMBER 31, 2009

Item 6.	Selected Financial Data
The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$27,432	$4,890	$16,472	$2,700	$464
Income (loss) from continuing operations	12,469	(8,381)	(10,362)	(28,506)	(25,310)
Investment, interest, other income (expense), foreign currency, taxes and minority interest	(7,309)	2,933	518	436	3,473
Income (loss) from discontinued operations	(122)	1,310	13,595	(26,555)	(19,557)
Net income (loss)	$5,038	$(4,138)	$3,751	$(54,625)	$(41,394)
Basic and diluted per share amounts —
Income (loss) from continuing operations	$0.07	$(0.09)	$(0.17)	$(0.50)	$(0.41)
Income (loss) from discontinued operations	$0.00	$0.02	$0.23	$(0.48)	$(0.36)
Net income (loss)	$0.07	$(0.07)	$0.06	$(0.98)	$(0.77)

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$27,307	$7,709	$22,401	$29,199	$46,095
Total assets	58,861	38,838	32,291	43,937	89,705
Convertible debt	—	—	—	27,641	25,925
Deferred revenue	25,668	22,613	22,578	21,840	20,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Operating Revenues
During the periods discussed below, our revenues were primarily generated from the sale or transfer of our technology with certain restrictions, technical services revenue from engineering service rendered to Dynamic Fuels for the PDP as well as other engineering services, licensing revenue from Marathon, reimbursement for research and development activities associated with the Syntroleum® Process and sales of products for testing purposes. In the future, we expect to receive revenue from engineering technical services, royalties and other income from our jointly owned subsidiary Dynamic Fuels, sales and licensing of our technologies and product sales or royalties for the use of GTL, BTL and CTL plants in which we will own an equity interest.
Until the commencement of commercial operation of our Dynamic Fuels facility located in Geismar, Louisiana, we expect that cash flow relating to our Syntroleum® Technologies will consist primarily of revenues associated with technical services provided by our engineers and sales and licensing of our technology. Upon commercial operations of our Dynamic Fuels facility we will receive royalty fees based on the production of the facility. Commercial operations are expected to begin in the second half of 2010. We expect to receive additional profits from the operations of the facility based on our proportionate equity ownership of the plant. We may receive revenues associated with the sale of the use of our technology to certain customers with limited rights in certain geographic areas. Our future operating revenues and investments in projects will depend on the successful commercial construction and operation of the Dynamic Fuels facility or other GTL, BTL or CTL plants based on the Syntroleum® Process, the success of competing GTL technologies, and other competing uses for natural gas, biomass or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, animal fats, fuel and specialty product prices and trends in environmental regulations. If the price of these products increases (decreases), there could be a corresponding increase (decrease) in operating revenues.
We continue to incur operating expenses with respect to commercializing our Syntroleum® Technologies and do not anticipate recognizing any significant revenue production from the Dynamic Fuels Bio-Synfining™ facility until the second half of 2010.
Operating Expenses
Our operating expenses historically have consisted primarily of engineering, including third party engineering, the construction and operation of the Catoosa Demonstration Facility, pilot plant, research and development expenses and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expenses and expenses associated with other related administrative functions.
We have also recognized depreciation, depletion and amortization expense related to office and computer equipment, buildings and leasehold improvements and patents. We have reduced our costs and expenses over the past three years with the completion of our research and development efforts related to running the CDF and Pilot Plant, operating costs declined as a result of suspending operations at both plants, reducing our workforce and focusing on cost minimization. Our current workforce consists of engineers and general and administrative employees. The implementation of these cost saving measures had a significant favorable impact on our operating expenses and we expect to continue to focus on these cost saving measures on a go-forward basis. We do not expect to rehire any of the employees included in the reductions. Our operating expenses are not expected to increase further within the near future.

We have incurred costs related specifically to the development and design of the Bio-Synfining™ and Syntroleum® Process. These costs, which relate primarily to engineers, outside contract services for initial engineering, design, and development are included in engineering costs in our consolidated statements of operations.
We have invested $24.25 million of cash into our Dynamic Fuels Bio-Synfining™ plant in which we own an interest for our portion of start-up and capital expenditures, including working capital for our share of the engineering design, construction and start-up of the plant. Upon the commencement of commercial operations of a plant, we will incur our share of initial working capital which includes expenses relating primarily to the cost of feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs. Due to the substantial capital expenditures associated with the construction of a Bio-Synfining™ plant, we expect the plant will incur significant depreciation and amortization expense in the future.
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple stand-alone commercial plants in the United States. The first facility is being constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic products beginning in 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million and are due October 1, 2033. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $30.0 million in total will be required to be funded in the first half of 2010.

Proceeds — Debt and Equity Contributions (in Millions)	Dynamic Fuels	Synm Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$40.0	$20.0

Committed Equity Contributions from Members — 2010	$30.0	$15.0

Total Proceeds — Debt and Equity Contributions	$170.0	$35.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of December 31, 2009 was 0.20%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.
This project continues to progress forward. Plant start up is scheduled for the first half of 2010 and full rate operations are expected during the third quarter of 2010. All major pieces of equipment and reactors have been installed, but the project has encountered construction delays. The primary reason construction delay has been the installation of piping to connect the installed plant equipment. The cash impact of the delay has resulted in an additional $20 million in costs to the total project, of which Syntroleum must contribute 50%. This includes increased working capital for operations staff and financing costs that were previously expected to be funded by operations. Both parties have committed to funding the cost overrun in the second quarter of 2010.
Tyson is responsible for supplying feedstock to the plant, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage due to the types of fats to be utilized. The feedstock slate will be subject to change based upon market availability and other factors. We currently expect that the first facility will produce approximately 77% diesel, 13% naphtha and 10% liquefied petroleum gases. We expect that Dynamic Fuels will be eligible for a federal excise tax credit (if extended) of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced.

Discontinued Operations
Research and Development
Our policy is to expense costs associated with the Catoosa Demonstration Facility and pilot plant, and research and development costs as incurred in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 730 Research and Development. All of these research and development expenses were associated with the development of our Syntroleum® Process. The Catoosa Demonstration Facility expenses previously included costs to maintain and operate the facility for further research and development as well as for demonstrations for licensees and other customers. The expenses associated with the facility in 2009 include certain expenses associated with the mothball state of the facility, primarily rent and utilities associated with the office space. Research and development expenses previously included costs to operate our laboratory and technology center, salaries and wages associated with these operations, research and development services performed by universities, consultants and third parties and additional supplies and equipment for these facilities. Our policy is to expense costs associated with the development of GTL plants or other projects until we begin our PDP and front-end engineering and design program on the respective projects. We have incurred costs related specifically to the development of the Syntroleum® Process.
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
Results of Operations
Consolidated Results for the Years Ended December 31,

Revenues	2009	2008	2007
	(in thousands)
Technology Revenue	$22,503	$—	$—
Licensing Revenue from Marathon	—	—	13,665
Technical Services Revenue	1,940	576	394
Technical Services Revenue from Dynamic Fuels	2,767	2,592	1,554
Other Revenue	222	1,722	859

Total Revenues	$27,432	$4,890	$16,472

Technology Revenue. Technology Revenue was $22,503,000 for the year ended December 31, 2009 and relates to the delivery of technology documents, transference of technology and the sale of certain technology equipment. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Licensing Revenue from Marathon. Licensing revenue of $13,665,000 for the year ended December 31, 2007 related to the Consolidation and License Agreement granted to Marathon in January 2007 of $12,665,000 and the recognition of previously deferred license fee credits of $1,000,000. The new Licensing Agreement was entered into to settle a convertible debt obligation to Marathon for funding a portion of our Catoosa Demonstration Facility. We do not anticipate receiving additional licensing revenue from Marathon in the near term.
Technical Services Revenue. Revenues from engineering services for a PDP for Dynamic and other engineering services increased in 2009 compared to 2008 and 2007 revenues. This increase is attributable to increased technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels. Revenue from Dynamic Fuels is expected to be significantly less in 2010 as the project is nearly completed and the plant is expected to be operational in the second half of 2010. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2010.

Other Revenue. Other revenues decreased in the year ended December 31, 2009 compared to the same periods last year. The increased revenue in 2008 consisted of GTL fuel sales and recognition of revenue for the completion of the second and third milestone for our work with testing 600 gallons of renewable jet fuel in the amount of $1,012,000 in 2008 and $220,000 in 2007. Revenue in 2007 also consisted of fuel sales to the Department of Transportation of approximately $144,000. We have sold all of our FT fuel from our demonstration facility and do not expect to recognize future revenues from this revenue source.

Operating Costs and Expenses	2009	2008	2007
	(in thousands)
Engineering	3,416	3,803	5,753
Depreciation, depletion, amortization	339	620	745
Non-cash equity compensation	4,180	2,418	4,980
General and administrative and other	7,028	6,430	15,356

Total Operating Costs and Expenses	$14,963	$13,271	$26,834

Engineering Expense. The decrease in expenditures in 2009 compared to 2008 and 2007 consists of decreased salaries due to a lower number of engineers and decreased expenditures associated with outside engineering firms for work on mechanical reactor designs.
Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees increased in 2009 compared to 2008 and decreased from expense recognized in 2007. These changes in expense primarily relate to a reduction in work force resulting in cancellation of awards and new awards granted in the fourth quarter of 2008 and valued on the grant date based on underlying stock prices. The new awards granted to all employees in 2008 are performance related and are based on achieving certain milestones associated with the Bio-Synfining™ Technology project. Previously granted awards were also valued at higher prices based on the underlying stock prices of the company at the time of grant and were recognized in 2007. Most of these awards have been cancelled due to termination of employees or expired. We expect to recognize the remaining amount of equity compensation for the milestone based awards by June 30, 2010 and will not have significant equity compensation expense for the remainder of the year, unless new awards are granted.
General and Administrative and Other. General and administrative expenses decreased significantly in 2008 compared to 2007 from our cost reduction plan which included decreased expenditures associated with overhead personnel, professional consultants, accountant fees, travel and insurance expenditures. The company has not increased expenditures for any of these items in 2009 compared to 2008. The increase in general and administrative expenses in 2009 primarily related to legal fees from ongoing litigation with Fletcher and for bonus compensation for the execution and delivery of technology document agreements. The litigation with Fletcher was settled in the fourth quarter of 2009 and we expect to see a decrease in legal fees from the conclusion of this litigation and decreased general and administrative fees in 2010.

Other Income and Expenses	2009	2008	2007
	(in thousands)
Interest Income	$96	$542	$1,454
Other Income (Expense)	70	25	1
Loss in equity of Dynamic Fuels, LLC	(4,158)	(424)	(340)
Foreign Currency Exchange	(3,036)	2,790	(1,315)
Minority Interest	—	—	706
Income taxes	(281)	—	—
Income (Loss) From Discontinued Operations	(122)	1,310	13,595
Interest Income. The decrease in interest income over the years is due to declining interest rates on money market funds. A majority of interest income is generated from money market accounts with our current cash balances.
Loss in equity of Dynamic Fuels, LLC. Loss from our investment in Dynamic Fuels increased due to initial start-up operating expenditures. Expenditures incurred for the year ended September 30, 2009 include site rent, project development, site selection, equipment evaluation and labor expenditures for operations staff. In anticipation of plant operation in 2010, expenditures incurred for Dynamic Fuels total approximately $8,317,000 for the twelve months ended September 30, 2009. Approximately $3,679,000 is attributable to the expense associated with marking the Dynamic Fuels interest rate swap to market. The swap is discussed in Commercial and Licensee Projects. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.

Income (Loss) from Discontinued Operations. Changes in Income from discontinued operation primarily resulted from:
Oil and Gas
•	proceeds received in the amount of $1,500,000 from the settlement of future payments that would have been calculated on first gross revenues from our international oil and gas assets in 2008; and

•	international oil and gas gains of $10,078,000 recognized for the sale of stock in our Nigerian subsidiary for our interests in Aje and Ajapa assets in 2007.
Research and Development
•	decrease in expenditures for research and development activities associated with the demonstration plants due to mothballing of plants or leasing agreements in 2009 and 2008. The large increase in 2007 is with laboratory facilities, personnel and termination expenditures in 2007, as well as operations of demonstration plants in 2007; and

•	a onetime gain in 2007 resulting from the extinguishment of debt related to the Marathon note for the construction of the demonstration facility in the amount of $11,793,000 contributed to the income recognized in 2007;
We will not incur further expenses related to our oil and gas activities in the future. We will not incur significant expenses related to our research and development activities in the future as all liabilities associated with the discontinuance of activities have been incurred in 2007.
Liquidity and Capital Resources
General
As of December 31, 2009, we had $25,012,000 in cash and cash equivalents. At December 31, 2009 we had $3,315,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $1,847,000 as of December 31, 2009.
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
Cash Flows
2009 vs. 2008
Cash flows provided by operations was $12,646,000 during the year ended December 31, 2009 compared to cash flows used in operations of $2,772,000 during the year ended December 31, 2008. The increase in cash flows provided by operations primarily results from the collection of revenues from technology transfer agreements of $19,000,000 and engineering technical services.
Cash flows used in investing activities were $6,218,000 during the year ended December 31, 2009 compared to $5,532,000 during the year ended December 31, 2008. We invested $6,000,000 in Dynamic Fuels in April of 2009 and have committed to an additional $15,000,000 investment in the first half of 2010. We expect to utilize cash flows provided by operations for this investment. The cash used in investing activities in 2008 included a $14,000,000 investment into Dynamic Fuels. This investment was offset by the sale of assets associated with our discontinued operations such as, receipt of payments from AAERL of $7,266,000 and the proceeds from the sale of the Technology Center of $1,100,000. We do not have any other assets for sale related to our discontinued operations.
Cash flows provided by financing activities during the year ended December 31, 2009 was $8,483,000 compared to $0 in 2008. The increase in cash flows provided by financing activities is primarily due to net proceeds received from our Stock Purchase Agreement with Fletcher. Fletcher purchased 3,406,123 shares of our common stock at a stock price of approximately $2.64 in the fourth quarter of 2009.

2008 vs. 2007
Cash flows used in operations were $2,772,000 during the year ended December 31, 2008, compared to cash flows used in operations of $23,078,000 during the year ended December 31, 2007. The decrease in cash flows used in operations primarily results from lower cash used in continuing operations based on the new cost structure implemented by our management team in 2007, increased cash revenues and the receipt of a non-refundable advance payment of $3,000,000 recorded as deferred revenue. We also decreased our cash used in discontinued operations of research and development activities in 2008 when compared to 2007.
Cash flows used in investing activities were $5,532,000 during the year ended December 31, 2008, compared to cash flows provided by investing activities of $1,484,000 during the year ended December 31, 2007. The change was primarily related to the capital contribution to our joint venture, Dynamic Fuels for initial construction costs in the amount of $14,000,000. This investment is offset by the sale of assets associated with our discontinued operations as stated above of $8,366,000.
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
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2009:

	Payments Due by Period
	(In thousands)
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Operating Lease Obligations	535	310	151	18	56
Capital Investments	15,000	15,000	—	—	—
Asset Retirement Obligations	1,020	1,020	—	—	—

Total	$16,555	$16,330	$151	$18	$56

Our operating leases include leases for corporate headquarters and copiers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2009. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $170.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each in 2008 and 2009. The remaining estimated $15.0 million each will be required to be funded in the first half of 2010. We expect to fund the remaining 2010 commitment from available cash. The plant is expected to begin commercial operations by the third quarter of 2010.
Equity Issuances
On October 14, 2009, we and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby Fletcher purchased 1,513,833 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until October 14, 2015, to purchase 1,892,291 shares of our common stock at an exercise price of $3.30 per share. Fletcher initiated the initial subsequent closing on December 30, 2009 whereby Fletcher purchased 1,892,290 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until December 30, 2015, to purchase 2,365,362 shares of our common stock at an exercise price of approximately $3.30 per share. The Company received net proceeds of approximately $4.9 million, after deducting fees and expenses of the offering payable by us. Fletcher may purchase up to 1,135,375 in a final subsequent closing and will receive a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased in such subsequent closing, with an exercise price of approximately $3.30 per share.

As an incentive to Tyson for entering the Dynamic Fuels Limited Liability Company Agreement, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches, warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.
On June 30, 2008, we and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of our common stock in exchange for credit support relating to the obligations of Dynamic Fuels under the Gulf Opportunity Zone Tax Exempt Bonds, (“GO Zone Bonds”). Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee. Tyson received 8.0 million fully vested warrants to purchase the Company’s common stock at an exercise price of $0.01 on October 21, 2008 upon providing the credit support upon the issuance of the GO Zone Bonds. The warrants were exercised on April 16, 2009.
Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
New Accounting Pronouncements
In June 2009, the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. The guidance is effective for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and interim periods within those years. The implementation of this guidance will not have a material impact on our financial position and results of operations.
In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The implementation of this guidance will not have a material impact on our financial position and results of operations.
In September 2009, we adopted the FASB statement on Generally Accepted Accounting Principles (“GAAP”) relating to the FASB Accounting Standards Codification. This standard establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and use assumptions that affect reported amounts. We believe that the following items represent our critical accounting policies and estimates:
Revenue Recognition. We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require us to develop a technology design and other technical services in accordance with licensee specifications; this design package is called the process design package or “PDP”. Technical service revenues primarily resulted from the preparation of our PDP to Dynamic Fuels in 2009, 2008 and 2007. The preparation of our PDP includes engineering labor and necessary materials for completion of the package.

We recognize revenues from the transfer of technology documentation to customers or through licensing structures. Any deposits or advance payments for the technology documentation is recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statement of operations. The Company recognizes revenue on the transfer of technology documentation upon the physical transfer of the technology documentation by the Company to the customer pursuant to the terms of the specific agreement.
License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. We recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) delivery to the licensee the PDP for the licensee’s initial plant. Since 50 percent of the license fee deposit is subject to our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statement of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to use our own engineering staff or to work with outside engineering contractors to develop a site specific plant design in accordance with licensee specifications; this design package is called the PDP. To date, we have not delivered any PDP’s for initial licensed plants, except for the Dynamic Fuels Plant, which we are part owner of and no initial license fee deposits are required. We are under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15 year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2012 and the initial deposits will be recognized as licensing revenue as the licenses expire should the licensee not purchase a site license and begin construction of a plant prior to expiration of the license. We have not received additional funds under these license agreements during the license period and do not expect to receive additional funds under these license agreements. We are currently pursuing different avenues for the sale of technology rights, via equity ownership or sale or transfer of technology, and have not entered into this type of license agreement since 2007.
Preparation of the PDP can take varying amounts of time depending on the size of the project and could take a period of time; ranging six months to two years from notice to proceed. Construction time will depend on the size of the project, site location conditions and the availability of construction services, necessary materials and labor. Current estimates for construction times for large capital projects in excess of one billion dollars in costs are from three to five years from completion of the front end engineering design.
We expect to recognize revenue for royalty fees associated with our licensees’ plants or our own equity owned plants. The royalties will be recognized upon production of finished product by the licensee.
Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.
Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.
Asset Retirement Obligations. We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense.
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
Margins for crude oil, natural gas, coal, vegetable oils and fats and other commodities create a market risk for economics associated with our Syntroleum® Technologies. Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® Technologies are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products, or a decrease in prices for oil or refined products relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control.
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
Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $13,397,000 at December 31, 2009. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.89 and $0.69 at December 31, 2009 and December 31, 2008, respectively.
We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated February 26, 2010, are set forth on pages F-1 through F-19 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2009.

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
We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010, expressed an unqualified opinion.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
February 26, 2010

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to the section entitled “Proposal 1—Election of Directors” in our definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2009.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” in our definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2009. Information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Transactions” in our definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2009.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the sections entitled “Independent Public Accountant Fees” in our definitive proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Consolidated Financial Statements for the Three Years Ended December 31, 2009:
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

**3.3.2	Amendment to the Bylaws of the Company adopted on April 22, 2008.

*4.1
Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

**4.1.1	Amendment dated as of November 15, 2007, to Second Amended and Restated Rights Agreement

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

*4.8
Common Stock Purchase Warrant Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.89 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*4.9
Common Stock Purchase Warrant Dated December 30, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009 (File No. 001-34490)).

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

Exhibit
No.	Description of Exhibit

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

Exhibit
No.	Description of Exhibit

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

*10.82
Stock Option Agreement Dated November 21, 2008 between the Company and Karen Gallagher (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.83
Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.84
Settlement Agreement and Release of Claims Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.85
Securities Purchase Agreement Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.88 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.86
Technology Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009) (File No. 0-21911)***

*10.87
CDF Equipment and Material Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.) (File No. 0-21911)***

*10.88
Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2009). (File No. 0-21911).

*99.1	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008.

**99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor, LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.

**	Filed herewith

+	Compensatory plan or arrangement.

***	CERTAIN PORTIONS OF THIS EXHIBIT AND THE ANNEXES THERETO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITIES AND EXCHANGE ACT OF 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION
Dated: February 26, 2010	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Karen L. Gallagher Karen L. Gallagher	Senior Vice President of Finance and Principal Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	February 26, 2010

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	February 26, 2010

/s/ Frank M. Bumstead Frank M. Bumstead	Director	February 26, 2010

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	February 26, 2010

/s/ James R. Seward James R. Seward	Director	February 26, 2010

Index to Exhibits

**3.3.2	Amendment to the Bylaws of the Company adopted on April 22, 2008

**4.1.1	Amendment dated as of November 17, 2007, to Second Amended and Restated Rights Agreement

**99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Syntroleum Corporation
We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
February 26, 2010

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,012	$10,101
Restricted cash	449	—
Accounts receivable	3,315	517
Other current assets	378	272

Total current assets	29,154	10,890

PROPERTY AND EQUIPMENT — at cost, net	156	187
INVESTMENT IN DYNAMIC FUELS, LLC	27,900	26,059
OTHER ASSETS, net	1,651	1,702

	$58,861	$38,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$361	$662
Accrued employee costs	339	858
Deposits	449	—
Income tax payable	281	—
Current liabilities of discontinued operations	417	1,661

Total current liabilities	1,847	3,181

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	—
DEFERRED REVENUE	25,668	22,613
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 76,014 and 63,529 shares issued and outstanding at December 31, 2009 and 2008, respectively	760	635
Additional paid-in capital	362,861	350,325
Accumulated deficit	(332,878)	(337,916)

Total stockholders’ equity	30,743	13,044

	$58,861	$38,838

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2009	2008	2007
REVENUES:
Technology revenue	$22,503	$—	$—
Licensing revenue from Marathon	—	—	13,665
Technical services revenue	1,940	576	394
Technical services revenue from Dynamic Fuels, LLC	2,767	2,592	1,554
Other revenues	222	1,722	859

Total revenues	27,432	4,890	16,472

COSTS AND EXPENSES:
Engineering	3,416	3,803	5,753
Depreciation and amortization	339	620	745
General, administrative and other (including non-cash equity compensation of $4,180, $2,418 and $4,980 for the years ended December 31, 2009, 2008 and 2007, respectively.)	11,208	8,848	20,336

OPERATING INCOME (LOSS)	12,469	(8,381)	(10,362)

INTEREST INCOME	96	542	1,454
OTHER INCOME	70	25	13
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(4,158)	(424)	(340)
FOREIGN CURRENCY EXCHANGE	(3,036)	2,790	(1,315)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,441	(5,448)	(10,550)

INCOME TAXES	(281)	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,160	(5,448)	(10,550)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(122)	1,310	13,595

NET INCOME (LOSS)	$5,038	$(4,138)	$3,045

LESS: NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	—	—	706

NET INCOME (LOSS) ATTRIBUTABLE TO SYNTROLEUM CORPORATION	$5,038	$(4,138)	$3,751

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.07	$(0.09)	$(0.17)
Income (loss) from discontinued operations	0.00	0.02	0.23

Net income (loss)	$0.07	$(0.07)	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	70,355	62,725	59,731

Diluted	73,018	62,725	60,383

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2007	56,020	$560	$322,411	$(337,529)	$(14,558)
Stock options exercised	22	—	36	—	36
Draw-down under common stock purchase agreement	4,496	45	12,755	—	12,800
Vesting of awards granted	646	6	4,369	—	4,375
Stock-based bonuses and match to 401(k)	1,735	17	855	—	872
Cancellation of restricted shares	(100)	—	(267)	—	(267)
Retirement of treasury stock	(296)	(3)	(882)	—	(885)
Net income	—	—	—	3,751	3,751

Balance, December 31, 2007	62,523	$625	$339,277	$(333,778)	$6,124
Vesting of warrants granted	—	—	8,640	—	8,640
Vesting of awards granted	—	—	2,275	—	2,275
Stock-based bonuses and match to 401(k)	1,316	13	130	—	143
Cancellation of restricted shares	(310)	(3)	3	—	—
Net loss	—	—	—	(4,138)	(4,138)

Balance, December 31, 2008	63,529	$635	$350,325	$(337,916)	$13,044
Stock options exercised	526	6	342	—	348
Issuance of shares and warrants under common stock purchase agreement	3,406	34	8,966	—	9,000
Warrants exercised	8,000	80	—	—	80
Vesting of awards granted	128	1	3,783	—	3,784
Stock-based bonuses and match to 401(k)	425	4	390	—	394
Cancellation of option awards	—	—	(945)	—	(945)
Net income	—	—	—	5,038	5,038

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,038	$(4,138)	$3,751
Income (loss) from discontinued operations	(122)	1,310	13,595

(Loss) income from continuing operations	5,160	(5,448)	(9,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	339	620	745
Foreign currency exchange	3,036	(2,790)	1,311
Non-cash compensation expense	4,180	2,418	4,980
Loss on sale of assets	84	—	14
Minority interest release of project equity contribution	—	—	(706)
Non-cash loss in equity method investee	4,158	424	340
Non-cash licensing revenue	—	—	(13,665)
Changes in assets and liabilities:
Accounts receivable	(2,798)	(97)	80
Other assets	(230)	(14)	928
Accounts payable	(301)	37	(1,467)
Accrued liabilities and other	(238)	(296)	(1,159)
Deferred revenue	(112)	2,825	372

Net cash provided by (used in) continuing operations	13,278	(2,321)	(18,071)
Net cash used in discontinued operations	(632)	(451)	(5,007)

Net cash provided by (used in) operating activities	12,646	(2,772)	(23,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(723)	(202)	(162)
Proceeds from disposal of property and equipment	505	—	—
Investment in Dynamic Fuels	(6,000)	(14,000)	(4,250)
Decrease in restricted cash	—	—	166

Net cash (used in) continuing operations	(6,218)	(14,202)	(4,246)
Net cash provided by discontinued operations	—	8,670	5,730

Net cash (used in) provided by investing activities	(6,218)	(5,532)	1,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	428	—	36
Proceeds from common stock purchase agreement	9,000	—	12,800
Payment of debt	—	—	(3,750)
Repurchase of stock option awards	(945)	—	—
Purchase and retirement of treasury stock	—	—	(885)

Net cash provided by continuing operations	8,483	—	8,201
Net cash (used in) discontinued operations	—	—	(1,667)

Net cash provided by financing activities	8,483	—	6,534

FOREIGN EXCHANGE EFFECT ON CASH	—	—	(4)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,911	(8,304)	(15,064)

CASH AND CASH EQUIVALENTS, beginning of year	10,101	18,405	33,469

CASH AND CASH EQUIVALENTS, end of year	$25,012	$10,101	$18,405

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common stock warrants for Dynamic Fuels Credit Enhancement	$—	$8,640	$—

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
Revenue Recognition
We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license are incurred. The license agreements require us to develop a technology design and other technical services in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP.” Technical service revenues primarily resulted from the preparation of our PDP to Dynamic Fuels in 2009, 2008 and 2007. The preparation of our PDP includes engineering labor and necessary materials for completion of the package.
We recognized revenues from the transfer of technology documentation to customers or through licensing structures. Any deposits or advance payments for the technology documentation is recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statement of operations. The Company recognizes revenue on the transfer of technology documentation upon the physical transfer of the technology documentation by the Company to the customer pursuant to the terms of the specific agreement.
License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. We recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) delivery to the licensee the PDP for the licensee’s initial plant. Since 50 percent of the license fee deposit is subject to our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statement of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to use our own engineering staff or to work with outside engineering contractors to develop a site specific plant design in accordance with licensee specifications; this design package is called the PDP. To date, we have not delivered any PDP’s for initial licensed plants, except for the Dynamic Fuels Plant, which we are part owner of and no initial license fee deposits are required. We are under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15 year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2012 and the initial deposits will be recognized as licensing revenue as the licenses expire should the licensee not purchase a site license and begin construction of a plant prior to expiration of the license. We have not received additional funds under these license agreements during the license period and do not expect to receive additional funds under these license agreements. We are currently pursuing different avenues for the sale of technology rights, via equity ownership or sale or transfer of technology, and have not entered into this type of license agreement since 2007.

Preparation of the PDP can take varying amounts of time depending on the size of the project and could take a period of time; ranging six months to two years from notice to proceed. Construction time will depend on the size of the project, site location conditions and the availability of construction services, necessary materials and labor. Current estimates for construction times for large capital projects in excess of one billion dollars in costs are from three to five years from completion of the front end engineering design.
We expect to recognize revenue for royalty fees associated with our licensees’ plants or our own equity owned plants. The royalties will be recognized upon production of finished product by the licensee.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. Our cash and cash equivalents are held in a few financial institutions; however, we believe that our counter-party risks are minimal based on the reputation and history of the institutions selected.
Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at December 31, 2009.
Accounts Receivable
The majority of our accounts receivable is due from the sale of our Catoosa Demonstration Facility equipment and manuals. We expect to collect this receivable in the first quarter of 2010 based on the terms and timeline of the contract. The remaining amounts pertain to technical service agreements. These accounts are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2009 and 2008 will be collected and therefore no allowance for uncollectible accounts has been recorded.
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

	December 31,	December 31,
	2009	2008
Furniture and office equipment	$914	$1,306
Leasehold improvements	37	34

	951	1,340
Less — accumulated depreciation	(795)	(1,153)

	$156	$187

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

Asset Retirement Obligations
We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. Our Catoosa Demonstration Facility is currently being dismantled and we have reduced our liability with expenditures incurred with the dismantlement. We expect to complete the dismantlement in the first half of 2010 and will no longer have a liability associated with this plant. Below is a reconciliation of the changes in our asset retirement obligation for the years ended December 31, 2009 and 2008 (in thousands).

	December 31,	December 31,
	2009	2008
Beginning Balance	$1,661	$1,504
Liabilities Settled	(641)	—
Accretion Expense	—	157

Ending Balance	$1,020	$1,661

Other Assets
Other assets include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $175,000, $159,000 and $136,000, respectively. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2010 is estimated to be $113,000 per year through 2019. Patent costs consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Patents	$2,704	$2,581
Less — accumulated amortization	(1,053)	(879)

	$1,651	$1,702

Impairment of Assets
We follow the provisions of FASB ASC Topic 360, Property, Plant and Equipment, for assets. Management reviews assets for impairment when certain events have occurred or changes in circumstances indicate that the asset may be impaired. An asset is considered to be impaired when the estimated undiscounted future cash flows are less than the carrying value of the asset. The impairment provision is based on the excess of carrying value over fair value.
Accounting for Guarantees
We follow the provisions of FASB ASC Topic 460, Guarantees for any guarantees entered into after December 2002. Under ASC Topic 460, we are required to record a liability for the fair value of the obligation undertaken in issuing the guarantees. No liabilities have been recognized for any guarantees.
Stock-Based Compensation
Employee Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Based. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.
Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with FASB ASC Topic 718, Compensation — Stock Based. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.
Earnings Per Share
Basic earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31, 2009 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Basic weighted-average shares	70,355	62,725	59,731
Effect of dilutive securities:
Unvested restricted stock units (1)	44	—	100
Stock options	2,619	—	552

Dilutive weighted-average shares	73,018	62,725	60,383

(1)	The unvested restricted stock units outstanding at December 31, 2009 are expected to vest over the twelve months ended December 31, 2010.

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

	Year Ended,
	December 31,	December 31,	December 31,
	2009	2008	2007

Options and warrants (in thousands)	12,600	24,110	10,713
Restricted stock excluded	—	80	1,082
Weighted-average exercise prices of options and warrants	$4.11	$2.22	$5.49
Weighted average market price	$1.96	$1.17	$2.46
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
We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our stock is permitted. We recorded expense of $141,000, $143,000 and $252,000 from issuing 124,545, 163,576 and 130,307 shares of Syntroleum Stock for the year ended December 31, 2009, 2008 and 2007, respectively, of which 13,924 shares were issued in January 2010.
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
Reclassifications
Certain reclassifications have been made to the December 31, 2008 balance sheet and the December 31, 2008 and 2007 statements of operations to conform to the December 31, 2009 presentation. These reclassifications had no impact on net income (loss).
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
New Accounting Pronouncements
In June 2009, the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. The guidance is effective for new transfers of financial assets occurring in fiscal years beginning after November 15, 2009, and interim periods within those years. The implementation of this guidance will not have a material impact on our financial position and results of operations.

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. The implementation of this guidance will not have a material impact on our financial position and results of operations.
In September 2009, we adopted the FASB statement on Generally Accepted Accounting Principles (“GAAP”) relating to the FASB Accounting Standards Codification. This standard establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements.
2. OPERATIONS AND LIQUIDITY
In 2009 we generated cash flow from operations from the transfer of our technology and other engineering services. In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2009, we had approximately $25.0 million of cash and cash equivalents and $3.3 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
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
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
International Oil and Gas
We were pursuing international oil and gas activities, which primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria, and drilling costs for the Aje-3 discovery well (“Aje-3”) in Oil Mining Lease 113 (“OML”) offshore Nigeria. In the fourth quarter of 2006, we decided to exit our international oil and gas activities due to limited access to capital requirements. We sold all the stock of various subsidiaries, including Syntroleum Nigeria Limited which held our interests in the Ajapa and Aje fields offshore Nigeria to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). We received $14,266,000 in total from the sale of these interests including the collection of interest and reimbursement of legal fees. Collection of this amount occurred between 2006 and 2008. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with FASB ASC Topic 360, Property, Plant and Equipment.
Based on the total proceeds received, we recognized a gain on the sale of these entities for the years ended December 31, 2008 and 2007 of $1,500,000 and $10,078,000 which is reflected in “Gain (loss) on discontinued operations” in the Consolidated Statement of Operations for the years ended December 31, 2008 and 2007. Certain other costs associated with the closing of the entity have been incurred and is netted against the total gain in the Consolidated Statement of Operations. As of December 31, 2009 there were no assets associated with the activities and all obligations associated with the international oil and gas operations have been fulfilled.
Domestic Oil and Gas
We were pursuing gas monetization projects in which we were directly involved in gas field development using available gas processing technologies from third parties. We completed an evaluation of potential reserves related to drilled properties in the United States and decided to discontinue further expenditures in the Central Kansas Uplift area based on the results of this evaluation. The remaining leasehold acreage, including the wells and equipment, was sold for $522,000 in 2006. We recorded an impairment expense of $610,000 in 2007 related to our gas processing plant and related equipment. We sold our gas processing plant and related equipment in February 2008 for $95,000. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the years ended December 31, 2009, 2008 and 2007 in accordance with FASB ASC Topic 360, Property, Plant and Equipment.
Research and Development
We have completed the necessary testing and demonstration associated with our pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. We have documented the conclusions from all of these activities and do not intend to further fund other research and development activities. All revenues and costs associated with these activities such as; facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total cost of research and development activities, including the operation and construction of the Catoosa Demonstration Facility totaled $122,000, $232,000 and $6,813,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Joint Development Revenues with licensees and the U.S. Government have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. Other costs associated with the construction of the Catoosa Demonstration Facility include the funding provided by Marathon (see Note 5) are also included in discontinued operations, this includes interest expense and gain on extinguishment of debt.

We sold our Technology facility for $1,250,000 in March of 2008. We impaired the building to the contract price less closing transaction costs in 2007 resulting in a $453,000 impairment expense for the year ended December 31, 2007.
A summary by segment of the results of discontinued operations is as follows for the three-year period ended December 31, 2009 (in thousands):

	December 31,
INTERNATIONAL OIL AND GAS	2009	2008	2007
Revenues	—	—	—
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	—	—
General, administrative and other	—	80	241

Operating Loss	$—	$(80)	$(241)

Interest Expense	—	—	—
Other Income (Expense)	—	1,604	10,078

Income (Loss) before income taxes	—	1,524	9,837

Income (Loss) from Discontinued Operations	$—	$1,524	$9,837

	December 31,
DOMESTIC OIL AND GAS	2009	2008	2007
Costs and Expenses:
Depreciation, depletion, amortization and impairment	—	—	610
General, administrative and other	—	—	—

Operating Loss	$—	$—	$(610)

Other Income (Expense)	—	95	5

Income (Loss) before income taxes	—	95	(605)

Income (Loss) from Discontinued Operations	$—	$95	$(605)

	December 31,
RESEARCH AND DEVELOPMENT	2009	2008	2007
Revenues	—	—	498
Costs and Expenses:
Research and Development	122	171	6,813
Depreciation, depletion amortization and impairment	—	155	492
General, administrative and other	—	—	—

Operating Loss	$(122)	$(326)	$(6,807)

Interest Expense	—	—	(622)
Other Income (Expense)	—	17	—
Gain on Extinguishment of Debt	—	—	11,792

Income (Loss) before income taxes	(122)	(309)	(4,363)

Income (Loss) from Discontinued Operations	$(122)	$(309)	$(4,363)

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
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2009, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $27,900,000, which represents our equity investment in this entity.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $14.0 million in capital contributions by July 11, 2008. Each member contributed an additional $6.0 million in equity contributions in 2009 and committed to additional contributions of $15.0 million each to be funded in 2010.
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
Dynamic Fuels, LLC (A Development Stage Company) 2009 and 2008 Audited and 2007 Unaudited Summarized Financials (in thousands):

	September 30,
Balance Sheet	2009	2008
Cash	$32,322	$25,489
Restricted Cash	42,775	—
Other Current Assets	1,917	3,685

Total Current Assets	77,014	29,174
Property, Plant and Equipment and Other Assets	77,624	7,229

Total Assets	$154,638	$36,403

Current Liabilities	$15,967	$1,431
Long-Term Liabilities	100,016	—

Total Liabilities	115,983	1,431

Members’ Capital Contributions	48,500	36,500
Deficit accumulated during the development stage	(9,845)	(1,528)

Total Members’ Equity	38,655	34,972

Total Liabilities and Members’ Equity	$154,638	$36,403

			Unaudited
			Period from
			June 22, 2007,
	Audited	Audited	Date of
	Year Ended	Year Ended	Inception, to
	September 30,	September 30,	September 30,
Statements of Operations	2009	2008	2009
Costs and Expenses:
Depreciation, depletion amortization and impairment	$57	$—	$57
General, administrative and other	5,203	1,471	6,986

Operating Income (Loss)	$(5,260)	$(1,471)	$(7,043)

Interest Rate Swap Valuation Adjustment	(3,679)	—	(3,679)
Other Income (Expense)	622	177	877

Income (Loss) before income taxes	(8,317)	(1,294)	(9,845)

Net Income (Loss)	$(8,317)	$(1,294)	$(9,845)

During 2009, 2008 and 2007, we prepared a PDP for Dynamic Fuels in accordance with the technical services agreement between us and Dynamic Fuels. We recognized revenue associated with this work in the amount of $2,767,000, $2,592,000 and $1,554,000 for the year ended December 31, 2009, 2008 and 2007. This revenue is reported in “Technical services revenue from Dynamic Fuels” in the Consolidated Statement of Operations. We had a receivable from Dynamic of $150,000 and $206,000 as of December 31, 2009 and 2008, respectively.

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
On January 16, 2007, we entered into a Consolidation and License Agreement which grants Marathon the non-exclusive right to use its FT process to produce synthetic crude. Under this new Master License Agreement certain restrictions were removed that previously existed in the Master License Agreement with Marathon executed in 1997. The new Master License Agreement no longer includes restrictions on the geographic area Marathon can do a GTL project, except for China and India. Marathon has the ability to pursue other FT technology. Marathon may contract directly with reactor vendors selected at their sole discretion; in addition they are not required to utilize Syntroleum for a PDP. Marathon also has the right to conduct research and development on FT technology and is not obligated to share any improvements it identifies with Syntroleum. Revenue to the Company under this agreement would be in the form of royalties based upon actual production volumes from any licensed plants constructed and operated by Marathon. The royalties were reduced under the new agreement from 35 cents a barrel to 25 cents a barrel. Syntroleum has no additional support or indemnification obligations to Marathon from this new license agreement.
As part of this agreement, Marathon terminated and eliminated all of its rights under the Note in the amount of $27.6 million. In exchange, we agreed to pay Marathon $3.0 million in both December 2008 and December 2009. The Note had a minimum conversion rate of $6.00 per common share and would have resulted in Marathon obtaining 4,600,000 shares. Based on our closing price on January 16, 2007 of $3.68 per share, Marathon would have paid a $2.32 per share premium, or $10.67 million in total. Marathon agreed to cash payments of $6.0 million and a revised Master License Agreement with reduced restrictions and royalties instead of acquiring shares at a 63% premium. On December 21, 2008, we and Marathon agreed to a modification of the Consolidation and License Agreement. The modification required us to make a payment of $3.75 million in immediately available funds to Marathon on or before December 28, 2007 in lieu of the total $6.0 million payment in 2008 and 2009.
As a result of the Consolidation and License Agreement and modification to the Agreement, we recognized a non-cash gain on extinguishment of the debt under the Note of $11.8 million. We determined the $10.67 million expected premium was the cost to Marathon to settle the debt initially and recorded the additional $1.13 million gain as the difference between the $3.75 million paid and the carrying amount of $4.88 million recorded as the present value of the current debt. We accounted for the extinguishment of debt in accordance with EITF 96-16, Accounting for Modification or Exchange of Debt Instruments, by recognizing the difference between the reacquisition price and the net carrying amount of the extinguished debt as a gain for the year ended December 31, 2007. Marathon was willing to incur a cost of debt settlement transaction beyond $10.67 million; therefore the remaining value of $12.7 million is directly attributable to the new Master License Agreement. We recorded non-cash licensing revenue of $12.7 million in the consolidated statement of operations for the year ended December 31, 2007. License fee credits of $1.0 million previously recorded in deferred revenue were also recognized as licensing revenue. Unlike previous license agreements where up-front proceeds are deferred until certain milestones are achieved, revenue attributable to the new Master License Agreement was recognized upon the execution of the Master License Agreement because no future indemnification obligations exist to Marathon and we have therefore performed all required services on this license agreement. We recorded deferred revenue of $55,000 related to a specific performance obligation to Marathon under the agreement.
6. DEFERRED REVENUE
License fees received for which the criteria for revenue recognition have not been met totaled $22.54 million and $19.42 million at December 31, 2009 and 2008, respectively.
In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2009 and 2008, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees earned in Australia in the amount of AUD $15 million. This license has been recorded as deferred revenue of $13.4 and $10.4 million as of December 31, 2009 and 2008, respectively. This license expires in 2019. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2009, 2008 and 2007, the foreign currency effect on our deferred revenues was a change of $(3,036,000), $2,790,000 and ($1,311,000), respectively, as a result of changes in the exchange rate between the United States and Australian dollars.
We recorded deferred revenue of $3,000,000 in 2009 for the remaining amount of the total purchase price for the sale of certain facilities with China Petroleum and Chemical Corporation (“Sinopec”). A partial payment of $3,000,000 and an advance payment previously recorded in deferred revenue for the transfer of certain technology documents and sale of equipment, subject to certain limitations has been recognized in technology revenue and portions of the remaining purchase price in accordance with ASC 605, “Revenue Recognition”. The partial payment for the sale of equipment to Sinopec was received in October, 2009.

7. COMMON STOCK PURCHASE AGREEMENTS
Fletcher International Ltd. On October 14, 2009, we entered into a Settlement Agreement with Fletcher International, Ltd. (“Fletcher”) to settle all legal claims arising in connection with the Investment Agreement (the “Investment Agreement”) dated November 18, 2007, between us and Fletcher. Pursuant to the terms of the Investment Agreement, under which a maximum of 12.4 million shares could be issued, Fletcher agreed to purchase $12.0 million worth of our stock at floating per share prices over a twenty-four month period. The purchase was divided into an Initial Investment of $3 million (at a premium to the trading price of our stock) and Later Investments totaling $9 million (at a discount to the trading price of our stock). Fletcher refused to close on the Initial Investment at $1.39 per share, asserting that all of the conditions precedent had not been satisfied, and subsequently attempted to make a Later Investment at $0.44 per share. We refused to close on the grounds that, because Fletcher failed to make the Initial Investment, Fletcher was not entitled to go forward with the Later Investments. Each party subsequently filed legal claims against one another, with Syntroleum claiming unspecified damages against Fletcher and Fletcher claiming damages, excluding legal fees, of $14.0 million.
Pursuant to the terms of the Settlement Agreement, we and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher purchased 1,513,833 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until October 14, 2015, to purchase 1,892,291 shares of our common stock at an exercise price of $3.30 per share. The warrant was deemed to have a fair market value of approximately $3.9 million at the date of issuance and was recorded as additional paid-in capital. The Company received net proceeds of approximately $3.8 million, after deducting fees and expenses of the offering payable by us. Under the terms of the Securities Purchase Agreement, Fletcher also has the option to purchase, on or before June 30, 2010, an additional 3,027,665 shares of our common stock, at a price of $2.64 per share, in up to two subsequent closings. Fletcher initiated the initial subsequent closing on December 30, 2009 whereby Fletcher purchased 1,892,290 shares of our common stock at a price of approximately $2.64 per share and was issued a warrant, exercisable until December 30, 2015, to purchase 2,365,362 shares or our common stock at an exercise price of $3.30 per share. The warrant was deemed to have a fair market value of approximately $4.5 million at the date of issuance and was recorded as additional paid in capital. The Company received net proceeds of approximately $4.9 million, after deducting fees and expenses of the offering payable by us. Fletcher may purchase up to 1,135,375 in a final subsequent closing and will receive a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased in such subsequent closing, with an exercise price of $3.30 per share.
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
8. STOCKHOLDERS’ EQUITY
Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 718 Compensation — Stock Compensation. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.
On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million to guarantee Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the guarantee. Tyson received 8.0 million warrants to purchase the Company’s common stock. The warrants are 100% vested upon issuance. The exercise price of the warrants is $0.01 per share. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 718 Compensation — Stock Compensation. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in Dynamic Fuels on our Consolidated Balance Sheets, incurred on its behalf. This additional cost in our investment results in a difference between our cost and the underlying equity of the investee. This basis difference will be accounted for as if the investee were a consolidated subsidiary in accordance with FASB ASC Topic 323-10- 35-13, Investments — Equity Method and Joint Ventures. We will amortize the basis difference to Earnings or Loss From Dynamic Investment in our Consolidated Statement of Operations over the life of the Go Zone Bonds, 25 years.

Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
Retirement of Treasury Stock. We previously offered our employees the option to tender shares of common stock issued for compensation to settle the employees’ tax liability. The shares that are tendered are subsequently cancelled by us. We repurchased and cancelled no shares in 2009 and 2008 and 296,930 shares for $885,000 during the year ended December 31, 2007 at the then current market prices.
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
As of December 31, 2009, approximately 4,034,394 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,461,205 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2008	11,638,504	$3.40
Granted at market price	—	$—
Exercised	(526,069)	$0.66
Expired or forfeited	(1,728,124)	$6.76

OUTSTANDING AT DECEMBER 31, 2009	9,384,311	$2.94

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,116,881	$0.66	8.89	964,431	$0.66
$1.49 – $1.55	1,010,666	1.55	2.75	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	4.71	1,140,195	2.33
$3.19 – $6.88	769,277	6.32	4.50	769,277	6.32
$7.10 – $10.14	551,974	9.73	5.49	251,974	9.23
$10.51 – $19.88	795,318	12.23	3.93	295,318	15.12

	9,384,311	$2.94		4,431,861	$3.73

A total of 4,952,450, 6,586,701 and 1,744,807 stock options with a weighted average exercise price of $2.23, $2.55 and $9.18 were outstanding at December 31, 2009, 2008 and 2007, respectively, which had not vested.
The fair value of options granted during the year ended December 31, 2009, 2008 and 2007 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. We believe that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2009, 2008 and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

There were no stock options granted for the year ended December 31, 2009. The weighted average grant date fair value of stock options granted during the years ended December 31, 2008 and 2007 was approximately $0.49 per stock option (total grant date fair value of $3,265,458) and $1.90 per stock option (total grant date fair value of $64,000), respectively. The fair value of these options was estimated with the following weighted average assumptions:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Expected dividend yield	0%	0%
Expected volatility	90%	73%
Risk-free interest rate	2.02%	4.54%
Expected life	5.50 yrs.	4.38 yrs.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the year ended December 31, 2009, 2008 and 2007 was $4,180,000, $2,418,000 and $4,980,000, respectively. Amounts decreased in the year ended December 31, 2008 due to a lower number of employees and the lower estimated fair value of options granted in 2008.
The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2009, 2008 and 2007 was $645,000, $0 and $38,000, respectively. The total amount of cash received in 2009, 2008 and 2007 by the Company from the exercise of these options was $347,000, $0, and $36,000, respectively. As of December 31, 2009 there was $11.3 million in aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.95 years. In addition, as of December 31, 2009, unrecognized compensation cost related to non-vested stock options was $417,000 which will be fully amortized using the straight-line basis over the vesting period of the options, which is expected to end in the second quarter of 2010.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2009, 2008, and 2007 was $0.84 per share (total grant date fair value of $253,000), $0.66 per share (total grant date fair value of $759,000) and $2.73 per share (total grant date fair value of $5,795,000), respectively. As of December 31, 2009, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $3,706,000. In addition, as of December 31, 2009, unrecognized compensation cost related to non-vested restricted stock units was $205,000, net of forfeitures, which is expected to be recognized over a remaining period of six months. The total fair value of restricted stock units vested during December 31, 2009, 2008 and 2007 was $1,274,000, $390,150 and $3,753,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2008	1,842,000	$2.96
Granted	300,000	$0.84
Vested or Exercised	(665,500)	$1.91
Expired or forfeited	(10,000)	$10.14

NONVESTED AT DECEMBER 31, 2009	1,466,500	$1.12

10. INCOME TAXES
We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $311 million at December 31, 2009. Our NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2010	—
2011	—
2012	—
2013	—
2014	—
Thereafter	310,588

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
We have recorded an income tax provision for the year ended December 31, 2009. The limitation on the net operating loss deduction in 2009 resulted in an alternative minimum tax liability of $281,000 for the year ended December 31, 2009. We did not record an income tax provision or benefit for the years ended December 31, 2008 2007. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased (decreased) by approximately ($5,568,000), $250,000 and $(2,401,000) for the years ended December 31, 2009, 2008 and 2007, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.
Deferred taxes consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
NOL carry-forwards	$117,765	$124,403
Capital loss carry-forwards	—	151
Research and development credit	8,207	8,164
Deferred revenue	7,259	6,968
Investments	1,951	326
Stock-based compensation	3,023	4,924
Other	1,705	1,567

	139,910	146,503

Deferred tax liabilities:
Oil and gas properties	—	(1,026)
Other	(627)	(626)

Net deferred tax asset before valuation allowance	139,283	144,851
Valuation allowance	(139,283)	(144,851)

Net deferred tax assets	$—	$—

Our capital loss carry-forwards expired in 2009. Open tax years are December 31, 2006 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.
11. COMMITMENTS AND CONTINGENCIES:
We have entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2009 and 2023. Rental expense was $308,000, in 2009, $405,000 in 2008 and $695,000 in 2007. Total future minimum lease payments under these agreements as of December 31, 2009 are as follows:

Year	Amount
(in thousands)
2010	$310
2011	133
2012	9
2013	9
2014	9
Thereafter	65

$535

The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made a total of $20.0 million each in capital contributions to satisfy current funding requirements for capital expenditures relating to procurement of long lead equipment and construction of the plant. The remaining estimated $15.0 million of contributions by each party will be required to be funded in the first half of 2010.

Proceeds – Debt and Equity Contributions (in Millions)	Dynamic Fuels	Synm Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members – July 2008	$40.0	$20.0
Committed Equity Contributions from Members – 2009	$30.0	$15.0

Total Proceeds – Debt and Equity Contributions	$170.0	$35.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of December 31, 2009 was 0.20%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2009. Expense is not recognized until an employee is severed.
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with SINOPEC. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. Mr. Ghandour selected the independent auditor and we agreed to the selection. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. No hearing dates have been established. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.
12. SIGNIFICANT CUSTOMERS
The Company’s revenue is derived from significant customers. Three customers made up 96% and 84% of revenues in 2009 and 2008, respectively and one customer made up 81 percent of revenues in 2007. See Note 4, “Investment in Dynamic Fuels” and Note 6, “Deferred Revenue” for further information regarding revenue transactions with specific customers.
13. FAIR VALUE DISCLOSURES
The Company’s short-term financial instruments consist of cash, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.
14. SEGMENT INFORMATION
We apply FASB ASC Topic 280, Segment Reporting. Previously, our reportable business segments have been identified based on the differences in products or services provided. Segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 3, we classified the Domestic and International Oil and Gas segments and research and development component as discontinued operations for the years ended December 31, 2009, 2008 and 2007. We now operate only one reportable segment.
15. SUBSEQUENT EVENTS
We have evaluated subsequent events through the time that we filed our financial statements on February 26, 2010 and have no other events to disclose.

16. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2009
Revenues	$20,190	$1,694	$4,411	$1,137
Operating income (loss)	13,346	(1,093)	1,553	(1,337)
Net income (loss) from continuing operations	11,222	(3,779)	(242)	(2,041)
Net income (loss) from discontinued business	(39)	(31)	(28)	(24)
Net income (loss)	11,183	(3,810)	(270)	(2,065)
Basic and diluted EPS:
Continuing operations	$0.18	$(0.05)	$0.00	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.18	$(0.05)	$0.00	$(0.02)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2008
Revenues	$1,562	$887	$1,447	$994
Operating income (loss)	(1,582)	(2,681)	(1,316)	(2,802)
Net income (loss) from continuing operations	(2,165)	(3,425)	918	(776)
Net income (loss) from discontinued operations	(66)	1,533	(80)	(77)
Net income (loss)	(2,231)	(1,892)	838	(853)
Basic and diluted EPS
Continuing operations	$(0.03)	$(0.05)	$0.01	$(0.01)
Discontinued operations	$0.00	$0.02	$0.00	$0.00
Net income (loss)	$(0.04)	$(0.03)	$0.02	$0.00
Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects may affect the comparability of the periods presented.