Form 10-Q
period 2010-03-31
SYNTROLEUM CORP
filed 2010-05-06
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 20, 2010, the number of outstanding shares of the issuer’s common stock was 77,428,096.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of ultra-clean fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for plant products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology (alone or with co-venturers) and the anticipated capital expenditures, anticipated expense reductions, anticipated cash outflows, anticipated expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst materials, availability of finished catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2009 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,811	$25,012
Restricted cash	1,112	449
Accounts receivable	785	3,315
Other current assets	263	378

Total current assets	28,971	29,154

PROPERTY AND EQUIPMENT — at cost, net	139	156
INVESTMENT IN DYNAMIC FUELS, LLC	27,155	27,900
OTHER ASSETS, net	1,648	1,651

	$57,913	$58,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$396	$361
Accrued employee costs	468	339
Deposits	1,112	449
Income tax payable	—	281
Current liabilities of discontinued operations	237	417

Total current liabilities	2,213	1,847

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	23,097	25,668
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 76,214 and 76,014 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	762	760
Additional paid-in capital	363,713	362,861
Accumulated deficit	(332,475)	(332,878)

Total stockholders’ equity	32,000	30,743

	$57,913	$58,861

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Quarter Ended March 31,
	2010	2009
REVENUES:
Technology revenue	$2,900	$19,053
Technical services revenue	901	170
Technical services revenue from Dynamic Fuels, LLC	437	842
Other revenues	—	125

Total revenues	4,238	20,190

COSTS AND EXPENSES:
Engineering	596	1,530
Depreciation and amortization	62	94
General, administrative and other (including non-cash equity compensation of $821 and $2,396 for the quarter ended March 31, 2010 and 2009, respectively.)	2,053	5,220

OPERATING INCOME	1,527	13,346

INTEREST INCOME	6	34
OTHER INCOME	34	5
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(746)	(2,271)
FOREIGN CURRENCY EXCHANGE	(396)	108

INCOME FROM CONTINUING OPERATIONS	425	11,222

LOSS FROM DISCONTINUED OPERATIONS	(22)	(39)

NET INCOME	$403	$11,183

BASIC NET INCOME PER SHARE:
Income from continuing operations	$0.01	$0.18
Income from discontinued operations	0.00	0.00

Net income	$0.01	$0.18

DILUTED NET INCOME FROM CONTINUING OPERATIONS PER SHARE:	$0.01	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	76,183	63,882

Diluted	78,783	65,243

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743
Stock options exercised	50	1	32	—	33
Vesting of awards granted	7	—	442	—	442
Stock-based bonuses and match to 401(k) Plan	143	1	378	—	379
Net income	—	—	—	403	403

Balance, March 31, 2010	76,214	$762	$363,713	$(332,475)	$32,000

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Quarter Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	403	$11,183
Loss from discontinued operations	(22)	(39)

Income from continuing operations	425	11,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	94
Foreign currency exchange	396	108
Non-cash compensation expense	821	2,396
Non-cash loss in equity method investee	746	2,271
Changes in assets and liabilities:
Accounts receivable	2,530	(12,256)
Other assets	73	69
Accounts payable	35	(223)
Accrued liabilities and other	(152)	1,229
Deferred revenue	(2,967)	2,657

Net cash provided by continuing operations	1,969	7,567
Net cash used in discontinued operations	(202)	(110)

Net cash provided by operating activities	1,767	7,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1)	—

Net cash used in investing activities	(1)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	33	79
Repurchase of stock option awards	—	(945)

Net cash (used in) provided by financing activities	33	(866)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,799	6,591
CASH AND CASH EQUIVALENTS, beginning of period	25,012	10,101

CASH AND CASH EQUIVALENTS, end of period	$26,811	$16,692

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, “we”, “our”, or “us”) is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes renewable feedstocks such as triglycerides and/or fatty acids with heat, hydrogen and proprietary catalysts to make renewable synthetic products such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different renewable feedstocks, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations and the subsidiary’s summarized financial information in note 5, “Investment in Dynamic Fuels LLC”. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels LLC” in our Consolidated Balance Sheets.
The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC under the Securities Exchange Act of 1934.
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
2. Operations and Liquidity
In 2009 we generated cash flow from operations from the transfer of technology and other engineering services. Prior to 2009, we have sustained recurring losses and negative cash flows from operations. As of March 31, 2010, we had approximately $26.8 million of cash and cash equivalents and $785,000 of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
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
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at March 31, 2010 and December 31, 2009.
4. Reclassifications
Certain reclassifications have been made to the March 31, 2009 statements of operations to conform to the March 31, 2010 presentation. These reclassifications had no impact on net income.

5. Investment in Dynamic Fuels, LLC
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
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of March 31, 2010, Syntroleum’s total estimate of exposure to loss as a result of its relationships with this entity was approximately $27.2 million which represents our equity investment in this entity. The joint venture reported total assets of $150.4 million and total liabilities of $113.2 million as of December 31, 2009, and expenses and net loss of $1.5 million for the three months ended December 31, 2009.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member has contributed an additional $20.0 million in capital contributions and committed to additional contributions of $15.0 million each to be funded in 2010.
During the three months ended March 31, 2010 and March 31, 2009, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $437,000 and $842,000 respectively. This revenue is reported in “Technical services revenue from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $183,000 and $295,000 as of March 31, 2010 and 2009, respectively.
6. Earnings Per Share

	Three months ended March 31,
	2010	2009
	(Dollars in thousands, except
	per share amounts; shares in
	thousands)
Income from continuing operations available to common stockholders for basic and diluted earnings per share	$425	$11,222

Basic weighted-average shares	76,183	63,882
Effect of dilutive securities:
Unvested restricted stock units (1)	12	80
Stock options	2,588	1,281

Dilutive weighted-average shares	78,783	65,243

Earnings per common share from continuing operations:
Basic	$0.01	$0.18
Diluted	$0.01	$0.17

(1)	The unvested restricted stock units outstanding at March 31, 2010, will vest in the six months ended September 30, 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income per share.

	March 31,	March 31,
	2010	2009

Options, warrants and restricted stock excluded (in thousands)	12,338	16,825
Weighted-average exercise prices of options, warrants and restricted stock excluded	$4.14	$2.29
First quarter weighted average market price	$2.40	$0.84

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
As of March 31, 2010, approximately 3,917,296 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,275,000 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2009	9,384,311	$2.94
Granted at market price	—	$—
Exercised	(50,000)	$0.66
Expired, forfeited, cancelled or repurchased	(11,975)	$9.01

OUTSTANDING AT MARCH 31, 2010	9,322,336	$2.94

The following table summarizes information about stock options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,066,881	$0.66	8.64	914,431	$0.66
$1.49 – $1.55	1,010,666	1.55	2.50	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	4.46	1,140,695	2.33
$3.19 – $6.88	769,277	6. 32	4.25	769,277	6.32
$7.10 – $10.14	540,904	9.76	5.35	240,904	9.28
$10.51 – $19.88	794,413	12.22	3.69	294,413	15.11

	9,322,336	$2.94		4,369,886	$3.75

A total of 4,369,886 stock options with a weighted average exercise price of $3.75 were outstanding at March 31, 2010 and had not vested. There were no stock options granted during the three months ended March 31, 2010 or 2009.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2010 and 2009 was $85,000 and $17,400, respectively. The total amount of cash received in 2010 and 2009 by the Company from the exercise of these options was $33,000 and $79,200, respectively. As of March 31, 2010 there was $7,728,000 intrinsic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.7 years. In addition, as of March 31, 2010 unrecognized compensation cost related to non-vested stock options was $121,000, which will be fully amortized using the straight-line basis over the remaining vesting period of the options, which will occur in the three months ended June 30, 2010.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2010 and 2009 was $821,000 and $2,396,000, respectively.

Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2010 and 2009 was $2.71 (total grant date fair value of $350,000) and $0.61 per share (total grant date fair value of $152,500), respectively. As of March 31, 2010, the aggregate intrinsic value of restricted stock units that are expected to vest was approximately $2,938,000. In addition, as of March 31, 2010, unrecognized compensation cost related to non-vested restricted stock units was $319,000, net of forfeitures, which is expected to be recognized in 2010. The total fair value of restricted stock units vested during March 31, 2010 and 2009 was $420,000 and $1,739,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2009	1,466,500	$1.12
Granted	129,073	$2.71
Vested or Exercised	(136,573)	$3.07
Expired or forfeited	—	$—

NONVESTED AT MARCH 31, 2010	1,459,000	$1.07

8. Deferred Revenue
We recognized $2,750,000 in technology revenue previously recorded in deferred revenue for the sale of equipment to Sinopec Corporation in accordance with ASC 605, “Revenue Recognition”. The partial payment for the sale of equipment to Sinopec was received in March, 2010.
9. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at March 31, 2010. Expense is not recognized unless an employee is severed.
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
10. New Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010 we adopted the FASB issued accounting guidance which addresses the accounting and disclosure requirements for transfers of financial assets. The guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. The adoption of this guidance did not have a material impact on our financial position and results of operations.
In January 2010 we adopted the FASB issued guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The adoption of this guidance did not have a material impact on our financial position and results of operations.

11. Subsequent Events
Equity Issuances
On October 14, 2009, the Company entered into a Securities Purchase Agreement with Fletcher International, Ltd. (“Fletcher”), pursuant to which Fletcher has purchased a total of 4,541,497 shares of our common stock at a price of approximately $2.64 per share in three separate closings with the last such closing occurring on April 20, 2010. Fletcher has now purchased all of the shares of common stock that it was granted the right to purchase under the Securities Purchase Agreement except for 5,676,871 shares, in the aggregate, which Fletcher retains the right to purchase at an exercise price of approximately $3.30 per share for a period of six years from the grant date under warrants issued pursuant to the terms of the Securities Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2009 (including our audited financial statements and the accompanying notes).
Overview
Our focus is the commercialization of innovative technology to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes renewable feedstocks such as triglycerides and/or fatty acids with heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as diesel, heating oil, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different renewable feedstocks, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple commercial plants in the United States. The first facility is being constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic products beginning in 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million and are due October 1, 2033. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each. The remaining estimated $30.0 million in total ($15 million each) will be funded as needed in the second and third quarters of 2010.

	Dynamic	Syntroleum
Proceeds — Debt and Equity Contributions (in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$40.0	$20.0

Committed Equity Contributions from Members — 2010	$30.0	$15.0

Total Proceeds — Debt and Equity Contributions	$170.0	$35.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of March 31, 2010 was 0.31%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.

This project continues to progress forward. Plant commissioning is scheduled to begin in the second quarter of 2010 and full rate operations are expected during the third quarter of 2010. All major pieces of equipment and reactors have been installed, but the project has encountered construction delays. The primary reason for the construction delay has been the installation of piping to connect the installed plant equipment. The cash impact of the delay has resulted in an additional $20 million in costs to the total project, of which Syntroleum must contribute 50%. This includes increased working capital for operations staff and financing costs that were previously expected to be funded by operations. Both parties have committed to funding the cost overrun as needed in the second and third quarters of 2010.
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
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Consolidated Unaudited Results for the Quarters Ended,

	March 31,	March 31,
Revenues	2010	2009
	(in thousands)
Technology Revenue	$2,900	$19,053
Technical Services Revenue	901	170
Technical Services Revenue from Dynamic Fuels LLC	437	842
Other	—	125

Total Revenues	$4,238	$20,190

Technology Revenue. Technology Revenue was $2,900,000 and $19,053,000 for the quarters ended March 31, 2010 and 2009, respectively. The Technology Revenue is recognized upon delivery of the documents or transference of the technology. Agreements will be unique to individual customers and have certain geographic restrictions and other technology improvement sharing restrictions or royalties. Revenue recognition will be determined on an individual contract basis. The Company is actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $1,338,000 and $1,012,000 for the quarters ended March 31, 2010 and 2009, respectively. Revenue from Dynamic Fuels is expected to be significantly less in 2010 as the project is nearly completed and the plant is expected to be operational in the second half of 2010. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2010.

	March 31,	March 31,
Operating Costs and Expenses	2010	2009
	(in thousands)
Engineering	596	1,530
Depreciation, depletion and amortization	62	94
Non-cash equity compensation	821	2,396
General and administrative and other	1,232	2,824

Total Operating Costs and Expenses	$2,711	$6,844

Engineering. Expenses from engineering activities were $596,000 for the quarter ended March 31, 2010 compared to $1,530,000 during the same period in 2009. The decrease primarily relates to bonus compensation granted in 2009 for the execution and delivery of technology document agreements.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2010 was $821,000 compared to $2,396,000 for the same period in 2009. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and we expect to recognize the remaining amount of equity compensation for the milestone based awards by June 30, 2010 and will not have significant equity compensation expense for the remainder of the year, unless new awards are granted.

General and Administrative and Other. General and administrative expenses for the quarter ended March 31, 2010 were $1,232,000 compared to $2,824,000 during the same period in 2009. The decrease primarily relates to bonus compensation granted in 2009 for the execution and delivery of technology document agreements and decreased professional fees.
Loss from Dynamic Investment. Loss from our investment in Dynamic was $746,000 for the quarter ended March 31, 2010, compared to a loss of $2,271,000 for the same period in 2009. The decrease in expense primarily resulted from the expense recorded in 2009 of $1,500,000 attributable to marking the Dynamic interest rate swap to market. The swap is discussed in Commercial and Licensee Projects. Expenditures incurred for the quarter ended December 31, 2009 for Dynamic included site rent, insurance and labor expenditures for the operations staff. The joint venture capitalizes costs associated with the construction of the plant and we expect to see income from this investment in 2010 upon the start up of commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Liquidity and Capital Resources
General
As of March 31, 2010, we had approximately $26.8 million in cash and cash equivalents. At March 31, 2010, we had $785,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other clients. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $2,213,000 as of March 31, 2010.
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
Cash Flows
Cash flows provided by operations was $1,767,000 during the three months ended March 31, 2010, compared to cash flows provided by operations of $7,457,000 during the three months ended March 31, 2009. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $2,750,000 in 2010 compared to $10,000,000 in 2009. Significant cash flows from technology transfer agreements are not expected to occur for the remainder of 2010.
We have committed to funding an additional $15,000,000 into Dynamic Fuels in 2010. We expect to utilize cash flows provided by operations for this investment.
Cash flows provided by financing activities during the three months ended March 31, 2010 was $33,000. Cash flows used in financing activities during the three months ended March 31, 2009 was $866,000. The change in cash flows was primarily due to cash proceeds paid for the cancellation of options from certain employees of the Company in 2009.
Contractual Obligations
Our operating leases include leases for corporate headquarters and copiers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at March 31, 2010. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $170.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $20.0 million each. The remaining estimated $15.0 million each is anticipated to be funded in the second and third quarters of 2010. We expect to fund the remaining 2010 commitment from available cash. The plant is expected to begin commercial operations by the third quarter of 2010.

New Accounting Pronouncements
For a discussion of applicable new accounting pronouncements see Note 10 to our Unaudited Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
Not applicable.
Use of Proceeds.
Pursuant to our Registration Statement on Form S-3 (No. 333-157879) we have issued and sold 4,541,497 shares of our common stock to Fletcher International, Ltd. for an aggregate purchase price of $12 million or approximately $2.64 per share. In connection with these transactions and pursuant to such Registration Statement, Fletcher was also issued warrants to purchase an additional 5,676,871 shares of our common stock at an exercise price of approximately $3.30 per share. These shares and warrants were sold and issued in three separate closings occurring on October 14, 2009, December 30, 2009 and April 20, 2010. The terms of the offering to Fletcher were described in our Prospectus Supplement on Form 424B2 filed with the Commission on October 14, 2009, and in Current Reports on Form 8-K filed with the Commission on October 14, 2009, December 30, 2009 and April 20, 2010, the terms of which are incorporated herein by reference.

The offering pursuant to such Prospectus Supplement has been completed subject to Fletcher’s right to acquire additional shares in the future through the exercise of the warrants described above. We did not engage an underwriter in connection with this transaction. All proceeds were received for our benefit. As of this date, all proceeds from the sale of common stock to Fletcher, net of approximately $300,000 of broker, legal fees and expenses related to the offering, have been or are expected to be used by us for general corporate purposes. While it is anticipated that most of the net proceeds will be used for working capital, we may use proceeds for capital expenditures, acquisitions and repurchases and redemptions of securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: May 6, 2010	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher