Form 10-Q
period 2010-06-30
SYNTROLEUM CORP
filed 2010-07-28
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 23, 2010, the number of outstanding shares of the issuer’s common stock was 77,462,030.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,678	$25,012
Restricted cash	1,179	449
Accounts receivable	476	3,315
Other current assets	126	378

Total current assets	26,459	29,154

PROPERTY AND EQUIPMENT — at cost, net	124	156
INVESTMENT IN DYNAMIC FUELS, LLC	31,036	27,900
OTHER ASSETS, net	1,159	1,651

	$58,778	$58,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$434	$361
Accrued employee costs	678	339
Deposits	1,179	449
Income tax payable	—	281
Current liabilities of discontinued operations	—	417

Total current liabilities	2,291	1,847

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	21,905	25,668
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 77,438 and 76,014 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	774	760
Additional paid-in capital	366,705	362,861
Accumulated deficit	(333,500)	(332,878)

Total stockholders’ equity	33,979	30,743

	$58,778	$58,861

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
REVENUES:
Technology revenue	$400	$150	$3,300	$19,203
Technical services revenue	512	629	1,413	799
Technical services revenue from Dynamic Fuels, LLC	378	818	815	1,660
Other revenues	—	97	—	222

Total revenues	1,290	1,694	5,528	21,884

COSTS AND EXPENSES:
Engineering	528	676	1,124	2,206
Depreciation and amortization	54	94	116	188
General, administrative and other (including non-cash equity compensation of $205 and $615 for the three months ended June 30, 2010 and 2009, respectively, and $1,026 and $3,011 for the six months ended June 30, 2010 and 2009, respectively.)	1,774	2,017	3,827	7,237

OPERATING INCOME (LOSS)	(1,066)	(1,093)	461	12,253

INVESTMENT AND INTEREST INCOME	8	29	14	63
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(1,119)	(898)	(1,865)	(3,169)
OTHER EXPENSE, net	28	3	62	8
FOREIGN CURRENCY EXCHANGE	942	(1,820)	546	(1,712)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,207)	(3,779)	(782)	7,443

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	182	(31)	160	(70)

NET INCOME (LOSS)	$(1,025)	$(3,810)	$(622)	$7,373

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$(0.01)	$0.11
Income (loss) from discontinued operations	0.00	0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$(0.05)	$(0.01)	$0.11

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$(0.01)	$(0.05)	$(0.01)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	76,336	70,119	76,687	69,971

Diluted	76,336	70,119	76,687	72,410

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743

Stock options exercised	124	1	81	—	82
Issuance of shares and warrants under common stock purchase agreement	1,135	11	2,737	—	2,748

Vesting of awards granted	8	—	613	—	613

Stock-based bonuses and match to 401(k) Plan	157	2	413	—	415

Net loss	—	—	—	(622)	(622)

Balance, June 30, 2010	77,438	$774	$366,705	$(333,500)	$33,979

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(622)	$7,373
Income (loss) from discontinued operations	160	(70)

Income (loss) from continuing operations	(782)	7,443
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	116	188
Abandoned patent write-off	466	—
Foreign currency exchange	(546)	1,712
Non-cash compensation expense	1,026	3,011
Non-cash loss in equity method investee	1,865	3,169
Changes in assets and liabilities:
Accounts receivable	2,839	(5,957)
Other assets	196	104
Accounts payable	73	(283)
Accrued liabilities and other	58	697
Deferred revenue	(3,217)	2,803

Net cash provided by continuing operations	2,094	12,887
Net cash used in discontinued operations	(257)	(285)

Net cash provided by operating activities	1,837	12,602

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3)	(104)
Investment in Dynamic Fuels, LLC	(5,000)	(6,000)

Net cash (used in) investing activities	(5,003)	(6,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	83	381
Proceeds from common stock purchase agreement	2,749	—
Repurchase of stock option awards	—	(945)

Net cash provided by (used in) financing activities	2,832	(564)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(334)	5,934
CASH AND CASH EQUIVALENTS, beginning of period	25,012	10,101

CASH AND CASH EQUIVALENTS, end of period	$24,678	$16,035

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries (the “Company,” “Syntroleum,” “we,” “our,” or “us”) is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes renewable feedstocks such as triglycerides and/or fatty acids with heat, hydrogen and proprietary catalysts to make renewable synthetic products such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different renewable feedstocks, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in affiliated companies of 20 percent to 50 percent in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the activities is reflected in “Other Income (Expense)” in the Consolidated Statements of Operations and the subsidiary’s summarized financial information in note 5, “Investment in Dynamic”. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels, LLC” in our Consolidated Balance Sheets.
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
2. Operations and Liquidity
In 2010 and 2009 we generated cash flow from operations from the transfer of technology and other engineering services. Prior to 2009, we have sustained recurring losses and negative cash flows from operations primarily due to research and development activities. As of June 30, 2010, we had approximately $24.7 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
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
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at June 30, 2010 and December 31, 2009.
4. Reclassifications
Certain reclassifications have been made to the June 30, 2009 statements of operations to conform to the June 30, 2010 presentation. These reclassifications had no impact on net income.
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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of June 30, 2010, our total estimate of exposure to loss as a result of its relationships with this entity was approximately $31.0 million which represents our equity investment in this entity. The joint venture reported total assets of $147.3 million and total liabilities of $112.4 million as of March 31, 2010, and expenses and net loss of $2.2 million for the six months ended March 31, 2010.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member has contributed an additional $25.0 million in capital contributions and committed to additional contributions of $10.0 million each to be funded in 2010.
During the six months ended June 30, 2010 and June 30, 2009, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $815,000 and $1,660,000 respectively. This revenue is reported in “Technical services revenue from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $104,000 and $242,000 as of June 30, 2010 and 2009, respectively.
6. Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic weighted-average shares	76,336	70,119	76,687	69,971

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	—	60
Stock options	—	—	—	2,379

Diluted weighted-average shares	76,336	70,119	76,687	72,410

(1)	The unvested restricted stock units outstanding at June 30, 2009 are expected to vest over the period from July 2009 to July 2010.
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

	June 30,	June 30,
	2010	2009

Options, warrants and restricted stock excluded (in thousands)	19,283	8,793
Weighted-average exercise prices of options, warrants and restricted stock excluded	$1.63	$4.07
Six month weighted average market price	$2.23	$1.41
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
As of June 30, 2010, 3,902,846 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,200,382 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2009	9,384,311	$2.94
Granted at market price	—	$—
Exercised	(124,250)	$0.66
Expired or forfeited	(14,475)	$10.72

OUTSTANDING AT JUNE 30, 2010	9,245,586	$2.95

The following table summarizes information about stock options outstanding at June 30, 2010:

				Options Exercisable
Options Outstanding					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	4,992,631	$0.66	8.39	840,181	$0.66
$1.49 – $1.55	1,010,666	1.55	2.25	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	4.21	1,140,195	2.33
$3.19 – $6.88	769,277	6.32	4.00	769,277	6.32
$7.10 – $10.14	540,904	9.76	5.10	240,904	9.28
$10.51 – $18.88	791,913	12.20	3.45	291,913	15.08

	9,245,586	$2.95		4,293,136	$3.79

A total of 4,952,450 stock options with a weighted average exercise price of $2.23 were outstanding at June 30, 2010 and had not vested. There were no stock options granted during the six months ended June 30, 2010 or 2009.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2010 and 2009 was $197,000 and $483,000, respectively. The total amount of cash received in 2010 and 2009 by the Company from the exercise of these options was $82,000 and $301,000, respectively. As of June 30, 2010, there was $4,985,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.35 years. In addition, as of June 30, 2010 unrecognized compensation cost related to non-vested stock options was $191,900, which will be fully amortized using the straight-line basis over the remaining vesting period of the options, which will occur in the three months ended September 30, 2010.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the six months ended June 30, 2010 and 2009 was $1,026,000 and $3,011,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the six months ended June 30, 2010 and 2009 was $2.59 and $0.84 per share (total grant date fair value of $379,000 and $253,000), respectively. As of June 30, 2010, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,300,000. In addition, as of June 30, 2010, unrecognized compensation cost related to non-vested restricted stock units was $434,000, which is expected to be recognized in the second half of 2010. The total fair value of restricted stock units vested during June 30, 2010 and 2009 was $420,000 and $996,000, respectively.
The following table summary reflects restricted stock unit activity for the six months ended June 30, 2010.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2009	1,466,500	$1.12
Granted	146,023	$2.59
Vested	(136,573)	$3.07
Forfeited	—	N/A

NONVESTED AT JUNE 30, 2010	1,475,950	$1.08

8. Deferred Revenue
We recognized $3,000,000 in technology revenue previously recorded in deferred revenue for the sale of equipment to Sinopec Corporation in accordance with ASC 605, “Revenue Recognition”.
9. Common Stock Purchase Agreement
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
10. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2010. Expense is not recognized unless an employee is severed.
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with Sinopec Corporation. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration, seeking $1.5 million plus his attorney’s fees. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. The hearing is set for December 2010. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.
11. New Accounting Pronouncements
In October of 2009 the FASB issued guidance that addresses the accounting for multiple-deliverable arrangements (complex contract or related contracts that require the separate delivery of multiple goods and/or services) by expanding the circumstances in which vendors may account for deliverables separately rather than as a combined unit. This update clarifies the guidance on how to separate such deliverables and how to measure and allocate consideration for these arrangements to one or more units of accounting. The existing guidance requires a vendor to use vendor-specific objective evidence or third-party evidence of selling price to separate deliverables in multiple-deliverable arrangements. In addition to retaining this guidance, in situations where vendor-specific objective evidence or third-party evidence is not available, the guidance will require a vendor to allocate arrangement consideration to each deliverable in multiple-deliverable arrangements based on each deliverable’s relative selling price. This update also expands disclosure requirements for multiple deliverable arrangements, can be applied either prospectively or retrospectively, and is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position and results of operations.
In April of 2010 the FASB issued guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. This update is effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial position and results of operations.
12. Subsequent Events
On July 14, 2010 we entered into a Common Stock Purchase Agreement with Energy Opportunity Ltd. (“Energy”) that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. At any time we may present Energy with draw down notices requiring Energy to purchase our common stock over ten consecutive trading days. Energy is required to purchase a pro rata portion of shares on each trading day during the pricing period on which the daily volume weighted average price for our common stock exceeds the threshold price determined solely by us for such draw down. The per share purchase price for these shares equals the daily volume weighted average price of our common on each date shares are purchased less a discount ranging from 4% to 6%.

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
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to equal $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million and are due October 1, 2033. Syntroleum and Tyson have made capital contributions in the amount of $25.0 million each. The remaining estimated $20.0 million in total ($10.0 million each) will be funded as needed in the remainder of 2010.

	Dynamic	Syntroleum
Proceeds — Debt and Equity Contributions (in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance*	$100.0	—
Funded Equity Contributions from Members	$50.0	$25.0

Committed Equity Contributions from Members — 2010	$20.0	$10.0

Total Proceeds — Debt and Equity Contributions	$170.0	$35.0

*	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of June 30, 2010 was 0.15%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.
The project achieved mechanical completion on July 9, 2010. Dynamic personnel continue to work on punch list items and proceed with the commissioning process and the start-up of the plant. Initial fuel production and a ramp up of production rates is expected in the third quarter of 2010.
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

Results of Operations
Consolidated Unaudited Results for the Three Months and Six Months Ended,

	Three Months Ended		Six Months Ended
Revenues	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In Thousands)
Technology Revenue	$400	$150	$3,300	$19,203
Technical Services Revenue	512	629	1,413	799
Technical Services Revenue from Dynamic Fuels, LLC	378	818	815	1,660
Other Revenue	—	97	—	222

	$1,290	$1,694	$5,528	$21,884

Technology Revenue. The decrease in Technology Revenue for the three months and six months ended June 30, 2010 over the same periods in 2009 relates to the delivery of technology documents or transference of the technology in 2009. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were lower in the six months ended June 30, 2010 compared to the same period in 2009. This decrease primarily relates to decreased revenue from Dynamic Fuels as the construction project for Dynamic Fuels is nearly complete and a majority of the engineering work is completed. Dynamic Fuels revenues is expected to decrease in the second half of 2010 as the plant is expected to be operational in the second half of 2010. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2010.

	Three Months Ended		Six Months Ended
Operating Costs and Expenses	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In Thousands)
Engineering	$528	$676	$1,124	$2,206
Depreciation and amortization	54	94	116	188
Non-cash equity compensation	205	615	1,026	3,011
General, administrative and other	1,569	1,402	2,801	4,226

	$2,356	$2,787	$5,067	$9,631

Engineering. Expenses from engineering activities decreased in the six months ended June 30, 2010 compared to the same period in 2009 primarily from bonus compensation granted and expensed in 2009 for the execution and delivery of technology document agreements.
Non-cash Equity Compensation. Non-cash equity compensation decreased in 2010 compared to the same period in 2009. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and we expect to recognize the remaining amount of equity compensation for the milestone based awards in 2010. We will not have significant equity compensation expense for the remainder of the year, unless new awards are granted.
General, Administrative and Other. General and administrative expenses for the six months ended June 30, 2010 decreased compared to the same period in 2009. The decrease primarily relates to bonus compensation granted in 2009 for the execution and delivery of technology document agreements and decreased legal fees due to settlement of litigation, offset by the non-cash expense of legal fees from prior years on abandoned patents.

	Three Months Ended		Six Months Ended
Other Income and Expenses	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In Thousands)
Investment and Interest Income	$8	$29	$14	$63
Loss from Dynamic Investment	(1,119)	(898)	(1,865)	(3,169)
Other Income (Expense), net	28	3	62	8
Foreign Currency Exchange	942	(1,820)	546	(1,712)

	$(141)	$(2,686)	$(1,243)	$(4,810)

Loss from Dynamic Investment. Loss from our investment in Dynamic increased in the second quarter ended June 30, 2010 due to increased staffing during the final stages of commercial completion. Expenditures incurred for the quarter ended March 31, 2010 for Dynamic included site rent, insurance and labor expenditures for the operations staff. Loss from our investment in Dynamic decreased in the first six months ended June 30, 2010 compared to the same period last year. The decrease in expense primarily resulted from the expense recorded in 2009 of $1,500,000 attributable to marking the Dynamic interest rate swap to market. The swap is discussed in Commercial and Licensee Projects. The joint venture capitalizes costs associated with the construction of the plant and we expect to record income from this investment in 2011 upon the start up of commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Liquidity and Capital Resources
General
As of June 30, 2010, we had $24,678,000 in cash and cash equivalents. At June 30, 2010, we had $476,000 in accounts receivable outstanding relating to our Technology Transfer Agreements and our Technical Services Revenue provided to Dynamic Fuels and other revenue. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $2,291,000 as of June 30, 2010.
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
Cash Flows
Cash flows provided by operations was $1,837,000 during the six months ended June 30, 2010, compared to cash flows provided by operations of $12,602,000 during the six months ended June 30, 2009. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $2,750,000 in 2010 compared to $16,000,000 in 2009. Significant cash flows from technology transfer agreements are not expected to occur for the remainder of 2010.
Cash flows used in investing activities were $5,003,000 during the six months ended June 30, 2010, compared to $6,104 cash flows used in investing activities during the six months ended June 30, 2009. We funded $5,000,000 into Dynamic Fuels in June of 2010 and have committed to an additional $10,000,000 investment by the end of 2010, if needed. We expect to utilize available cash for this investment.
Cash flows provided by financing activities during the six months ended June 30, 2010 was $2,832,000 compared to $364,000 used in financing activities during the six months ended June 30, 2009. The cash provided by financing activities is primarily due to net proceeds received from our Stock Purchase Agreement with Fletcher. Fletcher purchased 1,135,374 shares of our common stock at a stock price of approximately $2.64 in April of 2010.
Contractual Obligations
Our operating leases include leases for corporate headquarters and copiers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2010. Expense is not recognized until an employee is severed.

The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to equal $170.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $25.0 million each. The remaining estimated $10.0 million each is anticipated to be funded in the remainder of 2010. We expect to fund the remaining 2010 commitment from available cash. The plant is expected to begin commercial operations by the third quarter of 2010.
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
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with Sinopec Corporation. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration, seeking $1.5 million plus his attorney’s fees. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. The hearing is set for December 2010. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
Not applicable

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Reserved

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: July 28, 2010	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2010	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher