Form 10-Q
period 2010-09-30
SYNTROLEUM CORP
filed 2010-11-08
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2010, the number of outstanding shares of the issuer’s common stock was 78,730,940.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,827	$25,012
Restricted cash	1,054	449
Accounts receivable	464	3,315
Other current assets	185	378

Total current assets	22,530	29,154

PROPERTY AND EQUIPMENT — at cost, net	117	156
INVESTMENT IN DYNAMIC FUELS, LLC	35,055	27,900
OTHER ASSETS, net	1,157	1,651

	$58,859	$58,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$343	$361
Accrued employee costs	832	339
Deposits	1,054	449
Income tax payable	—	281
Current liabilities of discontinued operations	—	417

Total current liabilities	2,229	1,847

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	23,606	25,668
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 78,713 and 76,014 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	787	760
Additional paid-in capital	369,017	362,861
Accumulated deficit	(337,383)	(332,878)

Total stockholders’ equity	32,421	30,743

	$58,859	$58,861

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
REVENUES:
Technology revenue	$150	$3,150	$3,450	$22,353
Technical services revenue	651	687	2,064	1,487
Technical services revenue from Dynamic Fuels, LLC	461	574	1,276	2,233
Other revenues	—	—	—	222

Total revenues	1,262	4,411	6,790	26,295

COSTS AND EXPENSES:
Engineering	828	629	1,952	2,835
Depreciation and amortization	50	88	166	276
General, administrative and other (including non-cash equity compensation of $273 and $583 for the three months ended September 30, 2010 and 2009, respectively, and $1,299 and $3,594 for the nine months ended September 30, 2010 and 2009, respectively.)	1,577	2,141	5,404	9,378

OPERATING INCOME (LOSS)	(1,193)	1,553	(732)	13,806

INVESTMENT AND INTEREST INCOME	11	20	25	83
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(980)	(844)	(2,845)	(4,013)
OTHER INCOME, net	4	50	66	58
FOREIGN CURRENCY EXCHANGE	(1,701)	(1,021)	(1,155)	(2,733)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,859)	(242)	(4,641)	7,201

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(24)	(28)	136	(98)

NET INCOME (LOSS)	$(3,883)	$(270)	$(4,505)	$7,103

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.05)	$0.00	$(0.06)	$0.10
Income (loss) from discontinued operations	0.00	0.00	$0.00	$0.00

Net income (loss)	$(0.05)	$0.00	$(0.06)	$0.10

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$(0.05)	$0.00	$(0.06)	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,222	72,540	77,205	70,015

Diluted	78,222	72,540	77,205	72,536

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743

Stock options exercised	290	3	188	—	191
Issuance of shares and warrants under common stock purchase agreement	2,194	22	4,673	—	4,695

Vesting of awards granted	37	—	852	—	852

Stock-based bonuses and match to 401(k) Plan	178	2	443	—	445
Net loss	—	—	—	(4,505)	(4,505)

Balance, September 30, 2010	78,713	$787	$369,017	$(337,383)	$32,421

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,505)	$7,103
Income (loss) from discontinued operations	136	(98)

Income (loss) from continuing operations	(4,641)	7,201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	166	276
Abandoned patent write-off	466	—
Foreign currency exchange	1,155	2,733
Non-cash compensation expense	1,299	3,594
Non-cash loss in equity method investee	2,845	4,013
(Gain)/loss on sale of assets	—	81
Changes in assets and liabilities:
Accounts receivable	2,851	(6,068)
Other assets	106	(41)
Accounts payable	(18)	(189)
Accrued liabilities and other	212	814
Deferred revenue	(3,217)	(197)

Net cash provided by continuing operations	1,224	12,217
Net cash used in discontinued operations	(281)	(424)

Net cash provided by operating activities	943	11,793

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14)	(718)
Proceeds from disposal of property and equipment	—	505
Investment in Dynamic Fuels, LLC	(10,000)	(6,000)

Net cash used in investing activities	(10,014)	(6,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	191	426
Proceeds from common stock purchase agreement	4,695	—
Repurchase of stock option awards	—	(945)

Net cash provided by (used in) financing activities	4,886	(519)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,185)	5,061
CASH AND CASH EQUIVALENTS, beginning of period	25,012	10,101

CASH AND CASH EQUIVALENTS, end of period	$20,827	$15,162

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products such as diesel, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different renewable feedstocks, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
2. Operations and Liquidity
In 2010 and 2009 we generated cash flow from operations from the transfer of technology and other engineering services. Prior to 2009, we have sustained recurring losses and negative cash flows from operations primarily due to research and development activities. As of September 30, 2010, we had approximately $20.8 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
Our business plan over the next several years includes potential investments in additional plants and we will need to raise additional capital to accomplish this plan. We expect to obtain additional funding through debt or equity financing, joint ventures, license agreements and various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at September 30, 2010 and December 31, 2009.
4. Reclassifications
Certain reclassifications have been made to the September 30, 2009 statements of operations to conform to the September 30, 2010 presentation. These reclassifications had no impact on net income.
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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of September 30, 2010, our total estimate of exposure to loss as a result of our relationships with this entity was approximately $35.1 million which represents our equity investment in this entity. The joint venture reported total assets of $158.6 million and total liabilities of $115.6 million as of June 30, 2010, and expenses and net loss of $5.7 million for the nine months ended June 30, 2010. Dynamic Fuels began producing fuel in October of 2010 and we expect that it will generate revenue for the quarter ended December 31, 2010.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member has contributed an additional $30.0 million in capital contributions through September 30, 2010, and funded an additional contribution of $5.0 million each in October of 2010. Additional investments to Dynamic, if any, will be based on the entity’s cash requirements.
During the nine months ended September 30, 2010 and September 30, 2009, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $1,276,000 and $2,233,000 respectively. This revenue is reported in “Technical services revenue from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $198,000 and $224,000 as of September 30, 2010 and 2009, respectively.
6. Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic weighted-average shares	78,222	72,540	77,205	70,015

Effect of dilutive securities:
Unvested restricted stock units (1)	—	—	—	50
Stock options	—	—	—	2,471

Diluted weighted-average shares	78,222	72,540	77,205	72,536

(1)	The unvested restricted stock units outstanding at September 30, 2009 vested in July 2010.
The table below includes information related to stock options, warrants and restricted stock that were outstanding at September 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the nine months weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income (loss) per share.

	September 30,	September 30,
	2010	2009

Options, warrants and restricted stock excluded (in thousands)	19,102	8,455
Weighted-average exercise prices of options, warrants and restricted stock excluded	$1.65	$4.16
Nine month weighted average market price	$2.07	$2.63
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
As of September 30, 2010, 3,902,846 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 13,002,944 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2009	9,384,311	$2.94
Granted at market price	—	$—
Exercised	(289,750)	$0.66
Expired or forfeited	(14,475)	$10.72

OUTSTANDING AT SEPTEMBER 30, 2010	9,080,086	$3.00

The following table summarizes information about stock options outstanding at September 30, 2010:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	4,827,131	$0.66	8.14	1,379,181	$0.66
$1.49 – $1.55	1,010,666	1.55	2.00	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	3.96	1,140,195	2.33
$3.19 – $6.88	769,277	6.32	3.75	769,277	6.32
$7.10 – $10.14	540,904	9.76	4.85	240,904	9.28
$10.51 – $18.88	791,913	12.20	3.20	291,913	15.08

	9,080,086	$3.00		4,832,136	$3.44

A total of 4,247,950 stock options with a weighted average exercise price of $2.49 were outstanding at September 30, 2010 and had not vested. There were no stock options granted during the nine months ended September 30, 2010 or 2009.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the nine months ended September 30, 2010 and 2009 was $400,000 and $645,000, respectively. The total amount of cash received in 2010 and 2009 by the Company from the exercise of these options was $191,000 and $347,000, respectively. As of September 30, 2010, there was $6,229,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.55 years. In addition, as of September 30, 2010 unrecognized compensation cost related to non-vested stock options was $76,522, which will be fully amortized using the straight-line basis over the remaining vesting period of the options, which is expected to occur in the three months ended December 31, 2010.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the nine months ended September 30, 2010 and 2009 was $1,299,000 and $3,594,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the nine months ended September 30, 2010 and 2009 was $2.59 and $0.84 per share (total grant date fair value of $379,000 and $253,000), respectively. As of September 30, 2010, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,141,000. In addition, as of September 30, 2010, unrecognized compensation cost related to non-vested restricted stock units was $267,000, which is expected to be recognized in the fourth quarter of 2010. The total fair value of restricted stock units vested during September 30, 2010 and 2009 was $1,360,000 and $1,274,000, respectively.
The following table summary reflects restricted stock unit activity for the nine months ended September 30, 2010.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2009	1,466,500	$1.12
Granted	146,023	$2.59
Vested	(407,311)	$3.34
Forfeited	—	N/A

NONVESTED AT SEPTEMBER 30, 2010	1,205,212	$0.54

9. Common Stock Purchase Agreement
On July 14, 2010, we entered into a Common Stock Purchase Agreement with Energy Opportunity Ltd. (“Energy”) that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. On August 5, 2010 we sold 1,058,201 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.89 per share, based on current market prices, for an aggregate purchase price of $2,000,000. We received proceeds from the sale of these shares of approximately $1,970,000 after deducting our offering expenses.
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
10. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2010. Expense is not recognized unless an employee is severed.
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with Sinopec Corporation. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration, seeking $1.5 million plus his attorney’s fees. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. The hearing is set for February 2011. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.
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
Overview
Our focus is the commercialization of innovative technology to produce synthetic liquid hydrocarbons. Our Bio-Synfining™ Technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic fuels, such as diesel, heating oil, jet fuel (subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different renewable feedstocks, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
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
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc (“Tyson”) to form a joint venture Limited Liability Company, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct facilities in the United States using our Bio-Synfining™ Technology. The purpose of Dynamic Fuels is to construct multiple commercial plants in the United States. The first facility has been constructed in Geismar, Louisiana and, based on current estimates, will produce approximately 75 million gallons per year of renewable synthetic products with production beginning in October, 2010. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. It was initially capitalized on July 13, 2007 with $4.25 million in capital contributed from Tyson and $4.25 million in capital contributions from Syntroleum.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use our Bio-Synfining™ Technology is estimated to be approximately $170.0 million in total. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million and are due October 1, 2033. Syntroleum and Tyson have made capital contributions in the amount of $30.0 million each through September 30, 2010. The remaining $10.0 million in total ($5.0 million each) was funded in October of 2010. Additional investments to Dynamic, if any, will be based on the entity’s cash requirements.

	Dynamic	Syntroleum
Proceeds — Debt and Equity Contributions (in Millions)	Fuels	Portion

Funded Proceeds from Debt Issuance[1]	$100.0	—
Funded Equity Contributions from Members	$60.0	$30.0

Committed Equity Contributions from Members — 2010[2]	$10.0	$5.0

Total Proceeds — Debt and Equity Contributions	$170.0	$35.0

1	Interest during construction is calculated based on the daily interest rate stated at closing of 1.30 percent for 15 months. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of September 30, 2010 was 0.29%. Dynamic Fuels entered into an interest rate swap whereby it fixed its interest rate at 2.19% for a period of 5 years with declining swap coverage in the fourth quarter of 2008. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants in lieu of payment for the guarantee for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.

2	Funded in October.
The project achieved mechanical completion on July 9, 2010 and began producing renewable fuels in October of 2010. Off-take agreements for the product have been executed. It is expected that revenue will be generated from product delivery to customers during the quarter ended December 31, 2010.
Tyson is responsible for supplying feedstock to the plant, either from its own internal sources or from supplies it procures in the open market. The feedstock supply agreement provides a pricing formula for the feedstock, which is generally equivalent to the market price. The Tyson fat blend feedstock is expected to provide us with a notable cost advantage due to the types of fats to be utilized. The feedstock slate will be subject to change based upon market availability and other factors. Dynamic Fuels may be eligible for a federal excise tax credit (if extended) of $1.00 per gallon for diesel produced and $0.50 per gallon for naphtha and liquefied petroleum gases produced, but we have no assurances that congress will extend this tax credit.

Results of Operations
Consolidated Unaudited Results for the Three Months and Nine Months Ended,

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenues	2010	2009	2010	2009
	(In Thousands)
Technology Revenue	$150	$3,150	$3,450	$22,353
Technical Services Revenue	651	687	2,064	1,487
Technical Services Revenue from Dynamic Fuels, LLC	461	574	1,276	2,233
Other Revenue	—	—	—	222

	$1,262	$4,411	$6,790	$26,295

Technology Revenue. The decrease in Technology Revenue for the three months and nine months ended September 30, 2010 over the same periods in 2009 relates to the delivery of technology documents or transference of the technology in 2009. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were lower in the nine months ended September 30, 2010 compared to the same period in 2009. This decrease primarily relates to decreased revenue from Dynamic Fuels as the engineering and design work was completed in 2010. Dynamic Fuels revenues is expected to decrease in the fourth quarter of 2010 as the plant is expected to be operational in the fourth quarter of 2010 and engineering services provided to the plant will be minimal. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2010.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Costs and Expenses	2010	2009	2010	2009
	(In Thousands)
Engineering	$828	$629	$1,952	$2,835
Depreciation and amortization	50	88	166	276
Non-cash equity compensation	273	583	1,299	3,594
General, administrative and other	1,304	1,558	4,105	5,784

	$2,455	$2,858	$7,522	$12,489

Engineering. Expenses from engineering activities decreased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily from bonus compensation granted and expensed in 2009 for the execution and delivery of technology document agreements.
Non-cash Equity Compensation. Non-cash equity compensation decreased in 2010 compared to the same period in 2009. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and we expect to recognize the remaining amount of equity compensation for the milestone based awards in the fourth quarter of 2010, but we do not expect such additional equity compensation expense to be significant.
General, Administrative and Other. General and administrative expenses for the nine months ended September 30, 2010 decreased compared to the same period in 2009. The decrease primarily relates to bonus compensation granted in 2009 for the execution and delivery of technology document agreements and decreased legal fees due to settlement of litigation, offset by the non-cash expense of legal fees from prior years on abandoned patents.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Other Income and Expenses	2010	2009	2010	2009
	(In Thousands)
Investment and Interest Income	$11	$20	$25	$83
Loss in equity of Dynamic Fuels, LLC	(980)	(844)	(2,845)	(4,013)
Other Income, net	4	50	66	58
Foreign Currency Exchange	(1,701)	(1,021)	(1,155)	(2,733)

	$(2,666)	$(1,795)	$(3,909)	$(6,605)

Loss from Dynamic Investment. Loss from our investment in Dynamic increased in the third quarter ended September 30, 2010, compared to the same period last year, due to increased staffing during the final stages of commercial completion. Expenditures incurred for the quarter ended June 30, 2010 for Dynamic included site rent, insurance and labor expenditures for the operations staff. Loss from our investment in Dynamic decreased in the first nine months ended September 30, 2010 compared to the same period last year. The decrease in expense primarily resulted from the expense recorded in 2009 of $1,500,000 attributable to marking the Dynamic interest rate swap to market. The swap is discussed in Commercial and Licensee Projects. The joint venture capitalizes costs associated with the construction of the plant and we expect to record income from this investment in 2011 upon the start up of commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Liquidity and Capital Resources
General
As of September 30, 2010, we had $20,827,000 in cash and cash equivalents. At September 30, 2010, we had $464,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other clients. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $2,229,000 as of September 30, 2010.
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
Cash Flows
Cash flows provided by operations was $943,000 during the nine months ended September 30, 2010, compared to cash flows provided by operations of $11,793,000 during the nine months ended September 30, 2009. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $3,000,000 in 2010 compared to $19,000,000 in 2009. Significant cash flows from technology transfer agreements are not expected to occur for the remainder of 2010.
Cash flows used in investing activities were $10,014,000 during the nine months ended September 30, 2010, compared to $6,213,000 cash flows used in investing activities during the nine months ended September 30, 2009. We funded $10,000,000 into Dynamic Fuels in 2010 through September 30, 2010, and funded an additional $5,000,000 investment in October of 2010. We utilized available cash for this investment.
Cash flows provided by financing activities during the nine months ended September 30, 2010 was $4,886,000 compared to $519,000 used in financing activities during the nine months ended September 30, 2009. The cash provided by financing activities is primarily due to net proceeds received from our stock purchase agreements with Fletcher and Energy. Fletcher purchased 1,135,374 shares of our common stock at a stock price of approximately $2.64 in April of 2010 and Energy purchased 1,058,201 shares of our common stock at a stock price of $1.89 in August of 2010.

Contractual Obligations
Our operating leases include leases for corporate headquarters and copiers.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2010. Expense is not recognized until an employee is severed.
The capital and working capital budget for Dynamic Fuels’ financing, construction and initial operations of the first plant to use the Company’s Bio-Synfining™ Technology is estimated to approximately $170.0 million. Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. Syntroleum and Tyson have made capital contributions in the amount of $34.3 million each. The remaining $5.0 million each was funded in October of 2010. Additional investments to Dynamic, if any, will be based on the entity’s cash requirements, which may increase or decrease based on capital expenditure projects, working capital or production levels. The project began producing renewable fuel in October of 2010.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with Sinopec Corporation. We determined that no additional compensation was warranted as a result of the transaction. Mr. Ghandour invoked the independent auditor review process under the Compromise Agreement. The independent auditor found that no additional compensation was warranted under the Compromise Agreement. On January 11, 2010, Mr. Ghandour filed a demand for arbitration, seeking $1.5 million plus his attorney’s fees. We responded to Ghandour’s arbitration demand, denying that he is entitled to any additional compensation. The hearing is set for February 2011. We believe we have valid defenses to the claims and we intend to vigorously defend this matter, as such we have not recorded any liability with regard to this litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
Not applicable.
Use of Proceeds.
Pursuant to our Registration Statement on Form S-3 (No. 333-157879) we issued and sold 1,058,201 shares of our common stock to Energy Opportunity Ltd. for an aggregate purchase price of $2 million or approximately $1.89 per share on August 5, 2010. The terms of the offering to Energy were described in our Prospectus Supplement on Form 424B2 filed with the Commission on July 14, 2010 and August 5, 2010, and in Current Reports on Form 8-K filed with the Commission on July 14, 2010 and August 5, 2010, the terms of which are incorporated herein by reference.

We did not engage an underwriter in connection with this transaction. All proceeds were received for our benefit. As of this date, all proceeds from the sale of common stock to Energy, net of approximately $30,000 of broker, legal fees and expenses related to the offering, have been or are expected to be used by us for general corporate purposes.
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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: November 8, 2010	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher