Form 10-K
period 2010-12-31
SYNTROLEUM CORP
filed 2011-03-15
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $107,000,000 based on the closing price of such stock on such date of $1.64 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).
At March 11, 2011, the number of outstanding shares of the registrant’s common stock was 81,901,346.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology and the anticipated capital expenditures, expense reductions, cash outflows, expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1.	Business
Overview
We began business as GTG, Inc. on November 15, 1984. On April 25, 1994, GTG, Inc. changed its name to Syntroleum Corporation. On August 7, 1998, Syntroleum Corporation merged into SLH Corporation. SLH Corporation was the surviving entity in the merger and was renamed Syntroleum Corporation. Syntroleum Corporation (the “Company” or “Syntroleum”) was later re-incorporated in Delaware on June 17, 1999 through its merger into a Delaware corporation that was organized on April 23, 1999.
The focus of the Company and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons substantially free of contaminants normally found in conventional hydrocarbon products. Our technologies include second and third generation renewable fuels technology.
Our Syntroleum® Technologies consist of three core technologies, gasification, Fischer-Tropsch (“FT”), and hydro-processing, Synfining™ or Bio-Synfining™. We are currently commercializing our FT coal-to-liquids or “CTL” technology via China Petroleum and Chemical Corporation (“Sinopec”) and commercializing our Bio-Synfining™ technology through the Dynamic Fuels, LLC joint venture.
Our Bio-Synfining™ Technology is a second generation renewable fuels technology that is feedstock flexible including the use of vegetable oils, fats, fatty acids and greases. The technology allows us to process these feedstocks utilizing heat, hydrogen and proprietary catalysts to make renewable synthetic fuels, such as ASTM D-975 quality graded diesel, jet fuel (HRJ, subject to certification), kerosene, naphtha and propane. Syntroleum has quantified in excess of 100 different fats and oils, which cover the spectrum of both cost and quality, for conversion to synthetic fuels via the Bio-Synfining™ Technology.
The past operations of the Company consisted of the research and development of a proprietary process (the “Syntroleum® Process”) designed to convert natural gas into synthetic liquid hydrocarbons (“gas-to-liquids” or “GTL”) and activities related to the commercialization of the Syntroleum® Process or 3rd generation renewable fuels technology. Synthetic liquid hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels. Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® product upgrading technology. We are also applying our technology to convert synthesis gas derived from coal, CTL, or bio-feedstocks (“biomass-to-liquids” or “BTL”) into these same high quality products. We are centered on being a recognized provider of the Bio-Synfining™ Technology, Syntroleum® Process and Synfining® product upgrading technology (“Syntroleum® Technologies”) to the energy industry.
Bio-Synfining™ Projects — Dynamic Fuels
On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc (“Tyson”) to form a joint venture, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct multiple facilities in the United States using our Bio-Synfining™ Technology. The first facility of its kind in the United States began commercial operations in November of 2010. Diesel meets ASTM D975 standards, including higher cetane levels, near zero sulfur and superior stability. The unblended diesel fuel can be used in existing conventional fuel infrastructure and engines. The synthetic fuel can also be blended with petroleum diesel to help those fuels achieve superior environmental and performance characteristics.
Feedstock can also be processed into HRJ. Our HRJ meets all petroleum based jet fuel specifications. We are awaiting certification of HRJ as a 50/50 blend for use in aviation engines. We expect it to occur in the first half of 2011, thus allowing us to market our jet fuel production capabilities to interested parties.
The plant also produces renewable naphtha, propane and can produce specialty chemical products. The renewable distillate produced from our plant can be separated into its component parts for use in higher margin applications and substitute for existing petroleum-based products as a drop-in renewable biodegradable product. These markets include, base stock for detergent production, dry cleaning fluids, metal cleaning solvents, polishes and air fresheners, drilling fluids for oil and gas wells, liquid printer toner, agricultural and environmental solvents and phase change material.
The plant has been in start-up mode since commercial operations began in November of 2010. As of February 28, 2011, the plant has produced and sold 3.8 million gallons of renewable products. The plant also produced 40,000 gallons of renewable jet fuel, which is being tested by the U.S. military. Full rate capacity for the plant is 5,000 barrels per day. We have not yet achieved full rate capacity on a continuous basis but expect to do so in the second quarter of 2011.

The Energy Independence Act and Energy Policy Act of 2005 (“EPACT”) designates a tax credit of $1.00 per gallon for the production of renewable diesel and $0.50 per gallon for the production of renewable naphtha, for which our Bio-Synfined products are eligible. All of our 2010 production and future production in 2011 are eligible for this credit.
EPACT also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS) to set the volumes of renewable fuels that must be sold in the United States. Obligated parties must acquire 800 million gallons of biomass-based diesel, which includes renewable diesel, for 2011 or acquire 1.2 billion Renewable Identification Numbers, or RINs. Our diesel fuel generates 1.7 RIN’s per gallon. At December 31, 2010, D4 RIN prices were $0.75 per gallon and therefore worth $1.25 per gallon with the 1.7 multiplier. As of March 1, 2011, RIN prices are $1.10 per gallon and therefore worth $1.87 per gallon with the 1.7 multiplier. Dynamic Fuels intends to apply to the EPA to register the naphtha it produces for D Code 5 RINs. D 5 RINS were $0.52 on March 11, 2011.
Business Strategy
Our objective is to be the leading independent provider of our technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:
Focus on commercialization through project development. The Dynamic Fuels facility is the first of what we envision to be several production facilities in the business model.
Transfer the Syntroleum® Process. We executed a transfer of our technology to Sinopec in 2009. Sinopec is reconstructing our Catoosa Demonstration Facility (“CDF”) in China for further research and development. The demonstration plant is expected to be operating in the first quarter of 2011.
Provide Support and Process Design Packages through Engineering Services. We continue to provide support to our licensees and prospective licensees through engineering services. Engineering services consist of process design packages, or (“PDPs”), project management, technology design application and other technical support.
The Syntroleum® Process
The Syntroleum® Process produces synthetic liquid hydrocarbons that are substantially free of contaminants normally found in refined products made from crude oil. These synthetic liquid hydrocarbons can be further processed into fungible products through our Synfining® Process. These products include:
Ultra-clean liquid fuels for use in reciprocating and jet/turbine engines (HRJ, subject to certification); and
Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, and chemical feedstocks.
We believe the key advantages of the Syntroleum® Process over other GTL technologies are our (1) proprietary attrition-resistant slurry catalyst, (2) FT catalyst regeneration technology, and (3) capability to operate with both dilute and non-dilute syngas.
Based on our research, we believe that our single-train design of 17,000 barrels per day (“b/d”) facility can be economically developed subject to market conditions.
The Syntroleum® Process involves two catalytic reactions: (1) conversion of carbon containing material into synthesis gas and (2) conversion of the synthesis gas or coal-derived or biomass-derived syngas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:
Step 1
Conversion of Carbon Feedstock to Synthesis Gas

Step 2
Fischer — Tropsch Synthesis
Syngas may be generated from various carbon-bearing feedstocks by means of several commercial processes. Coal gasifiers are commercially available from licensors. Biomass gasification technologies are also available today that can be integrated into FT plants for production of third generation biofuels (BTL).
Syntroleum offers an air-based autothermal reforming technology for producing syngas from natural gas. This flameless autothermal reformer (“ATR”) is similar to units used for over 30 years in the ammonia industry. The nitrogen in the gas entering the ATR passes through the reactor essentially unchanged, although very low levels of other nitrogen compounds are produced which are removed from the process stream.
The Synfining® Process
We have also developed hydroprocessing technology — the Synfining® Process — for conversion of the Fischer-Tropsch wax into a variety of products including diesel fuels, jet fuels (HRJ, subject to certification), lubricants, naphtha and other materials. This refining technology has been used to produce fuels for testing by the Department of Energy (“DOE”), the Department of Defense (“DOD”), U.S. Department of Transportation (“DOT”) and manufacturers in the United States and Japan.
The Bio-Synfining® Process
We have also adapted our Synfining® Process to accommodate animal fats, greases, fatty acids and similar substances as feedstocks in the production of renewable fuels. These feedstocks are similar in chemical structure to the paraffins produced from the FT process. This refining technology was used to produce jet fuels for testing by the DOD in 2008 and is currently used in our Dynamic Fuels Bio-Synfining™ facility in Geismar, Louisiana for the production of diesel, naphtha, LPG, and jet fuels. HRJ was produced in the fourth quarter for testing by the DOD in 2010. We are awaiting the commercial certification of HRJ to be used as a 50/50 blend in aviation fuels. Phase change material is also produced by this facility and is currently being tested for commercial application, which is funded by the DOE.
Syntroleum Advantage
We believe the Syntroleum® Technologies will be attractive for companies reviewing methods of commercializing their natural gas or coal reserves as well as bio-mass by converting them into synthetic liquid hydrocarbons in the form of ultra-clean fuels, based on our belief that these products can be:
produced substantially free of undesirable products normally found in fuels;
used as blending stock to upgrade conventional fuels and specialty products made from crude oil;
used blended or unblended in traditional internal combustion engines to reduce emissions; and
transported through existing distribution infrastructures for refined products.
Bio-Synfined™ fuel compared to Biodiesel
Unlike conventional biodiesel and ethanol fuels, our Bio-Synfined™ fuel products can be used as a finished product and do not require blending to be used in existing engines. Our products can also be blended with petroleum-based fuels in any ratio. Our products can be transported through existing distribution infrastructures and used in existing automotive diesel engines and jet engines without modification. Our diesel fuel is drop-in ASTM D975 fungible diesel fuel. The life cycle greenhouse gas emissions for our fuels are on average 75% less than for petroleum diesel. Another key differential in our process is the use of lower quality, low cost fats, oils and greases as feedstock.
Resource Base
Bio-Feedstocks
Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes. Approximately 19.46 billion pounds of soybean oil were produced in the U.S. during the 2009/2010 crop year according to the U.S. Department of Agriculture. Other vegetable oil feedstocks include rapeseed, which is most common in Europe, in addition to palm, cottonseed, corn and many other oils.

Animal Fats. Approximately 3.4 billion pounds of inedible tallow and 1.4 billion pounds of poultry fat were produced in the U.S. during calendar year 2009 according to the U.S. Census Bureau. Other animal fat feedstocks include fish oil, pork, as well as other fats and lards with high FFA content.
Recycled greases. Approximately 2.8 billion pounds of grease were produced in the U.S. during calendar year 2009, of which 1.6 billion pounds was yellow grease according to the U.S. Census Bureau. Our Bio-Synfining™ process can completely deoxygenate FFA’s and allows us to utilize a much lower valued feedstock to create a high quality product.
FT Feedstocks
Natural Gas. According to the BP Statistical Review of World Energy, 2010, proved global natural gas reserves at the end of 2009 were 187.49 trillion cubic meters (Tcm) (6,621 trillion cubic feet (Tcf)), up from 148.55 Tcm (5,246 Tcf) at the end of 1999. In the United States, according to BP, proved gas reserves were 6.93 Tcm (244.7 Tcf) at the end of 2009, compared to 4.74 Tcm (167 Tcf) at the end of 1999. In addition, shale gas, which is natural gas extracted from shale formations, has had a significant impact on the outlook for natural gas supply in the United States. The Potential Gas Committee, a nonprofit organization that studies natural gas, issued its biennial assessment of the United States’ gas resources in June 2009. This study indicates that the United States possesses a resource base of 1,836 Tcf of natural gas, which is 39% higher than its previous evaluation at the end of 2006. Of this amount, shale gas is 616 Tcf. This resource base, when combined with proved U.S. natural gas reserves, indicates potential future gas reserves of over 2,000 Tcf.
Biomass. In 2005, The US Department of Energy (DOE) and the US Department of Agriculture jointly published a study entitled “Biomass as Feedstock for a Bioenergy and Bioproducts Industry: the Technical Feasibility of a Billion-Ton Annual Supply”. This study estimated that the United States had the capability of supplying 1.3 billion dry tons of biomass per year for energy and other products, of which 368 million dry tons of sustainably removable biomass could be produced on forestlands and approximately 998 million dry tons could come from agricultural lands. This study did not address potential biomass supply from municipal solid waste. According to the US Environmental Protection Agency study “Municipal Solid Waste in the United States, 2009 Facts and Figures”, 243 million tons of municipal solid waste were generated in the US in 2009, of which 82 million tons were recovered through recycling and composting, 29 million tons were combusted for energy and 131.9 million tons were sent to landfill.
Coal. According to the BP Statistical Review of World Energy, 2010, global coal reserves were 826,001 million metric tons at the end of 2009. Of this total, 238,308 million metric tons were in the United States, 157,010 million metric tons were in the Russian Federation and 114,500 million metric tons were in China.
Market Demand
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
The renewable fuels tax credit legislated in the EPACT is set to expire at the end of 2011 unless extended by Congress. Typically, Congress may renew the tax subsidy annually in what is known as “tax extenders” legislation. We hope to receive continued support from Congress for renewable fuel development, but have no certainty the subsidy will be extended to 2012.
EPACT also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS) to set the volumes of renewable fuels that must be sold in the United States. The RFS was originally set for biofuels to increase from 4 billion gallons in 2006 and to 7.5 billion gallons on 2012. In May, 2009, the EPA proposed rules for RFS2, which would expand mandates to 36 billion gallons of renewable fuels to be used by petroleum refiners by 2022, of which 1 billion gallons must be biomass based diesel by 2012 (biodiesel, renewable diesel and biomass to liquids based diesel) and 21 billion gallons must be advanced biofuel (excludes conventional corn ethanol) by 2022. The EPA issued final rules related to RFS2 in February 2010. Obligated parties must acquire 800 million gallons of biomass-based diesel, which includes renewable diesel, for 2011 or acquire 1.2 billion Renewable Identification Numbers, or RINs. Our diesel fuel generates 1.7 RIN’s per gallon. At December 31, 2010, D4 RIN prices were $0.75 per gallon and therefore worth $1.25 per gallon with the 1.7 multiplier. As of March 1, 2011, RIN prices are $1.10 per gallon and therefore worth $1.87 per gallon with the 1.7 multiplier. Dynamic Fuels intends to apply to the EPA to register the naphtha it produces for D Code 5 RINs. D 5 RINS were $0.52 on March 1, 2011.

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
We currently own, or have licensed rights to 54 active patents, and are actively prosecuting 52 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Three patents were granted to Syntroleum during the past quarter. Among these is a U.S. patent for production of Hydrotreated Renewable Jet (HRJ) fuel. This is the only HRJ patent granted in the U.S. that we are aware of, and is expected to attract more attention when ASTM completes its ongoing certification and approval process for this fuel, which is expected to occur in 2011. The other recent additions are a U.S. patent for production of synthetic petroleum jelly, and a Chinese patent for coproduction of FT lubes and diesel. Most of our patents have been issued since the late 1990’s and will not expire until 2017. Patent rights are granted for a term of 20 years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.
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
Employees
As of March 11, 2011, we had 19 employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.
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
Operating Hazards
Operations at our GTL, BTL and CTL plants will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of natural gas and the materials produced at these plants. An incident could affect our operating costs, insurability and relationships with customers, employees and regulators.
Available Information
Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available on this website under “Investor Relations-Financial Information — Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us. Additionally, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

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
We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. Our Dynamic Fuels plant is the first commercial scale plant operating to date and it is based on our Bio-Synfining™ Technology. No commercial-scale plant based on the Synfining® Processes has been operational to date. A commercial-scale plant based on the Synfining® Processes may never be successfully built either by us or by our licensees. Success depends on our licensees’ ability to economically design, construct and operate commercial-scale plants based on the Syntroleum® Technologies which depends on a variety of factors, many of which are outside our control.
Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any license fees, royalties or equity distributions under our license agreements. To date, no licensee of the Syntroleum® Technologies has exercised its right to obtain a site license, although the Geismar Facility is operational and utilizing our technology. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® Technologies will depend on a variety of factors outside our control, including the prevailing view regarding the price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to by Tyson in the limited liability company agreement relating to Dynamic Fuels.

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
A variety of results necessary for successful operation of the Syntroleum® Technologies could fail to occur at a commercial plant, including reactions successfully tested on a laboratory, pilot plant or demonstration plant basis. Results that could cause commercial-scale plants based on the Syntroleum® and Synfining® Processes to be unsuccessful include:
•	Synthesis gas catalyst activity less than design basis which would require an increase the amount of catalyst, and/or number of reactors required to produce the design synthesis gas rate and increase capital and operating costs;
•	lower Fischer-Tropsch catalyst activity which would increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;
•	lower reaction activity than that demonstrated in laboratory, pilot plant and demonstration plant operations, which would increase the amount of catalyst or number of reactors required to convert FT products into finished, marketable fuels;
•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, thereby increasing operating costs;
•	excessive production of gaseous light hydrocarbons from the FT reaction compared to design basis, which would lower the amount of liquid hydrocarbons produced, reduce revenues, and reduce margins;
•	inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® Process to produce on specification synthesis gas adequate for economic operation of a GTL, CTL or BTL plant; and
•	higher than anticipated capital and operating costs.
Results that could cause commercial-scale plants based on our Bio-Synfining™ Technology to be unsuccessful include:
•	higher than anticipated catalyst or hydrogen consumption;
•	inadequate removal of feedstock impurities in pre-treatment;
•	lower process yields than that demonstrated in laboratory operations; and
•	higher than anticipated capital and operating costs.
In addition, we have encountered and future plants could experience mechanical difficulties related or unrelated to elements of the Syntroleum® Technologies.
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
Federal tax incentives make the cost of renewable diesel production significantly more competitive with the price of diesel. Currently, under the Energy Independence Act and the Energy Policy Act of 2005, or EPACT, the tax credit for producers of diesel/renewable diesel blends of up to a $1.00 tax credit per gallon is set to expire on December 31, 2011. There can be no assurance that it will be renewed on similar terms, if at all. Additionally, the credit for producers of naphtha and liquid petroleum gases of $0.50 per gallon tax credit is set to expire on December 31, 2011. There can be no assurance of this credit’s continued existence, and its elimination would be harmful to our business and financial condition. Finally, these credits and other federal and state programs that benefit renewable diesel generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, which might in the future be the subject of challenges. The elimination or significant reduction in the renewable diesel tax credit or other programs could harm our results of operations and financial condition.
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
In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2010, we had approximately $12.5 million of cash and cash equivalents and $1.3 million of accounts receivable to fund operations and investing activities. We review cash flow forecasts and budgets periodically.
We expect that we will need to raise additional capital to accomplish our business plan over the next several years through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval and the terms could include dividend, liquidation, conversion, voting and other rights more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.
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
The construction and operation of plants based on the Syntroleum® Technologies will be subject to the risks of delay or cost overruns resulting from numerous factors. Delays in construction or operation of the plant could directly impact the capital expenditure budget or working capital budget. Increases in these costs could result in increased equity payments from parent companies.
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
We have incurred losses.
As of December 31, 2010, we had an accumulated deficit of $342.4 million. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize our technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.
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
Because the products from plants utilizing the Syntroleum® Technologies are expected to compete in markets with conventional petroleum products, an increase in alternative feedstock prices relative to prices for oil, or a decrease in prices for oil relative to alternative feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, vegetable oils and refined products include:
•	changes in supply and demand balance of feedstocks and refined products;
•	weather conditions;
•	domestic and foreign government regulation;
•	actions of the Organization of Petroleum Exporting Countries;
•	political conditions in countries producing feedstocks;
•	supply of crude oil, natural gas, coal, biomass fats, greases and vegetable oils;
•	location of GTL plants relative to natural gas reserves and pipelines;
•	location of CTL plants relative to coal reserves and transportation systems;
•	location of BTL plants relative to biomass reserves and transportation systems;
•	capacities of pipelines;
•	fluctuations in seasonal demand;
•	crop yields;
•	seasonality of prices for feedstocks and refined products;
•	farmer planting decisions;
•	output and proximity of crush facilities that convert the crops to oils;
•	alternative uses for fats;
•	number of animals slaughtered and rendered;
•	price and availability of alternative fuels; and
•	overall economic conditions.
Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.
We depend to a large extent on the performance of our executive officers, Edward G. Roth, our Chief Executive Officer, Karen L. Gallagher, our Senior Vice President of Finance and Principal Financial Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 31, 2010, we had 19 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.
We depend on strategic relationships with feedstock suppliers, construction contractors, site owners, manufacturing and engineering companies, and customers. If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.
Our or our licensee’s ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, engineering service companies, site owners, manufacturing and engineering companies, and customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that our licensees or we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained. In addition, the dynamics of our relationships with strategic participants may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.
We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:
•	timing of any construction by us or our licensees of plants;
•	demand for licenses or other technology transfer agreements of the Syntroleum® Technologies and receipt and revenue recognition of license fees;
•	volatile price of commodities used and produced;
•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;
•	market acceptance of new technologies; and
•	general economic conditions.
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
United States government regulations effectively preclude us from actively engaging in business activities in certain countries. These regulations could be expanded to cover countries where we may wish to operate in the future. These developments could subject the operations of our company to increased risks and, depending on their magnitude, could have a material adverse effect on our business.
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
We lease a corporate facility in Tulsa, Oklahoma. The lease expires in 2014 with an option to renew and provides for payments of approximately $85,500 annually, with escalation amounts occurring 2012 and 2013.

Item 3.	Legal Proceedings
On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with SINOPEC. We determined that no additional compensation was warranted as a result of the transaction. The arbitration between Syntroleum Corporation and Ziad Ghandour’s styled Ziad Ghandour v. Syntroleum Corporation, Case No. 50 166 T 00048 10, pending before the American Arbitration Association, was settled on January 17, 2011, and the arbitration was dismissed with prejudice on January 18, 2011. The parties exchanged mutual releases. The settlement has been recorded in our year ended December 31, 2010 Statement of Operations.

Item 4.	Removed and Reserved.
Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Prices. Our common stock is traded on the NASDAQ Stock Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2010 and 2009.

	Sales Price
	High	Low
Year Ended December 31, 2010:
First Quarter	$2.95	$2.12
Second Quarter	$2.30	$1.64
Third Quarter	$2.14	$1.50
Fourth Quarter	$2.02	$1.70

Year Ended December 31, 2009:
First Quarter	$1.46	$0.61
Second Quarter	$2.58	$1.34
Third Quarter	$3.13	$1.97
Fourth Quarter	$2.76	$2.02
Record Holders. The 81,901,346 shares of our common stock outstanding at March 11, 2011, were held by approximately 1,108 record holders (including brokerage firms and other nominees).
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
Our stock price may continue to be volatile and could decline in the future. Historically, the market price of our common stock has been very volatile. The trading price of our common stock is expected to continue to be subject to substantial volatility as a result of internal and external events. This volatility has often been unrelated to the operating performance of the Company. These broad market fluctuations may adversely affect the market price of our common stock.

We are required to maintain standards for listing of our common stock on the NASDAQ Stock Market, and we cannot assure you that we will be able to do so. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.
Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 6% percent of the outstanding shares of our common stock as of March 11, 2011. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will impact the market price for our common stock or our ability to raise capital by offering equity securities.
Issuer Repurchases of Equity Securities
Neither we nor anyone acting on our behalf or that of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2010.
Equity Compensation Plans
The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2010.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average Exercise	Future Issuance Under
	be Issued Upon Exercise	Price of Outstanding	Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(excluding securities
	Warrants and Rights	Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)(2)	7,378,798	$2.05	4,637,846

Equity Compensation Plans Not Approved by Security Holders (3)(4)(5)(6)	10,926,871	$2.97	4,240,256

Total	18,305,669	$2.60	8,878,102

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, as amended, including the Stock Option Plan for Outside Directors.

(2)	Includes up to 75,000 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6.40 and $7.98 per share for warrants issued since October 2004.

(3)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our previous Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The ability to exercise the options will terminate upon the tenth anniversary of the date of the grant.

(4)	Includes up to 4,250,000 shares to be issued upon exercise of warrants issued to Tyson. The warrants are issuable upon Tyson remaining at least a 10% equity owner in Dynamic and upon commercial operation of the plant. The warrants have an exercise price of $2.87 per share. An additional 4,000,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.

(5)	We have registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2010, we have issued 509,744 shares under this Plan.

(6)	Includes up to 5,676,871 shares to be issued upon exercise of warrants issued to Fletcher International Ltd. (“Fletcher”). The warrants were issued in 2009 and 2010. The warrants have an exercise price of $3.30 per share and expire six years from the dates the warrants were issued.

Use of Proceeds
The Company received total proceeds net of commission equal to $4.9 million from sales of 2,890,173 shares of its common stock at a price of $1.73 per share pursuant to an offering completed during December, 2010, under its shelf Registration Statement on Form S-3 (No. 333-157879). These sales were made to Energy Opportunity, Ltd., a statutory underwriter, under the terms of a common stock purchase agreement dated as of July 14, 2010. We currently intend to use the net proceeds from the sale of the securities for general corporate purposes. These general purposes may include capital expenditures and/or working capital for us or our joint ventures.
Performance Graph
The following performance graph compares the performance of our common stock during the period beginning on December 31, 2005 and ending on December 31, 2010 to the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) and an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.
VALUE OF $100 INVESTMENT
ASSUMING REINVESTMENT OF DIVIDENDS AT DECEMBER 31, 2005, AND AT THE END OF EVERY FISCAL
YEAR, AND THROUGH DECEMBER 31, 2010

Item 6.	Selected Financial Data
The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$8,410	$27,432	$4,890	$16,472	$2,700
Operating income (loss)	(2,252)	12,469	(8,381)	(10,362)	(28,506)
Income (loss) from continuing operations	(9,633)	5,160	(5,448)	(10,550)	(28,070)
Income (loss) from discontinued operations	97	(122)	1,310	13,595	(26,555)
Net income (loss)	$(9,536)	$5,038	$(4,138)	$3,751	$(54,625)
Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.12)	$0.07	$(0.09)	$(0.17)	$(0.50)
Income (loss) from discontinued operations	$(0.00)	$0.00	$0.02	$0.23	$(0.48)
Net income (loss)	$(0.12)	$0.07	$(0.07)	$0.06	$(0.98)

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$12,950	$27,307	$7,709	$22,401	$29,199
Total assets	59,396	58,861	38,838	32,291	43,937
Convertible debt	—	—	—	—	27,641
Deferred revenue	24,300	25,668	22,613	22,578	21,840

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ, subject to certification), kerosene, naphtha, propane and other renewable chemical products.
Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.
Operating Revenues
During the periods discussed below, our revenues were primarily generated from the sale or transfer of our technology, technical services revenue from engineering and sales of products for testing purposes. In the future, we expect to receive revenue from engineering technical services, royalties and other income from our jointly owned subsidiary Dynamic Fuels, sales and licensing of our technologies and product sales or royalties for the use of GTL, BTL and CTL plants in which we will own an equity interest.
Until the commencement of full rate commercial operation of Dynamic Fuels, we expect that cash flow relating to our Syntroleum® Technologies will consist primarily of revenues associated with technical services and sales and licensing of our technology. Upon full rate commercial operations of the Dynamic Fuels facility and adequate working capital, we may receive royalty fees based on the production of the facility. We expect to achieve full rate operations in the second quarter of 2011. We also expect to receive additional profits from the operations of the facility based on our proportionate equity ownership of the plant. We may receive revenues associated with the sale of the use of our technology to certain customers with limited rights in certain geographic areas. Our future operating revenues and investments in projects will depend on the successful commercial operation of the Dynamic Fuels facility or other GTL, BTL or CTL plants based on the Syntroleum® Process, the success of competing GTL technologies, and other competing uses for natural gas, biomass or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, animal fats, fuel and specialty product prices and trends in environmental regulations. If the price of these products increase (decrease), there could be a corresponding increase (decrease) in operating revenues.

We continue to incur operating expenses with respect to commercializing our Syntroleum® Technologies and do not anticipate recognizing any significant revenue production from the Dynamic Fuels Bio-Synfining™ facility until the second half of 2011.
Operating Expenses
Our operating expenses historically have consisted primarily of engineering, including third party engineering and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expenses and expenses associated with other related administrative functions.
We have also recognized depreciation and amortization expense related to office and computer equipment, leasehold improvements and patents. We have reduced our costs and expenses over the past three years with the completion of our research and development efforts related to running the CDF and Pilot Plant. Operating costs declined as a result of suspending operations at plants, reducing our workforce and focusing on cost minimization. Our current workforce consists of engineers and general and administrative employees. The implementation of these cost saving measures had a significant favorable impact on our operating expenses.
We have incurred costs related specifically to the development and design of the Bio-Synfining™ and Syntroleum® Process. These costs, which relate primarily to engineers and outside contract services for initial engineering, design, and development, are included in engineering costs in our consolidated statements of operations.
We have invested $40.5 million of cash into our Dynamic Fuels Bio-Synfining™ plant in which we own an interest for our portion of start-up and capital expenditures, including working capital for our share of the engineering design, construction and start-up of the plant. We have incurred our share of initial working capital which includes expenses relating primarily to the cost of feedstocks for the plant and operating expenses relating to the plant, including labor, consumables and product marketing costs.
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2010, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $43,523,000, which represents our equity investment in and loans to this entity.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $36.25 million in capital contributions by December 31, 2010. Each member contributed an additional $5.0 million in the form of a working capital loan to the entity. The $5.0 loan will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.
Dynamic Fuels began commercial operations in November of 2010. The plant has achieved full rate production levels, but not on a continuous basis. As of February 28, 2011, the plant has produced and sold 3.1 million gallons of renewable diesel and 0.7 million gallons of renewable naphtha. The plant also produced 40,000 gallons of renewable jet fuel, which is being tested by the U.S. military. Full rate capacity for the plant is 5,000 barrels per day. We expect to achieve full rate capacity on a continuous basis in the second quarter of 2011.

Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel HRJ, meets all petroleum based jet fuel specifications. We are awaiting certification of HRJ jet fuel for a 50/50 blend for use in aviation. We expect it to occur in the first half of 2011, thus allowing us to market our jet fuel production capabilities to interested parties. The production of our fuel is eligible for the $1.00 tax credit per gallon of renewable diesel and $0.50 per gallon of renewable naphtha under the Energy Independence Act and Energy Policy Act of 2005. Our fuel also generates 1.7 RIN’s per gallon. RIN prices have increased in recent months due to the government mandated demand for 800 million gallons of biomass-based diesel to be consumed by refiners in 2011. As of March 1, 2011, RIN prices are $1.10 per gallon and therefore worth $1.87 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel. We have the ability to produce various renewable specialty chemical products with higher margins that are not dependent on government subsidies or mandates. We are actively researching and marketing to these specialty chemical markets.
On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap, which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. This debt funding is in addition to the equity contributions and loans provided by each member.
Discontinued Operations
Research and Development
In 2007, we determined we had completed the research and development activities necessary to validate our technology. All of these research and development expenses were associated with the development of our Syntroleum® Process. We decided to focus on the commercialization of our technologies to produce synthetic liquid hydrocarbons.
Results of Operations
Consolidated Results for the Years Ended December 31

Revenues	2010	2009	2008
	(in thousands)
Technology Revenue	$3,600	$22,503	$—
Technical Services Revenue	2,805	1,940	576
Technical Services Revenue from Dynamic Fuels	2,005	2,767	2,592
Other Revenue	—	222	1,722

Total Revenues	$8,410	$27,432	$4,890

Technology Revenue. Technology Revenue was $3,600,000 for the year ended December 31, 2010 and relates to the delivery of technology equipment related to our transfer of technology sale that occurred in 2009. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for Dynamic and other engineering services remained relatively the same in 2010 as compared to 2009. It increased in 2009 compared to 2008 revenues. This increase is attributable to increased technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels. Revenue from Dynamic Fuels is expected to be significantly less in 2011 as the project is complete and the plant is operational and will need limited licensor work. We expect to continue to earn revenues for engineering services provided to other customers on an individual contract basis in 2011.
Other Revenue. There were no other revenues in the year ended December 31, 2010. The revenue in 2008 consisted of GTL fuel sales and recognition of revenue for the completion of the second and third milestone for our work with testing 600 gallons of renewable jet fuel with the DOD in the amount of $1,012,000 in 2008. We do not expect to recognize future revenues from this revenue source.

Operating Costs and Expenses	2010	2009	2008
	(in thousands)
Engineering	$2,871	$3,416	$3,803
Depreciation and amortization	217	339	620
Non-cash equity compensation	1,719	4,180	2,418
General and administrative and other	5,855	7,028	6,430

Total Operating Costs and Expenses	$10,662	$14,963	$13,271

Engineering Expense. The decrease in expenditures in 2010 compared to 2009 and 2008 is a result of decreased engineering headcount and increased bonus compensation granted and expensed in 2009 for the execution and delivery of technology document agreements.
Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees decreased in 2010 compared to 2009 and 2008. These changes in expense primarily relate to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and we expect to recognize the remaining amount of equity compensation for the milestone based awards in 2011, but we do not expect such additional equity compensation expense to be significant and will not have significant equity compensation expense for the remainder of 2011, unless new awards are granted.
General and Administrative and Other. General and administrative expenses decreased significantly in 2010 compared to 2009 and 2008. The decrease primarily relates to bonus compensation granted in 2009 for the execution and delivery of technology document agreements and decreased legal fees due to settlement of litigation, offset by the non-cash expense of legal fees from prior years on abandoned patents and cash settlements. In 2008 expenses were higher due to legal fees associated with litigation.

Other Income and Expenses	2010	2009	2008
	(in thousands)
Interest Income	$31	$96	$542
Other Income	64	70	25
Loss in equity of Dynamic Fuels, LLC	(5,628)	(4,158)	(424)
Foreign Currency Exchange	(1,848)	(3,036)	2,790
Income taxes	—	(281)	—
Income (Loss) From Discontinued Operations	97	(122)	1,310
Interest Income. The decrease in interest income over the years is due to declining interest rates on money market funds. A majority of interest income is generated from money market accounts with our current cash balances.
Loss in equity of Dynamic Fuels, LLC. Our 50% share of Dynamic Fuels’ loss for its year ended September 30, 2010 increased due to initial start-up operating expenditures. Expenditures incurred for Dynamic’s year ended September 30, 2010 includes site rent, project development, equipment evaluation and labor expenditures for operations staff for 12 months. In anticipation of plant operation in 2010, operating expenditures incurred for Dynamic Fuels total approximately $12,042,000 for the twelve months ended September 30, 2010. We expect to see income from this investment in 2011 upon full rate commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no current cash impact on us.
Income (Loss) from Discontinued Operations. Changes in income from discontinued operation primarily resulted from lower than expected dismantlement costs in 2010 resulting in a gain from reducing our asset retirement liability associated with the Catoosa Demonstration Facility to $0. The increase in 2008 results from proceeds received in the amount of $1,500,000 from the settlement of future payments associated with our international oil and gas assets in 2008.
We will not incur further expenses related to our oil and gas activities in the future.
Liquidity and Capital Resources
General
As of December 31, 2010, we had $12,513,000 in cash and cash equivalents. At December 31, 2010 we had $1,285,000 in accounts receivable outstanding relating to our Technical Services Revenue, $729,000 of which is due from Dynamic Fuels. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.

Our current liabilities totaled $1,693,000 as of December 31, 2010.
Our business plan over the next several years includes potential investments in additional plants and we will need to raise capital to accomplish this plan. We expect to obtain funding through debt or equity financing, joint ventures, license agreements and other strategic alliances. If we obtain additional funds by issuing equity, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing might be available.
If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.
Cash Flows
2010 vs. 2009
Cash flows used in operations was $1,112,000 during the year ended December 31, 2010 compared to cash flows provided by operations of $12,646,000 during the year ended December 31, 2009. The increase in cash flows provided by operations in 2009 primarily results from the collection of revenues from technology transfer agreements of $19,000,000 and engineering technical services.
Cash flows used in investing activities were $21,264,000 during the year ended December 31, 2010 compared to $6,218,000 during the year ended December 31, 2009. We invested $16,250,000 in and loaned $5,000,000 to Dynamic Fuels in 2010. We have no further commitments to fund Dynamic Fuels, but additional commitments could arise based on the cash flow needs of the entity. The cash used in investing activities in 2009 included a $6,000,000 investment into Dynamic Fuels.
Cash flows provided by financing activities during the year ended December 31, 2010 was $9,877,000 compared to $8,483,000 in 2009. The cash flows provided by financing activities are primarily due to net proceeds received from our Stock Purchase Agreement with Fletcher and Energy Opportunity Ltd (“Energy”). Fletcher purchased a total of 4,541,497 shares of our common stock at a stock price of approximately $2.64 in 2009 and 2010. Energy purchased a total of 3,948,374 shares of our common stock at a stock price of approximately $1.77 in 2010.
2009 vs. 2008
Cash flows provided by operations was $12,646,000 during the year ended December 31, 2009 compared to cash flows used in operations of $2,772,000 during the year ended December 31, 2008. The increase in cash flows provided by operations primarily results from the collection of revenues from technology transfer agreements of $19,000,000 and engineering technical services.
Cash flows used in investing activities were $6,218,000 during the year ended December 31, 2009 compared to $5,532,000 during the year ended December 31, 2008. We invested $6,000,000 in Dynamic Fuels in April of 2009. The cash used in investing activities in 2008 included a $14,000,000 investment into Dynamic Fuels. This investment was offset by the sale of assets associated with our discontinued operations such as, receipt of payments from AAERL of $7,266,000 and the proceeds from the sale of the Technology Center of $1,100,000.
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
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2010:

	Payments Due by Period
	(In thousands)
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Operating Lease Obligations	$478	$181	$232	$18	$47
Asset Retirement Obligations	603	—	603	—	—

Total	$1,081	$181	$835	$18	$47

Our operating leases include leases for corporate headquarters, demonstration plants and software.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2010. Expense is not recognized until an employee is severed.

We entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, we at the request of the licensee must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the Process Design Package, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount for liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts. Dynamic Fuels has not met all conditions required for the Performance Test to occur in order to pass the Performance Guarantee at this time.
We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.
Equity Issuances
We and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher could purchase up to $12,000,000 of our common stock at a price of approximately $2.6423 per share. With each common stock purchase, Fletcher also received a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased, with an exercise price of $3.30. On October 14, 2009, December 30, 2009 and April 20, 2010 Fletcher purchased a total of 4,541,497 shares of our common stock. Warrants were issued with each stock purchase to purchase a total of 5,676,871 shares of our common stock at an exercise price of $3.3029 per share. The warrants expire between October 14, 2015 and April 20, 2016. The warrants were deemed to have a fair value of approximately $10.1 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $11.6 million, after deducting fees and expenses of the offering payable by us.
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
On July 14, 2010, we entered into a Common Stock Purchase Agreement with Energy that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. On August 5, 2010 we sold 1,058,201 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.89 per share, based on current market prices. On December 29, 2010, we sold 2,890,173 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.73 per share, based on current market prices. We have received $6,900,000 in net proceeds from this Purchase Agreement. An additional $3,000,000 remains under the Purchase Agreement.
As an incentive to Tyson for entering into the Dynamic Fuels Limited Liability Company Agreement, Tyson received warrants to buy our common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that Tyson remain at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Maturity of each tranche of warrants will be on the third anniversary of each respective plant’s start-up date of commercial operations. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches, warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant.
On June 30, 2008, we and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of our common stock in exchange for credit support relating to the obligations of Dynamic Fuels under the Gulf Opportunity Zone Tax Exempt Bonds, (“GO Zone Bonds”). Tyson agreed under the terms of the Warrant Agreement to provide credit support for our 50% share of the letter of credit required under the GO Zone Bonds. Tyson received 8.0 million fully vested warrants to purchase the Company’s common stock at an exercise price of $0.01 on October 21, 2008 upon providing the credit support upon the issuance of the GO Zone Bonds. The warrants were exercised on April 16, 2009.

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
In July of 2009 the FASB issued guidance that addresses additional required disclosures about recurring and nonrecurring fair value measurements under Topic 820, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial positions and results of operations.
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
Revenue Recognition. We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license as incurred. The license agreements require us to develop a technology design and other technical services in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP.” The preparation of our PDP includes engineering labor and necessary materials for completion of the package.
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
We expect to recognize revenue for royalty fees associated with our licensees’ plants or our own equity owned plants. The royalties, if applicable, will be recognized upon production of finished product by the licensee.
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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $15,245,000 at December 31, 2010. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $1.02 and $0.89 at December 31, 2010 and December 31, 2009, respectively.
We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated March 15, 2011, are set forth on pages F-1 through F-17 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2010.
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
We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011, expressed an unqualified opinion.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 15, 2011

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our certificate of incorporation divides the board of directors into three classes with the number of directors in each class to be fixed as provided in our bylaws. Our bylaws provide for a board of not less than three and no more than 11 directors with the exact number of directors in each class to be fixed by our board. Our board has determined that the total number of directors on the board at this time shall be six and that two directors shall be in each of Class A, Class B and Class C. Directors hold office for staggered terms of three years (or less if they were appointed to the board between annual meetings to fill a vacancy). One of three classes is elected at each year’s annual meeting to succeed the directors of that class whose terms are expiring. The terms for the directors of Classes C, A and B expire at the annual meeting of stockholders in 2011, 2012 and 2013, respectively. The 2011 annual meeting of stockholders is expected to be held in the third quarter of 2011.
2011 — Class C Directors

Name and Business Experience	Age

Alvin R. Albe, Jr.	57

Mr. Albe has served as a director since December 1988. Mr. Albe is currently a Senior Advisor to TCW Group, Inc. (“TCW”), an investment management firm. Prior to joining TCW in 1991, Mr. Albe was President of Oakmont Corporation, a family office that administers and manages assets for high net worth individuals and their families. Mr. Albe was associated with Oakmont Corporation from 1982 to 1991. Prior to 1982, Mr. Albe was Manager of Accounting at McMoRan Oil and Gas Co., and a Certified Public Accountant with Arthur Andersen & Co. in New Orleans. Mr. Albe graduated from the University of New Orleans with a B.S. in Accounting. The board selected Mr. Albe to serve as a director because of his extensive financial background in investments and accounting standards.

Edward G. Roth	54

Mr. Roth has been our President and Chief Executive Officer since November 19, 2007 and a director since March 16, 2007. Mr. Roth joined Syntroleum in July 2004 as our Senior Vice President of Projects. In April 2005, Mr. Roth was named our Executive Vice President of Engineering and Chief Technology Officer and in March 2007 was appointed as our President. Prior to joining Syntroleum in July 2004, Mr. Roth was employed by Petrofac Resources International, serving in varying positions from December 1997 to July 2004. In July 2003, Mr. Roth served as President and Chief Operating Officer of Petrofac LLC, a company involved in all facets of turnkey engineering, procurement and construction in refining and gas processing. From February 1994 to December 1997, Mr. Roth was Vice President of Engineering & Operations at Zilkha Energy. From December 1979 to February 1994, he was employed by ARCO in various capacities, including drilling production operations and business development both domestically and internationally. Mr. Roth has a B.S. in Petroleum Engineering from Texas A&M University and a M.B.A. in Finance from the University of Chicago. Mr. Roth is a certified professional engineer. Mr. Roth was selected by the board for his extensive background in the energy industry in engineering, procurement and construction in refining and gas processing as well as for his engineering technical expertise and executive experience.

2012 — Class A Directors

Name and Business Experience	Age

Frank M. Bumstead	69

Mr. Bumstead has been a director since May 1993. He has served as the Chairman of Flood, Bumstead, McCready & McCarthy, Inc., a financial and business management firm, since 1989 and as a managing member of FBM Consults, LLC since January 1, 2001. Mr. Bumstead presently serves as a director and Chairman of the Compensation Committee of Brookdale Senior Living, Inc.; a New York Stock Exchange listed company, director of United Supermarkets, Inc.; director of Nashville Wire Products, Inc.; a trustee of The Memorial Foundation and chairman of audit, finance and investment committees for the Country Music Association, Inc. Mr. Bumstead holds a B.S. in Business Administration from Southern Methodist University and a Masters of Business Management from Vanderbilt Owen Graduate School of Management. The board selected Mr. Bumstead to serve as a director because of his experience in financial management and his board experience with other public companies.

Robert B. Rosene, Jr.	57

Mr. Rosene has been our Chairman of the board since November 19, 2007 and a director since March 1985. Mr. Rosene has been President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company, since 1998. From 1984 to August 1998, he was Vice President of Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm which he co-founded. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University. The board selected Mr. Rosene for his expansive knowledge of the oil and gas industry and macro-economic global conditions and his ability to bring a unique and valuable perspective to the board.

2013 Class B Directors

Name and Business Experience	Age

P. Anthony Jacobs	69

Mr. Jacobs has served as a director since November 1995. Mr. Jacobs also served as the Chairman of the board of SLH Corporation, a predecessor to the company, from December 1996 through the closing date of the merger of Syntroleum Corporation into SLH Corporation in August 1998. Mr. Jacobs retired in 1998. Previously he served as President and Chief Executive Officer of Lab Holdings, Inc., a company principally engaged in the laboratory testing business, from September 1997 until August of 1999 when Lab Holdings merged with Lab One, Inc. From 1990 to 1993, he served as Executive Vice President and Chief Operating Officer of Seafield Capital Corporation, and from May 1993 to September 1997, he served as President and Chief Operating Officer of Seafield Capital Corporation. Mr. Jacobs holds a B.A. and an M.B.A. from the University of Kansas and is also a Chartered Financial Analyst. The board selected Mr. Jacobs to serve as a director because he brings extensive financial expertise in both the public and private markets.

James R. Seward	58

Mr. Seward has served as a director since December 1988. Mr. Seward also served as the President, Chief Executive Officer and director of SLH Corporation from February 1997 through the closing date of the merger of Syntroleum Corporation into SLH Corporation in August 1998. Mr. Seward is currently a private investor. Mr. Seward presently serves as a director of Brookdale Senior Living, Inc, a company traded on the New York Stock Exchange and RBC Funds, a family of publicly traded mutual funds. From 1990 to September 1997, Mr. Seward served as Chief Financial Officer and a director of Seafield Capital Corporation. From 1990 to May 1993, he served as Senior Vice President of Seafield Capital Corporation, and from May 1993 to September 1997, he served as Executive Vice President. Mr. Seward holds a B.A. from Baker University and an M.B.A. in Finance and a M.P.A. from the University of Kansas and is also a Chartered Financial Analyst. The board selected Mr. Seward to serve as a director because it believes he possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

There are no family relationships, of first cousin or closer, among our directors and executive officers, by blood, marriage or adoption.
Director Meetings and Compensation
During 2010, the board of directors held a total of 12 regular meetings and four special meetings and took action by unanimous written consent on six occasions. No director attended fewer than 75 percent of the aggregate of board meetings and meetings of any committee on which he served in 2010.
We do not pay our directors a cash retainer. All directors are reimbursed for their travel and other expenses involved in attendance at board and committee meetings.
Under the 2005 Stock Incentive Plan, non-employee directors are eligible to receive grants of options to purchase shares of our common stock or awards of common stock or restricted stock. On January 1 of each year, non-employee directors received annual grants of a number of shares of our common stock determined by dividing $50,000 by the closing price of our common stock on the last trading day of the previous year. We granted 18,797 shares to each of our directors on January 1, 2010 at a grant date stock price of $2.66 and expect to continue the annual grant of common stock to non-employee directors as part of their compensation for service on the board. Mr. Robert B. Rosene, Jr., Chairman of the board, received an additional grant of 35,088 shares of common stock at a grant date price of $2.85 in recognition of his additional services as Chairman of the board.
Employees who are directors are not paid any fees or additional remuneration for their services as members of the board or any committee of the board.
At December 31, 2010 our non-employee directors held unexercised options to purchase common stock as follows: Alvin R. Albe, Jr.—20,406; Frank M. Bumstead—20,406; P. Anthony Jacobs—10,002; Robert B. Rosene, Jr.—20,406; James R. Seward—3,301.
Stock Ownership Guidelines for Directors
We do not have a set guideline for director stock ownership. We do, however, encourage stock ownership by our directors and all compensation for services as a director is paid by us in shares of our common stock. As of December 31, 2010 board members beneficially owned approximately 5.3% of our issued and outstanding common stock.

Corporate Governance
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
Executive Officers of the Company
The following are our executive officers as of March 11, 2011.

Name	Age	Position

Edward G. Roth	54	Chief Executive Officer, President and Director
Karen L. Gallagher	59	Senior Vice President of Finance and Principal Financial Officer
For biographical information on Mr. Roth, please see, “Class C Directors”.
Karen L. Gallagher is a Senior Vice President and our Principal Financial Officer, having joined our company in June 2007. Ms. Gallagher was previously Executive Vice President, Chief Financial Officer and Cashier for Summit Bank from 2001 to 2007, Senior Vice President, Chief Financial Officer and Cashier for Federal BankCentre from 1998-2001, Vice President and Chief Financial Officer for Community Care HMO, Inc. from 1994-1997, and Senior Vice President and Chief Financial Officer for Western National Bank from 1984-1994. Prior to 1984 Ms. Gallagher served in various tax positions with Arthur Andersen & Co., GRA, Inc. and Commerce Bank. Ms. Gallagher is a certified public accountant and received her Bachelor of Science in Business Administration from the University of Missouri-Kansas City, Missouri.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and owners of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% or more stockholders during the fiscal year ended December 31, 2010 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.
Audit Committee Expert
Mr. Albe is the “audit committee financial expert” under SEC rules and meets the Nasdaq’s professional experience requirements.
Each other member of the Audit Committee believes that he also meets the requirements for being considered an “Audit Committee financial expert” under applicable rules and regulations.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Executive Compensation Philosophy and Objectives
The objective of Syntroleum’s executive compensation policy is to attract, retain and motivate highly qualified individuals and to align their interests with our shareholders. We do this by offering competitive, interrelated compensation components that are designed to reward them for results that have been identified as important factors in enhancing shareholder value. The tables that you find in this Annual Report on Form 10-K contain specific information about the compensation earned or paid in 2010, 2009 and 2008 to Edward G. Roth and Karen L. Gallagher, whom we refer to as our “named executive officers” as of December 31, 2010.
Role of the Nominating and Compensation Committee and Management
The Nominating and Compensation Committee determines cash bonuses and stock option and restricted stock awards and changes in remuneration to our executive officers. Bonuses and grants of stock options and restricted stock are individually determined and administered by the nominating and compensation committee. The Chief Executive Officer works with the Nominating and Compensation Committee in the design of the plans and makes recommendations to the committee regarding the salaries and bonuses of executive officers that report directly to him as well as the salaries and bonuses and the award of options and restricted stock to other employees.

Our executive compensation guidelines, as established by the Nominating and Compensation Committee, are designed to pay a base salary generally measured below the 50th percentile of base salaries paid by other peer group companies, as adjusted to take into account differences in revenue size and for individual performance. Our peer group companies have similar low current sales with high market to sales ratios. This is an indicator that the peer group is in a similar pre-commercialization stage in their business life cycle. The Nominating and Compensation Committee has determined Syntroleum’s peer group to include Andersons Inc., Aventine Renewable Energy Holdings, Inc., Ballard Power Systems, Inc., BioFuel Energy Corporations, Evergreen Energy, Inc., FuelCell Energy Inc., Fuel-Tech, Inc., Global Energy Holdings Group, Headwaters Inc., Pacific Ethanol, Rentech Inc., Synthesis Energy Systems, and Verenium Corporations. As the Company is in the pre-commercialization stage of business life and cash is a key performance indicator to the Company, the Nominating and Compensation Committee deems it appropriate to pay a base salary below average at this point in the Company’s business life. Based on compensation data for 2008, the chief executive officer was paid in the 11th percentile compared to the peer group listed above. Mr. Roth’s salary is paid under the terms of an employment agreement described below.
Incentive compensation takes the form of equity and cash. As part of this process, the Nominating and Compensation Committee recommends the Chief Executive Officer’s incentive compensation award to the board for approval and reviews and approves the awards recommended by the Chief Executive Officer with respect to the other executive officer. Such awards reward participants for achieving established cost targets and prosecuting the business of the company, reward execution of the business plan and success in execution beyond budgeted or expected values, and reward performance related to specific commercialization projects. These awards can take the form of cash or Syntroleum Corporation restricted stock or options with performance vesting schedules. In 2009 and 2010, these awards took the form of cash and in 2008 Syntroleum Corporation restricted stock or options with vesting aligned with certain company based performance objectives. All cash or equity grants to named executive officers are approved by the Nominating and Compensation Committee.
Typically, increases in base compensation occur upon significant changes in job responsibility or notable changes in the job market. Normally, previous compensation actions do not influence current year’s awards or grants except in the case of awards intended to cover multi-year periods.
Elements of Compensation Plan
Our compensation plan for key executives includes long-term milestone based incentives. We believe that by making milestone based incentives the basis for incentive awards provides the board with a means to emphasize and monitor management’s progress towards our key strategic goals. Based on the Nominating and Compensation Committee’s reviews of executive compensation, it was determined that the plan would be primarily comprised of base pay, incentive compensation and long-term incentive compensation. Base pay would be comprised of an executive’s salary, while incentive compensation consists of cash bonuses or immediately vested stock awards and would reward the executive for cost target performance during the year as measured against individual performance and reward execution of the business plan. Long-term incentive compensation is meant to reward multi-year achievements with awards given in stock options and restricted stock with vesting based on the occurrence of Company project related intermediate milestones. Long-term incentive compensation will take the form of stock and be performance based. By providing these three pieces of compensation it was determined that incentives would be in place to achieve strategic short-term milestones, while the long-term incentive compensation would be used to reinforce the sense of shared purpose, overall shareholder returns and focus executives on key longer term strategic and financial milestones. From time to time, individual or corporate achievements or market pressures may merit additional discretionary grants being given throughout the year. It is not our practice to time these grants prior to the release of material information but rather to provide these grants during the normal course of business. These would be granted at the Nominating and Compensation Committees’ discretion.
The allocation among these compensation elements depends on performance objectives and market pressures. Generally more emphasis is placed on incentive compensation than base salary. Grants of incentive and long-term incentive compensation were generally at least 50% of the named executive compensation package.
Base Pay
Base salary is generally measured below the 50th percentile of base salaries paid by other peer group companies, as adjusted to take into account differences in market capitalization and for individual performance. Base pay is designed to be competitive with salary levels for comparable executive positions at other peer group companies engaged in the development of new technologies. The Nominating and Compensation Committee reviews such comparable salary information as one factor to be considered in determining the base pay for our executive officers. The Nominating and Compensation Committee also considers other factors, including that officer’s responsibilities, experience, leadership, potential future contribution and demonstrated individual performance measured against strategic business objectives. As the Company is in the pre-commercialization stage of business, the Nominating and Compensation Committee considers the liquidity of the Company when factoring base pay into management salaries and therefore pays base salaries below average for named executive officers. Our philosophy and practice is to place a significant emphasis on incentive and long-term incentive compensation. The Nominating and Compensation Committee also considers internal pay equity among the executive officers and employees generally. The types and relative importance of the strategic business objectives and financial objectives vary among our executives depending on their positions and the particular operations and functions for which they are responsible. The compensation committee reviews base salaries annually. These salaries are reviewed at the first board meeting of each year and were not increased in 2010. Annual base salaries for Edward G. Roth and Karen L. Gallagher are currently $260,000 and $175,000, respectively.

Incentive Compensation
Incentive compensation takes the form of annual cash or equity bonuses paid at specific targets ranging from 25% to 50% of salary for key executives based on our compensation plan structure. These payouts are based on the Nominating and Compensation Committee’s review of individual performance related to cost targets and prosecution of the business of the Company. The annual bonus is not typically dependent on macroeconomic conditions. Annual bonuses are paid to our executive officers pursuant to our Syntroleum Incentive Compensation Plan, which provides for cash bonuses based on achievement over the course of the year of performance objectives. The amount each executive officer receives is determined by the Nominating and Compensation Committee and the board of directors and depends on the individual’s performance and level of responsibility. Typically executive officers may receive cash bonuses of 25% to 50% of their annual salary depending on the achievement of individual and company goals during the year. There is no limitation on the annual bonus if individual achievement and company goals are exceeded during the year. Competitive market factors for employee retention are taken into account as well as corporate performance when making these determinations. Successful achievement of all goals and objectives is not required for bonuses to be paid out. However, the amount of bonus paid is significantly impacted by lack of goal achievement. A minimum bonus threshold is included in Edward G. Roth’s employment agreement requiring bonuses of at least 50% of annual salary each year. Increases to this amount are based on the factors described above.
Incentive compensation may also take the form of a performance cash bonus paid at specific targets. These payouts are based on the Nominating and Compensation Committee’s review of execution of the business plan and success in that execution beyond budgeted or expected values. These bonuses are dependent on project related profitability and collections of profits. All business development, legal and final execution costs of a project are considered when determining profitability of a project. The amount each executive officer receives is determined by the Nominating and Compensation Committee and the board of directors and depends on the individual’s performance and level of responsibility related to the execution of the business plan and individual project.
In March of 2009, upon the successful execution of technology transfer revenue contracts, the Nominating and Compensation Committee approved performance cash bonuses to be paid out upon collection of receivables from these contracts. In 2009, the Company paid $1,144,456 and $240,625 to Edward G. Roth and Karen L. Gallagher, respectively for the execution and collection of funds from the revenue contracts and for the return of certain equity awards. At the time of such payment, Mr. Roth forfeited his rights to stock options granting him the right to purchase 785,000 shares of common stock.
At the end of 2010 individual performance ratings were determined for executives and it was determined that individual performance was in line with expectations, cash bonuses related to 2010 individual performance were paid on December 24, 2010 to Edward G. Roth and Karen L. Gallagher in the amounts of $200,000 and $35,000, respectively. These bonuses were 77% and 20% of 2010 annual salaries, respectively.
The nomination and compensation committee expectations for 2010 included fiscal responsibility, expansion or engineering services, and execution of key projects, including collection of receivables from these projects. The Company was under budget on all capital expenditures and expenses and exceeded budgeted revenues. The engineering team performed engineering work and provided licensor assistance throughout 2010 on the Dynamic Fuels Plant as well as worked on additional studies for other clients. Key projects for the Company for 2010 included, leased pilot plant operations for a client with successful data collected, dismantlement of our Catoosa Demonstration Facility for shipment to China to be reconstructed and operated by our client and licensor assistance and construction activities for our Dynamic Fuels Plant. Ms. Gallagher and Mr. Roth played key roles in leading all of these activities for the Company and managing the staff and Company funds to achieve each of these goals. Given the committee’s view of their contributions to key roles in the Company the decision was made to make these payments in cash.

Performance Based Long-Term Equity Incentive Compensation
Long-term incentive compensation is tied directly to Company project related milestones that if achieved, are expected to increase stockholder return. Long-term incentive compensation consists of stock options and restricted stock, which generally vest based on specified performance measures such as company milestones. The specific milestones are listed below. The vesting amounts differ upon each milestone. Vesting of 60% or more of the award occurs upon the final milestone, successful project completion and operation. The exercise price of stock options is generally equal to the fair market value of the common stock on the date of grant. Accordingly, executives receiving stock options and restricted stock are rewarded only if the market price of the common stock appreciates. Stock options and restricted stock are thus designed to align the interests of our executive officers and other employees with those of our stockholders by encouraging executives to enhance our value and, hence, the price of the common stock and stockholder return. In determining whether to grant stock options or restricted stock to executive officers, the Nominating and Compensation Committee considers a variety of factors, including that executive’s current ownership stake in our company, the degree to which increasing that ownership stake would provide the executive with additional incentives for future performance, the likelihood that the grant of those options or restricted stock would encourage the executive to remain with our company, prior option grants (including the size of previous grants and the number of options and shares of restricted stock held), peer group analysis of similar positions and the value of the executive’s service to our company. Historical grants of long-term incentive compensation have been in line with peer group analysis. The compensation committee also considers these factors when determining whether to grant stock options or restricted stock to other employees. Stock option grants were previously granted annually with time vesting. Performance based grants are given out less frequently and timed to changes in our long-term performance measures.
In November of 2008, the board approved performance based grants of stock or option awards to all employees, including officers. These grants pertain to milestones listed below and additional grants will not be granted annually. The Nominating and Compensation Committee reviewed the amount of awards to each officer and employee and considered contributions to company milestones and comparable compensation packages for officers within the same industry. Upon completion of this analysis the Nominating and Compensation Committee granted an additional award of restricted stock to Mr. Roth of 1,000,000 shares. Ms. Gallagher received options in the amount of 485,000 at an exercise price of $0.66. In exchange for this award, Ms. Gallagher turned back her previous unvested stock award of 150,000 shares. These awards vest as follows:
•	Approximately 12% total vesting, upon the date of closing of the financing for the construction of a commercial Bio-Synfining Plant (the “Plant”); and
•	Approximately 12% total vesting, upon the date of the groundbreaking of the above Plant’s construction; and
•	Approximately 15% total vesting, upon the date of completion start-up operations and commencement of the Plant’s commercial operations; and
•	Approximately 61% total vesting, upon the successful completion of the performance testing on the Plant.
These awards were granted pursuant to the Company’s 2005 Stock Incentive Plan. The first three milestones have been achieved and the corresponding options and shares have vested. The Awards also vest upon death, disability, retirement, resignation for good reason and a change in control.
Benefits
Benefits are part of the overall competitive compensation program designed to attract and retain employees including executive officers. The named executive officers participate in the same benefit programs as our general employee population.
Severance and Retirement
We have severance agreements with all of our named executive officers who remained employed by us following the 2007 restructure of our work force. Our severance agreements provide for the payment of salary for periods after the date of termination of employment that vary depending primarily upon the position held by the employee and the event giving rise to the termination of employment. The payment of severance is intended to provide financial security to the executive at competitive levels to attract and retain executive officers.
Stock Ownership Guidelines
Syntroleum does not have specific equity or other security ownership requirements or guidelines for management. However, management is encouraged to take an ownership stake in the company and is specifically compensated with a trend towards equity compensation for both cash conservancy and long-term growth opportunities. Margin accounts of our common stock held by executive officers and trading in derivatives of our common stock by executive officers are discouraged but not specifically disallowed by corporate policy. Under our Code of Ethics and Conduct all insiders are bound by the rules of insider trading and speculation in Syntroleum stock is discouraged.

Compliance with Internal Revenue Code Section 162(m)
Section 162(m) of the Internal Revenue Code generally disallows a deduction to public companies to the extent of excess annual compensation over one million dollars paid to the chief executive officer or to any of the four other most highly compensated executive officers, except for qualified performance-based compensation. While the board considers all compensation paid to the Chief Executive Officer and the named executive officers to be performance-based, it does not meet all the definitions of “performance based” compensation in Section 162(m). The compensation committee strongly believes that retaining discretion in determining awards within the parameters of the performance goals is essential for long-term success. In the past, the effect of the amounts paid in excess of the deductibility amount has been immaterial to our tax return. We plan to review executive compensation as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with our compensation objectives.
EXECUTIVE COMPENSATION
The following Summary Compensation Table provides information regarding the compensation awarded to or earned during the years ended December 31, 2010, 2009 and 2008 by the persons named in the table, who we refer to in this Annual Report on Form 10-K as our “named executive officers”. The tables following the Summary Compensation Table provide additional detail with respect to grants of plan-based awards, the value of outstanding equity awards as of December 31, 2010, the value of options exercised and stock awards that vested during 2010 and estimates of changes of control and post-employment benefits.
Summary Compensation Table

							Change in
							Pension Value
						Non-	&
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(g)(2)	(h)	(i)(3)	(j)
Edward G. Roth; President and Chief Executive Officer	2010	260,000	—	—	—	200,000	—	11,000	471,000
	2009	260,000	—	—	—	1,324,456	—	11,000	1,595,456
	2008	260,000	160,000	330,000	—	130,000	—	10,250	890,250
Karen L. Gallagher; Senior Vice President Finance and Principal Financial Officer	2010	175,000	—	—	—	35,000	—	11,000	221,000
	2009	175,000	—	—	—	287,875	—	11,000	473,875
	2008	175,000	87,500	—	126,350	54,688	—	10,250	453,788

(1)
The amounts in columns (e) and (f) reflect the grant date fair value of awards during the covered year. Grant date fair value is determined in accordance with the applicable Accounting Standard Codification 718, Stock Compensation. These amounts do not reflect whether the named executive officers have actually realized a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The awards listed above are all performance based awards. The grant date fair value listed is based on the probable outcome of the performance conditions. The Company has disclosed the maximum performance value based on the probability of achieving these goals.

(2)
The amounts in column (g) reflect the cash awards to the named executive officers under the Syntroleum compensation plan, which is discussed in further detail under “Compensation Discussion and Analysis-Incentive Compensation”.

(3)	Amounts shown in column (i) represent a Company match of 401(k) contributions paid in the form of Company stock.
We have entered into employment agreements with our two executive officers and 10 of our employees. These agreements provide for annual base salaries that we may increase from time to time. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may offer to our employees from time to time.
Under each agreement, employment may be terminated as follows: by us upon the employee’s death, disability or retirement; by us upon the dissolution and liquidation of our company (unless our business is thereafter continued); by us for just cause; by the mutual agreement of the employee and us; and by either us or the employee upon 15 days’ written notice.
For a description of our severance and change of control arrangements with the named executive officers see “2010 Potential Payments upon Termination or a Change in Control Table.”

All agreements prohibit the employee from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee’s employment with our company, other than as required in the performance of the employee’s duties. The agreement also provides that the employee will not have or claim any right, title or interest in any trademark, service mark or trade name that we own or use. The employee agrees to irrevocably assign to us all of the employee’s right, title and interest in and to any and all inventions and works of authorship made, generated or conceived by the employee during his or her period of employment with us and which related to our business or which were not developed on the employee’s own time. Each employee further agrees that during the period of employment with us and for a period of two years following the termination of employment, the employee will not engage in certain activities related to our business.
Mr. Roth’s employment agreement, dated as of April 24, 2007, has a 48 month initial term and is automatically renewed for successive 12 month terms. The agreement provides for a $260,000 annual salary and a minimum annual bonus equal to 50% of base salary. Our board may in its discretion increase these amounts.
Mr. Gallagher’s employment agreement, dated as of June 13, 2007, has an initial term of 12 months and is automatically renewed for successive 12 month terms. The agreement provides for a $175,000 annual salary subject to increase in our discretion.
2010 Grants of Plan-Based Awards
The following table provides information regarding the individual grants of plan-based awards during the last completed fiscal year to the named executive officers.

								All	All Other
								Other	Option
								Stock	Awards:
								Awards:	Number
								Number	of	Exercise
		Estimated Future Payouts			Estimated Future Payouts			of	Securities	or Base	Grant Date
		Under Non-Equity Incentive			Under Equity Incentive			Shares	Under-	Price of	Fair Value
		Plan Awards			Plan Awards			of Stock	lying	Option	of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)(2)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)(1)
Edward G. Roth; President and Chief Operating Officer	12/24/10		200,000

Karen L. Gallagher; Senior Vice President of Finance and Principal Financial Officer	12/24/10		35,000

(1)
The amounts in column (l) reflect the fair value on the date of grant for options and stock issued during 2010 that fall within the scope of guidance issued on Stock Based Compensation by the financial accounting standards board. Assumptions used in the calculation of these amounts are included in note 8 to the our audited financial statements for the fiscal year ended December 31, 2010, included in this Annual Report on Form 10-K.

(2)	The amounts in column (d) reflect the cash awards to the named executive officers, which is discussed in further detail under “Compensation Discussion and Analysis-Incentive Compensation”.

2010 Outstanding Equity Awards at Fiscal Year-End
The following table provides information on the current holdings of stock options and stock awards by the named executive officers which includes unexercised and unvested stock options and unvested restricted stock as of December 31, 2010.

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value of
			Incentive					Unearned	Unearned
	Number		Plan Awards:			Number	Market	Shares,	Shares,
	of	Number of	Number of			of Shares	Value of	Units or	Units or
	Securities	Securities	Securities			or Units	Shares or	Other	Other
	Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That	Stock That	That Have	That Have
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)(3)	(e)	(f)	(g)	(h)	(i)(1)	(j)(2)
Edward G. Roth; President and						—	—	900,000	1,665,000
Chief Operating Officer	150,000	—	—	2.89	12/8/16	—	—	—	—
Karen L. Gallagher; Senior Vice President of Finance and Principal Financial Officer	—	—	365,000	0.66	11/21/18	—	—	—	—

(1)
The amounts in column (i) reflect performance based restricted stock awards granted during 2008 for Mr. Roth. For detailed information on these grants refer to “Compensation Discussion and Analysis-Performance Based Long-Term Equity Incentive Compensation”.

(2)	The amounts in column (j) reflect the fair value on December 31, 2010 based on a closing market price of $1.85 per share.

(3)
The amounts in column (d) reflect performance based options granted during 2008 for Ms. Gallagher. For detailed information on these grants refer to “Compensation Discussion and Analysis-Performance Based Long-Term Equity Incentive Compensation”.

2010 Option Exercises and Stock Vested
The following table provides information on the exercise of stock options and the vesting of restricted stock for the named executive officers during 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)(1)
Edward G. Roth; President and Chief Operating Officer	—	—	175,000	313,250

Karen L. Gallagher; Senior Vice President of Finance and Principal Financial Officer	—	—

(1)	The value realized in column (e) is equal to the number of vesting shares multiplied by the closing stock price on the vest date.
Post Employment Benefits/Change of Control Arrangement
Each of our employment agreements with our executive officers and key employees may be terminated as follows: (i) by us upon the employee’s death, disability or retirement; (ii) by us upon the dissolution and liquidation of our company (unless our business is thereafter continued); (iii) by us for just cause; (iv) by the mutual agreement of the employee and us; and (v) by either us or the employee upon 15 days’ written notice.
If we terminate Mr. Roth’s employment for any reason other than as noted in (i) or (iii) above, Mr. Roth is entitled to receive the greater of (a) an amount equal to 300% of his annual salary payable over 24 months or (b) an amount equal to 150% of his monthly salary for the number of months remaining in the stated term of his agreement. As of December 31, 2010, three months remained in the term of Mr. Roth’s agreement. The employment agreement of Ms. Gallagher provides for severance equal to three months of her full base salary as in effect on the date of her termination of employment.
In the event of a change in control of our company and a termination in the executive’s employment within one year period immediately following the change of control, the employee is entitled to receive substantially the same amounts as the severance amounts provided above payable over the same periods as described above and will receive a vested right to all shares and options outstanding.

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
Our executives are entitled to receive payments upon termination of their employment as described below. The following table summarizes these payments under different termination of employment scenarios and reflects the estimated value of those payments had the termination occurred effective December 31, 2010.
The plans and agreements under which the payments summarized in the following table would be made are described above.

		Before Change in	After Change in
		Control	Control
		Termination	Termination
		w/o Cause or for	w/o Cause or	Voluntary			Change in
Name	Benefit	Good Reason	for Good Reason	Termination	Death	Disability	Control
Edward G. Roth; President and Chief Operating Officer	Severance pay	780,000	780,000	—	—	—	780,000
	Equity(1)	1,665,000	1,665,000	—	1,665,000	1,665,000	1,665,000
	Total	2,445,000	2,445,000	—	1,665,000	1,665,000	2,445,000

Karen L. Gallagher; Senior Vice President of Finance and Principal Financial Officer	Severance pay	43,749	43,749	—	—	—	43,749
	Equity(1)	434,350	434,350	—	434,350	434,350	434,350
	Total	478,099	478,099	—	478,099	478,099	478,099

(1)	Equity values assume December 31, 2010 stock price of $1.85 and immediate exercise or sale at termination.
Compensation Committee Report
The Nominating and Compensation Committee has reviewed and discussed the compensation discussion and analysis with management and has recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2010.
Nominating and Compensation Committee
Alvin R. Albe, Jr.
Frank M. Bumstead
P. Anthony Jacobs
Robert B. Rosene, Jr. (Chairman)
James R. Seward

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Unless otherwise stated, the following table sets forth the number of shares of our common stock beneficially owned as of March 11, 2011, by (1) each director and nominee for director, (2) each of the executive officers named in the Summary Compensation Table in this proxy statement, (3) all directors and executive officers as a group; and (4) all persons known by us to be the beneficial owners of at least five percent (5%) of our outstanding common stock. As of March 11, 2011, there were 81,901,346 shares of our common stock issued and outstanding.

		Percentage
Name (1)(2)	Shares	of Class

Current Executive Officers
Edward G. Roth	1,843,256	2.2%
Karen L. Gallagher	247,416	*
Directors
Alvin R. Albe, Jr.	457,318	*
Frank M. Bumstead(3)	326,564	*
P. Anthony Jacobs(4)	782,838	*
Robert B. Rosene, Jr.(5)	555,046	*
James R. Seward	525,571	*
All directors and executive officers as a group (7 persons)	4,738,009	5.8%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,168,844	5.1%
Tyson Foods, Inc. 2200 Don Tyson Parkway Springdale, Arkansas 72762-6999	8,000,000	9.8%

*	Represents ownership of less than 1%.

(1)
Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Syntroleum Corporation, 5416 S Yale Ave., Ste 400, Tulsa, OK, 74135.

(2)
Shares of common stock subject to options and warrants that are exercisable within 60 days of the date of this proxy statement are deemed outstanding for purposes of determining beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following shares of common stock subject to stock options or warrants are included in the table: Edward G. Roth — 150,000; Karen L. Gallagher — 65,000; Alvin R. Albe, Jr. — 19,347; Frank M. Bumstead — 19,347; P. Anthony Jacobs — 8,943; Robert B. Rosene, Jr. — 19,347; James R. Seward — 2,242; and all directors and executive officers as a group — 284,226. Restricted Stock awards granted but not vested as of March 11, 2011 are deemed outstanding for purposes of determining beneficial ownership and computing the percentage ownership of such persons. Accordingly, the following restricted shares of common stock subject to vesting based on milestone achievements by the Company are included in the table: Edward G. Roth — 900,000. Under the Company 401K Plan, the Company matches employee contributions with shares of common stock. Shares of common stock held by individuals in their 401K Plan are: Edward G. Roth — 31,372 and Karen L. Gallagher — 6,416.

(3)	Includes 13,847 shares of common stock held by Mr. Bumstead’s wife, as to which he disclaims beneficial ownership.
(4)	Includes 125,000 shares of common stock held by Mr. Jacobs’ wife, as to which he disclaims beneficial ownership, and 648,895 shares held by the P. Anthony Jacobs Trust.
(5)	Includes 10,200 shares of common stock owned by trusts the beneficiaries of which are Mr. Rosene’s children, as to which Mr. Rosene disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Affirmative Determinations Regarding Director Independence and Other Matters
Our board of directors has determined that each of the following directors is an “independent director” as such term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market (“Nasdaq”) Listing Rules: Alvin R. Albe, Jr., Frank M. Bumstead, P. Anthony Jacobs, Robert B. Rosene, Jr. and James R. Seward.
These five directors are each referred to individually as an “independent director” and collectively as the “independent directors.”
The board of directors has also determined that each member of the two committees of the board meets the independence requirements applicable to those committees prescribed by Nasdaq, the Securities and Exchange Commission (“SEC”) and the Internal Revenue Service.
The Nominating and Compensation Committee reviewed the applicable legal standards for board member and board committee independence. On the basis of this review, the Nominating and Compensation Committee disclosed no change to the full board of directors and the board made its “independent director” determinations based upon the Nominating and Compensation Committee’s disclosure and each director’s review of the information made available to the Nominating and Compensation Committee.
Certain Relationships and Related Person Transactions and Code of Ethics
We have a written Code of Ethics and Conduct pursuant to which we evaluate all transactions required to be reported under Item 404 of Regulation S-K promulgated under the Securities Act and the Exchange Act. The Code of Ethics is accessible on our website, www.syntroleum.com. This policy provides for the transaction to be brought to the attention of the CEO, PFO or Audit Committee for approval. If approval is obtained, our practice is to take the matter to our board of directors and, in certain circumstances involving equity transactions, to our stockholders.
Tyson Foods, a greater than 9% shareholder, is our partner in the Dynamic Fuels venture which is discussed at length in our SEC filings. We provide technical engineering, licensing and other services to Dynamic Fuels and Tyson will provide feedstock.

Item 14.	Principal Accountant Fees and Services
Independent Registered Public Accounting Firm’s Fees
HoganTaylor LLP billed us fees in fiscal year 2010 and 2009 as set forth in the table below for (i) the audit of our annual financial statements, the audit of effectiveness of internal controls over financial reporting, the reviews of our quarterly financial statements and services related to certain SEC registration statements, (ii) assurance and related services that are reasonably related to the performance of the audit or review of financial statements not included in (i), (iii) professional services relating to tax compliance and preparation, tax advice and tax planning, and (iv) all other services rendered.

	2010	2009
Audit Fees	$140,000	$137,000
Audit-Related Fees*	22,500	25,865
Tax Fees	15,000	10,400

Total	$177,500	$173,265

*	Represents fees for professional services rendered for review of filings in 2010 and 2009.
The Audit Committee has considered whether the provision of services rendered in 2010, other than the audit of our financial statements, the 2010 audit of effectiveness of internal controls over financial reporting, and the reviews of our quarterly financial statements, was compatible with maintaining the independence of HoganTaylor LLP and determined that the provision of such services was compatible with maintaining such independence.
The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee’s amended and restated charter allows the Audit Committee to delegate to subcommittees consisting of one or more members the authority to grant pre-approvals of audit and permitted non-audit services between Audit Committee meetings, provided that the subcommittee reports any pre-approval decisions to the full Audit Committee at the committee’s next scheduled meeting. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. The policy requires advance approval by the Audit Committee of all audit and non-audit work. Unless the specific service has been previously pre-approved with respect to the 12-month period following the advance approval, the Audit Committee must approve a service before the independent registered public accounting firm is engaged to perform the service. The Audit Committee has given advance approval for specified audit, audit-related and tax services for 2011. Requests for services that have received this pre-approval are subject to specified fee or budget restrictions as well as internal management controls. All of the 2010 audit and non-audit services described above were pre-approved by the Audit Committee in accordance with its charter, its policies and procedures, and pursuant to applicable rules of the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Consolidated Financial Statements for the Three Years Ended December 31, 2010:
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

*3.3.2
Amendment to the Bylaws of the Company adopted on April 22, 2008. (incorporated by reference to Exhibit 3.3.2 to the Company’s Annual Report on form 10-K for the year ended December 31, 2009 filed with the Securities & Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.1
Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.1.1
Amendment dated as of November 15, 2007, to Second Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on form 10-K for the year ended December 31, 2009 filed with the Securities & Exchange Commission on February 26, 2010 (File No. 001-34490)).

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

Exhibit
No.	Description of Exhibit

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

*4.9
Common Stock Purchase Warrant Dated April 20, 2010 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010 (File No. 001-34490)).

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

Exhibit
No.	Description of Exhibit

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

*10.89
Common Stock Purchase Agreement dated July 14, 2010, between the Company and Energy Opportunity, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2010). (File No. 0-34490).

*99.1
Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008. (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities & Exchange Commission on March 2, 2009 File No. 0-21911)).

*99.2
Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009. (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities & Exchange Commission on February 26, 2010 File No. 001-34490)).

**99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.

**	Filed herewith

+	Compensatory plan or arrangement.

***
CERTAIN PORTIONS OF THIS EXHIBIT AND THE ANNEXES THERE TO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITIES AND EXCHANGE ACT OF 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION
Dated: March 15, 2011	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011

/s/ Karen L. Gallagher Karen L. Gallagher	Senior Vice President of Finance and Principal Financial Officer (Principal Financial Officer)	March 15, 2011

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	March 15, 2011

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 15, 2011

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 15, 2011

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 15, 2011

/s/ James R. Seward James R. Seward	Director	March 15, 2011

Index to Exhibits

99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010

21	Subsidiaries of Syntroleum

23	Consent of HoganTaylor LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Syntroleum Corporation
We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 15, 2011

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,513	$25,012
Restricted cash	484	449
Accounts receivable	556	3,165
Accounts receivable from Dynamic Fuels, LLC	729	150
Other current assets	361	378

Total current assets	14,643	29,154

PROPERTY AND EQUIPMENT — at cost, net	97	156
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	43,523	27,900
OTHER ASSETS, net	1,133	1,651

	$59,396	$58,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,090	$361
Accrued employee costs	119	339
Deposits	484	449
Income tax payable	—	281
Current liabilities of discontinued operations	—	417

Total current liabilities	1,693	1,847

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	24,300	25,668
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 81,683 and 76,014 shares issued and outstanding at December 31, 2010 and 2009, respectively	817	760
Additional paid-in capital	374,397	362,861
Accumulated deficit	(342,414)	(332,878)

Total stockholders’ equity	32,800	30,743

	$59,396	$58,861

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008
REVENUES:
Technology	$3,600	$22,503	$—
Technical services	2,805	1,940	576
Technical services from Dynamic Fuels, LLC	2,005	2,767	2,592
Other	—	222	1,722

Total revenues	8,410	27,432	4,890

COSTS AND EXPENSES:
Engineering	2,871	3,416	3,803
Depreciation and amortization	217	339	620
General, administrative and other (including non-cash equity compensation of $1,719, $4,180 and $2,418 for the years ended December 31, 2010, 2009 and 2008, respectively.)	7,574	11,208	8,848

OPERATING INCOME (LOSS)	(2,252)	12,469	(8,381)

INTEREST INCOME	31	96	542
OTHER INCOME	64	70	25
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(5,628)	(4,158)	(424)
FOREIGN CURRENCY EXCHANGE	(1,848)	(3,036)	2,790

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(9,633)	5,441	(5,448)

INCOME TAXES	—	(281)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,633)	5,160	(5,448)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	97	(122)	1,310

NET INCOME (LOSS)	$(9,536)	$5,038	$(4,138)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.12)	$0.07	$(0.09)
Income (loss) from discontinued operations	0.00	0.00	0.02

Net income (loss)	$(0.12)	$0.07	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,608	70,355	62,725

Diluted	77,608	73,018	62,725

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional
	Number		Paid-in	Accumulated	Stockholders’
	of Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2008	62,253	$625	$339,277	$(333,778)	$6,124
Vesting of warrants granted	—	—	8,640	—	8,640
Vesting of awards granted	—	—	2,275	—	2,275
Stock-based bonuses and match to 401(k)	1,316	13	130	—	143
Cancellation of restricted shares	(310)	(3)	3	—	—
Net loss	—	—	—	(4,138)	(4,138)

Balance, December 31, 2008	63,529	$635	$350,325	$(337,916)	$13,044
Stock options exercised	526	6	342	—	348
Issuance of shares and warrants under common stock purchase agreement	3,406	34	8,966	—	9,000
Warrants exercised	8,000	80	—	—	80
Vesting of awards granted	128	1	3,783	—	3,784
Stock-based bonuses and match to 401(k)	425	4	390	—	394
Cancellation of option awards	—	—	(945)	—	(945)
Net income	—	—	—	5,038	5,038

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743
Stock options exercised	351	4	228	—	232
Issuance of shares and warrants under common stock purchase agreement	5,084	51	9,594	—	9,645
Vesting of awards granted	38	—	1,230	—	1,230
Stock-based bonuses and match to 401(k)	196	2	484	—	486
Net loss	—	—	—	(9,536)	(9,536)

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,536)	$5,038	$(4,138)
Income (loss) from discontinued operations	97	(122)	1,310

Income (loss) from continuing operations	(9,633)	5,160	(5,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	217	339	620
Abandoned patent write-off	466	—	—
Foreign currency exchange	1,848	3,036	(2,790)
Non-cash compensation expense	1,719	4,180	2,418
Loss on sale of assets	—	84	—
Non-cash loss in equity method investee	5,628	4,158	424
Changes in assets and liabilities:
Accounts receivable	2,609	(2,854)	(142)
Accounts receivable from Dynamic Fuels, LLC	(579)	56	45
Other assets	(79)	(230)	(14)
Accounts payable	729	(301)	37
Accrued liabilities and other	(501)	(238)	(296)
Deferred revenue	(3,216)	(112)	2,825

Net cash provided by (used in) continuing operations	(792)	13,278	(2,321)
Net cash used in discontinued operations	(320)	(632)	(451)

Net cash provided by (used in) operating activities	(1,112)	12,646	(2,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	(723)	(202)
Proceeds from disposal of property and equipment	—	505	—
Investment in and loans to Dynamic Fuels	(21,250)	(6,000)	(14,000)

Net cash (used in) continuing operations	(21,264)	(6,218)	(14,202)
Net cash provided by discontinued operations	—	—	8,670

Net cash used in investing activities	(21,264)	(6,218)	(5,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	232	428	—
Proceeds from common stock purchase agreement	9,645	9,000	—
Repurchase of stock option awards	—	(945)	—

Net cash provided by financing activities	9,877	8,483	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,499)	14,911	(8,304)

CASH AND CASH EQUIVALENTS, beginning of year	25,012	10,101	18,405

CASH AND CASH EQUIVALENTS, end of year	$12,513	$25,012	$10,101

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common stock warrants for Dynamic Fuels Credit Enhancement	$—	$8,640	$—

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$281	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Nature of Operations
The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ subject to certification), kerosene, naphtha, propane and other renewable chemical products.
Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.
Consolidation
The consolidated financial statements include the accounts of Syntroleum Corporation and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Companies in which we own a 20 percent to 50 percent interest, but in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels results of operations activities is reflected in the Consolidated Statements of Operations and the subsidiary’s summarized financial information is reported in Note 4, “Investment in and Loans to Dynamic”. The carrying value of our investment in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.
Revenue Recognition
We recognize revenues from technical services provided as time and expenses for services or support associated with a contract or license as incurred. The license agreements require us to develop a technology design and other technical services in accordance with licensee specifications; this design package is called the Process Design Package, or “PDP.” Technical service revenues primarily resulted from the preparation of our PDP to Dynamic Fuels in 2009 and 2008. The preparation of our PDP includes engineering labor and necessary materials for completion of the package.
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

We expect to recognize revenue for royalty fees associated with our licensees’ plants or our own equity owned plants. The royalties, if applicable, will be recognized upon production of finished product by the licensee.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less, primarily in the form of money market instruments. The Company places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.
Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at December 31, 2010 and 2009.
Accounts Receivable
The majority of our accounts receivable is due from technical service agreements. These accounts are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2010 and 2009 will be collected and therefore no allowance for uncollectible accounts has been recorded.
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

	December 31,	December 31,
	2010	2009
Furniture and office equipment	$372	$914
Leasehold improvements	5	37

	377	951
Less — accumulated depreciation	(280)	(795)

	$97	$156

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
Asset Retirement Obligations
We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. Our Catoosa Demonstration Facility was fully dismantled in 2010. We reduced our liability with expenditures incurred with the dismantlement and no longer have a liability associated with this plant. Below is a reconciliation of the changes in our asset retirement obligation for the years ended December 31, 2010 and 2009 (in thousands).

	December 31, 2010	December 31, 2009
Beginning Balance	$1,020	$1,661
Liabilities Settled	(417)	(641)
Accretion Expense	—	—

Ending Balance	$603	$1,020

Other Assets
Other assets include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $147,000, $175,000 and $159,000, respectively. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2011 is estimated to be $142,000 per year through 2019. Patent costs consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Patents	$2,057	$2,704
Less — accumulated amortization	(924)	(1,053)

	$1,133	$1,651

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
Earnings Per Share
Basic earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31, 2010 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Basic weighted-average shares	77,608	70,355	62,725
Effect of dilutive securities:
Unvested restricted stock units	—	44	—
Stock options	—	2,619	—

Dilutive weighted-average shares	77,608	73,018	62,725

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

	Year Ended,
	December	December	December
	31, 2010	31, 2009	31, 2008

Options and warrants (in thousands)	18,306	12,600	24,110
Restricted stock excluded	—	—	80
Weighted-average exercise prices of options and warrants	$2.60	$4.11	$2.22
Weighted average market price	$2.02	$1.96	$1.17
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
We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our stock is permitted. We recorded expense of $136,000, $141,000 and $143,000 from issuing 74,960, 90,529 and 163,576 shares of Syntroleum Stock for the years ended December 31, 2010, 2009 and 2008, respectively, of which 22,044 shares were issued in January 2011.
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
In July of 2009 the FASB issued guidance that addresses additional required disclosures about recurring and nonrecurring fair value measurements under Topic 820, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our financial positions and results of operations.

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
2. OPERATIONS AND LIQUIDITY
In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2010, we had approximately $12.5 million of cash and cash equivalents and $1.3 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Upon successful full rate operations of our Dynamic Fuels plant and based on working capital and capital expenditures requirements for the plant, we expect to receive partner distributions from the entity in 2011.
3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
International Oil and Gas
We were pursuing international oil and gas activities, which primarily included the leasehold acquisition, geological and geophysical work covering various areas in Nigeria. In the fourth quarter of 2006, we exited our international oil and gas activities due to capital restraints. We sold all the stock of various subsidiaries to African Energy Equity Resources Limited (“AEERL”), a direct wholly owned subsidiary of Energy Equity Resources (Norway) Limited (“EERNL”). We received $14,266,000 in total from the sale of these interests. Collection of this amount occurred between 2006 and 2008. The results of international oil and gas operations are presented as discontinued operations in the accompanying consolidated financial statements and prior periods have been reclassified for comparability in accordance with FASB ASC Topic 360, Property, Plant and Equipment.
Based on the total proceeds received, we recognized a gain on the sale of these entities for the year ended December 31, 2008 of $1,500,000 which is reflected in “Income (loss) on discontinued operations” in the Consolidated Statement of Operations for the year ended December 31, 2008. The entity incurred additional costs of $80,000 in legal fees and closing costs. These costs are netted against the total gain in the Consolidated Statement of Operations. As of December 31, 2010 and 2009 there were no assets associated with the activities and all obligations associated with the international oil and gas operations have been fulfilled.
Domestic Oil and Gas
We were pursuing gas monetization projects in which we were directly involved in gas field development using available gas processing technologies from third parties. We sold our gas processing plant and related equipment in February 2008 for $95,000. The results of operations of the domestic oil and gas segment are presented as discontinued operations in the financial statements for the year ended December 31, 2008 in accordance with FASB ASC Topic 360, Property, Plant and Equipment. As of December 31, 2010 and 2009 there were no assets associated with the activities and all obligations associated with the international oil and gas operations have been fulfilled.
Research and Development
We have completed the necessary testing and demonstration associated with our pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. We have documented the conclusions from all of these activities and do not intend to further fund other research and development activities. All revenues and costs associated with these activities such as; facilities, dismantlement of facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total income or (loss) of research and development activities totaled $97,000, ($122,000) and ($326,000) for the years ended December 31, 2010, 2009 and 2008, respectively. The gain in 2010 resulted from lower actual dismantlement costs than estimated for the asset retirement obligation associated with the Catoosa Demonstration Facility.

A summary of the research and development segment recorded in discontinued operations is as follows for the three-year period ended December 31, 2010 (in thousands):

	December 31,
RESEARCH AND DEVELOPMENT	2010	2009	2008
Costs and Expenses:
Research and Development	97	(122)	(171)
Depreciation, depletion amortization and impairment	—	—	(155)

Operating Loss	$97	$(122)	$(326)

Other Income	—	—	17

Income (Loss) before income taxes	97	(122)	(309)

Income (Loss) from Discontinued Operations	$97	$(122)	$(309)

4. INVESTMENT IN AND LOANS TO DYNAMIC FUELS
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2010, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $43,523,000, which represents our equity investment in and loans to this entity.
Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $36.25 million in capital contributions by December 31, 2010. Each member contributed an additional $5.0 million in the form of a working capital loan to the entity. The $5.0 will be returned to each partner upon Dynamic Fuels generating sufficient working capital from fuel sales. We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.
Dynamic Fuels began commercial operations in November of 2010. The plant has been in start-up mode since commercial operations began in November of 2010. As of February 28, 2011, the plant has produced and sold, 3.1 million gallons of renewable diesel and 0.7 million gallons of renewable naphtha. The plant also produced 40,000 gallons of renewable jet fuel, which is being tested by the U.S. military. Full rate capacity for the plant is 5,000 barrels per day. We expect to achieve full rate capacity on a continuous basis in the second quarter of 2011.
Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel HRJ, meets all petroleum based jet fuel specifications. We are awaiting certification of HRJ jet fuel for a 50/50 blend for use in aviation. We expect it to occur in the first half of 2011, thus allowing us to market our jet fuel production capabilities to interested parties.
On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue, see Note 7 “Stockholders’ Equity — Tyson”. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. This debt funding is in addition to the equity contributions provided by each member.

Dynamic Fuels, LLC (A Development Stage Company) 2010 and 2009 Audited Financials (in thousands):

	September 30,
Balance Sheet	2010	2009

Total Current Assets	10,074	77,014
Property, Plant and Equipment and Other Assets	147,803	77,624

Total Assets	$157,877	$154,638

Current Liabilities	$10,328	$15,967
Long-Term Liabilities	100,035	100,016

Total Liabilities	110,363	115,983

Total Members’ Equity	47,515	38,655

Total Liabilities and Members’ Equity	$157,877	$154,638

			Period from
			June 22, 2007,
			Date of
	Year Ended	Year Ended	Inception, to
	September 30,	September 30,	September 30,
Statements of Operations	2010	2009	2010

Costs and Expenses	$(12,042)	$(5,260)	$(19,085)

Net Income (Loss)	$(11,140)	$(8,317)	$(20,985)

During 2010, 2009 and 2008, we prepared a PDP for Dynamic Fuels in accordance with the technical services agreement between us and Dynamic Fuels and provided additional licensor services. We recognized revenue associated with this work in the amount of $2,005,000, $2,767,000 and $2,592,000 for the years ended December 31, 2010, 2009 and 2008. This revenue is reported in “Technical services revenue from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic of $729,000 and $150,000 as of December 31, 2010 and 2009, respectively.
5. DEFERRED REVENUE
License fees received for which the criteria for revenue recognition have not been met totaled $24,300,000 and $22,452,000 at December 31, 2010 and 2009, respectively.
In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2010 and 2009, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees earned in Australia in the amount of AUD $15,000,000. This license has been recorded as deferred revenue of US $15,245,000 and US $13,400,000 as of December 31, 2010 and 2009, respectively. This license expires in 2019. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2010, 2009 and 2008, the foreign currency effect on our deferred revenues was a change of $(1,848,000), $(3,036,000) and $2,790,000, respectively, as a result of changes in the exchange rate between the United States and Australian dollars.
6. COMMON STOCK PURCHASE AGREEMENTS
Fletcher International Ltd. We and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher could purchase up to $12,000,000 of our common stock at a price of approximately $2.6423 per share. With each common stock purchase, Fletcher also received a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased, with an exercise price of $3.30. On October 14, 2009, December 30, 2009 and April 20, 2010 Fletcher purchased a total of 4,541,497 shares of our common stock. Warrants were issued with each stock purchase to purchase a total of 5,676,871 shares of our common stock at an exercise price of $3.3029 per share. The warrants expire between October 14, 2015 and April 20, 2016. The warrants were deemed to have a fair value of approximately $10.2 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $11.6 million, after deducting fees and expenses of the offering payable by us.
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
On July 14, 2010, we entered into a Common Stock Purchase Agreement with Energy Opportunity Ltd. (“Energy”) that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. On August 5, 2010 we sold 1,058,201 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.89 per share, based on current market prices. On December 29, 2010, we sold 2,890,173 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.73 per share, based on current market prices. We have received $6,900,000 in net proceeds from this Purchase Agreement. An additional $3,000,000 remains under the Purchase Agreement.

7. STOCKHOLDERS’ EQUITY
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
On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue. Tyson received 8.0 million warrants to purchase the Company’s common stock. The warrants are 100% vested upon issuance. The exercise price of the warrants is $0.01 per share. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 718 Compensation — Stock Compensation. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in and Loans to Dynamic Fuels on our Consolidated Balance Sheets. This additional cost in our investment results in a difference between our cost and our share of the underlying equity of Dynamic Fuels. We amortize the basis difference to Earnings or Loss From Dynamic Investment in our Consolidated Statement of Operations over the life of the Bonds, 25 years.
Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.
8. STOCK-BASED COMPENSATION
Our share-based incentive plans permit us to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Certain stock options and restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan must be at least equal to the fair value of our common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of our Board of Directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized, but previously unissued shares.
As of December 31, 2010, approximately 4,637,846 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,941,444 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2009	9,384,311	$2.94
Granted at market price	245,000	$0.66
Exercised	(351,250)	$0.66
Expired or forfeited	(994,475)	$11.38

OUTSTANDING AT DECEMBER 31, 2010	8,283,586	$2.94

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 — $0.66	5,010,631	$0.66	7.53	1,352,681	$0.66
$1.49 — $1.55	1,010,666	1.55	1.75	1,010,666	1.55
$1.62 — $2.89	1,140,195	2.33	3.71	1,140,195	2.33
$3.19 — $6.88	769,277	6.32	3.50	769,277	6.32
$7.10 — $10.14	240,904	9.28	4.63	240,904	9.28
$10.51 — $18.88	111,913	13.80	1.12	111,913	13.80

	8,283,586	$1.95		4,625,636	$2.97

A total of 3,657,950, 4,952,450 and 6,586,701 stock options with a weighted average exercise price of $0.66, $2.23 and $2.55 were outstanding at December 31, 2010, 2009 and 2008, respectively, which had not vested.
The fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. We believe that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2010, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
There were no stock options granted for the years ended December 31, 2010 and 2009. During 2010, an award granted in 2008 was reinstated based on an arbitration ruling. The weighted average grant date fair value of stock options granted during the year ended December 31, 2008 was approximately $0.49 per stock option (total grant date fair value of $3,265,458). The fair value of these options was estimated with the following weighted average assumptions:

Year Ended
December 31, 2008
Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	2.02%
Expected life	5.50 yrs.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the years ended December 31, 2010, 2009 and 2008 was $1,719,000, $4,180,000 and $2,418,000, respectively.
The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2010, 2009 and 2008 was $476,000, $645,000 and $0, respectively. The total amount of cash received in 2010, 2009 and 2008 by the Company from the exercise of these options was $232,000, $347,000, and $0, respectively. As of December 31, 2010 there was $6,323,000 in aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.47 years. In addition, as of December 31, 2010, unrecognized compensation cost related to non-vested stock options was $77,000 which will be fully amortized using the straight-line basis over the vesting period of the options, which is expected to occur in 2011.

Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2010, 2009, and 2008 was $2.59 per share (total grant date fair value of $379,000), $0.84 per share (total grant date fair value of $253,000) and $0.66 per share (total grant date fair value of $759,000), respectively. As of December 31, 2010, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,854,000. In addition, as of December 31, 2010, unrecognized compensation cost related to non-vested restricted stock units was $29,000, which is expected to be recognized in 2011. The total fair value of restricted stock units vested during December 31, 2010, 2009 and 2008 was $1,584,000, $1,274,000 and $390,150, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2009	1,466,500	$1.12
Granted	146,023	$2.59
Vested or Exercised	(557,311)	$2.84
Expired or forfeited	—	$—

NONVESTED AT DECEMBER 31, 2010	1,055,212	$0.41

9. INCOME TAXES
We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $315 million at December 31, 2010. Our NOLs generally begin to expire as follows:

Year	Amount
(in thousands)
2011	—
2012	—
2013	—
2014	—
2015	—
Thereafter	311,449
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
We have not recorded an income tax provision for the year ended December 31, 2010. The limitation on the net operating loss deduction in 2009 resulted in an alternative minimum tax liability of $281,000 for the year ended December 31, 2009. We did not record an income tax provision or benefit for the year ended December 31, 2008. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased (decreased) by approximately $3,411,000 ($5,568,000) and $250,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
NOL carry-forwards	$118,320	$117,765
Research and development credit	8,085	8,207
Deferred revenue	7,227	7,259
Investments	4,111	1,951
Stock-based compensation	3,118	3,023
Other	2,264	1,705

	143,125	139,910

Deferred tax liabilities:
Other	(431)	(627)

Net deferred tax asset before valuation allowance	142,694	139,283
Valuation allowance	(142,694)	(139,283)

Net deferred tax assets	$—	$—

Open tax years are December 31, 2007 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.
10. COMMITMENTS AND CONTINGENCIES:
We have entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2011 and 2023. Rental expense was $325,000, in 2010, $308,000 in 2009 and $405,000 in 2008. Total future minimum lease payments under these agreements as of December 31, 2010 are as follows:

Year	Amount
(in thousands)
2011	$181
2012	98
2013	101
2014	32
2015	9
Thereafter	57

$478

Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of December 31, 2010 was 0.30%. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.
We entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, we at the request of the licensee must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the PDP, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount in liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts. Dynamic Fuels has not met all conditions required for the Performance Test to occur in order to pass the Performance Guarantee at this time, therefore no liability has been recorded at this time.
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2010. Expense is not recognized until an employee is severed.

On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claims he is entitled to additional compensation as a result of a business transaction with SINOPEC. We determined that no additional compensation was warranted as a result of the transaction. The arbitration between Syntroleum Corporation and Ziad Ghandour’s styled Ziad Ghandour v. Syntroleum Corporation, Case No. 50 166 T 00048 10, pending before the American Arbitration Association, was settled on January 17, 2011, and the arbitration was dismissed with prejudice on January 18, 2011. The parties exchanged mutual releases. The settlement has been recorded in our year ended December 31, 2010 Statement of Operations.
11. SIGNIFICANT CUSTOMERS
The Company’s revenue is derived from significant customers. Three customers made up 93%, 96% and 84% of revenues in 2010, 2009 and 2008, respectively. See Note 4, “Investment in and Loans to Dynamic Fuels” and Note 5, “Deferred Revenue” for further information regarding revenue transactions with specific customers.
12. FAIR VALUE DISCLOSURES
The Company’s short-term financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.
13. SEGMENT INFORMATION
We apply FASB ASC Topic 280, Segment Reporting. Previously, our reportable business segments have been identified based on the differences in products or services provided. Segments previously identified were Technology, General, Administrative and Other; Domestic Oil and Gas and International Oil and Gas. As discussed in Note 3, we classified the Domestic and International Oil and Gas segments and research and development component as discontinued operations for the years ended December 31, 2010, 2009 and 2008. We now operate only one reportable segment.
14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2010
Revenues	$4,238	$1,290	$1,262	$1,620
Operating income (loss)	1,527	(1,066)	(1,193)	(1,520)
Net income (loss) from continuing operations	425	(1,207)	(3,859)	(4,992)
Net income (loss) from discontinued business	(22)	182	(24)	(39)
Net income (loss)	403	(1,025)	(3,883)	(5,031)
Basic and diluted EPS:
Continuing operations	$0.01	$(0.01)	$(0.05)	$(0.06)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.01	$(0.01)	$(0.05)	$(0.06)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2009
Revenues	$20,190	$1,694	$4,411	$1,137
Operating income (loss)	13,346	(1,093)	1,553	(1,337)
Net income (loss) from continuing operations	11,222	(3,779)	(242)	(2,041)
Net income (loss) from discontinued operations	(39)	(31)	(28)	(24)
Net income (loss)	11,183	(3,810)	(270)	(2,065)
Basic and diluted EPS
Continuing operations	$0.18	$(0.05)	$0.00	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.18	$(0.05)	$0.00	$(0.02)
Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects may affect the comparability of the periods presented.