Form 10-Q
period 2011-03-31
SYNTROLEUM CORP
filed 2011-05-09
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 1, 2011, the number of outstanding shares of the issuer’s common stock was 81,965,610.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining™ Technology, plants based on the Syntroleum® Process and/or Bio-Synfining™, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining™ plants, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining™ Technology and the anticipated capital expenditures, expense reductions, cash outflows, expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2010 Annual Report on Form 10-K.
As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,406	$12,513
Restricted cash	574	484
Accounts receivable	173	556
Accounts receivable from Dynamic Fuels, LLC	1,405	729
Other current assets	257	361

Total current assets	12,815	14,643

PROPERTY AND EQUIPMENT — at cost, net	103	97
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	41,414	43,523
OTHER ASSETS, net	1,148	1,133

	$55,480	$59,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$185	$1,090
Accrued employee costs	240	119
Deposits	574	484

Total current liabilities	999	1,693

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	24,518	24,300
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 81,909 and 81,683 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	819	817
Additional paid-in capital	374,862	374,397
Accumulated deficit	(346,321)	(342,414)

Total stockholders’ equity	29,360	32,800

	$55,480	$59,396

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Quarter Ended March 31,
	2011	2010
REVENUES:
Technology	$150	$2,900
Technical services	501	901
Technical services from Dynamic Fuels, LLC	198	437

Total revenues	849	4,238

COSTS AND EXPENSES:

Engineering	556	596
Depreciation and amortization	49	62
General, administrative and other (including non-cash equity compensation of $467 and $821 for the quarter ended March 31, 2011 and 2010, respectively.)	1,831	2,053

OPERATING INCOME (LOSS)	(1,587)	1,527

INTEREST INCOME	4	6
OTHER INCOME	2	34
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(2,109)	(746)
FOREIGN CURRENCY EXCHANGE	(218)	(396)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,908)	425

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1	(22)

NET INCOME (LOSS)	$(3,907)	$403

BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.05)	$0.01
Income from discontinued operations	0.00	0.00

Net income (loss)	$(0.05)	$0.01

DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER SHARE:	$(0.05)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	81,893	76,183

Diluted	81,893	78,783

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800
Vesting of awards granted	15	—	86	—	86
Stock-based bonuses and match to 401(k) Plan	211	2	379	—	381
Net loss	—	—	—	(3,907)	(3,907)

Balance, March 31, 2011	81,909	$819	$374,862	$(346,321)	$29,360

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Quarter Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,907)	$403
Income (loss) from discontinued operations	1	(22)

Income (loss) from continuing operations	(3,908)	425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49	62
Foreign currency exchange	218	396
Non-cash compensation expense	467	821
Non-cash loss in equity method investee	2,109	746
Changes in assets and liabilities:
Accounts receivable	383	2,563
Accounts receivable from Dynamic Fuels, LLC	(676)	(33)
Other assets	56	73
Accounts payable	(905)	35
Accrued liabilities and other	121	(152)
Deferred revenue	—	(2,967)

Net cash provided by (used in) continuing operations	(2,086)	1,969
Net cash provided by (used in) discontinued operations	1	(202)

Net cash provided by (used in) operating activities	(2,085)	1,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(1)

Net cash used in investing activities	(22)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	33

Net cash provided by financing activities	—	33

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,107)	1,799
CASH AND CASH EQUIVALENTS, beginning of period	12,513	25,012

CASH AND CASH EQUIVALENTS, end of period	$10,406	$26,811

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha, propane and other renewable chemical products.
Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes renewable triglycerides and/or fatty acids to make renewable synthetic products.
The consolidated financial statements include the accounts of Syntroleum Corporation and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Companies in which we own a 20 percent to 50 percent interest, but in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels results of operations is reflected in the Consolidated Statements of Operations and the subsidiary’s summarized financial information is reported in Note 5, “Investment in and Loans to Dynamic Fuels, LLC”. The carrying value of our investment in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.
The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC under the Securities Exchange Act of 1934.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the three months ended December 31, 2010. During this period, the plant was commencing initial operations when its operating and financial controls were undergoing late-stage development. As a result the financial statements may be more significantly impacted by management’s estimates and assumptions than they will be when operations stabilize and the accounting processes mature. Actual results could differ from those estimates.
2. Operations and Liquidity
In the past we have sustained recurring losses and negative cash flows from operations. As of March 31, 2011, we had approximately $10.4 million of cash and cash equivalents and $1.6 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels in the future.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheet at March 31, 2011 and December 31, 2010.
4. Reclassifications
Certain reclassifications have been made to the March 31, 2010 consolidated statements to conform to the March 31, 2011 presentation. These reclassifications had no impact on net income.

5. Investment in and Loans to Dynamic Fuels, LLC
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of March 31, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $42,819,000, which represents our equity investment in and loans to this entity in the amount of $41,414,000 and accounts receivable from this entity in the amount of $1,405,000, which fluctuates from time to time with certain operating activities.
Dynamic Fuels, LLC Quarter Ended December 31, 2010 Unaudited Financials (in thousands):

December 31,
Balance Sheet	2011
Cash and Receivables	14,636
Inventory	15,530
Property, Plant and Equipment and Other Assets	149,577

Total Assets	$179,743

Current Liabilities	$23,735
Long-Term Liabilities	100,036

Total Liabilities	123,771

Total Members’ Equity	55,972

Total Liabilities and Members’ Equity	$179,743

For the Quarter
Ended December 31,
Statement of Operations	2011

Revenue	$6,890
Operating Expenses	11,483

Loss from Operations	$(4,593)

Other Income (Expense)	550

Net Loss	$(4,043)

Dynamic Fuels began commercial operations in November of 2010 and produced over 7 million gallons of products by the end of April. The plant has run the hydro-processing reactors up to 120% of design feed rates, but stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment. The hydrogen compressor and recycle pump system reliability upgrades were installed in April and the plant resumed operations on April 26th.
During the three months ended March 31, 2011 and March 31, 2010, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $198,000 and $437,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $1,405,000 and $729,000 as of March 31, 2011 and December 31, 2010, respectively. In March, we made additional payments of $477,000 for purchases made on behalf of Dynamic Fuels for prepayments to raw material suppliers. Dynamic Fuels paid Syntroleum once raw materials were received on site in April, 2011. In May, Syntroleum and Tyson each contributed an additional $2,000,000 in the form of a working capital loan to the entity. The $2,000,000 loan will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.

6. Earnings Per Share

	Three months ended March 31,
	2011	2010
	(Dollars in thousands, except
	per share amounts; shares in
	thousands)
Income (loss) from continuing operations available to common stockholders’ for basic and diluted earnings per share	$(3,908)	$425

Basic weighted-average shares	81,893	76,183
Effect of dilutive securities:
Unvested restricted stock units	—	12
Stock options	—	2,588

Dilutive weighted-average shares	81,893	78,783

Earnings (loss) per common share from continuing operations:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01
The table below includes information related to stock options, warrants and restricted stock that were outstanding at March 31 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares as their inclusion would have been anti-dilutive to our income (loss) per share.

	March 31,	March 31,
	2011	2010

Options, warrants and restricted stock excluded (in thousands)	18,234	12,338
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.56	$4.14
First quarter weighted average market price	$1.82	$2.40
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
As of March 31, 2011, approximately 4,505,282 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,737,167 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

		Weighted
	Shares Under Stock	Average Price
	Options	Per Share
OUTSTANDING AT DECEMBER 31, 2010	8,283,586	$2.94
Granted at market price	—	$—
Exercised	—	$—
Expired, forfeited, cancelled or repurchased	(64,413)	$15.06

OUTSTANDING AT MARCH 31, 2011	8,219,173	$2.80

The following table summarizes information about stock options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average
Range of	Options	Average	Remaining	Options	Exercise Price
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	5,010,631	$0.66	7.30	1,352,681	$0.66
$1.49 – $1.55	1,010,666	1.55	1.50	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	3.46	1,140,195	2.33
$3.19 – $6.88	769,277	6. 32	3.25	769,277	6.32
$7.10 – $9.67	240,904	9.28	4.38	240,904	9.28
$10.51 – $13.85	47,500	12.09	2.32	47,500	12.09

	8,219,173	$1.85		4,561,223	$2.80

A total of 3,657,950 stock options with a weighted average exercise price of $0.66 were outstanding at March 31, 2011 and had not vested. There were no stock options granted during the three months ended March 31, 2011 or 2010.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2011 and 2010 was $0 and $85,000, respectively. The total amount of cash received in 2011 and 2010 by the Company from the exercise of these options was $0 and $33,000, respectively. As of March 31, 2011 there was $6,145,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.29 years. In addition, as of March 31, 2011 unrecognized compensation cost related to non-vested stock options was $77,000, which will be fully amortized upon vesting of the options, which is expected to occur in 2011.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2011 and 2010 was $467,000 and $821,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2011 and 2010 was $2.21 (total grant date fair value of $436,000) and $2.71 (total grant date fair value of $350,000), respectively. As of March 31, 2011, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $2,269,000. In addition, as of March 31, 2011, unrecognized compensation cost related to non-vested restricted stock units was $22,000, net of forfeitures, which is expected to be recognized in 2011. The total fair value of restricted stock units vested during the quarter ended March 31, 2011 and 2010 was $499,000 and $420,000, respectively. The following summary reflects restricted stock unit activity and related information.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER, 31, 2010	1,055,212	$0.41
Granted	196,977	$2.21
Vested or Exercised	(204,477)	$2.44
Expired or forfeited	—	$—

NONVESTED AT MARCH 31, 2011	1,047,712	$0.35

8. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at March 31, 2011. Expense is not recognized until an employee is severed.
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
In May 2011, Syntroleum and Tyson each contributed an additional $2,000,000 in the form of a working capital loan to the entity. The $2,000,000 loan will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2010 (including our audited financial statements and the accompanying notes).
Overview
Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (subject to certification), kerosene, naphtha, propane and other renewable chemical products.
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
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised equally by representatives of the Company and Tyson equally. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of March 31, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $42,819,000, which represents our equity investment in and loans to this entity in the amount of $41,414,000 and accounts receivable from this entity in the amount of $1,405,000, which fluctuates from time to time with certain operating activities. Each member has contributed $40.5 million in capital contributions and an additional $7.0 million in the form of a working capital loans to the entity. The $7.0 million loans will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.
Dynamic Fuels began commercial operations in November of 2010 and produced over 7 million gallons of products by the end of April. The plant has run the hydro-processing reactors up to 120% of design feed rates, but stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment. The hydrogen compressor and recycle pump system reliability upgrades were installed in April and the plant resumed operations on April 26th.
Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel HRJ, meets all petroleum based jet fuel specifications subject to certification. The production of our fuel is eligible for the $1.00 tax credit per gallon of renewable diesel and $0.50 per gallon of renewable naphtha under the Energy Independence Act and Energy Policy Act of 2005. Our fuel also generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of March 31, 2011, RIN prices were $1.26 per gallon and therefore worth $2.14 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.
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

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Consolidated Unaudited Results for the Quarters Ended,

	March 31,	March 31,
Revenues	2011	2010
	(in thousands)
Technology	$150	$2,900
Technical Services	501	901
Technical Services from Dynamic Fuels LLC	198	437

Total Revenues	$849	$4,238

Technology Revenue. Technology Revenue was $150,000 and $2,900,000 for the quarters ended March 31, 2011 and 2010, respectively and relates to the delivery of technology equipment related to our transfer of technology sale that occurred in 2009. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $699,000 and $1,338,000 for the quarters ended March 31, 2011 and 2010, respectively. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2011. Revenue from Dynamic Fuels decreased in 2011 as the initial engineering design work is completed.

	March 31,	March 31,
Operating Costs and Expenses	2011	2010
	(in thousands)
Engineering	$556	$596
Depreciation and amortization	49	62
Non-cash equity compensation	467	821
General, administrative and other	1,364	1,232

Total Operating Costs and Expenses	$2,436	$2,711

Engineering. Expenses from engineering activities were $556,000 for the quarter ended March 31, 2011 compared to $596,000 during the same period in 2010. There was no change to engineering personnel or engineering activities for 2011 compared to 2010.
Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2011 was $467,000 compared to $821,000 for the same period in 2010. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We expect to recognize the remaining amount of equity compensation for the milestone based awards in 2011.
General, Administrative and Other. General and administrative expenses for the quarter ended March 31, 2011 were $1,364,000 compared to $1,232,000 during the same period in 2010. The overhead activities associated with the company remain relatively the same for 2011 compared to 2010.
Loss from Dynamic Investment. Our 50% share of Dynamic Fuels’ loss for its first quarter ended December 31, 2010 increased compared to the same period last year due to limited production revenue to offset fixed costs of the operating plant. The plant was not operational for the same period ended 2009. The plant began commercial operations in November of 2010 and did not operate at full production capacity for the entire quarter ended December 31, 2010. Loss from our investment in Dynamic was $2,021,000 for the quarter ended December 31, 2010, compared to a loss of $746,000 for the same period in 2009. Dynamic Fuels’ revenues were $6,890,000 with operating expenditures of $11,483,000 and other income of $550,000 for the quarter ended December 31, 2010. We expect to report income from this investment in 2011 upon full rate commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Liquidity and Capital Resources
General
As of March 31, 2011, we had approximately $10,406,000 in cash and cash equivalents. At March 31, 2011, we had $1,578,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other clients and other payments provided to Dynamic Fuels. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.

Our current liabilities totaled $999,000 as of March 31, 2011.
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
Cash Flows
Cash flows used in operations was $2,085,000 during the three months ended March 31, 2011, compared to cash flows provided by operations of $1,767,000 during the three months ended March 31, 2010. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $2,750,000 in 2010 compared to $0 in 2011 and additional payments of $477,000 for purchases made on behalf of Dynamic Fuels for prepayments to raw material suppliers. Dynamic Fuels paid Syntroleum once raw materials were received on site in April, 2011.
Cash flows used in investing activities related to small purchases of capital office equipment. No additional investments to Dynamic Fuels were made in the first quarters of 2011 and 2010.
There were no cash flows provided by financing activities during the three months ended March 31, 2011. For the quarter ended March 31, 2010, we received $33,000 from the exercise of stock options.
Contractual Obligations
Our operating leases include leases for corporate headquarters, copiers and software.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at March 31, 2011. Expense is not recognized until an employee is severed.
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
New Accounting Pronouncements
No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010.
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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: May 9, 2011	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher