Form 10-K/A
period 2010-12-31
SYNTROLEUM CORP
filed 2011-07-18
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
to
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE:
None
EXPLANATORY NOTE
This Amendment on Form 10-K amends the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) and is being filed by Syntroleum Corporation (the “Company”) to correct a clerical error that occurred in the filing of the Original Report.
In the process of filing the Original Report, a clerical error was made wherein there was an omission of the auditing firm’s name on the annual report of Dynamic Fuels LLC, which was filed as exhibit 99.3 to our Original Report. The corrected exhibit 99.3 is attached to this Amended Report. No other changes have been made in our previously filed Annual Report.
The disclosures in this Form 10-K/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. For additional information on subsequent events, the reader should refer to the Form 10-Q and Forms 8-K the Company has filed in 2011. The filing of this Form 10-K/A shall not be deemed an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES
Index to Exhibits
Exhibit 99.3
Exhibit 31.1
Exhibit 31.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION
Dated: July 18, 2011	By:	/s/ Karen L. Gallagher
Karen L. Gallagher
Principal Financial Officer
Index to Exhibits

99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

2