Form 10-Q
period 2011-06-30
SYNTROLEUM CORP
filed 2011-08-08
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2011, the number of outstanding shares of the issuer’s common stock was 97,903,160.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,253	$12,513
Restricted cash	1,233	484
Accounts receivable	59	556
Accounts receivable from Dynamic Fuels, LLC	1,842	729
Other current assets	112	361

Total current assets	9,499	14,643

PROPERTY AND EQUIPMENT — at cost, net	89	97
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	40,435	43,523
OTHER ASSETS, net	1,132	1,133

	$51,155	$59,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26	$1,090
Accrued employee costs	436	119
Deposits	1,233	484

Total current liabilities	1,695	1,693

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	24,948	24,300
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 81,978 and 81,683 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	820	817
Additional paid-in capital	374,888	374,397
Accumulated deficit	(351,799)	(342,414)

Total stockholders’ equity	23,909	32,800

	$51,155	$59,396

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
REVENUES:
Technology	$150	$400	$300	$3,300
Technical services	383	512	884	1,413
Technical services from Dynamic Fuels, LLC	316	378	514	815
Royalties from Dynamic Fuels, LLC plant production	339	—	339	—

Total revenues	1,188	1,290	2,037	5,528

COSTS AND EXPENSES:
Engineering	588	528	1,144	1,124
Depreciation and amortization	50	54	99	116
General, administrative and other (including non-cash equity compensation of ($8) and $205 for the three months ended June 30, 2011 and 2010, respectively, and $459 and $1,026 for the six months ended June 30, 2011 and 2010, respectively.)	764	1,774	2,595	3,827

OPERATING INCOME (LOSS)	(214)	(1,066)	(1,801)	461

INVESTMENT AND INTEREST INCOME	2	8	6	14
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(4,829)	(1,119)	(6,938)	(1,865)
OTHER EXPENSE, net	2	28	4	62
FOREIGN CURRENCY EXCHANGE	(430)	942	(648)	546

LOSS FROM CONTINUING OPERATIONS	(5,469)	(1,207)	(9,377)	(782)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(9)	182	(8)	160

NET LOSS	$(5,478)	$(1,025)	$(9,385)	$(622)

BASIC NET INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.07)	$(0.01)	$(0.11)	$(0.01)
Income (loss) from discontinued operations	0.00	0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.01)	$(0.11)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	81,965	76,336	81,954	76,687

Diluted	81,965	76,336	81,954	76,687

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800

Stock options exercised	53	1	34	—	35

Vesting of awards granted	15	—	42	—	42

Stock-based bonuses and match to 401(k) Plan	227	2	415	—	417

Net loss	—	—	—	(9,385)	(9,385)

Balance, June 30, 2011	81,978	$820	$374,888	$(351,799)	$23,909

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,385)	$(622)
Income (loss) from discontinued operations	(8)	160

Net loss from continuing operations	(9,377)	(782)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	99	116
Abandoned patent write-off	—	466
Foreign currency exchange	648	(546)
Non-cash compensation expense	459	1,026
Non-cash loss in equity method investee	6,938	1,865
Changes in assets and liabilities:
Accounts receivable	497	46
Accounts receivable from Dynamic Fuels, LLC	(1,113)	2,793
Other assets	182	196
Accounts payable	(1,064)	73
Accrued liabilities and other	317	58
Deferred revenue	—	(3,217)

Net cash provided by (used in) continuing operations	(2,414)	2,094
Net cash used in discontinued operations	(8)	(257)

Net cash provided by (used in) operating activities	(2,422)	1,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23)	(3)
Investment in and loans to Dynamic Fuels, LLC	(3,850)	(5,000)

Net cash used in investing activities	(3,873)	(5,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	35	83
Proceeds from common stock purchase agreement	—	2,749

Net cash provided by financing activities	35	2,832

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,260)	(334)
CASH AND CASH EQUIVALENTS, beginning of period	12,513	25,012

CASH AND CASH EQUIVALENTS, end of period	$6,253	$24,678

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. Basis of Reporting
The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel, kerosene, naphtha, propane and other renewable chemical products.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the six months ended March 31, 2011. During this period, the plant was commencing initial operations while its operating and financial controls were undergoing late-stage development. As a result the financial statements may be more significantly impacted by management’s estimates and assumptions than they will be when operations stabilize and the accounting processes mature. Actual results could differ from those estimates.
2. Operations and Liquidity
In the past we have sustained recurring losses and negative cash flows from operations. As of June 30, 2011, we had approximately $6.3 million of cash and cash equivalents and $1.9 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels in the future.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.
4. Reclassifications
Certain reclassifications have been made to the June 30, 2010 statements of cash flows to conform to the June 30, 2011 presentation. These reclassifications had no impact on net income.
5. Investment in and Loans to Dynamic Fuels, LLC
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of June 30, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $42,277,000, which represents our equity investment in and loans to this entity in the amount of $40,435,000 and accounts receivable from this entity in the amount of $1,842,000, which fluctuates from time to time with certain operating activities.
Dynamic Fuels, LLC Quarter Ended March 31, 2011 Unaudited Financials (in thousands):

March 31,
Balance Sheet	2011
Cash and Receivables	$10,892
Inventory	10,506
Property, Plant and Equipment and Other Assets	150,682

Total Assets	$172,080

Current Liabilities	$8,079
Notes and Accounts Payable to Related Parties	17,620
Long-Term Liabilities	100,037

Total Liabilities	125,736

Total Members’ Equity	46,344

Total Liabilities and Members’ Equity	$172,080

	For the Quarter	For the Six
	Ended March 31,	Months Ended
Statement of Operations	2011	March 31, 2011

Revenue	$20,375	$28,098
Operating Expenses	28,455	40,464

Loss from Operations	(8,080)	(12,366)

Other Income (Expense)	(1,025)	(1,305)

Net Loss	$(9,105)	$(13,671)

The losses generated by Dynamic Fuels during their six months ended March 31, 2011, relate to plant commissioning with limited production, 6.5 million gallons or approximately 20% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. 5.7 million gallons of renewable products were sold during their six months ended March 31, 2011.
Dynamic Fuels began commercial operations in November of 2010 and produced over 19.3 million gallons of products by the end of July, 2011. Specifically, plant production was 7.2 million gallons from the start of plant operations in October 2010 through April, 2011 and 3.1, 3.6 and 5.4 million gallons in May, June and July, respectively. The plant has run the hydro-processing reactors up to 120% of design feed rates, but stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment and third party supply of hydrogen, electricity and feedstock. The plant continues to demonstrate improved reliability with compressor run time in excess of 1600 hours which is a 217% improvement over its previous best run time and we have encountered no issues with the solvent recycle pump since we last replaced the seals in March, 2011. The plant’s design rates are 75 million gallons per year.
During the six months ended June 30, 2011 and June 30, 2010, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $514,000 and $815,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $1,842,000 and $729,000 as of June 30, 2011 and December 31, 2010, respectively. In April, we made additional payments of $260,000 for purchases made on behalf of Dynamic Fuels for prepayments to raw material suppliers. Dynamic Fuels paid Syntroleum once raw materials were received on site in July 2011. For the three months ended June 30, 2011, Syntroleum and Tyson each contributed an additional $3,850,000 in the form of working capital loans to the entity. We provided $650,000 in the form of a working capital loan in July 2011 and expect to provide additional working capital loans for the prepayment to raw material suppliers of fats, oils and greases in the third quarter. The total amount of working capital loans of $9,500,000 will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.

6. Earnings Per Share

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Basic weighted-average shares	81,965	76,336	81,954	76,687

Effect of dilutive securities:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—

Diluted weighted-average shares	81,965	76,336	81,954	76,687

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

	June 30,	June 30,
	2011	2010

Options, warrants and restricted stock excluded (in thousands)	18,062	19,283
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.56	$1.63
Six month weighted average market price	$1.85	$2.23
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
As of June 30, 2011, approximately 4,625,032 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,684,667 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.
Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2010	8,283,586	$2.94
Granted at market price	—	$—
Exercised	(52,500)	$0.66
Expired or forfeited	(184,163)	$7.41

OUTSTANDING AT JUNE 30, 2011	8,046,923	$1.84

The following table summarizes information about stock options outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	4,865,881	$0.66	7.05	1,300,181	$0.66
$1.49 – $1.55	1,010,666	1.55	1.25	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	3.21	1,140,195	2.33
$3.19 – $6.88	764,277	6.33	2.99	764,277	6.33
$7.10 – $9.67	240,904	9.28	4.13	240,904	9.28
$10.51 – $10.51	25,000	10.51	4.09	25,000	10.51

	8,046,923	$1.84		4,481,223	$2.77

A total of 3,565,700 stock options with a weighted average exercise price of $0.66 were outstanding at June 30, 2011 and had not vested. There were no stock options granted during the six months ended June 30, 2011 or 2010.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2011 and 2010 was $76,000 and $197,000, respectively. The total amount of cash received in 2011 and 2010 by the Company from the exercise of these options was $35,000 and $82,000, respectively. As of June 30, 2011, there was $3,941,000 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 4.02 years. In addition, as of June 30, 2011 unrecognized compensation cost related to non-vested stock options was $75,000, which will be fully amortized using the straight-line basis over the remaining vesting period of the options, which will be fully amortized upon vesting of the options, which is expected to occur in 2011.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the six months ended June 30, 2011 and 2010 was $459,000 and $1,026,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the six months ended June 30, 2011 and 2010 was $2.21 and $2.59 per share (total grant date fair value of $436,000 and $379,000), respectively. As of June 30, 2011, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $1,463,000. In addition, as of June 30, 2011, unrecognized compensation cost related to non-vested restricted stock units was $22,000, which is expected to be recognized in 2011. The total fair value of restricted stock units vested during the six months ended June 30, 2011 and 2010 was $499,000 and $420,000, respectively.
The following table reflects restricted stock unit activity for the six months ended June 30, 2011.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2010	1,055,212	$0.41
Granted	196,977	$2.21
Vested	(204,477)	$2.44
Forfeited	—	$—

NONVESTED AT JUNE 30, 2011	1,047,712	$0.35

8. Common Stock Purchase Agreement
On July 6, 2011 the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,575,000.

9. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2011. Expense is not recognized until an employee is severed.
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
Overview
Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel, kerosene, naphtha, propane and other renewable chemical products.
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
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised equally by representatives of the Company and Tyson equally. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of June 30, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $42,277,000, which represents our equity investment in and loans to this entity in the amount of $40,435,000 and accounts receivable from this entity in the amount of $1,842,000, which fluctuates from time to time with certain operating activities. Each member has contributed $40.5 million in capital contributions and an additional $8.9 million in the form of a working capital loans to the entity. An additional $0.7 million working capital loan was made to the entity in July, 2011. The $9.5 million loans will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.
Dynamic Fuels began commercial operations in November of 2010 and produced over 19.3 million gallons of products by the end of July, 2011. Specifically, plant production was 7.2 million gallons from the start of plant operations in October 2010 through April, 2011 and 3.1, 3.6 and 5.4 million gallons in May, June and July, respectively. The plant has run the hydro-processing reactors up to 120% of design feed rates, but stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment and third party supply of hydrogen, electricity and feedstock. The plant continues to demonstrate improved reliability with compressor run time in excess of 1600 hours which is a 217% improvement over its previous best run time and we have encountered no issues with the solvent recycle pump since we last replaced the seals in March, 2011. The plant’s design rates are 75 million gallons per year.
The losses generated by Dynamic Fuels during their six months ended March 31, 2011, relate to plant commissioning with limited production, 6.5 million gallons or approximately 20% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. 5.7 million gallons of renewable products were sold during their six months ended March 31, 2011. Dynamic Fuels summarized financial information is reported in Note 5, “Investment in and Loans to Dynamic Fuels, LLC”.
Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel meets all petroleum based jet fuel specifications of ASTM D7566. The production of our fuel is eligible for the $1.00 tax credit per gallon of renewable diesel and $0.50 per gallon of renewable naphtha under the Energy Independence Act and Energy Policy Act of 2005. Our fuel also generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of June 30, 2011, RIN prices were $1.34 per gallon and therefore worth $2.28 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.
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

Results of Operations
Consolidated Unaudited Results for the Three Months and Six Months Ended,

	Three Months Ended		Six Months Ended
Revenues	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In Thousands)
Technology	$150	$400	$300	$3,300
Technical Services	383	512	884	1,413
Technical Services from Dynamic Fuels, LLC	316	378	514	815
Royalties from Dynamic Fuels, LLC Plant Production	339	—	339	—

	$1,188	$1,290	$2,037	$5,528

Technology Revenue. Technology Revenue was $300,000 and $3,300,000 for the six months ended June 30, 2011 and 2010, respectively and relates to the delivery of technology equipment related to our transfer of technology sale that occurred in 2010. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $1,398,000 and $2,228,000 for the six months ended June 30, 2011 and 2010, respectively. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2011. Revenue from Dynamic Fuels decreased in 2011 as the initial engineering design work is completed.
Royalty Revenue. Revenues from royalties of renewable fuel production at the Dynamic Fuels plant is recognized from production of renewable products from the date of commercial operations to June 30, 2011. We will continue to recognize royalties from actual plant production of renewable products quarterly.

	Three Months Ended		Six Months Ended
Operating Costs and Expenses	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In Thousands)
Engineering	$588	$528	$1,144	$1,124
Depreciation and amortization	50	54	99	116
Non-cash equity compensation	(8)	205	459	1,026
General, administrative and other	772	1,569	2,136	2,801

	$1,402	$2,356	$3,838	$5,067

Engineering. Expenses from engineering activities were $1,144,000 for the six months ended June 30, 2011 compared to $1,124,000 during the same period in 2010. There was no change to engineering personnel or engineering activities for 2011 compared to 2010.
Non-cash Equity Compensation. Non-cash equity compensation for the six months ended June 30, 2011 was $459,000 compared to $1,026,000 for the same period in 2010. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We expect to recognize the remaining amount of equity compensation for the milestone based awards in 2011.
General, Administrative and Other. General and administrative expenses for the six months ended June 30, 2011 were $2,136,000 compared to $2,801,000 during the same period in 2010. The decrease in general and administrative expenses primarily relates to decreased legal fees due to settlement of litigation.
Loss from Dynamic Investment. The losses generated by Dynamic Fuels during the six months ended March 31, 2011, relate to plant commissioning with limited production, 6.5 million gallons or approximately 20% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. Loss from our investment in Dynamic was $4,829,000 and $6,938,000 for the quarter and six months ended March 31, 2011, respectively. This compares to a loss of $1,119,000 and $1,865,000 for the same periods in 2010. Dynamic Fuels’ revenues were $28,098,000 with operating expenditures of $40,464,000 and other expense of $1,305,000 for the six months ended March 31, 2011. We expect to report income from this investment in 2012 upon continuous full rate commercial operations. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.

Liquidity and Capital Resources
General
As of June 30, 2011, we had approximately $6,253,000 in cash and cash equivalents. At June 30, 2011, we had $1,901,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other clients and other payments provided to Dynamic Fuels. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $1,695,000 as of June 30, 2011.
On July 6, 2011 the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,575,000.
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
Cash Flows
Cash flows used in operations was $2,422,000 during the six months ended June 30, 2011, compared to cash flows provided by operations of $1,837,000 during the six months ended June 30, 2010. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $2,750,000 in 2010 compared to $0 in 2011 and additional payments of $260,000 for purchases made on behalf of Dynamic Fuels for prepayments to raw material suppliers. Dynamic Fuels paid Syntroleum once raw materials were received on site in July 2011.
Cash flows used in investing activities were $3,873,000 during the six months ended June 30, 2011 compared to $5,003,000 during the six months ended June 30, 2010. We funded $3,850,000 into Dynamic Fuels as a working capital loan during the three months ended June, 2010. We provided $650,000 in working capital loans in July 2011 and expect to provide additional working capital loans for the prepayment to raw material suppliers of fats, oils and greases in the third quarter.
Cash flows provided by financing activities during the six months ended June 30, 2011 was $35,000 compared to $2,832,000 used during the six months ended June 30, 2010. The cash provided by financing activities during 2010 is primarily due to net proceeds received from our Stock Purchase Agreement with Fletcher. Fletcher purchased 1,135,374 shares of our common stock at a stock price of approximately $2.64 in April of 2010. As reported above, we closed a substantial financing on July 6, 2011, generating net proceeds to the Company of approximately $23,575,000.
Contractual Obligations
Our operating leases include leases for corporate headquarters, copiers and software.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at June 30, 2011. Expense is not recognized until an employee is severed.
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
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
None.
Use of Proceeds.
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: August 8, 2011	By:	/s/ Edward G. Roth Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Karen L. Gallagher Karen L. Gallagher
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Gallagher

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Gallagher