Form 10-Q
period 2011-09-30
SYNTROLEUM CORP
filed 2011-11-08
CIK 1029023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2011, the number of outstanding shares of the issuer’s common stock was 97,948,327.

SYNTROLEUM CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

Item 1.	Financial Statements.
SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,430	$12,513
Restricted cash	671	484
Accounts receivable	105	556
Accounts receivable from Dynamic Fuels, LLC	2,178	729
Other current assets	299	361

Total current assets	31,683	14,643

PROPERTY AND EQUIPMENT — at cost, net	88	97
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	35,737	43,523
OTHER ASSETS, net	1,122	1,133

	$68,630	$59,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$111	$1,090
Accrued employee costs	586	119
Deposits	671	484

Total current liabilities	1,368	1,693

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	23,741	24,300
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 97,903 and 81,683 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	979	817
Additional paid-in capital	398,335	374,397
Accumulated deficit	(356,396)	(342,414)

Total stockholders’ equity	42,918	32,800

	$68,630	$59,396

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
REVENUES:
Technology	$150	$150	$450	$3,450
Technical services	430	651	1,314	2,064
Technical services from Dynamic Fuels, LLC	286	461	800	1,276
Royalties from Dynamic Fuels, LLC plant production	310	—	649	—

Total revenues	1,176	1,262	3,213	6,790

COSTS AND EXPENSES:
Engineering	562	828	1,706	1,952
Depreciation and amortization	49	50	148	166
General, administrative and other (including non-cash equity compensation of $69 and $273 for the three months ended September 30, 2011 and 2010, respectively, and $528 and $1,299 for the nine months ended September 30, 2011 and 2010, respectively.)	1,017	1,577	3,612	5,404

OPERATING LOSS	(452)	(1,193)	(2,253)	(732)

INVESTMENT AND INTEREST INCOME	4	11	10	25
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(5,348)	(980)	(12,286)	(2,845)
OTHER EXPENSE, net	2	4	6	66
FOREIGN CURRENCY EXCHANGE	1,206	(1,701)	558	(1,155)

LOSS FROM CONTINUING OPERATIONS	(4,588)	(3,859)	(13,965)	(4,641)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(9)	(24)	(17)	136

NET LOSS	$(4,597)	$(3,883)	$(13,982)	$(4,505)

BASIC NET INCOME (LOSS) PER SHARE:
Loss from continuing operations	$(0.05)	$(0.05)	$(0.16)	$(0.06)
Income (loss) from discontinued operations	0.00	0.00	$0.00	$0.00

Net loss	$(0.05)	$(0.05)	$(0.16)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91,843	78,222	87,020	77,205

Diluted	91,843	78,222	87,020	77,205

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Total
	Number		Additional	Accumulated	Stockholders’
	of Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800
Stock options exercised	53	1	34	—	35
Issuance of shares under public offering	15,900	159	23,379		23,538
Vesting of awards granted	15	—	74	—	74
Stock-based bonuses and match to 401(k) Plan	252	2	451	—	453
Net loss	—	—	—	(13,982)	(13,982)

Balance, September 30, 2011	97,903	$979	$398,335	$(356,396)	$42,918

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,982)	$(4,505)
Income (loss) from discontinued operations	(17)	136

Net loss from continuing operations	(13,965)	(4,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	148	166
Abandoned patent write-off	—	466
Foreign currency exchange	(558)	1,155
Non-cash compensation expense	528	1,299
Non-cash loss in equity method investee	12,286	2,845
Changes in assets and liabilities:
Accounts receivable	451	2,899
Accounts receivable from Dynamic Fuels, LLC	(1,449)	(48)
Other assets	(30)	106
Accounts payable	(979)	(18)
Accrued liabilities and other	467	212
Deferred revenue	—	(3,217)

Net cash provided by (used in) continuing operations	(3,101)	1,224
Net cash used in discontinued operations	(18)	(281)

Net cash provided by (used in) operating activities	(3,119)	943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(14)
Investment in and loans to Dynamic Fuels, LLC	(4,500)	(10,000)

Net cash used in investing activities	(4,537)	(10,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	35	191
Proceeds from sale of common stock	23,538	—
Proceeds from common stock purchase agreement	—	4,695

Net cash provided by financing activities	23,573	4,886

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,917	(4,185)
CASH AND CASH EQUIVALENTS, beginning of period	12,513	25,012

CASH AND CASH EQUIVALENTS, end of period	$28,430	$20,827

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc (“Tyson”). The technology processes renewable triglycerides and/or fatty acids to make renewable synthetic products.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the nine months ended June 30, 2011. During this period, the plant was commencing initial operations while its operating and financial controls were undergoing late-stage development. As a result the financial statements may be more significantly impacted by management’s estimates and assumptions than they will be when operations stabilize and the accounting processes mature. Actual results could differ from those estimates.
2. Operations and Liquidity
In the past we have sustained recurring losses and negative cash flows from operations. As of September 30, 2011, we had approximately $28.4 million of cash and cash equivalents and $2.3 million of accounts receivable available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.
On November 2, 2011 the Company received a Nasdaq Staff Deficiency Letter, indicating the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under the Marketplace Rule 5500(a)(2), The Company is provided 180 calendar days, or until April 30, 2012, to regain compliance. During this 180 day period the Company’s shares will continue to trade on the Nasdaq Capital Market. The Nasdaq Capital Market has indicated that if at any time before April 30, 2012, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days; the Nasdaq Staff will provide written notification that the Company has achieved compliance with the rule. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Nasdaq Capital Market will inform the Company that it has been granted an additional 180 calendar days.
3. Restricted Cash
Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

4. Reclassifications
Certain reclassifications have been made to the September 30, 2010 statements of cash flows to conform to the September 30, 2011 presentation. These reclassifications had no impact on net income.
5. Investment in and Loans to Dynamic Fuels, LLC
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of September 30, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $37,915,000, which represents our equity investment in and loans to this entity in the amount of $35,737,000 and accounts receivable from this entity in the amount of $2,178,000, which fluctuates from time to time with certain operating activities.
Dynamic Fuels, LLC Quarter Ended June 30, 2011 Unaudited Financials (in thousands):

June 30,
Balance Sheet	2011
Cash and Receivables	$11,654
Inventory	18,430
Property, Plant and Equipment and Other Assets	150,014

Total Assets	$180,098

Current Liabilities	$9,285
Notes and Accounts Payable to Related Parties	35,781
Long-Term Liabilities	100,038

Total Liabilities	145,104

Total Members’ Equity	34,994

Total Liabilities and Members’ Equity	$180,098

	For the Quarter	For the Nine
	Ended June 30,	Months Ended
Statement of Operations	2011	June 30, 2011

Revenue	$35,003	$63,101
Operating Expenses	45,622	86,087

Loss from Operations	(10,619)	(22,986)

Other Income (Expense)	(730)	(2.034)

Net Loss	$(11,349)	$(25,020)

The losses generated by Dynamic Fuels during their nine months ended June 30, 2011, relate to plant commissioning with limited production, of approximately 14.0 million gallons or approximately 25% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. Approximately 13.0 million gallons of renewable products were sold during the nine months ended June 30, 2011.
Dynamic Fuels began commercial operations in November of 2010 and produced over approximately 29.4 million gallons of products by the end of October, 2011. Specifically, plant production was approximately 14.0 million gallons from the start of plant operations in October 2010 through June 2011 and 5.4, 4.6, 1.9 and 3.4 million gallons in July, August, September and October, respectively. The plant’s design production rate is 75 million gallons per year or 6.25 million gallons per month.
Over the past year since start-up began in October 2010, stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment and third party supply of hydrogen, electricity and feedstock. In July, August and September the plant continued to demonstrate improved reliability with all five major pieces of rotating equipment, pumps and compressors. On October 24th, the plant experienced failure on a critical pump due to excessive vibration. The pump has been removed for repair and the plant was in hot standby for the remainder of October.

In September, the plant was taken down for a 14 day turnaround focused on servicing the plant’s HDO reactors. Turnaround service is scheduled for these reactors to change out catalyst and catalyst related materials and to remove the buildup of particulates and contaminants, as is typical industry practice for process reactors such as these. Subsequent to the turnaround, the plant experienced three separate events in October causing production to be decreased. First, the plant experienced excessive amounts of solids in a large batch of feedstock, causing decreased production due to additional filtering of the feedstock. The plant has a system of strainers and filters designed to remove solids. The plant has ongoing feedstock qualification with suppliers. Second, the plant experienced a failure in an acid injection pump. Third, the plant experienced excessive vibration with the solvent recycle pump, a critical piece of equipment for plant production. The pump was disassembled and taken to the vendor for a new rotor assembly and is expected to be reinstalled in November. As a result of these events in October, the members will be required to make an additional $1.0 million working capital loan each in November.
During the nine months ended September 30, 2011 and 2010, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $1,449,000 and $1,276,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels Plant Production” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $2,178,000 and $729,000 as of September 30, 2011 and December 31, 2010, respectively. For the nine months ended September 30, 2011, Syntroleum and Tyson each contributed an additional $4,500,000 in the form of working capital loans to the entity. We provided $2,500,000 in the form of a working capital loan in October. The total amount of working capital loans of $12,000,000 each will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales in excess of required capital projects.
6. Earnings Per Share

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)

Basic weighted-average shares	91,843	78,222	87,020	77,205

Effect of dilutive securities:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—

Diluted weighted-average shares	91,843	78,222	87,020	77,205

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

	September 30,	September 30,
	2011	2010

Options, warrants and restricted stock excluded (in thousands)	26,062	19,102
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.49	$1.65
Nine month weighted average market price	$1.62	$2.07
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
As of September 30, 2011, 4,575,032 shares of common stock were available for grant under our current plan. We are authorized to issue up to 12,684,667 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options
The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2010	8,283,586	$2.94
Granted at market price	50,000	$1.41
Exercised	(52,500)	$0.66
Expired or forfeited	(184,163)	$7.41

OUTSTANDING AT SEPTEMBER 30, 2011	8,096,923	$1.83

The following table summarizes information about stock options outstanding at September 30, 2011:

Options Outstanding				Options Exercisable
					Weighted
		Weighted	Weighted Average		Average Exercise
Range of	Options	Average Exercise	Remaining	Options	Price
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Per Share
$0.66 – $0.66	4,865,881	$0.66	6.81	1,300,181	$0.66
$1.41 – $1.55	1,060,666	1.54	1.42	1,010,666	1.55
$1.62 – $2.89	1,140,195	2.33	2.96	1,140,195	2.33
$3.19 – $6.88	764,277	6.33	2.74	764,277	6.33
$7.10 – $9.67	240,904	9.28	3.88	240,904	9.28
$10.51 – $10.51	25,000	10.51	3.84	25,000	10.51

	8,096,923	$1.83		4,481,223	$2.77

A total of 3,615,700 stock options with a weighted average exercise price of $0.67 were outstanding at September 30, 2011 and had not vested. There were 50,000 stock options granted during the nine months ended September 30, 2011. There were no stock options granted during the nine months ended September 30, 2010.
The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the exercise price on the relevant date during the nine months ended September 30, 2011 and 2010 was $76,000 and $400,000, respectively. The total amount of cash received in 2011 and 2010 by the Company from the exercise of these options was $35,000 and $191,000, respectively. As of September 30, 2011, stock options that were fully vested or were expected to vest had a total intrisic value of $949,000. The remaining weighted average contractual term for options exercisable is approximately 3.77 years. In addition, as of September 30, 2011 unrecognized compensation cost related to non-vested stock options was $76,000, which will be fully amortized using the straight-line basis over the remaining vesting period of the options, which will be fully amortized upon vesting of the options, which is expected to occur in 2011.
Non-cash compensation cost related to stock and stock options and restricted stock recognized during the nine months ended September 30, 2011 and 2010 was $528,000 and $1,299,000, respectively.
Restricted Stock
We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the nine months ended September 30, 2011 and 2010 was $2.21 and $2.59 per share (total grant date fair value of $436,000 and $379,000), respectively. As of September 30, 2011, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $856,000. In addition, as of September 30, 2011, unrecognized compensation cost related to non-vested restricted stock units was $22,000, which is expected to be recognized in 2011. The total fair value of restricted stock units vested during the nine months ended September 30, 2011 and 2010 was $499,000 and $1,360,000, respectively.

The following table reflects restricted stock unit activity for the nine months ended September 30, 2011.

		Weighted-Average
		Grant Date Fair
	Shares / Units	Value
NONVESTED AT DECEMBER 31, 2010	1,055,212	$0.41
Granted	196,977	$2.21
Vested	(204,477)	$2.44
Forfeited	—	$—

NONVESTED AT SEPTEMBER 30, 2011	1,047,712	$0.35

8. Common Stock and Warrant Sale
On July 6, 2011 the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The black scholes valuation of the warrants granted is $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,575,000.
9. Commitments and Contingencies
We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2011. Expense is not recognized until an employee is severed.
We, as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, we at the request of the licensee must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the Process Design Package, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount for liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts.

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
Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC (“Dynamic Fuels”) joint venture with Tyson Foods, Inc (“Tyson”). The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.
Commercial and Licensee Projects
On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).
The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of September 30, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $37,915,000, which represents our equity investment in and loans to this entity in the amount of $35,737,000 and accounts receivable from this entity in the amount of $2,178,000, which fluctuates from time to time with certain operating activities. Each member has contributed $40.5 million in capital contributions and an additional $9.5 million in the form of a working capital loans to the entity as of September 30, 2011. An additional $2.5 million working capital loan was made to the entity in October, 2011. The $12.0 million loans each will be repaid to each member upon Dynamic Fuels generating sufficient working capital from fuel sales.
Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel meets all petroleum based jet fuel specifications of ASTM D7566. The production of our fuel is eligible for the $1.00 tax credit per gallon of renewable diesel and $0.50 per gallon of renewable naphtha under the Energy Independence Act and Energy Policy Act of 2005. Our fuel also generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of September 30, 2011, RIN prices were $1.54 per gallon and therefore worth $2.62 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel. In November, we received approval for registration of our neat renewable diesel from the Environmental Protection Agency. The registration of the neat renewable diesel allows combustion in regular on-road engines up to 100 percent renewable fuel, which means no blending of petroleum based diesel is required (prior we had registration approval for blends up to 20 percent renewable diesel). This allows the entity to market its fuel directly to third party fuel end-users, such as operators of on-road fleet vehicles.
On October 28th, Dynamic Fuels sold an additional 75,000 gallons of renewable jet fuel to SkyNRG. This is the second such sale to SkyNRG. Alaska Airlines will be conducting the first commercial airline flights in the United States to use renewable jet fuel produced by Dynamic Fuels. These flights build on the entity’s involvement in the world’s first commercial flights using renewable jet fuel conducted earlier this year by several European airlines. Alaska Airlines has scheduled 75 flights to be flown on Dynamic Fuels renewable jet fuel in order to raise awareness of alternative commercial aviation fuel. The renewable jet fuel is chemically identical to traditional jet fuel but offers the benefits of higher energy content; better cold flow properties, enabling it to function effectively in cold weather; and reduced carbon dioxide emissions.
Dynamic Fuels began commercial operations in November of 2010 and produced over approximately 29.4 million gallons of products by the end of October, 2011. Specifically, plant production was approximately 14.0 million gallons from the start of plant operations in October 2010 through June 2011 and 5.4, 4.6, 1.9 and 3.4 million gallons in July, August, September and October, respectively. The plant’s design production rate is 75 million gallons per year or 6.25 million gallons per month.
Over the past year since start-up began in October 2010, stable production has been interrupted by mechanical reliability issues with certain key pieces of rotating equipment and third party supply of hydrogen, electricity and feedstock. In July, August and September the plant continued to demonstrate improved reliability with all five major pieces of rotating equipment, pumps and compressors. On October 24th, the plant experienced failure on a critical pump due to excessive vibration. The pump has been removed for repair and the plant was in hot standby for the remainder of October.

In September, the plant was taken down for a 14 day turnaround focused on servicing the plant’s HDO reactors. Turnaround service is scheduled for these reactors to change out catalyst and catalyst related materials and to remove the buildup of particulates and contaminants, as is typical industry practice for process reactors such as these. Subsequent to the turnaround, the plant experienced three separate events in October causing production to be decreased. First, the plant experienced excessive amounts of solids in a large batch of feedstock, causing decreased production due to additional filtering of the feedstock. The plant has a system of strainers and filters designed to remove solids. The plant has ongoing feedstock qualification with suppliers. Second, the plant experienced a failure in an acid injection pump. Third, the plant experienced excessive vibration with the solvent recycle pump, a critical piece of equipment for plant production. The pump was disassembled and taken to the vendor for a new rotor assembly and is expected to be reinstalled in November. As a result of these events in October, the members will be required to make an additional $1.0 million working capital loan each in November.
The losses generated by Dynamic Fuels during their nine months ended June 30, 2011, relate to plant commissioning with limited production, of approximately 14.0 million gallons or approximately 25% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. 13.0 million gallons of renewable products were sold during the nine months ended June 30, 2011. Dynamic Fuels summarized financial information is reported in Note 5, “Investment in and Loans to Dynamic Fuels, LLC”.
On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed, under the terms of the Warrant Agreement, to provide credit support for the entire $100 million Bond issue. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap, which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. This debt funding is in addition to the equity contributions and loans provided by each member. Currently, 50% of the $100 million balance is subject to the swap and 50% is subject to prevailing interest rates.
Results of Operations
Consolidated Unaudited Results for the Three Months and Nine Months Ended,

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Revenues	2011	2010	2011	2010
		(In Thousands)
Technology	$150	$150	$450	$3,450
Technical Services	430	651	1,314	2,064
Technical Services from Dynamic Fuels, LLC	286	461	800	1,276
Royalties from Dynamic Fuels, LLC Plant Production	310	—	649	—

	$1,176	$1,262	$3,213	$6,790

Technology Revenue. Technology Revenue was $450,000 and $3,450,000 for the nine months ended September 30, 2011 and 2010, respectively with the difference primarily due to the delivery of technology equipment related to our transfer of technology sale that occurred in 2010. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.
Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $2,114,000 and $3,340,000 for the nine months ended September 30, 2011 and 2010, respectively. Revenue from Dynamic Fuels decreased in 2011 as the initial engineering design work on the plant is completed. We expect to continue to earn revenues for engineering services to other clients on an individual contract basis in 2011.
Royalty Revenue. Revenues from royalties of renewable fuel production at the Dynamic Fuels plant is recognized from production of renewable products from the date of commercial operations to September 30, 2011. We will continue to recognize royalties from actual plant production of renewable products quarterly.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Operating Costs and Expenses	2011	2010	2011	2010
	(In Thousands)
Engineering	$562	$828	$1,706	$1,952
Depreciation and amortization	49	50	148	166
Non-cash equity compensation	69	273	528	1,299
General, administrative and other	948	1,304	3,084	4,105

	$1,628	$2,455	$5,466	$7,522

Engineering. Expenses from engineering activities were $1,706,000 for the nine months ended September 30, 2011 compared to $1,952,000 during the same period in 2010. Engineering activities were increased for the same period in 2010 due to increases in outside analytical costs related to client projects.
Non-cash Equity Compensation. Non-cash equity compensation for the nine months ended September 30, 2011 was $528,000 compared to $1,299,000 for the same period in 2010. The decreased expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010.
General, Administrative and Other. General and administrative expenses for the nine months ended September 30, 2011 were $3,084,000 compared to $4,105,000 during the same period in 2010. The decrease in general and administrative expenses primarily relates to decreased legal fees due to settlement of litigation in early 2011.
Loss from Dynamic Investment. The losses generated by Dynamic Fuels during the nine months ended June 30, 2011, relate to plant commissioning with limited production, of approximately 14.0 million gallons or approximately 25% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment. Loss from our investment in Dynamic was $5,348,000 and $12,286,000 for the quarter and nine months ended June 30, 2011, respectively. This compares to a loss of $980,000 and $2,845,000 for the same periods in 2010. Dynamic Fuels’ revenues were $63,101,000 with operating expenditures of $86,087,000 and other expense of $2,034,000 for the nine months ended June 30, 2011. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.
Liquidity and Capital Resources
General
As of September 30, 2011, we had approximately $28,430,000 in cash and cash equivalents and $671,000 in restricted cash. At September 30, 2011, we had $2,283,000 in accounts receivable outstanding relating to our Technical Services Revenue provided to Dynamic Fuels and other clients and other payments provided to Dynamic Fuels. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.
Our current liabilities totaled $1,368,000 as of September 30, 2011.
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
Cash Flows
Cash flows used in operations was $3,119,000 during the nine months ended September 30, 2011, compared to cash flows provided by operations of $943,000 during the nine months ended September 30, 2010. The decrease in cash flows provided by operations primarily results from the collection of revenues from technology deployment agreements of $3,000,000 in 2010 compared to $0 in 2011 and the untimely collection of receivables from Dynamic Fuels, LLC in 2011.
Cash flows used in investing activities were $4,537,000 during the nine months ended September 30, 2011 compared to $10,014,000 during the nine months ended September 30, 2010. We funded $4,500,000 into Dynamic Fuels as a working capital loan during the nine months ended September, 2010. We provided an additional $2,500,000 in working capital loans in October 2011 and may provide additional working capital loans to the plant if additional cash is needed.
Cash flows provided by financing activities during the nine months ended September 30, 2011 was $23,573,000 compared to $4,886,000 provided during the nine months ended September 30, 2010. The cash provided by financing activities in 2011 relates to the public offering in July of 15,900,000 shares of our common stock and accompanying warrants resulting in net proceeds of $23,575,000. The cash provided by financing activities during 2010 is primarily due to net proceeds received from our Stock Purchase Agreement with Fletcher. Fletcher purchased 1,135,374 shares of our common stock at a stock price of approximately $2.64 in April of 2010.

Contractual Obligations
Our operating leases include leases for corporate headquarters, copiers and software.
We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at September 30, 2011. Expense is not recognized until an employee is severed.
We, as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, we at the request of the licensee must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the Process Design Package, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount for liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts.
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
Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities.
None.

Use of Proceeds.
Pursuant to our Registration Statement on Form S-3 (No. 333-157879) the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,575,000. The terms of the offering were described in our Prospectus Supplement on Form 424B2 filed with the Commission on June 29, 2011 and June 30, 2011 and in Current Reports on Form 8-K filed with the Commission on June 30, 2011, and July 7, 2011 the terms of which are incorporated herein by reference.
The net proceeds received, after underwriter commission and other offering expenses, from the sale of common stock have been and are expected to be used for general corporate purposes, working capital for Dynamic Fuels, LLC investment and initial natural gas to liquids project development.
Purchases of Equity Securities by the Issuer and Affiliated Purchases.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Reserved

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)
Date: November 8, 2011	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power