Form 10-K
period 2011-12-31
SYNTROLEUM CORP
filed 2012-03-06
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $102,000,000 based on the closing price of such stock on such date of $1.47 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).

At March 2, 2012, the number of outstanding shares of the registrant’s common stock was 98,443,411.

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

PART I

Item 1. Business

Overview

Syntroleum Corporation (the “Company” or “Syntroleum”) began business as GTG, Inc on November 15, 1984. On August 7, 1998 Syntroleum merged into SLH Company and became the surviving entity. The Company was later re-incorporated in Delaware on June 17, 1999. The focus of the Company and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons.

The Syntroleum® Technologies consist of air based syngas generation from natural gas, Fischer-Tropsch (“FT”) technology to convert syngas to FT wax, and hydroprocessing technology. Our hydro-processing technology can be utilized either for conversion of FT wax (Synfining®) or fats oils and greases (Bio-Synfining®) into naphtha, diesel and liquefied petroleum gases (LPG). We are currently commercializing our FT coal-to-liquids or (“CTL”) technology via China Petroleum and Chemical Corporation (“Sinopec”) and our Bio-Synfining® technology through the Dynamic Fuels, LLC joint venture. We are centered on being a recognized provider of synthetic fuels technology.

Bio-Synfining™ Projects—Dynamic Fuels

On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct multiple facilities in the United States using our Bio-Synfining™ technology. The first facility of its kind in the United States began commercial operations in November of 2010. The facility produces renewable diesel fuel that meets “ASTM D975” standards, the same standards as conventional petroleum diesel. Renewable diesel fuel can be used in existing infrastructure and engines and be blended with petroleum diesel. We can also produce ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. Dynamic Fuels has sold ASTM D7566 and HRJ-5 to both the commercial aviation industry and for use in military aviation. The plant also produces naphtha and propane.

In 2011, Dynamic Fuels sold 193,000 gallons of renewable jet fuel to SkyNRG, which supplied KLM Royal Dutch Airlines and Alaska Airlines as they each conducted one of the first commercial flights using renewable jet fuel in 2011. Alaska Airlines has scheduled 75 flights to be flown on Dynamic Fuels renewable jet fuel in order to raise awareness of alternative commercial aviation fuel.

In December 2011, Dynamic Fuels announced a contract with the U.S. Navy to supply 450,000 gallons of renewable fuels. This includes 100,000 gallons of jet fuel, HRJ-5 and 350,000 gallons of marine distillate fuel. The fuel will be used in demonstration testing in the Navy’s efforts to develop a “Green Strike Group” composed of vessels and ships powered by biofuel. The feedstock will include yellow grease and Solazyme’s tailored algal oil. This represents the single largest purchase of biofuel in government history, as reported by the Navy and USDA.

The renewable fuels and biodiesel industry benefits from economic incentives to produce renewable diesel and biodiesel, including support from federal biodiesel programs. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, or EPAct, and the Energy Independence and Security Act of 2007, or EISA, are the primary pieces of federal legislation that have established the groundwork for renewable fuels market development.

In August 2005, the EPAct established a Renewable Fuel Standard program, or RFS, requiring a specific amount of renewable fuel to be used in motor vehicle fuel nationwide. This requirement has been imposed on refineries and importers in the 48 contiguous states. Beginning in 2008, EISA amended the EPAct to increase the number gallons of renewable fuel required to be used in motor vehicle fuel nationwide.

On July 1, 2010, an updated Renewable Fuel Standard program, or RFS2, was implemented. RFS2 requires certain volume minimums for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels renewable diesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Consistent with the RFS program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011 and one billion gallons in 2012. After implementation of RFS2, the American Petroleum Institute, or API, and National Petrochemical Refiners Association, or NPRA, filed a lawsuit against the EPA relating to timing of enforcement of RFS2. On December 21, 2010, the U.S. District Court of Appeals for the District of Columbia issued a unanimous decision to deny the petition by NPRA and API challenging the RFS2. Although the API and NPRA have appealed, we believe that this decision removes significant uncertainty that has clouded the future of the biodiesel industry.

Our renewable diesel fuel generates 1.7 D4 RIN’s per gallon. At December 31, 2011, D4 RIN prices were $1.25 per gallon and therefore worth $2.13 per gallon with the 1.7 multiplier. As of January 31, 2012, D4 RIN prices were $1.42 per gallon and therefore worth $2.41 per gallon with the 1.7 multiplier. Dynamic Fuels has applied to the EPA to register the naphtha it produces for D Code 5 RINs. The approval is expected in the first half of 2012. D5 RINS were $0.73 on January 31, 2012.

The Energy Independence Act and Energy Policy Act of 2005 (“EPACT”) designated a tax credit of $1.00 per gallon for the production of renewable diesel and $0.50 per gallon for the production of renewable naphtha, for which our Bio-Synfined products are eligible. All of our 2010 and 2011 production was eligible for this credit. The credit has not been renewed for 2012 production.

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2011, the plant sold 25.5 million gallons of renewable products such as diesel, naphtha, and LPG. Full rate capacity for the plant is 75.0 million gallons per year. During the year ended September 30, 2011, the first year of start up and commercial operations, the plant produced renewable products at an average rate of 35% of design capacity. During the last six months of the year ended September 30, 2011, the plant produced renewable products at an average rate of 52%. For the first quarter ended December 31, 2011, the plant produced renewable products at an average rate of 58% of design.

The plant experienced rotating equipment issues, hydrogen supply and feedstock interruption and adulterants found in feedstock, all of which contributed to plant down time and higher than expected repairs and maintenance, catalyst replacement and other operating expenses. Feed pre-treatment equipment was originally designed and installed as defined in the feedstock specifications. Certain feedstocks do not meet required specification and therefore all feedstock now goes through testing and approval and is then sourced and procured. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards. While these efforts have steadily decreased operating downtime as depicted above and operating expenses, improvements to the feedstock pretreatment systems are being enacted to deal with the actual feedstocks delivered.

Business Strategy

Our objective is to be the leading independent provider of our technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:

Focus on commercialization. The Dynamic Fuels facility is the first of what we envision to be several production facilities utilizing our technologies in the business model.

Transfer the Syntroleum® Process. We executed a transfer of our technology to Sinopec in 2009. Sinopec has reconstructed our Catoosa Demonstration Facility (“CDF”) in China for further research and development. The demonstration plant is operating successfully in China.

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

Ultra-clean liquid fuels for use in reciprocating and jet/turbine engines; and

Specialty products, such as synthetic lubricants, process oils, high melting point waxes, liquid normal paraffins, and chemical feedstocks.

We believe the key advantages of the Syntroleum® Process over other GTL technologies are our (1) proprietary attrition-resistant slurry catalyst, (2) FT catalyst regeneration technology, and (3) capability to operate with both dilute and non-dilute syngas.

Based on our research, we believe our single-train design 17,000 barrels per day (“b/d”) facility can be economically developed subject to market conditions.

The Syntroleum® Process involves two catalytic reactions: (1) conversion of carbon containing material into synthesis gas and (2) conversion of the synthesis gas or syngas into hydrocarbons over our proprietary Fischer-Tropsch catalyst. These reactions are expressed in the following equations:

Step 1

Conversion of Carbon Feedstock to Synthesis Gas

Step 2

Fischer—Tropsch Synthesis

Syngas may be generated from various carbon-bearing feedstocks by means of several commercial processes. Oxygen based natural gas, coal and biomass gasifiers are commercially available from licensors. Syntroleum offers an air-based autothermal reforming technology for producing syngas from natural gas.

The Synfining® Process

We have also developed hydroprocessing technology – the Synfining® Process – for conversion of the Fischer-Tropsch wax into a variety of products including diesel fuels, jet fuels, lubricants, naphtha and other materials. This refining technology has been used to produce fuels for testing by the Department of Energy (“DOE”), the Department of Defense (“DOD”), U.S. Department of Transportation (“DOT”) and manufacturers in the United States and Japan.

The Bio-Synfining® Process

We have also adapted our Synfining® Process to accommodate fats, oils, greases, fatty acids and similar feedstocks in the production of renewable fuels. These feedstocks are similar in chemical structure to the products produced from the FT process. This refining technology was used to produce jet fuels for testing by the DOD in 2008 and is currently used in our Dynamic Fuels facility in Geismar, Louisiana for the production of diesel, naphtha, LPG, and jet fuels. Commercial certification of ASTM D7566 was obtained in 2011, resulting in our jet fuel being used as a 50/50 blend in commercial flights with KLM and Alaska Airlines. Phase change material can also be produced and is currently being tested for commercial application, through funding by the DOE.

Syntroleum Advantage

We believe the Syntroleum® Technologies will be attractive for companies reviewing methods of commercializing natural gas, coal and biomass reserves by converting them into synthetic liquid hydrocarbons.

Bio-Synfined™ fuel compared to Biodiesel

Unlike traditional renewable fuels, our renewable diesel can be used as a finished product and does not require blending however it can also be blended with petroleum-based fuels in any ratio. Our products can be transported through existing distribution infrastructures and our renewable middle distillates are fungible products meeting ASTM standards which can be used as a drop in replacement fuel for existing diesel and jet engines.

Resource Base

Bio-Feedstocks

Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes. Approximately 19.0 billion pounds of soybean oil were produced in the U.S. during the 2010 crop year according to the U.S. Department of Agriculture. Other vegetable oil feedstocks include rapeseed, which is most common in Europe, in addition to palm, cottonseed, corn and many other oils. Corn oil extraction technology has been installed on an estimated 35% of all ethanol plants in 2010 and continues to increase. Two of the top ethanol producers installed corn oil extraction and produce approximately 220 million pounds of crude corn oil annually.

Animal Fats. Approximately 3.3 billion pounds of inedible tallow and 0.9 billion pounds of poultry fat were produced in the U.S. during calendar year 2010 according to the National Renders Association. Other animal fat feedstocks include fish oil, pork, as well as other fats and lards with high free fatty acids (“FFA”) content.

Recycled Greases. Approximately 2.9 billion pounds of grease were produced in the U.S. during calendar year 2010, of which 1.7 billion pounds was yellow grease according to the National Renders Association. Our Bio-Synfining™ process can process high FFA feedstocks allowing us to utilize lower valued feedstock to create a high quality product.

FT Feedstocks

Natural Gas. According to the BP Statistical Review of World Energy, 2011, proved global natural gas reserves at the end of 2010 were 6,609 trillion cubic feet (“Tcf”). In the United States, according to BP, proved gas reserves were 272.5 Tcf at the end of 2010 compared to 244.7 Tcf at the end of 2009. In addition, shale gas, which is natural gas extracted from shale formations, has had a significant impact on the outlook for natural gas supply in the United States. The Potential Gas Committee, a nonprofit organization that studies natural gas, issued its biennial assessment of the United States’ gas resources in April 2011. This study indicates that the United States possesses a resource base of 1,898 Tcf of natural gas. This is the highest resource evaluation in the Committee’s 46-year history. Most of the increase arose from reevaluation of shale-gas plays in the Gulf Coast, Mid-Continent and Rocky Mountain areas. Of this amount, shale gas is 687 Tcf. This resource base, when combined with proved U.S. natural gas reserves, indicates potential future gas reserves of over 2,170 Tcf.

Biomass. In 2005, The DOE and the US Department of Agriculture jointly published a study entitled “Biomass as Feedstock for a Bioenergy and Bioproducts Industry: the Technical Feasibility of a Billion-Ton Annual Supply”. This study estimated that the United States had the capability of supplying 1.3 billion dry tons of biomass per year for energy and other products, of which 368 million dry tons of sustainably removable biomass could be produced on forestlands and approximately 998 million dry tons could come from agricultural lands. This study did not address potential biomass supply from municipal solid waste. According to the US Environmental Protection Agency study “Municipal Solid Waste in the United States, 2010 Facts and Figures”, 250 million tons of municipal solid waste were generated in the US in 2010, of which 85.1 million tons were recovered through recycling and composting, 29.3 million tons were combusted for energy and 135.5 million tons were sent to landfill.

Market Demand

Government Legislation. In 2007, the U.S. government enacted the Energy Independence Act of 2007 and in 2005, the U.S. government enacted two other significant pieces of legislation, the “Energy Policy Act of 2005” (EPACT) and the “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users” (SAFETEA-LU), aimed at addressing a new, comprehensive national energy policy to promote domestic energy security.

EPACT also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS2) to set the volumes of renewable fuels that must be sold in the United States. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels renewable diesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Consistent with the RFS program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011 and one billion gallons in 2012.

Many other factors influence the demand for our products, including those discussed at Item 1A. Risks Relating to Our Business, such as prices and availability of alternative products.

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

We currently own, or have licensed rights to 63 active patents, and are actively prosecuting 22 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Four patents were granted to Syntroleum during the past year. Among these were patents for production of renewable diesel/jet fuel and for a low attrition slurry Fischer-Tropsch catalyst (issued in Australia and China in addition to the U.S.). Most of our patents have been issued since the late 1990’s and will not expire until 2017. Patent rights are granted for a term of 20 years in the United States and foreign jurisdictions, subject to paying required fees to maintain the patent holders rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.

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

Employees

As of March 1, 2012, we had 21 full-time employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.

Government Regulation

We are subject to specific government legislation under EPACT and RFS2, as previously discussed.

In addition, we are subject to extensive federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety. Additionally, our plant using our technology will be subject to environmental, health and safety laws and regulations of any foreign countries in which these plants are located.

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

Environmental laws and regulations often require grant of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any permit requirements can increase the costs of designing, installing and operating our plant designed with our technology. Plants designed with our technology generally will be required to obtain permits under applicable environmental laws of the country in which it is situated, as well as various permits for industrial siting and construction. Emissions from a plant using our technology may require the installation of abatement equipment in order to meet applicable permit requirements.

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

Operating Hazards

Operations at a facility using our technology will involve a risk of incidents involving personal injury and property damage due to the operation of machinery in close proximity to individuals and the highly flammable nature of the feedstocks at these plants. An incident could affect our operating costs, insurability and relationships with customers, employees and regulators.

Available Information

Our website address is www.syntroleum.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Annual Report on Form 10-K. We make available on this website under “Investor Relations-Financial Information – Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including us. Additionally, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

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

We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. Our Dynamic Fuels plant is the first commercial scale plant operating to date and it is based on our Bio-Synfining® Technology. The plant has been operating since November 2010, but has not yet achieved profitability or operated at full design capacity on a continuous basis for an extended length of time.

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

Our licensees will determine whether we issue any plant site licenses to them. To date, no licensee of the Syntroleum® Technologies has exercised its right to obtain a site license, although the Geismar Facility is operational and utilizing our technology. Whether licensees are willing to expend the resources necessary to construct plants based on the Syntroleum® Technologies will depend on a variety of factors outside our control, including the prevailing view regarding the price outlook for crude oil, natural gas, coal, biomass, fats, vegetable oils and refined products. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative FT or renewable fuels technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to by Tyson in the limited liability company agreement relating to Dynamic Fuels.

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

•	lower Synfining® reaction activity which would increase the amount of catalyst or number of reactors required to convert FT products into finished fuels;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst replacements, or both, thereby increasing operating costs;

•	excessive production of gaseous light hydrocarbons compared to design basis, which would lower the amount of liquid hydrocarbons produced, reduce revenues, and reduce margins;

•

inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® Process to produce on specification synthesis gas adequate for economic operation of a F-T plant; and

•	longer project cycles and/or higher than anticipated capital and operating costs.

Results that could cause commercial-scale plants based on our Bio-Synfining™ Technology to be unsuccessful include:

•	higher than anticipated catalyst consumption;

•	excessive feedstock impurities which the facility is not designed to remove in pre-treatment;

•	higher than anticipated capital and operating costs from maintenance and repairs, plant down time due to supply interruption, off specification feedstocks and mechanical failures; and

•	increased capital expenditures may result from resolution of issues pertaining to mechanical and pre-treatment equipment.

In addition, we have encountered, and future plants could experience, mechanical difficulties related or unrelated to elements of the Syntroleum® Technologies.

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

Our success depends on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Additional patents may not be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our technologies. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

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

The Energy Independence Act and EPACT established minimum nationwide levels of renewable fuels, which include biodiesel, ethanol and any liquid fuel produced from biomass or biogas, to be blended into the fuel supply. By the year 2022, these standards require that the national volume of renewable fuels to be blended into the fuel supply equal or exceed 36 billion gallons. While these renewable fuel standards should stimulate demand for renewable fuels generally, there can be no assurance of specific demand for renewable diesel. Additionally, the Administrator of the U.S. Environmental Protection Agency, or EPA, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels volume mandate, in whole or in part, if the Administrator determines that implementing the requirements would severely harm the economy or the environment of a state, a region of the U.S., or that there is inadequate domestic supply. Any waiver of the renewable fuel standards could adversely impact the demand for renewable diesel and may have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Business

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2011, we had approximately $22.6 million of cash and cash equivalents to fund operations and investing activities. We review cash flow forecasts and budgets periodically.

We expect that we may need to raise additional capital to accomplish our business plan over the next several years through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval and the terms could include dividend, liquidation, conversion, voting and other rights more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Our agreement with Tyson concerning Dynamic Fuels allows the participants to elect not to invest in a plant or to cease making capital contributions in the construction of a plant under certain circumstances. Should a participant in a project elect not to invest or to cease investing in the construction of the plant the other participants in the project will need to raise additional capital from third parties or to take on additional interest in the project and fund the additional capital internally. There can be no assurances that we would be able to raise the additional capital from third parties on terms acceptable to us or to fund the additional capital requirements internally. See discussion of our capital commitments at Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Contractual Obligations.

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

We are required to maintain standards for listing of our common stock on the NASDAQ Stock Market and we cannot assure you that we will be able to do so. One of those standards is that our common stock maintain a minimum price of at least $1.00 per share. We have in the past fallen below the $1.00 minimum for periods of time, and accordingly, we can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.

We have incurred losses.

As of December 31, 2011 we had an accumulated deficit of $359.4 million. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize our technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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

Because the products from plants utilizing the Syntroleum® Technologies are expected to compete in markets with conventional petroleum products, an increase in alternative feedstock prices relative to prices for oil, or a decrease in prices for oil relative to alternative feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, oils and refined products include:

•	changes in supply and demand balance of feedstocks and refined products;

•	weather conditions;

•	domestic and foreign government regulation;

•	actions of the Organization of Petroleum Exporting Countries;

•	political conditions in countries producing feedstocks;

•	supply of crude oil, natural gas, coal, biomass fats, greases and oils;

•	location of GTL plants relative to natural gas reserves and pipelines;

•	location of CTL plants relative to coal reserves and transportation systems;

•	location of BTL plants relative to biomass reserves and transportation systems;

•	capacities of pipelines;

•	fluctuations in seasonal demand;

•	crop yields;

•	seasonality of prices for feedstocks and refined products;

•	farmer planting decisions;

•	output and proximity of crush facilities that convert the crops to oils;

•	alternative uses for fats;

•	number of animals slaughtered and rendered;

•	price and availability of alternative fuels; and

•	overall economic conditions.

Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, Edward G. Roth, our Chief Executive Officer, Karen L. Power, our Senior Vice President and Principal Financial Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 31, 2011, we had 21 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.

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

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

•	timing of any construction by us or our licensees of plants;

•	demand for licenses or other technology transfer agreements of the Syntroleum® Technologies and receipt and revenue recognition of license fees;

•	volatile price of commodities used and produced;

•	government legislation;

•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

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

Changes in environmental laws and regulations occur frequently, and any changes may have a material adverse effect on our results of operations, competitive position, or financial condition. For instance, in response to studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere, the U.S. Congress is actively considering legislation, and more than a dozen states have already taken legal measures to reduce emission of these gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. New legislation or regulatory programs that restrict emissions of greenhouse gases could have an adverse effect on our operations.

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

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the NASDAQ Stock Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2011 and 2010.

	September 30,	September 30,
	Sales Price
	High	Low
Year Ended December 31, 2011:
First Quarter	$2.35	$1.51
Second Quarter	$2.24	$1.47
Third Quarter	$1.46	$0.86
Fourth Quarter	$1.22	$0.80

Year Ended December 31, 2010:
First Quarter	$2.95	$2.12
Second Quarter	$2.30	$1.64
Third Quarter	$2.14	$1.50
Fourth Quarter	$2.02	$1.70

Record Holders. The 98,443,411 shares of our common stock outstanding at March 2, 2012, were held by approximately 1,100 record holders (including brokerage firms and other nominees).

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

We are required to maintain standards for listing of our common stock on the NASDAQ Stock Market and we cannot assure you that we will be able to do so. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. These sales could include sales of shares of our common stock by our directors and officers, who beneficially owned approximately 5% percent of the outstanding shares of our common stock as of March 2, 2012. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will impact the market price for our common stock or our ability to raise capital by offering equity securities.

Issuer Repurchases of Equity Securities

Neither we nor anyone acting on our behalf or that of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2011.

Performance Graph

The following performance graph compares the performance of our common stock during the period beginning on December 31, 2006 and ending on December 31, 2011 to (i) the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) (ii) an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 (iii) our peer group which includes companies focused on renewable products or alternative sources of energy for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

VALUE OF $100 INVESTMENT

ASSUMING REINVESTMENT OF DIVIDENDS AT DECEMBER 31, 2006, AND AT THE END OF EVERY FISCAL

YEAR, AND THROUGH DECEMBER 31, 2011

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$4,214	$8,410	$27,432	$4,890	$16,472
Operating income (loss)	(3,049)	(2,252)	12,469	(8,381)	(10,362)
Income (loss) from continuing operations	(16,922)	(9,633)	5,160	(5,448)	(10,550)
Income (loss) from discontinued operations	(27)	97	(122)	1,310	13,595
Net income (loss)	$(16,949)	$(9,536)	$5,038	$(4,138)	$3,751
Basic and diluted per share amounts—
Income (loss) from continuing operations	$(0.19)	$(0.12)	$0.07	$(0.09)	$(0.17)
Income (loss) from discontinued operations	$(0.00)	$(0.00)	$0.00	$0.02	$0.23
Net income (loss)	$(0.19)	$(0.12)	$0.07	$(0.07)	$0.06

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$22,495	$12,950	$27,307	$7,709	$22,401
Investment and loans in Dynamic Fuels, LLC	38,643	43,523	27,900	17,486	3,910
Total assets	66,651	59,396	58,861	38,838	32,291
Deferred revenue	24,366	24,300	25,668	22,613	22,578

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel HRJ, kerosene, naphtha, liquefied petroleum gas (LPG) and other chemical products.

Our Bio-Synfining™ Technology is a second generation renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes oils, fats, fatty acids, and grease to make renewable synthetic products.

Operating Revenues

During the periods discussed below, our revenues were primarily generated from the sale or transfer of our technology, technical services revenue from engineering and sales of products for testing purposes. In the future, we expect to receive revenue from engineering technical services, royalties and other income from our investment in Dynamic Fuels, sales and licensing of our technologies and product sales or royalties for the use of our technologies in facilities in which we own an equity interest.

Our revenues relating to our Syntroleum® Technologies will consist primarily of revenues associated with technical services and sales and licensing of our technology. We record revenue related to royalty fees based on the production of the facility. Income and Loss from our investment in Dynamic Fuels is recorded below operating income, as “Income/Loss in Equity of Dynamic Fuels, LLC”. The income or loss is based on our proportionate equity ownership of the plant. We may receive revenues associated with the sale of the use of our technology to certain customers with limited rights in certain geographic areas.

Our future operating revenues and investments in projects will depend on the successful commercial operation of the Dynamic Fuels facility or other Syntroleum technologies, and other competing uses for natural gas, biomass or coal. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, fats, fuel and specialty product prices and trends in environmental regulations.

Operating Expenses

Our operating expenses historically have consisted primarily of engineering, including third party engineering and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expenses and expenses associated with other related administrative functions. Our current workforce consists of engineers and general and administrative employees.

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

We have invested $40.5 million of cash into our Dynamic Fuels Bio-Synfining™ plant for our portion of start-up and capital expenditures, engineering design, construction and start-up of the plant. In addition, we have made working capital loans of $14.0 million to Dynamic Fuels primarily related to the cost of feedstocks for the plant and operating expenses, including labor, consumables and product marketing costs. The investments and working capital loans are recorded net of our share of Dynamic Fuels’ losses on our Consolidated Balance Sheets, under Investment in and loans to Dynamic Fuels, LLC.

Commercial and Licensee Projects

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $41,267,000, which represents our equity investment in and loans to this entity in the amount of $38,643,000 and accounts receivable from this entity in the amount of $2,624,000.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $36.25 million in capital contributions by December 31, 2010. Each member made $14.0 million in working capital loans to the entity by December 31, 2011. The $14.0 non-interest bearing loans do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. We may likely need to fund future short-term working capital needs of Dynamic.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 8,000,000 shares of our common stock for $0.01 per share. Tyson exercised the warrants in 2009. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. This debt funding is in addition to the equity contributions provided by each member.

The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Our jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. The production of our fuel was eligible for the $1.00 tax credit per gallon of renewable diesel and $0.50 per gallon of renewable naphtha under the Energy Independence Act and Energy Policy Act of 2005 in 2010 and 2011. The tax credits have not been extended in 2012. Our fuel also generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of December 31, 2011, RIN prices were $1.25 per gallon and therefore worth $2.13 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.

In November, we received approval for registration of our neat renewable diesel from the Environmental Protection Agency. The registration of the neat renewable diesel allows combustion in regular on-road engines up to 100 percent renewable fuel, which means no blending of petroleum based diesel is required (prior we had registration approval for blends up to 20 percent renewable diesel). This allows the entity to market its fuel directly to third party fuel end-users, such as operators of on-road fleet vehicles. In 2012, Dynamic Fuels entered into strategic marketing alliance, commercial off-take and supply chain management agreements with Mansfield Oil Company (“Mansfield”) to efficiently distribute the plants renewable products to the commercial fleet vehicle market. Mansfield markets and distributes over 2.5 billion gallons of fueling product per year to thousands of commercial customers across all 50 states and Canada.

The table below depicts the impact of government legislation on renewable fuel pricing and compares per gallon full value renewable diesel market prices, which is calculated as the sum of ULSD diesel price plus 1.7 times RIN prices plus $1.00 subsidy (applied in 2011, not renewed for 2012) to soy methyl ester (“SME”) biodiesel market pricing and to Dynamic Fuels realized diesel price per quarter. Prices do not include transportation cost. Changing prices in crude oil per barrel are also depicted below. New contracts were entered into in January 2012 resulting in our ability to market our fuels at full value renewable diesel prices.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter Ended 3/31/2011	Quarter Ended 6/30/11	Quarter Ended 9/30/11	Quarter Ended 12/31/11	Month Ended 1/31/12
DF Realized Diesel Price per gallon	$5.44	$5.45	$5.74	$5.36	$5.58
Full Value Renewable Diesel Market Price per gallon(1)	$5.53	$6.29	$6.59	$6.14	$5.58
SME Biodiesel Market Price per gallon(2)	$4.83	$5.48	$5.61	$5.26	$4.85
WTI Spot Crude per barrel	$94.07	$102.02	$89.53	$94.02	$100.29

(1)	OPIS Gulf Coast Ultra Low Sulphur Diesel plus mean OPIS RINs times 1.7 per gallon weighted by Dynamic Fuels actual sales to make comparable. No transportation cost included.

(2)	OPIS Gulf Coast SME biodiesel weighted by Dynamic Fuels actual sales to make comparable. No transportation cost included.

Dynamic Fuels is expected to consume 550 million pounds of fats, oils and greases to produce plant design of 75.0 million gallons of renewable products annually. In 2010, 19.0 billion pounds of soybean oil was produced, 4.2 billion of inedible tallow and poultry fat rendered and 2.9 billion pounds of recycled greases were produced. Our plant, if producing at design capacity, represents 2% of the total fats, oils and greases market. The fats, oils and greases market can have significant price variations within a year and our margins are contingent on the market prices for RINs, ultra low sulfur diesel, fats, oils and greases as well as operating expenses and government subsidies.

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2011, the plant sold 25.5 million gallons of renewable products, such as diesel, naphtha, and LPG. Full rate capacity for the plant is 75.0 million gallons per year. During the year ended September 30, 2011, the first year of start up and commercial operations, the plant produced renewable products at an average rate of 35% of design capacity. During the last six months of the year ended September 30, 2011, the plant produced renewable products at an average rate of 52%. For the first quarter ended December 31, 2011, the plant produced renewable products at an average rate of 58% of design.

The plant experienced rotating equipment issues, hydrogen supply and feedstock interruption and adulterants found in feedstock, all of which contributed to plant down time and higher than expected repairs and maintenance, catalyst replacement and other operating expenses. Feed pre-treatment equipment was originally designed and installed as defined in the feedstock specifications. Certain feedstocks do not meet required specification and therefore all feedstock now goes through testing and approval and is then sourced and procured. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards. While these efforts have steadily decreased operating downtime as depicted above and operating expenses, improvements to the feedstock pretreatment systems are being enacted to deal with the actual feedstocks delivered.

As depicted in the table below the plant continues to improve production as well as lower cost. The table below shows average revenue per gallon we receive for the renewable diesel, naphtha and LPG we sell and cost of goods sold and operating expenses and general and administrative expenses. The net operating loss per gallon listed below for the fiscal year ended September 30, 2011 corresponds to “Loss from Operations” as reported in the Audited GAAP Dynamic Fuels summarized financial information in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”.

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Quarter Ended 12/31/10	Quarter Ended 3/31/11	Quarter Ended 6/30/11	Quarter Ended 9/30/11	Quarter Ended 12/31/11
Renewable Products Sold (in millions)	1.3	4.5	7.2	12.5	11.0
% of Design Capacity	7%	23%	39%	67%	58%

Revenue $/Gal	$6.04	$4.57	$4.84	$5.11	$4.87
Feedstock $/Gal	2.67	3.05	4.11	4.26	3.83
OPEX and General & Administrative	6.83	3.39	2.24	1.09	1.19
Net Operating Loss per Gal	$(3.46)	$(1.87)	$(1.51)	$(0.24)	$(0.15)

Discontinued Operations

Research and Development. In 2007, we determined we had completed the research and development activities necessary to validate our technology. All of these research and development expenses were associated with the development of our Syntroleum® Process. We decided to focus on the commercialization of our technologies to produce synthetic liquid hydrocarbons.

Results of Operations

Consolidated Results for the Years Ended December 31

	September 30,	September 30,	September 30,
Revenues	2011	2010	2009
	(in thousands)
Technology	$600	$3,600	$22,503
Technical Services	1,719	2,805	1,940
Technical Services from Dynamic Fuels	974	2,005	2,767
Royalties from Dynamic Fuels, LLC Plant Production	921	—	—
Other	—	—	222

Total Revenues	$4,214	$8,410	$27,432

Technology Revenue. Technology Revenue was $600,000, $3,600,000 and $22,503,000 for the years ended December 31, 2011, 2010 and 2009, respectively with the difference primarily due to the sale and delivery of technology and equipment that occurred in 2009 and 2010. Technology Agreements will be unique to individual customers. Revenue recognition will be determined on an individual contract basis. We are actively pursuing other agreements. Due to the complexity and due diligence requirements of these agreements, the business development requirements typically span current year timing.

Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $2,693,000, $4,810,000 and $ $4,707,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from Dynamic Fuels decreased in 2011 as the initial engineering design work on the plant is completed. Revenues in 2010 and 2009 related to engineering design and project management of the Dynamic Fuels plant and technical services related to Technology Revenue Agreements. Dynamic Fuels has not been able to generate positive operating cash flows to allow it to pay for certain services provided by both parent companies. Once Dynamic Fuels is able to sustain itself without additional working capital loans from the parents, Dynamic Fuels is expected to pay back the parent companies for services rendered. We expect to continue to earn revenues for engineering services to other clients on an individual contract basis in 2012.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Dynamic Fuels plant are earned at the rate of $0.025 per gallon produced and are accrued as earned by Syntroleum.

	September 30,	September 30,	September 30,
Operating Costs and Expenses	2011	2010	2009
	(in thousands)
Engineering	$2,236	$2,871	$3,416
Depreciation and amortization	200	217	339
Non-cash equity compensation	562	1,719	4,180
General and administrative and other	4,265	5,855	7,028

Total Operating Costs and Expenses	$7,263	$10,662	$14,963

Engineering Expense. The decrease in engineering expenditures in 2011 compared to 2010 primarily results from higher third party analytical lab costs related to client projects in 2010. In 2009, engineering expenditures were higher primarily due to bonus compensation granted and expensed in 2009 for the execution and delivery of technology document agreements.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees decreased in 2011 compared to 2010 and 2009. These changes in expense primarily relate to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We expect to recognize the remaining amount of equity compensation for the milestone based awards in 2012, but we do not expect such additional equity compensation expense to be significant and will not have significant equity compensation expense in 2012, unless new awards are granted.

General and Administrative and Other. General and administrative expenses decreased significantly in 2011 compared to 2010 and 2009. The decrease primarily relates to lower legal fees due to settlement of litigation and bonus compensation granted in 2009 for the execution and delivery of technology.

	September 30,	September 30,	September 30,
Other Income and Expenses	2011	2010	2009
	(in thousands)
Interest Income	$16	$31	$96
Other Income	8	64	70
Loss in equity of Dynamic Fuels, LLC	(13,880)	(5,628)	(4,158)
Foreign Currency Exchange	(17)	(1,848)	(3,036)
Income Taxes	—	—	(281)
Income (Loss) From Discontinued Operations	(27)	97	(122)

Interest Income. The decrease in interest income over the years is due to declining interest rates on money market funds. A majority of interest income is generated from money market accounts with our current cash balances.

Loss in equity of Dynamic Fuels, LLC. Our 50% share of Dynamic Fuels’ loss for its year ended September 30, 2011 relate to plant commissioning and plant operations with limited production, approximately 35% of plant design, and additional expenses for materials and labor to address mechanical reliability issues with key pieces of equipment and feedstock pre-treatment. Loss from our investment in Dynamic was $1,594,000 and $13,880,000 for the quarter and twelve months ended September 30, 2011, respectively. This compares to a loss of $2,783,000 and $5,628,000 for the same periods in 2010. The plant was under construction most of 2010 and all of 2009. Dynamic Fuels’ revenues were approximately $127,000,000 with operating expenditures of approximately $154,000,000 and other expense of $2,549,000 for the twelve months ended September 30, 2011. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.

Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no cash impact on us.

Income (Loss) from Discontinued Operations. Changes in income from discontinued operations primarily resulted from lower than expected dismantlement costs in 2010 resulting in a gain from reducing our asset retirement liability associated with the Catoosa Demonstration Facility to $0.

Liquidity and Capital Resources

General

As of December 31, 2011, we had $22,601,000 in cash and cash equivalents. Our current liabilities totaled $1,697,000 as of December 31, 2011.

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

We expect that we will fund additional short-term working capital needs of Dynamic Fuels through working capital loans in 2012. As stated previously, we have contributed cash in the amount of $40.5 to the capital of Dynamic Fuels since inception, have loaned Dynamic Fuels $14.0 million and have receivables due from Dynamic Fuels of $2.6 million. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, this entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

2011 vs. 2010

Cash flows used in operations was $4,433,000 during the year ended December 31, 2011 compared to cash flows used in operations of $1,112,000 during the year ended December 31, 2010. The increase in cash flows used in operations in 2011 primarily results from the collection of $3,000,000 in revenues from technology transfer agreements in 2010 and not collecting Dynamic Fuels receivables in 2011.

Cash flows used in investing activities were $9,051,000 during the year ended December 31, 2011 compared to $21,264,000 during the year ended December 31, 2010. We loaned $9,000,000 to Dynamic Fuels in 2011 compared to our 2010 investment of $16,250,000 and loans of $5,000,000. We may be required to provide additional working capital loans or investments to the plant in 2012 if additional cash is needed.

Cash flows provided by financing activities during the year ended December 31, 2011 was $23,572,000 compared to $9,877,000 in 2010. The cash flows provided by financing activities in 2011 primarily relates to the public offering in July of 15,900,000 shares of our common stock and accompanying warrants resulting in net proceeds of $23,538,000. The cash provided by financing activities in 2010 is primarily due to net proceeds received from sales of 1,135,374 shares of our common stock to Fletcher at a price of $2.64 per share and sales of 3,948,374 shares of our common stock to Energy Opportunity Ltd at a stock price of approximately $1.77.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Contractual Obligations	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$297	$98	$142	$18	$39
Asset Retirement Obligations	603	—	603	—	—

Total	$900	$98	$745	$18	$39

Our operating leases include leases for corporate headquarters, demonstration plants and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2011. Expense is not recognized until an employee is severed.

We entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, the licensee must request we execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License

Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the Process Design Package, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount for liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts.

We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.

Equity Issuances

Common Stock Offering. On July 6, 2011 the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted is $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

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

Energy Opportunity Ltd. On July 14, 2010, we entered into a Common Stock Purchase Agreement with Energy Opportunity Ltd. (“Energy”) that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. On August 5, 2010 we sold 1,058,201 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.89 per share, based on current market prices. On December 29, 2010, we sold 2,890,173 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.73 per share, based on current market prices. We have received $6,900,000 in net proceeds from this Purchase Agreement. An additional $3,000,000 remains under the Purchase Agreement.

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the Plant achieves operations for commercial purposes after the completion of commissioning and satisfaction of performance tests. Warrants will expire three years after vesting. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 8,000,000 shares of our common stock for $0.01 per share. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in and Loans to Dynamic Fuels on our Consolidated Balance Sheets. This additional cost in our investment results in a difference between our cost and our share of the underlying equity of Dynamic Fuels. We amortize the basis difference to Earnings or Loss from Dynamic Investment in our Consolidated Statement of Operations over the life of the Bonds, 25 years.

Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.

New Accounting Pronouncements

See “Note 1 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Income.

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

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. We recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) delivery to the licensee the PDP for the licensee’s initial plant. Since 50 percent of the license fee deposit is subject to our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statement of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to use our own engineering staff or to work with outside engineering contractors to develop a site specific plant design in accordance with licensee specifications; this design package is called the PDP. To date, we have not delivered any PDP’s for initial licensed plants, except for the Dynamic Fuels Plant, which we are part owner of and no initial license fee deposits are required. We are under no obligation to return these deferred revenues except in the case when a licensee builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15 year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2012 and the initial deposits will be recognized as licensing revenue as the licenses expire should the licensee not purchase a site license and begin construction of a plant prior to expiration of the license. We have not received additional funds under these license agreements during the license period and do not expect to receive additional funds under these license agreements. We are currently pursuing different avenues for the sale of technology rights, via equity ownership or sale or transfer of technology and have not entered into this type of license agreement since 2007.

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

We recognize revenue for royalty fees associated with our licensees’ plants, including plants in which we own a non-controlling interest. The royalties, as provided for in the license agreements, are recognized upon production of finished product by the licensee.

Stock-Based Compensation. We account for employee stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.

Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.

Asset Retirement Obligations. We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plant. As the pilot plant is directly related to research and development activities and has been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Prices for crude oil, natural gas, coal, vegetable oils and fats, RINs and other commodities create a market risk for margin economics associated with our Syntroleum® Technologies. Because the synthetic crude oil, liquid fuels and specialty products that plants utilizing the Syntroleum® Technologies are expected to produce will compete in markets with oil and refined petroleum products, and because natural gas, coal, biomass, fats or vegetable oils will be used as the feedstock for these plants, an increase in feedstock prices relative to prices for oil or refined products and RINs, or a decrease in prices for oil, refined products or RINs relative to feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils, RINs and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty and a variety of additional factors that are beyond our control.

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

Foreign exchange risk currently relates to deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $15,261,000 at December 31, 2011. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $1.02 and $1.02 at December 31, 2011 and December 31, 2010, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with consulting agreements, private placements and other equity offerings.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated March 6, 2012, are set forth on pages F-1 through F-17 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Syntroleum Corporation

We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6, 2012, expressed an unqualified opinion.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 06, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our certificate of incorporation divides the board of directors into three classes with the number of directors in each class to be fixed as provided in our bylaws. Our bylaws provide for a board of not less than three and no more than 11 directors with the exact number of directors in each class to be fixed by our board. Our board has determined that the total number of directors on the board at this time shall be six and that two directors shall be in each of Class A, Class B and Class C. Directors hold office for staggered terms of three years (or less if they were appointed to the board between annual meetings to fill a vacancy). One of three classes is elected at each year’s annual meeting to succeed the directors of that class whose terms are expiring. The terms for the directors of Classes A, B and C expire at the annual meeting of stockholders in 2012, 2013 and 2014, respectively. The 2012 annual meeting of stockholders is expected to be held in the second quarter of 2012.

2012 — Class A Directors

	September 30,	September 30,
Name and Business Experience		Age

Frank M. Bumstead		70
September 30,

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

Robert B. Rosene, Jr.	58

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

2013 — Class B Directors

Name and Business Experience	Age

P. Anthony Jacobs	70

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

September 30,
James R. Seward	59

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

2014 — Class C Directors

Name and Business Experience	Age

Alvin R. Albe, Jr.	58

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

Director Meetings and Compensation

During 2011, the board of directors held a total of 11 regular meetings and one special meeting and took action by unanimous written consent on five occasions. No director attended fewer than 75 percent of the aggregate of board meetings and meetings of any committee on which he served in 2011.

We do not pay our directors a cash retainer. All directors are reimbursed for their travel and other expenses involved in attendance at board and committee meetings.

Under the 2005 Stock Incentive Plan, non-employee directors are eligible to receive grants of options to purchase shares of our common stock or awards of common stock or restricted stock. On January 1 of each year, non-employee directors received annual grants of a number of shares of our common stock determined by dividing $50,000 by the closing price of our common stock on the last trading day of the previous year. We granted 27,027 shares to each of our directors on January 1, 2011 at a grant date stock price of $1.85 and expect to continue the annual grant of common stock to non-employee directors as part of their compensation for service on the board. Mr. Robert B. Rosene, Jr., Chairman of the board, received an additional grant of 54,054 shares of common stock at a grant date price of $1.85 in recognition of his additional services as Chairman of the board.

Employees who are directors are not paid any fees or additional remuneration for their services as members of the board or any committee of the board.

Director Compensation Table 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Alvin R. Albe, Jr		50,000	—	—	—	—	50,000
Frank M. Bumstead		50,000	—	—	—	—	50,000
P. Anthony Jacobs		50,000	—	—	—	—	50,000
Robert B. Rosene, Jr.		150,000	—	—	—	—	150,000
James R. Seward		50,000	—	—	—	—	50,000

At December 31, 2011 our non-employee directors held unexercised options to purchase common stock as follows: Alvin R. Albe, Jr.—19,347; Frank M. Bumstead—19,347; P. Anthony Jacobs—8,943; Robert B. Rosene, Jr.—19,347; James R. Seward—2,242.

Stock Ownership Guidelines for Directors

We do not have a set guideline for director stock ownership. We do, however, encourage stock ownership by our directors and all compensation for services as a director is paid by us in shares of our common stock. As of March 2, 2012 board members beneficially owned approximately 5% of our issued and outstanding common stock.

Corporate Governance

We have adopted a written Code of Ethics that is applicable to our directors, chief executive officer, principal financial officer, controller and other executive officers. A copy of our Code of Ethics, Audit Committee Charter, and Nominating and Compensation Committee Charters is available on our website at www.syntroleum.com. Investors may request a copy of any of these documents at no charge by writing to Karen L. Power, Senior Vice President, Principal Financial Officer and Corporate Secretary, Syntroleum Corporation, 5416 S. Yale, Suite 400, Tulsa, OK 74135. We will disclose any amendments to the Code of Ethics and any waivers to the Code of Ethics for directors and executive officers by posting such information on our website or in a current report on Form 8-K filed with the SEC.

Executive Officers of the Company

The following are our executive officers as of March 02, 2012.

	September 30,	September 30,
Name	Age	Position
Edward G. Roth	54	Chief Executive Officer, President and Director
Karen L. Power	60	Senior Vice President and Principal Financial Officer

For biographical information on Mr. Roth, please see, “Class C Directors”.

Karen L. Power is a Senior Vice President and our Principal Financial Officer, having joined our company in June 2007. Mrs. Power was previously Executive Vice President, Chief Financial Officer and Cashier for Summit Bank from 2001 to 2007, Senior Vice President, Chief Financial Officer and Cashier for Federal BankCentre from 1998-2001, Vice President and Chief Financial Officer for Community Care HMO, Inc. from 1994-1997, and Senior Vice President and Chief Financial Officer for Western National Bank from 1984-1994. Prior to 1984 Mrs. Power served in various tax positions with Arthur Andersen & Co., GRA, Inc. and Commerce Bank. Mrs. Power is a certified public accountant and received her Bachelor of Science in Business Administration from the University of Missouri-Kansas City, Missouri.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and owners of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% or more stockholders during the fiscal year ended December 31, 2011 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, except that Mr. Alvin Albe, Jr, Frank Bumstead, P. Anthony Jacobs, James Seward and Robert B. Rosene, Jr. failed to timely file reports on From 4 with respect to one transaction each.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Objectives

The objective of Syntroleum’s executive compensation policy is to attract, retain and motivate highly qualified individuals and to align their interests with our shareholders. We do this by offering competitive, interrelated compensation components that are designed to reward them for results that have been identified as important factors in enhancing shareholder value. The tables that you find in this Annual Report on Form 10-K contain specific information about the compensation earned or paid in 2011, 2010 and 2009 to Edward G. Roth and Karen L. Power, whom we refer to as our “named executive officers” as of December 31, 2011.

The Board has considered our shareholders vote on the “Say on Pay” issues and, as voted by a majority of the shareholders, has determined to submit the question of management compensation to its shareholders annually.

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

Our executive compensation guidelines, as established by the Nominating and Compensation Committee, are designed to pay a base salary generally measured below the 50th percentile of base salaries paid by other peer group companies, as adjusted to take into account differences in revenue size and for individual performance. Our peer group companies have similar low current sales with high market to sales ratios. This is an indicator that the peer group is in a similar pre-commercialization stage in their business life cycle. The Nominating and Compensation Committee has determined Syntroleum’s peer group to include Andersons Inc., Aventine Renewable Energy Holdings, Inc., Ballard Power Systems, Inc., BioFuel Energy Corporations, Evergreen Energy, Inc., FuelCell Energy Inc., Fuel-Tech, Inc., Headwaters Inc., Pacific Ethanol, Rentech Inc., Synthesis Energy Systems, and Verenium Corporations. As the Company is in the pre-commercialization stage of business life and cash is a key performance indicator to the Company, the Nominating and Compensation Committee deems it appropriate to pay a base salary below average at this point in the Company’s business life. Based on compensation data for 2008, the last time detailed analysis compared to the peer group was performed; the chief executive officer was paid in the 11th percentile compared to the peer group listed above. Mrs. Power and Mr. Roth have not received increases in base salary since the 2008 analysis was performed. Mr. Roth’s salary is paid under the terms of an employment agreement described below.

Incentive compensation takes the form of equity and cash. As part of this process, the Nominating and Compensation Committee recommends the Chief Executive Officer’s incentive compensation award to the board for approval and reviews and approves the awards recommended by the Chief Executive Officer with respect to the other executive officer. Such awards reward participants for achieving established cost targets and prosecuting the business of the company, reward execution of the business plan and success in execution beyond budgeted or expected values, and reward performance related to specific commercialization projects. These awards can take the form of cash or Syntroleum Corporation restricted stock or options with performance vesting schedules. In 2011, 2010 and 2009, these awards took the form of cash. All cash or equity grants to named executive officers are approved by the Nominating and Compensation Committee.

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

Base Pay

Base salary is generally measured below the 50th percentile of base salaries paid by other peer group companies, as adjusted to take into account differences in market capitalization and for individual performance. Base pay is designed to be competitive with salary levels for comparable executive positions at other peer group companies engaged in the development of new technologies. The Nominating and Compensation Committee reviews such comparable salary information as one factor to be considered in determining the base pay for our executive officers. The Nominating and Compensation Committee also considers other factors, including that officer’s responsibilities, experience, leadership, potential future contribution and demonstrated individual performance measured against strategic business objectives. As the Company is in the pre-commercialization stage of business, the Nominating and Compensation Committee considers the liquidity of the Company when factoring base pay into management salaries and therefore pays base salaries below average for named executive officers. Our philosophy and practice is to place a significant emphasis on incentive and long-term incentive compensation. The Nominating and Compensation Committee also considers internal pay equity among the executive officers and employees generally. The types and relative importance of the strategic business objectives and financial objectives vary among our executives depending on their positions and the particular operations and functions for which they are responsible. The compensation committee reviews base salaries annually. These salaries are reviewed at the first board meeting of each year and were not increased in 2011. Annual base salaries for Edward G. Roth and Karen L. Power are currently $260,000 and $175,000, respectively.

Incentive Compensation

Incentive compensation takes the form of annual cash or equity bonuses paid at specific targets ranging from 20% to 50% of salary for key executives based on our compensation plan structure. These payouts are based on the Nominating and Compensation Committee’s review of individual performance related to cost targets and prosecution of the business of the Company. The annual bonus is not typically dependent on macroeconomic conditions. Annual bonuses are paid to our executive officers pursuant to our Syntroleum Incentive Compensation Plan, which provides for cash bonuses based on achievement over the course of the year of performance objectives. The amount each executive officer receives is determined by the Nominating and Compensation Committee and the board of directors and depends on the individual’s performance and level of responsibility. Typically executive officers may receive cash bonuses of 20% to 50% of their annual salary depending on the achievement of individual and company goals during the year. There is no limitation on the annual bonus if individual achievement and company goals are exceeded during the year. Competitive market factors for employee retention are taken into account as well as corporate performance when making these determinations. Successful achievement of all goals and objectives is not required for bonuses to be paid out. However, the amount of bonus paid is significantly impacted by lack of goal achievement. A minimum bonus threshold is included in Edward G. Roth’s employment agreement requiring bonuses of at least 50% of annual salary each year. Increases to this amount are based on the factors described above.

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

At the end of 2011 individual performance ratings were determined for executives and it was determined that individual performance was in line with expectations, cash bonuses related to 2011 individual performance were paid on December 23, 2011 to Karen L. Power in the amount of $35,000 and on January 20, 2012 to Edward G. Roth in the amount of $130,000, respectively. These bonuses were 20% and 50% of 2011 annual salaries, respectively.

The nomination and compensation committee expectations for 2011 included fiscal responsibility, expansion of engineering services, and execution of improved mechanical reliability at Dynamic Fuels Plant. The Company was under budget on all operating expenditures. The engineering team performed engineering work and provided licensor assistance throughout 2011 on the Dynamic Fuels Plant as well as worked on additional studies for other clients. Key projects for the Company for 2011 included, leased pilot plant operations for a client with successful data collected and licensor and engineering design services assistance for our Dynamic Fuels Plant. Mrs. Power and Mr. Roth played key roles in leading all of these activities for the Company and managing the staff and Company funds to achieve each of these goals. Given the committee’s view of their contributions to key roles in the Company the decision was made to make these payments in cash.

Performance Based Long-Term Equity Incentive Compensation

Long-term incentive compensation is tied directly to Company project related milestones that if achieved, are expected to increase stockholder return. Long-term incentive compensation consists of stock options and restricted stock, which generally vest based on specified performance measures such as company milestones. The vesting amounts differ upon each milestone. Vesting of 60% or more of the award occurs upon the final milestone, successful project completion and operation. The exercise price of stock options is generally equal to the fair market value of the common stock on the date of grant. Accordingly, executives receiving stock options and restricted stock are rewarded only if the market price of the common stock appreciates. Stock options and restricted stock are thus designed to align the interests of our executive officers and other employees with those of our stockholders by encouraging executives to enhance our value and, hence, the price of the common stock and stockholder return. In determining whether to grant stock options or restricted stock to executive officers, the Nominating and Compensation Committee considers a variety of factors, including that executive’s current ownership stake in our company, the degree to which increasing that ownership stake would provide the executive with additional incentives for future performance, the likelihood that the grant of those options or restricted stock would encourage the executive to remain with our company, prior option grants (including the size of previous grants and the number of options and shares of restricted stock held), peer group analysis of similar positions and the value of the executive’s service to our company. Historical grants of long-term incentive compensation have been in line with peer group analysis. The compensation committee also considers these factors when determining whether to grant stock options or restricted stock to other employees. Stock option grants were previously granted annually with time vesting. Performance based grants are given out less frequently and timed to changes in our long-term performance measures. No new awards were granted to executives in 2011.

Performance based long term awards were last granted to executives in 2008. These grants pertain to milestones listed below and additional grants will not be granted annually. The Nominating and Compensation Committee reviewed the amount of awards to each officer and employee and considered contributions to company milestones and comparable compensation packages for officers within the same industry. Upon completion of this analysis the Nominating and Compensation Committee granted an additional award of restricted stock to Mr. Roth of 1,000,000 shares. Mrs. Power received options in the amount of 485,000 at an exercise price of $0.66.

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

These awards were granted pursuant to the Company’s 2005 Stock Incentive Plan. The first three milestones have been achieved and the corresponding options and shares have vested. The Nominating and Compensation determines when the milestones are achieved and subject to the requirements and restrictions of Section 409A of the Code governing nonqualified deferred compensation, the Committee may reduce any restrictions applicable to an award or waive any restriction or other provisions of this Plan. Awards also vest upon death, disability, retirement, resignation for good reason and a change in control.

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

EXECUTIVE COMPENSATION

The following Summary Compensation Table provides information regarding the compensation awarded to or earned during the years ended December 31, 2011, 2010 and 2009 by the persons named in the table, who we refer to in this Annual Report on Form 10-K as our “named executive officers”. The tables following the Summary Compensation Table provide additional detail with respect to grants of plan-based awards, the value of outstanding equity awards as of December 31, 2011, the value of options exercised and stock awards that vested during 2011 and estimates of changes of control and post-employment benefits.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(g)(2)	(h)	(i)(3)	(j)

Edward G. Roth; President and Chief Executive Officer	2011	260,000	130,000	—	—	—	—	11,000	401,000
	2010	260,000	200,000	—	—	—	—	11,000	471,000
	2009	260,000	1,324,456	—	—	—	—	11,000	1,595,456
Karen L. Power; Senior Vice President and Principal Financial Officer	2011	175,000	35,000	—	—	—	—	11,000	221,000
	2010	175,000	35,000	—	—	—	—	11,000	221,000
	2009	175,000	287,875	—	—	—	—	11,000	473,875

(1)	The amounts in columns (e) and (f) reflect the grant date fair value of awards during the covered year. Grant date fair value is determined in accordance with the applicable Accounting Standard Codification 718, Stock Compensation. These amounts do not reflect whether the named executive officers have actually realized a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)	The amounts in column (d) reflect the cash awards to the named executive officers, which is discussed in further detail under “Compensation Discussion and Analysis-Incentive Compensation”. Amounts for bonuses were approved on December 19, 2011, Mrs. Power received her cash award on December 23, 2011 and Mr. Roth received his cash award on January 20, 2012.

(3)	Amounts shown in column (i) represent a Company match of 401(k) contributions paid in the form of Company stock.

We have entered into employment agreements with our two executive officers and ten of our employees. These agreements provide for annual base salaries that we may increase from time to time. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may offer to our employees from time to time.

Under each agreement, employment may be terminated as follows: by us upon the employee’s death, disability or retirement; by us upon the dissolution and liquidation of our company (unless our business is thereafter continued); by us for just cause; by the mutual agreement of the employee and us; and by either us or the employee upon 15 days’ written notice.

For a description of our severance and change of control arrangements with the named executive officers see “2011 Potential Payments upon Termination or a Change in Control Table.”

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

Mrs. Power’s employment agreement, dated as of June 13, 2007, has an initial term of 12 months and is automatically renewed for successive 12 month terms. The agreement provides for a $175,000 annual salary subject to increase in our discretion.

2011 Grants of Plan-Based Awards

The following table provides information regarding the individual grants of plan-based awards during the last completed fiscal year to the named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Thres- hold ($)	Target ($)	Maxi-mum ($)	Thres- hold (#)	Target (#)	Maxi-mum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Edward G. Roth; President and Chief Executive Officer

Karen L. Power; Senior Vice President and Principal Financial Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the current holdings of stock options and stock awards by the named executive officers which includes unexercised and unvested stock options and unvested restricted stock as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)(3)	(e)	(f)	(g)	(h)	(i)(1)	(j)(2)
Edward G. Roth; President and Chief Executive Officer						—	—	900,000	864,000
	150,000	—	—	2.89	12/8/16	—	—	—	—

Karen L. Power; Senior Vice President and Principal Financial Officer	65,000	—	300,000	0.66	11/21/18	—	—	—	—

(1)	The amounts in column (i) reflect performance based restricted stock awards granted during 2008 for Mr. Roth. For detailed information on these grants, including the final performance-based vesting condition, refer to “Compensation Discussion and Analysis-Performance Based Long-Term Equity Incentive Compensation”.

(2)	The amounts in column (j) reflect the fair value on December 31, 2011 based on a closing market price of $0.96 per share.

(3)	The amounts in column (d) reflect performance based options granted during 2008 for Mrs. Power. For detailed information on these grants, including the final performance-based vesting condition, refer to “Compensation Discussion and Analysis-Performance Based Long-Term Equity Incentive Compensation”.

2011 OPTION EXERCISES AND STOCK VESTED

The following table provides information on the exercise of stock options and the vesting of restricted stock for the named executive officers during 2011.

	September 30,	September 30,	September 30,	September 30,
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)(1)
Edward G. Roth; President and Chief Executive Officer	—	—	—	—

Karen L. Power; Senior Vice President and Principal Financial Officer	—	—	—	—

______________________

(1)	The value realized in column (e) is equal to the number of vesting shares multiplied by the closing stock price on the vest date.

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

If we terminate Mr. Roth’s employment for any reason other than as noted in (i) or (iii) above, Mr. Roth is entitled to receive the greater of (a) an amount equal to 300% of his annual salary payable over 24 months or (b) an amount equal to 150% of his monthly salary for the number of months remaining in the stated term of his agreement. Potential payments upon termination for Mr. Roth in 2011 result in severance pay of $780,000 and equity vesting of $864,000, based on the closing stock price on December 31, 2011 of $0.96 for termination without good cause before or after a change in control, death and disability. The employment agreement of Mrs. Power provides for severance equal to three months of her full base salary as in effect on the date of her termination of employment. Potential payments upon termination for Mrs. Power in 2011 result in severance pay of $43,749 and equity vesting and exercise of $109,500, based on the closing stock price on December 31, 2011 of $0.96 for termination without good cause before or after a change in control. Equity vesting and exercise is eligible for death and disability.

In the event of a change in control of our company and a termination in the executive’s employment within one year period immediately following the change of control, the employee is entitled to receive substantially the same amounts as the severance amounts provided above payable over the same periods as described above and will receive a vested right to all shares and options outstanding.

Compensation Committee Report

The Nominating and Compensation Committee has reviewed and discussed the compensation discussion and analysis with management and has recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Nominating and Compensation Committee

Alvin R. Albe, Jr.

Frank M. Bumstead

P. Anthony Jacobs

Robert B. Rosene, Jr. (Chairman)

James R. Seward

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise stated, the following table sets forth the number of shares of our common stock beneficially owned as of March 02, 2012, by (1) each director and nominee for director, (2) each of the executive officers named in the Summary Compensation Table in this proxy statement, (3) all directors and executive officers as a group; and (4) all persons known by us to be the beneficial owners of at least five percent (5%) of our outstanding common stock. As of March 02, 2012, there were 98,443,411 shares of our common stock issued and outstanding.

	September 30,	September 30,
Name (1)(2)	Shares	Percentage of Class

Current Executive Officers
Edward G. Roth	1,852,972	1.9%
Karen L. Power	248,757	*
Directors
Alvin R. Albe, Jr.	536,866	*
Frank M. Bumstead(3)	411,763	*
P. Anthony Jacobs(4)	862,386	*
Robert B. Rosene, Jr.(5)	760,557	*
James R. Seward	602,654	*
All directors and executive officers as a group (7 persons)	5,275,955	5.4%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	4,997,808	5.1%
Tyson Foods, Inc. 2200 Don Tyson Parkway Springdale, Arkansas 72762-6999	8,000,000	8.1%

*	Represents ownership of less than 1%.

(1)	Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Syntroleum Corporation, 5416 S Yale Ave., Ste 400, Tulsa, OK, 74135.

(2)	Shares of common stock subject to options and warrants that are exercisable within 60 days of the date of this proxy statement are deemed outstanding for purposes of determining beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following shares of common stock subject to stock options or warrants are included in the table: Edward G. Roth – 150,000; Karen L. Power – 65,000; Alvin R. Albe, Jr. – 16,812; Frank M. Bumstead – 16,812; P. Anthony Jacobs – 6,408; Robert B. Rosene, Jr. – 16,812; James R. Seward – 2,242; and all directors and executive officers as a group – 274,086. Restricted Stock awards granted but not vested as of March 02, 2012 are deemed outstanding for purposes of determining beneficial ownership and computing the percentage ownership of such persons. Accordingly, the following restricted shares of common stock subject to vesting based on milestone achievements by the Company are included in the table: Edward G. Roth – 900,000.

Under the Company 401K Plan, the Company matches employee contributions with shares of common stock. Shares of common stock held by individuals in their 401K Plan are: Edward G. Roth – 41,088 and Karen L. Power – 7,757.

(3)	Includes 13,847 shares of common stock held by Mr. Bumstead’s wife, as to which he disclaims beneficial ownership.

(4)	Includes 140,000 shares of common stock held by Mr. Jacobs’ wife, as to which he disclaims beneficial ownership, and 715,978 shares held by the P. Anthony Jacobs Trust.

(5)	Includes 10,200 shares of common stock owned by trusts the beneficiaries of which are Mr. Rosene’s children, as to which Mr. Rosene disclaims beneficial ownership.

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders (1)(2)	7,095,586	$1.88	4,664,081

Equity Compensation Plans Not Approved by Security Holders (3)(4)(5)	5,250,000	$2.62	4,131,519

Total	12,345,586	$2.20	8,795,600

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, as amended, including the Stock Option Plan for Outside Directors.

(2)	Includes up to 75,000 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6.40 and $7.98 per share for warrants issued since October 2004.

(3)	On August 31, 2002, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $1.55 to our previous Chief Executive Officer, John B. Holmes, Jr., as an inducement to his employment with Syntroleum. The ability to exercise the options will terminate upon the tenth anniversary of the date of the grant.

(4)	Includes up to 4,250,000 shares to be issued upon exercise of warrants issued to Tyson. The vesting of the warrants requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels, and that each plant has commenced commercial operation, defined as the date on which the Initial Biofined Renewable Fuels Production Plant achieves operations for the commercial purposes after the completion of commissioning and satisfaction of performance tests. The warrants have an exercise price of $2.87 per share. An additional 4,000,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.

(5)	We have registered via S-8 750,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2011, we have issued 618,481 shares under this Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Affirmative Determinations Regarding Director Independence and Other Matters

Our board of directors has determined that each of the following directors is an “independent director” as such term is defined in Rule 5605(a) (2) of the Nasdaq Stock Market (“Nasdaq”) Listing Rules: Alvin R. Albe, Jr., Frank M. Bumstead, P. Anthony Jacobs, Robert B. Rosene, Jr. and James R. Seward.

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

Tyson Foods, a greater than 8% shareholder, is our partner in the Dynamic Fuels venture which is discussed at length in our SEC filings. We provide technical engineering, licensing and other services to Dynamic Fuels and Tyson provides feedstock procurement and supplies portions of the required feedstock.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

HoganTaylor LLP billed us fees in fiscal year 2011 and 2010 as set forth in the table below for (i) the audit of our annual financial statements, the audit of effectiveness of internal controls over financial reporting, the reviews of our quarterly financial statements and services related to certain SEC registration statements, (ii) assurance and related services that are reasonably related to the performance of the audit or review of financial statements not included in (i), (iii) professional services relating to tax compliance and preparation, tax advice and tax planning, and (iv) all other services rendered.

	September 30,	September 30,
	2011	2010
Audit Fees	$140,000	$140,000
Audit-Related Fees*	22,500	22,500
All Other Services	27,500	—
Tax Fees	15,000	15,000

Total	$205,000	$177,500

*	Represents fees for professional services rendered for review of filings in 2011 and 2010.

The Audit Committee has considered whether the provision of services rendered in 2011, other than the audit of our financial statements, the 2011 audit of effectiveness of internal controls over financial reporting, and the reviews of our quarterly financial statements, was compatible with maintaining the independence of HoganTaylor LLP and determined that the provision of such services was compatible with maintaining such independence.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee’s amended and restated charter allows the Audit Committee to delegate to subcommittees consisting of one or more members the authority to grant pre-approvals of audit and permitted non-audit services between Audit Committee meetings, provided that the subcommittee reports any pre-approval decisions to the full Audit Committee at the committee’s next scheduled meeting. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. The policy requires advance approval by the Audit Committee of all audit and non-audit work. Unless the specific service has been previously pre-approved with respect to the 12-month period following the advance approval, the Audit Committee must approve a service before the independent registered public accounting firm is engaged to perform the service. The Audit Committee has given advance approval for specified audit, audit-related and tax services for 2012. Requests for services that have received this pre-approval are subject to specified fee or budget restrictions as well as internal management controls. All of the 2011 audit and non-audit services described above were pre-approved by the Audit Committee in accordance with its charter, its policies and procedures, and pursuant to applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2011:

(a)(2) Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Index of Exhibits

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 24, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.2	Amendment to the Bylaws of the Company adopted on April 22, 2008 (incorporated by reference to Exhibit 3.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.1.1	Amendment dated as of November 15, 2007, to Second Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.4	Warrant Agreement, dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*4.5	Registration Rights Agreement dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

Exhibit No.	Description of Exhibit

*4.6	Warrant Agreement with Tyson Foods, Inc dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission on August 4, 2008 (File No. 0-21911).

*4.7	Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Securities and Exchange Commission on October 31, 2008 (File No. 0-21911).

*4.8	Common Stock Purchase Warrant Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.89 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*4.9	Common Stock Purchase Warrant Dated December 30, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009 (File No. 001-34490)).

*4.10	Common Stock Purchase Warrant Dated April 20, 2010 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010 (File No. 001-34490)).

*4.11	Warrant to Purchase Common Stock Dated July 6, 2011. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011 (File No. 001-34490)).

*4.12	Warrant Agreement dated as of November 28, 2005 between the Company and Sovereign Oil and Gas Company II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

*4.13	Warrant Agreement dated as of July 26, 2006 between the Company and Sovereign Oil and Gas Company II. LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

+*10.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.1	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.2	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.2	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.3	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

Exhibit No.	Description of Exhibit

*10.7	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.11.1	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

*10.11.2	Amendment No 3 to Volume License Agreement dated July 1, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

+*10.14	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.15	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.16	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.17	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.18	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

+*10.19	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.20	Indemnification Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

Exhibit No.	Description of Exhibit

*10. 21	Common Stock P Common Stock Purchase Agreement dated November 20, 2006 by and between Syntroleum Corporation and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 (File No. 0-21911)).

+*10.22

Syntroleum Corporation 2005 Stock Incentive Plan, effective as of April 25, 2005 (incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

*10.22.1	Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 18, 2008 (File No. 0-21911).

*10.22.2	Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2009). (File No. 0-21911).

+*10.23

Form of Performance Vested Non-Qualified Option Award Agreement (incorporated by reference to Exhibit

10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July

5, 2005 (File No. 0-21911)).

+*10.24

Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration

Statement on Form S-8 filed with the Securities and Exchange Commission on July 8, 2005 (Registration No.

333-126427)).

+*10.25

Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the

Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 6,

2005 (Registration No. 333-126427)).

+*10.26

Form of Service Vested Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27,

2006 (File No. 0-21911).

*10.27

Dynamic Fuels Limited Liability Company Agreement dated June 22, 2007 (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.28	Syntroleum Corporation Bio-Synfining Master License Agreement with Dynamic Fuels dated June 22, 2007. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.29	Syntroleum Corporation Participation Agreement with Tyson Foods, Inc. dated June 22, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.30	Resignation and Compromise Agreement dated as of August 6, 2007 between the Company and Mr. Ziad Ghandour and TI Capital Management (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.31	Restricted Stock Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.32	Employment Agreement dated June 13, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.33	Restricted Stock Agreement dated July 12, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.34	Syntroleum Corporation Stock Purchase and Sale of Common Stock with Fletcher International Ltd. Dated November 18, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007 (File No. 0-21911)).

*10.35	Employment Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

Exhibit No.	Description of Exhibit

*10.36	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.37	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Power (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.38	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.39	Settlement Agreement and Release of Claims Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.40	Securities Purchase Agreement Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.88 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.41	Technology Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009) (File No. 0-21911)***

*10.42	CDF Equipment and Material Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.) (File No. 0-21911)***

*10.43	Common Stock Purchase Agreement dated July 14, 2010, between the Company and Energy Opportunity, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2010). (File No. 0-34490).

*10.44	Underwriting Agreement dated June 30, 2011, between the Company and JMP Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011). (File No. 001-34490)).

*99.1	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009 (File No. 0-21911)).

*99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010. (incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on July 18, 2011 (File No. 001-34490)).

**99.4	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2011.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference as indicated.

**	Filed herewith

+	Compensatory plan or arrangement.

***	CERTAIN PORTION OF THIS EXHIBIT AND THE ANNEXES THERE TO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITEIS AND EXCHANGE ACT OF 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: March 6, 2012	By:	/s/ Edward G. Roth
Edward G. Roth Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012

/s/ Karen L. Power Karen L. Power	Senior Vice President and Principal Financial Officer (Principal Financial Officer)	March 6, 2012

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	March 6, 2012

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 6, 2012

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 6, 2012

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 6, 2012

/s/ James R. Seward James R. Seward	Director	March 6, 2012

Index to Exhibits

99.4	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2011

21	Subsidiaries of Syntroleum

23	Consent of HoganTaylor LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 6, 2012

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,601	$12,513
Restricted cash	1,189	484
Accounts receivable	125	556
Accounts receivable from Dynamic Fuels, LLC	—	729
Other current assets	277	361

Total current assets	24,192	14,643

ACCOUNTS RECEIVABLE FROM DYNAMIC FUELS, LLC	2,624	—
PROPERTY AND EQUIPMENT – at cost, net	86	97
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	38,643	43,523
OTHER ASSETS, net	1,106	1,133

	$66,651	$59,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$220	$1,090
Accrued employee costs	288	119
Deposits	1,189	484

Total current liabilities	1,697	1,693

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	24,366	24,300
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 97,948 and 81,683 shares issued and outstanding at December 31, 2011 and 2010, respectively	979	817
Additional paid-in capital	398,369	374,397
Accumulated deficit	(359,363)	(342,414)

Total stockholders’ equity	39,985	32,800

	$66,651	$59,396

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
REVENUES:
Technology	$600	$3,600	$22,503
Technical services	1,719	2,805	1,940
Technical services from Dynamic Fuels, LLC	974	2,005	2,767
Royalties from Dynamic Fuels, LLC plant production	921	—	—
Other	—	—	222

Total revenues	4,214	8,410	27,432

COSTS AND EXPENSES:
Engineering	2,236	2,871	3,416
Depreciation and amortization	200	217	339
General, administrative and other (including non-cash equity compensation of $562, $1,719 and $4,180 for the years ended December 31, 2011, 2010 and 2009, respectively.)	4,827	7,574	11,208

OPERATING INCOME (LOSS)	(3,049)	(2,252)	12,469

INTEREST INCOME	16	31	96
OTHER INCOME, net	8	64	70
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(13,880)	(5,628)	(4,158)
FOREIGN CURRENCY EXCHANGE	(17)	(1,848)	(3,036)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(16,922)	(9,633)	5,441

INCOME TAXES	—	—	(281)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(16,922)	(9,633)	5,160

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(27)	97	(122)

NET INCOME (LOSS)	$(16,949)	$(9,536)	$5,038

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.19)	$(0.12)	$0.07
Income (loss) from discontinued operations	0.00	0.00	0.00

Net income (loss)	$(0.19)	$(0.12)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	89,774	77,608	70,355

Diluted	89,774	77,608	73,018

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Number of Shares	Amount

Balance, January 1, 2009	63,529	$635	$350,325	$(337,916)	$13,044
Stock options exercised	526	6	342	—	348
Issuance of shares and warrants under common stock purchase agreement	3,406	34	8,966	—	9,000
Warrants exercised	8,000	80	—	—	80
Vesting of awards granted	128	1	3,783	—	3,784
Stock-based bonuses and match to 401(k)	425	4	390	—	394
Cancellation of option awards	—	—	(945)	—	(945)
Net income	—	—	—	5,038	5,038

Balance, December 31, 2009	76,014	$760	$362,861	$(332,878)	$30,743
Stock options exercised	351	4	228	—	232
Issuance of shares and warrants under common stock purchase agreement	5,084	51	9,594	—	9,645
Vesting of awards granted	38	—	1,230	—	1,230
Stock-based bonuses and match to 401(k)	196	2	484	—	486
Net loss	—	—	—	(9,536)	(9,536)

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800
Stock options exercised	53	—	34	—	34
Issuance of shares under public offering	15,900	159	23,379	—	23,538
Vesting of awards granted	15	—	74	—	74
Stock-based bonuses and match to 401(k)	297	3	485	—	488
Net loss	—	—	—	(16,949)	(16,949)

Balance, December 31, 2011	97,948	$979	$398,369	$(359,363)	$39,985

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,949)	$(9,536)	$5,038
Income (loss) from discontinued operations	(27)	97	(122)

Income (loss) from continuing operations	(16,922)	(9,633)	5,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	200	217	339
Abandoned patent write-off	—	466	—
Foreign currency exchange	17	1,848	3,036
Non-cash compensation expense	562	1,719	4,180
Loss on sale of assets	—	—	84
Non-cash loss in equity method investee	13,880	5,628	4,158
Changes in assets and liabilities:
Accounts receivable	431	2,609	(2,854)
Accounts receivable from Dynamic Fuels, LLC	(1,895)	(579)	56
Other assets	(27)	(79)	(230)
Accounts payable	(870)	729	(301)
Accrued liabilities and other	169	(501)	(238)
Deferred revenue	49	(3,216)	(112)

Net cash provided by (used in) continuing operations	(4,406)	(792)	13,278
Net cash provided by (used in) discontinued operations	(27)	(320)	(632)

Net cash provided by (used in) operating activities	(4,433)	(1,112)	12,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(51)	(14)	(723)
Proceeds from disposal of property and equipment	—	—	505
Investment in and loans to Dynamic Fuels, LLC	(9,000)	(21,250)	(6,000)

Net cash used in investing activities	(9,051)	(21,264)	(6,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	23,572	9,877	9,428
Repurchase of stock option awards	—	—	(945)

Net cash provided by financing activities	23,572	9,877	8,483

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,088	(12,499)	14,911

CASH AND CASH EQUIVALENTS, beginning of year	12,513	25,012	10,101

CASH AND CASH EQUIVALENTS, end of year	$22,601	$12,513	$25,012

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common stock warrants for Dynamic Fuels Credit Enhancement	$—	$—	$8,640

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$281	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, propane and other renewable chemical products.

Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

Consolidation

The consolidated financial statements include the accounts of Syntroleum Corporation and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Companies in which we own a 20 percent to 50 percent interest, but in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels results of operations activities is reflected in the Consolidated Statements of Operations and the subsidiary’s summarized financial information is reported in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”. The carrying value of our investment in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.

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

License fee deposits received as cash upon the sale of master volume or regional license agreements are recorded as deferred revenue in the consolidated balance sheets until recognized as revenue in the consolidated statements of operations. We recognize revenue on the sale of license agreements by recording 50 percent of the license fee deposit as revenue when: (1) a site license agreement has been formally executed, (2) the license fee deposit has been paid in cash and (3) delivery to the licensee the PDP for the licensee’s initial plant. Since 50 percent of the license fee deposit is subject to our indemnity obligation with respect to the performance guarantee on the related plant, the remaining license fee deposit will be recognized as revenue in the consolidated statement of operations after the related plant has passed certain performance tests. Option fees, which provide licensees the right to include additional geographic areas in its license agreement territory, are deferred until the earlier of the option being exercised or lapsing. The license agreements currently allow us to use our own engineering staff or to work with outside engineering contractors to develop a site specific plant design in accordance with licensee specifications; this design package is called the PDP. To date, we have not delivered any PDP’s for initial licensed plants, except for the Dynamic Fuels Plant, which we are part owner of and no initial license fee deposits are required. We are under no obligation to return these deferred revenues except in the case when a licensee, other than Dynamic Fuels, builds a plant and the plant does not pass certain performance tests. In this situation, the licensee would be able to receive a refund of 50 percent of the license fees paid. The license agreements have a 15 year life and, after this time, the deferred revenue will be recorded as license revenue in the statements of operations unless a site license has been executed. Our current licenses generally begin to expire in 2012 and the initial deposits will be recognized as licensing revenue as the licenses expire should the licensee not purchase a site license and begin construction of a plant prior to expiration of the license. We have not received additional funds under these license agreements during the license period and do not expect to receive additional funds under these license agreements. We are currently pursuing different avenues for the sale of technology rights, via equity ownership or sale or transfer of technology, and have not entered into this type of license agreement since 2007.

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

We recognize revenue for royalty fees associated with our licensees’ plants, including plants in which we own a non-controlling interest. The royalties, as provided for in the license agreements, are recognized upon production of finished product by the licensee.

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

Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at December 31, 2011 and 2010.

Accounts Receivable

The majority of our accounts receivable is due from technical service agreements. These accounts are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2011 and 2010 will be collected and therefore no allowance for uncollectible accounts has been recorded. Management has classified receivables from Dynamic Fuels as long term based on the expected timing of collectability. Dynamic Fuels has not been able to generate positive operating cash flows to allow it to pay for certain services provided by both parent companies. Once Dynamic Fuels is able to sustain itself without additional working capital loans from the parents, Dynamic Fuels is expected to pay back the parent companies for services rendered.

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

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Furniture and office equipment	$424	$372
Leasehold improvements	5	5

	429	377
Less—accumulated depreciation	(343)	(280)

	$86	$97

Income Taxes

Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and on net operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse. The Company records a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Asset Retirement Obligations

We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plants. As the pilot plants are directly related to research and development activities and have been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. Based on a change in expected life of the pilot plant, no accretion expense was incurred in 2011 or 2010. Our Catoosa Demonstration Facility was fully dismantled in 2010. We reduced our liability with expenditures incurred with the dismantlement and no longer have a liability associated with this plant. We have one pilot plant remaining. Below is a reconciliation of the changes in our asset retirement obligation for the years ended December 31, 2011 and 2010 (in thousands).

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Beginning Balance	$603	$1,020
Liabilities Settled	—	(417)
Accretion Expense	—	—

Ending Balance	$603	$603

Other Assets

Other assets include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $137,000, $147,000 and $175,000, respectively. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2011 is estimated to be $123,000 per year through 2020. Patent costs consist of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Patents	$2,167	$2,057
Less—accumulated amortization	(1,061)	(924)

	$1,106	$1,133

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

Stock-Based Compensation

Employee Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Based. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight line method.

Non-Employee Stock-Based Compensation. We also grant stock-based incentives to certain non-employees. These stock based incentives are accounted for in accordance with FASB ASC Topic 505 – Equity-Based Payments to Non-Employees. Stock awards that are tied to performance criteria are expensed at the time the performance goals are met.

Earnings Per Share

Basic earnings (losses) per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31, 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(in thousands)
Basic weighted-average shares	89,774	77,608	70,355
Effect of dilutive securities:
Unvested restricted stock units	—	—	44
Stock options	—	—	2,619

Dilutive weighted-average shares	89,774	77,608	73,018

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

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
Options and warrants (in thousands)	25,973	18,306	12,600
Weighted-average exercise price of options and warrants	$2.49	$2.60	$4.11
Dilutive weighted-average shares	$1.46	$2.02	$1.96

Defined Contribution Plan—401(k)

We sponsor a defined contribution plan, named the Syntroleum 401(k) Plan (the “401(k) Plan”), covering virtually all of our employees who have met the eligibility requirements. Our employees may participate in the 401(k) Plan upon employment. Participants become eligible for matching and profit sharing contributions upon employment on the last day of the 401(k) Plan quarter.

We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our stock is permitted. We recorded expense of $137,000, $136,000 and $141,000 from issuing 121,195, 74,960 and 90,529 shares of Syntroleum Stock for the years ended December 31, 2011, 2010 and 2009, respectively, of which 34,502 shares were issued in January 2012.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standard. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. This guidance is effective for our interim and annual periods beginning January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether quantitative assessment is necessary. This guidance is effective for our interim and annual periods beginning January 1, 2012. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

2. OPERATIONS AND LIQUIDITY

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2011, we had approximately $22.6 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

On November 2, 2011 the Company received a Nasdaq Staff Deficiency Letter, indicating the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under the Marketplace Rule 5500(a)(2), The Company is provided 180 calendar days, or until April 30, 2012, to regain compliance. On December 15, 2011 the Nasdaq Staff provided written notification that the Company has achieved compliance with the rule and the matter is now closed.

3.	DISCONTINUED OPERATIONS

Research and Development

We have completed the necessary testing and demonstration associated with our pilot plants as well as completion of catalyst formulation and deactivation studies. Analytical testing of finished fuels has supported conclusions with regards to lower emissions and higher cetane ratings. We have documented the conclusions from all of these activities and do not intend to further fund other research and development activities. All revenues and costs associated with these activities such as; facilities, dismantlement of facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total income or (loss) of research and development activities totaled ($27,000), $97,000 and ($122,000) for the years ended December 31, 2011, 2010 and 2009, respectively. The gain in 2010 resulted from lower actual dismantlement costs than estimated for the asset retirement obligation associated with the Catoosa Demonstration Facility.

A summary of the research and development segment recorded in discontinued operations is as follows for the three-year period ended December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,
RESEARCH AND DEVELOPMENT	December 31,
	2011	2010	2009

Costs and Expenses:
Research and Development	(27)	97	(122)

Income (Loss) before income taxes	(27)	97	(122)

Income (Loss) from Discontinued Operations	$(27)	$97	$(122)

4. INVESTMENT IN AND LOANS TO DYNAMIC FUELS

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of December 31, 2011, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $41,267,000, which represents our equity investment in and loans to this entity in the amount of $38,643,000 and accounts receivable from this entity in the amount of $2,624,000.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $36.25 million in capital contributions by December 31, 2010. Each member made $14.0 million in working capital loans to the entity by December 31, 2011. The $14.0 non-interest bearing loans do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.

Diesel is quality tested and meets ASTM D975 standards for diesel. The renewable products have low emissions and nearly no aromatics. Our jet fuel HRJ, meets all petroleum based jet fuel specifications. Certification of HRJ jet fuel for a 50/50 blend for use in commercial aviation was completed in the third quarter of 2011. We have made several jet fuel sales to both the commercial aviation industry and for use in military aviation applications.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 8,000,000 shares of our common stock for $0.01 per share. Tyson exercised the warrants in 2009, see Note 7 “Stockholders’ Equity – Tyson”. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. This debt funding is in addition to the equity contributions provided by each member.

Dynamic Fuels, LLC 2011 and 2010 Audited Financials (in thousands):

	September 30,	September 30,
Balance Sheet	September 30, 2011	September 30, 2010
Cash and Current Assets	$6,950	$2,987
Inventory	16,555	7,087
Property, Plant and Equipment and Other Assets	146,929	147,803

Total Assets	$170,434	$157,877

Accounts Payable	$7,210	$5,716
Notes and Accounts Payable to Related Parties	32,506	4,611
Long-Term Liabilities	100,040	100,035

Total Liabilities	139,756	110,362

Total Members’ Equity	30,678	47,515

Total Liabilities and Members’ Equity	$170,434	$157,877

	September 30,	September 30,	September 30,
Statement of Operations	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010	For the Year Ended September 30, 2009

Revenue	$127,069	$—	$—
Cost of Goods Sold and Operating Expenses	151,341	10,426	4,556
General and Administrative	2,516	1,616	705

Loss from Operations	(26,788)	(12,042)	(5,261)

Other Income (Expense)	(2,548)	902	(3,056)

Net Loss	$(29,336)	$(11,140)	$(8,317)

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2011, the plant sold 25.5 million gallons of renewable products, such as diesel, naphtha, and LPG. Full rate capacity for the plant is 75.0 million gallons per year. During the year ended September 30, 2011, the first year of start up and commercial operations, the plant produced renewable products at an average rate of 35% of design capacity. During the last six months of the year ended September 30, 2011, the plant produced renewable products at an average rate of 52%. For the first quarter ended December 31, 2011, the plant produced renewable products at an average rate of 58% of design.

The plant experienced rotating equipment issues, hydrogen supply and feedstock interruption and adulterants found in feedstock, all of which contributed to plant down time and higher than expected repairs and maintenance, catalyst replacement and other operating expenses. Feed pre-treatment equipment was originally designed and installed as defined in the feedstock specifications. Certain feedstocks do not meet required specification and therefore all feedstock now goes through testing and approval and is then sourced and procured. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards. While these efforts have steadily decreased operating downtime as depicted above and operating expenses, improvements to the feedstock pretreatment systems are being enacted to deal with the actual feedstocks delivered.

During the year ended September 30, 2011 and 2010, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $1,895,000 and $2,005,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statement of Operations. We had a receivable from Dynamic Fuels of $2,624,000 and $729,000 as of December 31, 2011 and 2010, respectively.

Throughout 2011, Syntroleum has provided engineering and other services and paid costs for services performed by others on behalf of Dynamic Fuels. As Dynamic Fuels’ cash flow was insufficient to pay Syntroleum for these services, Syntroleum’s account receivable from Dynamic Fuels, including accrued royalties, has grown to $2,624,000 at December 31, 2011. Because Dynamic Fuel’s near term ability to pay the amount owed without additional loans from its owners is uncertain, Syntroleum has classified the account receivable as non-current.

Tyson has raised questions about whether Dynamic Fuels is responsible for certain amounts billed to it by Syntroleum. Syntroleum management has considered these questions and determined that the amount, if any, of the account receivable not collected will not be material to the financial statements.

5. DEFERRED REVENUE

License fees received for which the criteria for revenue recognition have not been met totaled $24,316,000 and $24,300,000 at December 31, 2011 and 2010, respectively. Certain licensees will expire in 2012 if they are not extended. We expect to recognize $9,000,000 in revenue from the expiration of these licenses in the year ended December 31, 2012.

In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2011 and 2010, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees earned in Australia in the amount of AUD $15,000,000. This license has been recorded as deferred revenue of US $15,261,000 and US $15,245,000 as of December 31, 2011 and 2010, respectively. This license expires in 2019. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2011, 2010 and 2009, the foreign currency effect on our deferred revenues was a change of $(17,000), $(1,848,000) and $(3,036,000), respectively, as a result of changes in the exchange rate between the United States and Australian dollars.

6. COMMON STOCK AND WARRANT SALE AND COMMON STOCK PURCHASE AGREEMENTS

Common Stock Offering. On July 6, 2011 the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted is $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

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

Energy Opportunity Ltd. On July 14, 2010, we entered into a Common Stock Purchase Agreement with Energy Opportunity Ltd. (“Energy”) that provides that Energy is committed at our option to purchase up to $10,000,000 of our common stock over the 24-month term of the agreement. On August 5, 2010 we sold 1,058,201 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.89 per share, based on current market prices. On December 29, 2010, we sold 2,890,173 shares of our common stock under the Purchase Agreement at a negotiated purchase price of $1.73 per share, based on current market prices. We have received $6,900,000 in net proceeds from this Purchase Agreement. An additional $3,000,000 remains under the Purchase Agreement.

7. STOCKHOLDERS’ EQUITY

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the Plant achieves operations for the commercial purposes after the completion of commissioning and satisfaction of performance tests. Warrants will expire three years after vesting. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants that are granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 8,000,000 shares of our common stock for $0.01 per share. The warrants are 100% vested upon issuance. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in and Loans to Dynamic Fuels on our Consolidated Balance Sheets. This additional cost in our investment results in a difference between our cost and our share of the underlying equity of Dynamic Fuels. We amortize the basis difference to Earnings or Loss from Dynamic Investment in our Consolidated Statement of Operations over the life of the Bonds, 25 years.

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

As of December 31, 2011, approximately 4,664,081 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,684,667 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	September 30,	September 30,
	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2010	8,283,586	$2.94
Granted at market price	50,000	$1.41
Exercised	(52,500)	$0.66
Expired or forfeited	(273,212)	$6.72

OUTSTANDING AT DECEMBER 31, 2011	8,007,874	$1.79

The following table summarizes information about stock options outstanding at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$0.66 — $0.66	4,865,881	$0.66	6.57	1,300,181	$0.66
$1.41 — $1.55	1,060,666	1.54	1.17	1,010,666	1.55
$1.62 — $2.89	1,140,195	2.33	2.71	1,140,195	2.33
$3.19 — $6.88	675,228	6.47	2.83	675,228	6.47
$7.10 — $9.67	240,904	9.28	3.63	240,904	9.28
$10.51 — $10.51	25,000	10.51	3.59	25,000	10.51

	8,007,874	$1.79		4,392,174	$2.72

A total of 3,615,700, 3,657,950 and 4,952,450 stock options with a weighted average exercise price of $0.67, $0.66 and $2.23 were outstanding at December 31, 2011, 2010 and 2009, respectively, which had not vested.

The fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the grant date using the Black-Scholes option pricing model. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires and the volatility associated with the price of the underlying shares of common stock, to calculate the fair value of stock options granted. Expected volatilities are based on historical stock prices. We use historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. A forfeiture rate of five percent has been estimated to reduce the expense for awards expected to not be exercised because of termination or expiration. We believe that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2011, 2010 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The weighted average grant date fair value of stock options granted during the year ended December 31, 2011 was approximately $0.68 per stock option (total grant date fair value of $34,000). There were no stock options granted for the years ended December 31, 2010 and 2009. The fair value of these options was estimated with the following weighted average assumptions:

September 30,
Year Ended
December 31, 2011
Expected dividend yield	0%
Expected volatility	62%
Risk-free interest rate	1.52%
Expected life	4 yrs.
Forfeiture rate	5%

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the years ended December 31, 2011, 2010 and 2009 was $562,000, $1,719,000 and $4,180,000, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2011, 2010 and 2009 was $76,000, $476,000 and $645,000, respectively. The total amount of cash received in 2011, 2010 and 2009 by the Company from the exercise of these options was $35,000, $232,000, and $347,000, respectively. As of December 31, 2011 there was $1,406,000 in aggregrate intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 3.60 years. In addition, as of December 31, 2011, unrecognized compensation cost related to non-vested stock options was $76,000 which will be fully amortized using the straight-line basis over the vesting period of the options, which is expected to occur in 2012.

Restricted Stock

We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2011, 2010, and 2009 was $2.18 per share (total grant date fair value of $429,000), $2.59 per share (total grant date fair value of $379,000)and $0.84 per share (total grant date fair value of $253,000), respectively. As of December 31, 2011, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $956,000. In addition, as of December 31,

2011, unrecognized compensation cost related to non-vested restricted stock units was $22,000, which is expected to be recognized in 2012. The total fair value of restricted stock units vested during December 31, 2011, 2010 and 2009 was $499,000, $1,584,000 and $1,274,000, respectively. The following summary reflects restricted stock unit activity and related information.

	September 30,	September 30,
	Shares /Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2010	1,055,212	$0.41
Granted	196,977	$2.18
Vested or Exercised	(204,477)	$2.44
Expired or forfeited	—	$—

NONVESTED AT DECEMBER 31, 2011	1,047,712	$0.35

9. INCOME TAXES

We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $328 million at December 31, 2011. Our NOLs generally begin to expire in 2018.

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

We have not recorded an income tax provision for the year ended December 31, 2011 and December 31, 2010. The limitation on the net operating loss deduction in 2009 resulted in an alternative minimum tax liability of $281,000 for the year ended December 31, 2009. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased (decreased) by approximately $6,529,000, $3,411,000 and ($5,568,000) for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
NOL carry-forwards	$124,695	$118,320
Research and development credit	8,085	8,085
Deferred revenue	7,227	7,227
Investments	4,266	4,111
Stock-based compensation	3,108	3,118
Other	2,262	2,264

	149,643	143,125

Deferred tax liabilities:	(420)	(431)

Net deferred tax asset before valuation allowance	149,223	142,694
Valuation allowance	(149,223)	(142,694)

Net deferred tax assets	$—	$—

Open tax years are December 31, 2009 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.

10.	COMMITMENTS AND CONTINGENCIES:

We have entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2012 and 2023. Rental expense was $181,000 in 2011, $325,000 in 2010 and $308,000 in 2009. Total future minimum lease payments under these agreements as of December 31, 2011 are as follows:

September 30,
Year	Amount
(in thousands)

2012	$98
2013	101
2014	32
2015	9
2016	9
Thereafter	48

$297

Dynamic Fuels received approval from the Louisiana State Bond Commission to sell $100 million in Gulf Opportunity Zone Tax Exempt Bonds to partially finance the plant. These bonds were sold on October 21, 2008, in the amount of $100 million. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. The interest rate as of December 31, 2011 was 0.03%. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap of 2.19% for a period of 5 years with declining swap coverage. The bond indenture requires that the bond principal be backed by a stand-by letter of credit. Tyson provided a letter of credit guaranteeing the full amount of bonds for Dynamic Fuels. We granted Tyson warrants for our portion of the letter of credit. Monthly fees for this letter of credit are paid by Tyson. Dynamic Fuels reimburses Tyson for these monthly fees and are an additional financing cost to Dynamic.

We, as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, the licensee must request that we execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining™ Technology. The form of the Site License Agreement is included in the agreement as Exhibit B. The form of the Site License Agreement includes process guarantees if the plant fails to pass a performance test as defined in the Site License Agreement. If the plant fails to meet the Process Guarantee during the Performance Test and such failure is due in whole or in part to the Process Design Package, then we and Dynamic Fuels shall mutually agree whether or not remedial measures are reasonably likely to cause the plant to satisfy the Process Guarantee. The actual cost of the remedial measures will be reimbursed to licensee through application of any future royalties owed to us, not to exceed $9,800,000. If the remedial measures are not effective, we shall pay to Dynamic Fuels an additional amount for liquidated damages in an amount not to exceed $9,800,000. As of the date of this filing the Site License Agreement has not been executed by Dynamic Fuels and we cannot be certain the document that will be executed will have this same language and amounts.

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,139,000 at December 31, 2011. Expense is not recognized until an employee is severed.

On August 17, 2007, we entered into a Resignation and Compromise Agreement (“Compromise Agreement”) with Mr. Ziad Ghandour, a former director, employee and consultant to Syntroleum. Under the Compromise Agreement, Mr. Ghandour has the right to receive additional compensation until December 31, 2011 for five potential commercial projects, as defined in the Compromise Agreement. Mr. Ghandour claimed he is entitled to additional compensation as a result of a business transaction with SINOPEC. We determined that no additional compensation was warranted as a result of the transaction. The arbitration between Syntroleum Corporation and Ziad Ghandour’s styled Ziad Ghandour v. Syntroleum Corporation, Case No. 50 166 T 00048 10, pending before the American Arbitration Association, was settled on January 17, 2011, and the arbitration was dismissed with prejudice on January 18, 2011. The parties exchanged mutual releases. The settlement has been recorded in our year ended December 31, 2010 Statement of Operations.

11. SIGNIFICANT CUSTOMERS

The Company’s revenue is derived from significant customers. Two customers made up 99% of revenues in 2011 and three customers made up 93% and 96% of revenues in 2010 and 2009, respectively. See Note 4, “Investment in and Loans to Dynamic Fuels” for further information regarding revenue transactions with specific customers.

12. FAIR VALUE DISCLOSURES

The Company’s short-term financial instruments consist of cash, accounts receivable, accounts payable, and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

13. SEGMENT INFORMATION

We apply FASB ASC Topic 280, Segment Reporting. Previously, our reportable business segments have been identified based on the differences in products or services provided. As discussed in Note 3, we classified the research and development component as discontinued operations for the years ended December 31, 2011, 2010 and 2009. We now operate only one reportable segment.

14. QUARTERLY DATA (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011	(in thousands, except per share data)
Revenues	$849	$1,188	$1, 176	$1,001
Operating loss	(1,587)	(214)	(452)	(796)
Loss from Dynamic Fuels investment	(2,109)	(4,829)	(5,348)	(1,594)
Net loss from continuing operations	(3,908)	(5,469)	(4,588)	(2,957)
Net income (loss) from discontinued business	1	(9)	(9)	(10)
Net loss	(3,907)	(5,478)	(4,597)	(2,967)
Basic and diluted EPS:
Continuing operations	$(0.05)	$(0.07)	$(0.05)	$(0.03)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net loss	$(0.05)	$(0.07)	$(0.05)	$(0.03)

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010	(in thousands, except per share data)
Revenues	$4,238	$1,290	$1,262	$1,620
Operating income (loss)	1,527	(1,066)	(1,193)	(1,520)
Loss from Dynamic investments	(746)	(1,119)	(980)	(2,783)
Net income (loss) from continuing operations	425	(1,207)	(3,859)	(4,992)
Net income (loss) from discontinued operations	(22)	182	(24)	(39)
Net income (loss)	403	(1,025)	(3,883)	(5,031)
Basic and diluted EPS
Continuing operations	$0.01	$(0.01)	$(0.05)	$(0.06)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.01	$(0.01)	$(0.05)	$(0.06)

Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects may affect the comparability of the periods presented.