Form 10-Q
period 2012-03-31
SYNTROLEUM CORP
filed 2012-05-02
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

At May 1, 2012, the number of outstanding shares of the issuer’s common stock was 98,479,622.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining® Technology, plants based on the Syntroleum® Process and/or Bio-Synfining®, anticipated costs to design, construct and operate these plants, the timing of commencement and completion of the design and construction of these plants, expected production of fuel, obtaining required financing for these plants and our other activities, the economic construction and operation of Fischer-Tropsch (“FT”) and/or Bio-Synfining® plants, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of the Syntroleum® Process and Bio-Synfining® Technology and the anticipated capital expenditures, expense reductions, cash outflows, expenses, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2011 Annual Report on Form 10-K.

As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,489	$22,601
Restricted cash	682	1,189
Accounts receivable	160	125
Other current assets	193	277

Total current assets	22,524	24,192
ACCOUNTS RECEIVABLE FROM DYNAMIC FUELS, LLC	3,160	2,624
PROPERTY AND EQUIPMENT – at cost, net	74	86
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	37,813	38,643
OTHER ASSETS, net	1,083	1,106

	$64,654	$66,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$68	$220
Accrued employee costs	240	288
Deposits	682	1,189

Total current liabilities	990	1,697
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	24,633	24,366
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 98,443 and 97,948 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	984	979
Additional paid-in capital	398,740	398,369
Accumulated deficit	(361,296)	(359,363)

Total stockholders’ equity	38,428	39,985

	$64,654	$66,651

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Quarter Ended March 31,
	2012	2011
REVENUES:
Technology	$150	$150
Technical services	481	501
Technical services from Dynamic Fuels, LLC	379	198
Royalties from Dynamic Fuels, LLC plant production	240	—

Total revenues	1,250	849

COSTS AND EXPENSES:
Engineering	598	556
Depreciation and amortization	52	49
General, administrative and other (including non-cash equity compensation of $312 and $467 for the quarter ended March 31, 2012 and 2011, respectively.)	1,386	1,831

OPERATING LOSS	(786)	(1,587)
INTEREST INCOME	8	4
OTHER INCOME	2	2
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(830)	(2,109)
FOREIGN CURRENCY EXCHANGE	(317)	(218)

LOSS FROM CONTINUING OPERATIONS	(1,923)	(3,908)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(10)	1

NET LOSS	$(1,933)	$(3,907)

BASIC NET LOSS PER SHARE:
Loss from continuing operations	$(0.02)	$(0.05)
Income from discontinued operations	0.00	0.00

Net loss	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,401	81,893

Diluted	98,401	81,893

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2011	97,948	$979	$398,369	$(359,363)	$39,985
Stock options exercised	96	1	62		63
Vesting of awards granted	—	—	(73)	—	(73)
Stock-based bonuses and match to 401(k) Plan	399	4	382	—	386
Net loss	—	—	—	(1,933)	(1,933)

Balance, March 31, 2012	98,443	$984	$398,740	$(361,296)	$38,428

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,933)	$(3,907)
Income (loss) from discontinued operations	(10)	1

Loss from continuing operations	(1,923)	(3,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52	49
Foreign currency exchange	317	218
Non-cash compensation expense	312	467
Non-cash loss in equity method investee	830	2,109
Changes in assets and liabilities:
Accounts receivable	(35)	383
Accounts receivable from Dynamic Fuels, LLC	(536)	(676)
Other assets	72	56
Accounts payable	(152)	(905)
Accrued employee costs	(48)	121
Deferred revenue	(50)	—

Net cash used in continuing operations	(1,161)	(2,086)
Net cash provided by (used in) discontinued operations	(9)	1

Net cash used in operating activities	(1,170)	(2,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(22)

Net cash used in investing activities	(5)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	63	—

Net cash provided by financing activities	63	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,112)	(2,107)
CASH AND CASH EQUIVALENTS, beginning of period	22,601	12,513

CASH AND CASH EQUIVALENTS, end of period	$21,489	$10,406

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1.	Basis of Reporting

The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into fungible liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, propane and other chemical products.

Our Bio-Synfining® Technology is a renewable application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

The consolidated financial statements include the accounts of Syntroleum Corporation and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Companies in which we own a 20 percent to 50 percent interest, but in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels, LLC (“Dynamic Fuels”). The entity is accounted for under the equity method and is not consolidated in our financial statements; however, our share of the Dynamic Fuels results of operations is reflected in the Consolidated Statements of Operations and the subsidiary’s summarized financial information is reported in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”. The carrying value of our investment in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the three months ended December 31, 2011.

2.	Operations and Liquidity

In the past we have sustained recurring losses and negative cash flows from operations. As of March 31, 2012, we had approximately $21.5 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

3.	Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011.

4.	Investment in and Loans to Dynamic Fuels, LLC

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than ours. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of March 31, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $40,973,000 which represents our equity investment in and loans to this entity in the amount of $37,813,000 and accounts receivable from this entity in the amount of $3,160,000.

Dynamic Fuels, LLC Quarter Ended December 31, 2011 Unaudited Financials (in thousands):

Balance Sheet	December 31, 2011	September 30, 2011
Cash and Current Assets	$19,423	$6,950
Inventory	12,230	16,555
Property, Plant and Equipment and Other Assets	145,529	146,929

Total Assets	$177,182	$170,434

Accounts Payable	$5,880	$7,210
Notes and Accounts Payable to Related Parties	42,709	32,506
Long-Term Liabilities	100,040	100,040

Total Liabilities	148,629	139,756

Total Members’ Equity	28,553	30,678

Total Liabilities and Members’ Equity	$177,182	$170,434

	For the Quarter Ended December 31, 2011	For the Quarter Ended December 31, 2010
Revenue	$53,623	$6,890
Cost of Goods Sold, Operating Expenses and General and Administrative	55,302	11,483

Loss from Operations	(1,679)	(4,593)

Other Income (Expense)	(450)	550

Net Loss	$(2,129)	$(4,043)

Dynamic Fuels began commercial operations in November of 2010. As of March 31, 2012, the plant had sold 45.4 million gallons of renewable products, such as diesel, jet fuel, naphtha, and LPG since it began commercial operations. Full rate capacity for the plant is 75.0 million gallons per year. During the quarter ended December 31, 2011, the plant produced renewable products at an average rate of 58% of design capacity or a total of 10.9 million gallons compared to 18% of design capacity or 3.3 million gallons for the same period in 2010. For the quarter ended March 31, 2012, the plant produced renewable products at an average rate of 49% of design or a total of 9.2 million gallons.

The plant has experienced rotating equipment issues, hydrogen supply and feedstock interruption and adulterants found in feedstock, all of which have contributed to plant down time and higher than expected repairs and maintenance, catalyst replacement and other operating expenses. Feed pre-treatment equipment was originally designed and installed as defined in the feedstock specifications. Certain feedstocks do not meet required specification. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards. While these efforts have steadily decreased operating downtime and operating expenses, improvements to the feedstock pretreatment systems are being enacted to deal with the actual feedstocks delivered. The procurement and installation of new primary processing equipment in the pre-feed treatment area is progressing. One unit has been installed and is in final installation and commissioning. Two additional units have been procured and scheduled for delivery in September with installation and commissioning to follow in October. Routine maintenance occurred in April 2012 during a three week turnaround. Due to a rescheduled plant turnaround at our hydrogen supplier, additional downtime due to hydrogen supply disruption is now expected in May and could result in downtime of up to four weeks.

Dynamic Fuels was involved in litigation arising from plant construction with L-Con Constructors. In April, Dynamic Fuels agreed to a settlement payment of $8,000,000 to be paid to L-Con Constructors. Syntroleum contributed $3,000,000 as an additional capital contribution to Dynamic Fuels in April.

During the quarter ended March 31, 2012 and 2011, we recognized technical services revenue and royalty revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $619,000 and $198,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statements of Operations. We had a receivable from Dynamic Fuels of $3,160,000 and $2,624,000 as of March 31, 2012 and December 31, 2011, respectively.

Throughout 2011 and 2012, Syntroleum has provided engineering and other services and paid costs for services performed by others on behalf of Dynamic Fuels. As Dynamic Fuels’ cash flow was insufficient to pay Syntroleum for these services, Syntroleum’s account receivable from Dynamic Fuels, including accrued royalties, has grown to $3,160,000 at March 31, 2012. Because Dynamic Fuel’s near term ability to pay the amount owed without additional loans from its owners is uncertain, Syntroleum has classified the account receivable as non-current.

Tyson has raised questions about whether Dynamic Fuels is responsible for certain amounts billed to it by Syntroleum. Syntroleum management has considered these questions and determined that the amount, if any, of the account receivable not collected will not be material to the financial statements.

5.	Earnings Per Share

	Three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts; shares in thousands)
Loss from continuing operations available to common stockholders’ for basic and diluted earnings per share	$(1,923)	$(3,908)

Basic weighted-average shares	98,401	81,893
Effect of dilutive securities:
Unvested restricted stock units	—	—
Stock options	—	—

Dilutive weighted-average shares	98,401	81,893

Earnings (loss) per common share from continuing operations:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

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

	March 31, 2012	March 31, 2011
Options, warrants and restricted stock excluded (in thousands)	25,703	18,234
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.50	$2.56
First quarter weighted average market price	$1.09	$1.82

6.	Stock-Based Compensation

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

As of March 31, 2012, approximately 4,473,109 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,224,085 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2011	8,007,874	$1.79
Granted at market price	—	$—
Exercised	(96,000)	$0.66
Expired, forfeited, cancelled or repurchased	(173,610)	$1.22

OUTSTANDING AT MARCH 31, 2012	7,738,264	$1.82

The following table summarizes information about stock options outstanding at March 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$0.66 - $0.66	4,611,481	$0.66	6.32	1,204,181	$0.66
$1.41 - $1.55	1,060,666	1.54	0.92	1,010,666	1.55
$1.62 - $2.89	1,140,195	2.33	2.46	1,140,195	2.33
$3.19 - $6.88	675,228	6.47	2.58	675,228	6.47
$8.03 - $9.67	225,694	9.43	3.63	225,694	9.43
$10.51 - $10.51	25,000	10.51	3.34	25,000	10.51

	7,738,264	$1.82		4,280,964	$2.75

A total of 3,457,300 stock options with a weighted average exercise price of $0.67 were outstanding at March 31, 2012 and had not vested. There were no stock options granted during the three months ended March 31, 2012 or 2011.

The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2012 and 2011 was $36,000 and $0, respectively. The total amount of cash received in 2012 and 2011 by the Company from the exercise of these options was $63,000 and $0, respectively. As of March 31, 2012 there was $1,376,074 intrinisic value of stock options that were fully vested or were expected to vest. The remaining weighted average contractual term for options exercisable is approximately 3.29 years. In addition, as of March 31, 2012, unrecognized compensation cost related to non-vested stock options was $72,000, which will be fully amortized upon vesting of the options.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2012 and 2011 was $312,000 and $467,000, respectively.

Restricted Stock

We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2012 and 2011 was $0.96 (total grant date fair value of $350,000) and $2.21 (total grant date fair value of $436,000), respectively. As of March 31, 2012, the aggregrate intrinsic value of restricted stock units that are expected to vest was approximately $965,000. In addition, as of March 31, 2012, unrecognized compensation cost related to non-vested restricted stock units was $22,000, net of forfeitures, which is expected to be recognized in 2012. The total fair value of restricted stock units vested during the quarter ended March 31, 2012 and 2011 was $350,000 and $499,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares /Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2011	1,047,712	$0.35
Granted	364,582	$0.96
Vested or Exercised	(364,582)	$0.96
Expired or forfeited	—	$—

NONVESTED AT MARCH 31, 2012	1,047,712	$0.35

7.	Commitments and Contingencies

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,225,000 at March 31, 2012. Expense is not recognized until an employee is severed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2011 (including our audited financial statements and the accompanying notes).

Overview

Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, liquefied petroleum gas (LPG) and other chemical products.

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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than ours. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of March, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $40,973,000, which represents our equity investment in and loans to this entity in the amount of $37,813,000 and accounts receivable from this entity in the amount of $3,160,000.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Each member contributed an additional $36.25 million in capital contributions by December 31, 2010. Each member made $14.0 million in working capital loans to the entity by March 31, 2012. The $14.0 non-interest bearing loans do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. In April 2012, Syntroleum contributed an additional $3,000,000 in the form of an additional investment to the entity.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 8,000,000 shares of our common stock for $0.01 per share. Tyson exercised the warrants in 2009. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. The daily floating interest rate as of March 31, 2012 was 1.9%. This debt funding is in addition to the equity contributions provided by each member.

The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Our jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. The fuel produced by Dynamic Fuels generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of March 30, 2012, RIN prices were $1.42 per gallon and therefore worth $2.41 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.

In 2011, Dynamic Fuels announced a contract with the U.S. Navy to supply 450,000 gallons of renewable fuels. This includes 100,000 gallons of jet fuel, HRJ-5 and 350,000 gallons of marine distillate fuel. The fuel will be used in demonstration testing in the Navy’s efforts to develop a “Green Strike Group” composed of vessels and ships powered by biofuel. The feedstock includes yellow grease and Solazyme’s tailored algal oil. This represents the single largest purchase of biofuel in government history, as reported by the Navy and USDA. As of May 1, 2012, 288,000 gallons have been delivered and accepted by the U.S. Navy. The remaining 162,000 gallons will be shipped in May.

In 2011, we received approval for registration of our neat renewable diesel from the Environmental Protection Agency. The registration of the neat renewable diesel allows combustion in regular on-road engines of up to 100 percent renewable fuel, which means no blending of petroleum based diesel is required (previously we had registration approval for blends up to 20 percent renewable diesel). This allows Dynamic Fuels to market its fuel directly to third party fuel end-users, such as operators of on-road fleet vehicles. In 2012, Dynamic Fuels entered into strategic marketing alliance, commercial off-take and supply chain management agreements with Mansfield Oil Company (“Mansfield”) to efficiently distribute the plants renewable products to the commercial fleet vehicle market. Mansfield markets and distributes over 2.5 billion gallons of fueling product per year to thousands of commercial customers across all 50 states and Canada.

Dynamic Fuels began commercial operations in November of 2010. As of March 31, 2012, the plant had sold 45.4 million gallons of renewable products, such as diesel, jet fuel, naphtha, and LPG since it began commercial operations. Full rate capacity for the plant is 75.0 million gallons per year. During the quarter ended December 31, 2011, the plant produced renewable products at an average rate of 58% of design capacity or a total of 10.9 million gallons compared to 18% of design capacity or 3.3 million gallons for the same period in 2010. For the quarter ended March 31, 2012, the plant produced renewable products at an average rate of 49% of design or a total of 9.2 million gallons.

The plant has experienced rotating equipment issues, hydrogen supply and feedstock interruption and adulterants found in feedstock, all of which have contributed to plant down time and higher than expected repairs and maintenance, catalyst replacement and other operating expenses. Feed pre-treatment equipment was originally designed and installed as defined in the feedstock specifications. Certain feedstocks do not meet required specification. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards. While these efforts have steadily decreased operating downtime and operating expenses, improvements to the feedstock pretreatment systems are being enacted to deal with the actual feedstocks delivered. The procurement and installation of new primary processing equipment in the pre-feed treatment area is progressing. One unit has been installed and is in final installation and commissioning. Two additional units have been procured and scheduled for delivery in September with installation and commissioning to follow in October. Routine maintenance occurred in April 2012 during a three week turnaround. Due to a rescheduled plant turnaround at our hydrogen supplier, additional downtime due to hydrogen supply disruption is now expected in May and could result in downtime of up to four weeks.

The table below shows average revenue per gallon we receive for the renewable diesel, naphtha and LPG we sell and cost of goods sold and operating expenses and general and administrative expenses. The net operating loss per gallon listed below for the quarters ended December 31, 2011 and 2010 corresponds to “Loss from Operations” as reported in the GAAP Dynamic Fuels summarized financial information in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”.

	Quarter Ended 12/31/10	Quarter Ended 3/31/11	Quarter Ended 6/30/2011	Quarter Ended 9/30/2011	Quarter Ended 12/31/11	Quarter Ended 3/31/12
Renewable Products Sold (in millions)	1.3	4.5	7.2	12.5	11.0	8.9
% of Design Capacity	7%	23%	39%	67%	58%	47%

Revenue $/Gal	$6.04	$4.57	$4.84	$5.11	$4.87	$5.23
Feedstock $/Gal	2.67	3.05	4.11	4.26	3.83	3.93
OPEX and General & Administrative/Gal	6.83	3.39	2.24	1.09	1.19	1.32

Net Operating Loss per Gal	$(3.46)	$(1.87)	$(1.51)	$(0.24)	$(0.15)	$(0.02)

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated Unaudited Results for the Quarters Ended,

Revenues	March 31, 2012	March 31, 2011
	(in thousands)
Technology	$150	$150
Technical Services	481	501
Technical Services from Dynamic Fuels, LLC	379	198
Royalties from Dynamic Fuels, LLC Plant Production	240	—

Total Revenues	$1,250	$849

Technical Services Revenue. Revenues from engineering services for technical services contracts related to certain Technology Revenue Agreements and continued work on the engineering design and project management of Dynamic Fuels were $860,000 and $699,000 for the quarters ended March 31, 2012 and 2011, respectively. Revenue from Dynamic Fuels increased in 2012 as additional engineering design work for the plant was requested. Dynamic Fuels has not been able to generate positive operating cash flows to allow it to pay for certain services provided by both parent companies. Once Dynamic Fuels is able to sustain itself without additional working capital loans from the parents, Dynamic Fuels is expected to pay back the parent companies for services rendered. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2012.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Dynamic Fuels plant are earned at the rate of $0.026 adjusted for inflation per gallon produced and are accrued as earned by Syntroleum.

Operating Costs and Expenses	March 31, 2012	March 31, 2011
	(in thousands)
Engineering	$598	$556
Depreciation and amortization	52	49
Non-cash equity compensation	312	467
General, administrative and other	1,074	1,364

Total Operating Costs and Expenses	$2,036	$2,436

Engineering. Expenses from engineering activities were $598,000 for the quarter ended March 31, 2012 compared to $556,000 during the same period in 2011. There was no significant change to engineering personnel or engineering activities for 2012 compared to 2011.

Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2012 was $312,000 compared to $467,000 for the same period in 2011. The decrease relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-SynfiningTM Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We do not expect significant additional equity compensation expense related to these awards and will not have significant equity compensation expense in 2012, unless new awards are granted.

General, Administrative and Other. General and administrative expenses for the quarter ended March 31, 2012 were $1,074,000 compared to $1,364,000 during the same period in 2011. The overhead activities associated with the company remain relatively the same for 2012 compared to 2011 and the decrease primarily relates to lower legal fees due to settlement of litigation.

Loss from Dynamic Investment. Our 50% share of Dynamic Fuels’ loss for its first quarter ended December 31, 2011 decreased compared to the same period last year due to increased production revenue to offset fixed costs of the operating plant. The plant began commercial operations in November of 2010 and did not operate at full production capacity for the entire quarter ended December 31, 2010. Loss from our investment in Dynamic was $830,000 for the quarter ended December 31, 2011, compared to a loss of $2,109,000 for the same period in 2010. Dynamic Fuels’ revenues were $53,623,000 with operating expenditures of $55,302,000 and other expense of $450,000 for the quarter ended December 31, 2011. This compares to revenues of $6,890,000 with operating expenditures of $11,483,000 and other income of $550,000 for the quarter ended December 31, 2010. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag basis.

Liquidity and Capital Resources

General

As of March 31, 2012, we had $21,489,000 in cash and cash equivalents. Our current liabilities totaled $990,000 as of March 31, 2012.

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

We expect that we will fund additional short-term working capital needs of Dynamic Fuels through working capital loans in 2012. As stated previously, we have contributed cash in the amount of $40,500,000 to the capital of Dynamic Fuels since inception, have loaned Dynamic Fuels $14,000,000 million and have receivables due from Dynamic Fuels of $3,160,000 million. In April 2012, Syntroleum contributed an additional $3,000,000 in the form of an additional capital contribution to the entity. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, our entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

Cash flows used in operations was $1,170,000 during the three months ended March 31, 2012, compared to cash flows used in operations of $2,085,000 during the three months ended March 31, 2011. The decrease in cash flows used in operations primarily results from the settlement of Syntroleum litigation and additional payments of $477,000 for purchases made on behalf of Dynamic Fuels for prepayments to raw material suppliers in the first quarter of 2011.

Cash flows used in investing activities related to small purchases of capital office equipment. No additional investments to Dynamic Fuels were made in the first quarters of 2012 and 2011.

Cash flows provided by financing activities of $63,000 related to the exercise of stock options for the quarter ended March 31, 2012. There were no cash flows provided by financing activities during the three months ended March 31, 2011.

Contractual Obligations

Our operating leases include leases for corporate headquarters, copiers and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,225,000 at March 31, 2012. Expense is not recognized until an employee is severed.

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

New Accounting Pronouncements

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Not applicable.

Use of Proceeds.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: May 2, 2012	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2012	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power