Form 10-Q
period 2012-06-30
SYNTROLEUM CORP
filed 2012-08-08
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NO. 001-34490

SYNTROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	73-1565725
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

At August 1, 2012, the number of outstanding shares of the issuer’s common stock was 98,530,108.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,313	$22,601
Restricted cash	1,131	1,189
Accounts receivable	158	125
Accounts receivable from Dynamic Fuels, LLC	222	—
Other current assets	144	277

Total current assets	19,968	24,192

ACCOUNTS RECEIVABLE FROM DYNAMIC FUELS, LLC	—	2,624
PROPERTY AND EQUIPMENT – at cost, net	62	86
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	45,405	38,643
OTHER ASSETS, net	1,062	1,106

	$66,497	$66,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$296	$220
Accrued employee costs	480	288
Deposits	1,131	1,189

Total current liabilities	1,907	1,697

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	18,344	24,366
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 98,480 and 97,948 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	985	979
Additional paid-in capital	399,007	398,369
Accumulated deficit	(354,349)	(359,363)

Total stockholders’ equity	45,643	39,985

	$66,497	$66,651

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Technology	$6,150	$150	$6,300	$300
Technical services	473	383	954	884
Technical services from Dynamic Fuels, LLC	4,052	316	4,431	514
Royalties from Dynamic Fuels, LLC plant production	135	339	375	339

Total revenues	10,810	1,188	12,060	2,037

COSTS AND EXPENSES:
Engineering	592	588	1,190	1,144
Depreciation and amortization	49	50	101	99
General, administrative and other (including non-cash equity compensation of $102 and ($8) for the three months ended June 30, 2012 and 2011, respectively, and $415 and $459 for the six months ended June 30, 2012 and 2011, respectively.)	1,406	764	2,792	2,595

OPERATING INCOME (LOSS)	8,763	(214)	7,977	(1,801)

INTEREST INCOME	6	2	14	6
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(2,155)	(4,829)	(2,985)	(6,938)
OTHER INCOME	2	2	4	4
FOREIGN CURRENCY EXCHANGE	340	(430)	23	(648)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,956	(5,469)	5,033	(9,377)

LOSS FROM DISCONTINUED OPERATIONS	(9)	(9)	(19)	(8)

NET INCOME (LOSS)	$6,947	$(5,478)	$5,014	$(9,385)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$0.07	$(0.07)	$0.05	$(0.11)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.07	$(0.07)	$0.05	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,478	81,965	98,440	81,954

Diluted	99,859	81,965	99,821	81,954

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2011	97,948	$979	$398,369	$(359,363)	$39,985
Stock options exercised	96	1	62	—	63
Vesting of warrants granted	—	—	166	—	166
Stock-based bonuses and match to 401(k) Plan	436	5	410	—	415
Net income	—	—	—	5,014	5,014

Balance, June 30, 2012	98,480	$985	$399,007	$(354,349)	$45,643

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,014	$(9,385)
Loss from discontinued operations	(19)	(8)

Net income (loss) from continuing operations	5,033	(9,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	101	99
Foreign currency exchange	(23)	648
Non-cash compensation expense	415	459
Non-cash loss in equity method investee	2,985	6,938
Non-cash technical services revenue from Dynamic Fuels, LLC	(3,685)	—
Changes in assets and liabilities:
Accounts receivable	(33)	497
Accounts receivable from Dynamic Fuels, LLC	(494)	(1,113)
Other assets	106	182
Accounts payable	76	(1,064)
Accrued liabilities and other	192	317
Deferred revenue	(6,000)	—

Net cash used in continuing operations	(1,327)	(2,414)
Net cash used in discontinued operations	(19)	(8)

Net cash used in operating activities	(1,346)	(2,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(23)
Investment in and loans to Dynamic Fuels, LLC	(3,000)	(3,850)

Net cash used in investing activities	(3,005)	(3,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	63	35

Net cash provided by financing activities	63	35

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,288)	(6,260)
CASH AND CASH EQUIVALENTS, beginning of period	22,601	12,513

CASH AND CASH EQUIVALENTS, end of period	$18,313	$6,253

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrants	$166	$—

Investment in Dynamic Fuels, LLC	$6,597	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1. Basis of Reporting

The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, propane and other chemical products.

Our Bio-Synfining™ Technology is a renewable application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

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

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the six months ended March 31, 2012.

2. Operations and Liquidity

In the past we have sustained recurring losses and negative cash flows from operations. As of June 30, 2012, we had approximately $18.3 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

On June 8, 2012 the Company received a Nasdaq Staff Deficiency Letter, indicating the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under the marketplace Rule 5500(a)(2). The Company is provided 180 calendar days, or until December 5, 2012 to regain compliance.

3. Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

4. Investment in and Loans to Dynamic Fuels, LLC

On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Among other things, the agreements included a technology license agreement whereby we would provide for the transfer of our Bio-Synfining technology, provide technology support services to Dynamic Fuels, and receive payment of royalties to us for plant production. These agreements also included a sales agreement whereby Tyson would be paid a sourcing fee to procure feedstock. In order to induce Tyson to enter into the agreements with us, we granted Tyson warrants to purchase our common stock. The vesting date of the warrants was to have been based on provisions of a site license agreement under which a performance test would be performed. The site license agreement was never executed.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment systems are being enacted to deal with variability seen in the delivered feedstock. Upgrades to the feedstock pre-treatment area is progressing with one unit installed, two additional units procured and scheduled for delivery in October with installation and commissioning to follow in November. The unit installed in May has provided consistent and steady service since completion of commissioning and startup.

Throughout 2011 and 2012 Syntroleum has provided engineering and other services and paid costs for services performed by others on behalf of Dynamic Fuels. As Dynamic Fuels’ cash flow was insufficient to pay Syntroleum for these services, Syntroleum’s account receivable from Dynamic Fuels, including accrued royalties, had grown to $2,896,000 as of May 2012. Because of uncertainty surrounding Syntroleum's ability to collect for its services, we did not recognize, in revenue, additional invoices of $3,701,000. During the quarter ended June 30, 2012, Dynamic Fuels began making payments on a current basis for 2012 services invoiced.

On June 27, 2012, Dynamic Fuels and its two members entered into an agreement (the “Settlement Agreement”) pertaining to several matters, including the following:

1.	The process guarantee and performance test requirements set forth in the Master License and Site License Agreements and the Parties’ rights and obligations under such provisions were waived and deemed unnecessary. Contemporaneous with the execution of the Settlement Agreement, Syntroleum and Dynamic Fuels entered into a revised Site License Agreement;

2.	The Sales Agreement under which Tyson procures feedstock was amended whereby Tyson will be paid as an incentive, an additional $.01 per pound limited to low cost feedstock procured, typically yellow grease and unrefined corn oil, for the amount of 1.1 billion pounds;

3.	Dynamic Fuels’ obligations to its two members for sourcing fees, running royalty fees, line of credit or interest fees and services and expenses under technical service agreements in the amount of $6,597,000 each were contributed to Dynamic Fuels’ equity;

4.	Syntroleum will provide Dynamic Fuels, at no cost to Dynamic Fuels, technical drawings for upgrading the feedstock pre-treatment system which were delivered on July 31, 2012. In addition, Syntroleum will also provide free of charge to Dynamic Fuels 2,000 man hours of technical services; and

5.	The Warrants issued to Tyson to purchase 4,250,000 shares vested June 27, 2012 and are exercisable by Tyson in accordance with the terms of the Warrant Agreement.

The financial impacts of the Settlement Agreement affect Syntroleum directly and, through our equity in earnings of Dynamic Fuels, indirectly. The direct impacts have been recorded by us during the quarter ended June 30, 2012. These were:

1.	To record in revenue previously unrecognized technical services revenue of $3,701,000;

2.	To record $166,000 for the fair value of the vested warrants. The Company utilized the black-scholes option valuation model to estimate the fair value of its warrants to Tyson. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the assumptions related to the Tyson warrants:

Number of Shares	Exercise Price	Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Expected Life
4,250,000	$2.87	$0.039	0.31%	73%	—	2 years

3.	To increase Investment In and Loans To Dynamic Fuels, LLC by $6,597,000.

Dynamic Fuels earnings and owners’ equity, and our share thereof, will be impacted by decisions Dynamic Fuels accounting management make to account for the various provisions of the Settlement Agreement. Dynamic Fuels’ accounting management consults with us to obtain our input before making significant accounting decisions. However, we do not control the decisions themselves or their timing. We expect Dynamic to report the financial impacts of the Settlement Agreement in the next fiscal quarter.

Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. As of June 30, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $45,627,000, which represents our equity investment in and loans to this entity in the amount of $45,405,000 and accounts receivable from this entity in the amount of $222,000, which fluctuates from time to time with certain operating activities.

Dynamic Fuels, LLC Quarter Ended March 31, 2012 unaudited financials (in thousands):

March 31,
Balance Sheet	2012
Cash and Receivables	$17,974
Inventory	14,720
Property, Plant and Equipment and Other Assets	145,716

Total Assets	$178,410

Accounts Payable and Accrued Liabilities	$7,518
Notes and Accounts Payable to Related Parties	43,094
Long-Term Liabilities	100,047

Total Liabilities	150,659

Total Members’ Equity	27,751

Total Liabilities and Members’ Equity	$178,410

Statement of Operations	For the Quarter Ended March 31, 2012	For the Six Months Ended March 31, 2012
Revenue	$46,664	$100,288
Operating Expenses	46,853	102,155

Loss from Operations	(189)	(1,867)

Other Income (Expense)	(613)	(1,063)

Net Loss	$(802)	$(2,930)

Dynamic Fuels began commercial operations in November of 2010. As of June 30, 2012, the plant had sold 50.1 million gallons of renewable products, such as diesel, jet fuel, naphtha, and LPG since it began commercial operations. Nameplate capacity for the plant is 75.0 million gallons per year. During the six months ended March 31, 2012, the plant produced renewable products at an average rate of 54% of design capacity or a total of 20.1 million gallons compared to 17% of design capacity or 6.5 million gallons for the same period in 2011. For the quarter ended June 30, 2012, the plant produced renewable products at an average rate of 34% of design or a total of 6.3 million gallons. Dynamic Fuels had its routine scheduled turnaround for 3 weeks in April. The plant was down from May 1st to May 24th due to a scheduled plant turnaround at our hydrogen supplier and then again for another 6 days in June with hydrogen curtailment.

Dynamic Fuels was involved in litigation arising from plant construction with L-Con Constructors. During the second quarter 2012, Dynamic Fuels agreed to a settlement payment of $8,000,000 to be paid to L-Con Constructors. Syntroleum contributed $3,000,000 as an additional capital contribution to Dynamic Fuels in April as its contribution to this settlement.

During the six months ended June 30, 2012 and 2011, we recognized technical services and royalty revenue from Dynamic Fuels in the amount of $4,806,000 and $853,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statements of Operations. We had a receivable from Dynamic Fuels of $222,000 and $2,624,000 as of June 30, 2012 and December 31, 2011, respectively.

5. Deferred Revenue

Deferred Revenue primarily consists of license fee deposits received upon the sale of a master volume or regional license agreement. We, as licensor, have entered into definitive agreements granting licensees the right and license to use certain patent rights and technical information to design, construct, operate, and maintain licensed facilities. License fee deposits received are recorded as deferred revenue until recognized as revenue in the consolidated statement of operations. We recognize 50 percent of license fee deposits as revenue only when the following conditions have been met: 1) a site license agreement has been formally executed, 2) the license fee deposit has been paid, and 3) the plant design package for the licensee’s initial plant has been delivered to the licensee. The remaining 50 percent of the licensee fee deposit is recorded as revenue once certain performance tests specific to the licensee plant have been met, or the end of the license term unless a site license has been executed and a plant design package delivered. We are under no obligation to return these revenues except in the case when a licensee builds a plant and the plant does not meet certain performance tests. Currently, all nonexpired licensee obligations are recorded as deferred revenues on the Consolidated Balance Sheets, denoting the amount is a future obligation arising from past transactions or events. During the quarter ended June 30, 2012, we recognized $6.0 million as technology revenue from the expiration of one of the license agreements dating back to 1997.

6. Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic weighted-average shares	98,478	81,965	98,440	81,954

Effect of dilutive securities:
Stock options	1,381	—	1,381	—

Diluted weighted-average shares	99,859	81,965	99,821	81,954

The table below includes information related to stock options, warrants and restricted stock that were outstanding at June 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first half weighted-average market price of our common shares or their inclusion would have been anti-dilutive to our income (loss) per share.

	June 30, 2012	June 30, 2011
Options, warrants and restricted stock excluded (in thousands)	13,129	18,062
Weighted-average exercise prices of options, warrants and restricted stock excluded	$3.24	$2.56
Six month weighted average market price	$.94	$1.85

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

As of June 30, 2012, approximately 4,473,109 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,224,085 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under	Weighted Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2011	8,007,874	$1.79
Granted at market price	—	—
Exercised	(96,000)	$0.66
Expired or forfeited	(173,610)	$1.22

OUTSTANDING AT JUNE 30, 2012	7,738,264	$1.82

The following table summarizes information about stock options outstanding at June 30, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$0.66 - $0.66	4,611,481	$0.66	6.05	4,611,481	$0.66
$1.41 - $1.55	1,060,666	1.54	0.67	1,060,666	1.54
$1.62 - $2.89	1,140,195	2.33	2.21	1,140,195	2.33
$3.19 - $6.88	675,228	6.47	2.33	675,228	6.47
$8.03 - $9.67	225,694	9.43	3.38	225,694	9.43
$10.51 - $10.51	25,000	10.51	3.09	25,000	10.51

	7,738,264	$1.82		7,738,264	$1.82

Various options were previously not vested until certain events occurred in connection with the performance test. A total of 3,457,300 stock options with a weighted average exercise price of $0.67/share vested on June 27, 2012 as the final vesting requirement was determined to have been met by the Nominating & Compensation Committee of the Board of Directors. The Nominating & Compensation Committee took this action based on the terms of the Settlement Agreement which provided that the Geismar plant performance test was waived and deemed unnecessary. There were no stock options granted during the six months ended June 30, 2012 or 2011.

The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2012 and 2011 was $36,000 and $76,000, respectively. The total amount of cash received in 2012 and 2011 by the Company from the exercise of these options was $63,000 and $35,000, respectively. As of June 30, 2012, the intrinisic value of fully vested stock options was $92,230. The remaining weighted average contractual term for options exercisable is approximately 4.34 years.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the six months ended June 30, 2012 and 2011 was $415,000 and $459,000, respectively.

Restricted Stock

We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the six months ended June 30, 2012 and 2011 was $0.96 (total grant date fair value of $350,000) and $2.21 (total grant date fair value of $436,000), respectively. As of June 30, 2012, the aggregrate intrinsic value of restricted stock units that are fully vested was $677,000. The total fair value of restricted stock units vested during the quarter ended June 30, 2012 and 2011 was $350,000 and $499,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares /Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER 31, 2011	1,047,712	$0.35
Granted	364,582	$0.96
Vested	(1,412,294)	$0.96
Forfeited	—	$—

NONVESTED AT JUNE 30, 2012	—	$—

The Nominating & Compensation Committee determined the vesting of the final performance standard with respect to the outstanding restricted stock had occurred based on the terms of the Settlement Agreement which provided that the Geismar plant performance test was waived and deemed unnecessary.

8. Commitments and Contingencies

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,195,000 at June 30, 2012. Expense is not recognized until an employee is severed.

On May 29, 2012, Syntroleum Corporation was sued for alleged patent infringement by Neste Oil Oyj regarding U.S. Patent No. 8,187,344. The ‘344 patent is related to and shares the same inventors as a prior Neste patent (U.S. Patent No. 7,279,018), and both are directed to a fuel composition for diesel engines. Following reexamination proceedings at the U.S. Patent & Trademark Office, all claims of the ‘018 patent were rejected. In particular, on March 22, 2012, the USPTO’s Board of Patent Appeals and Interferences affirmed the Examiner's rejection of the ‘018 patent’s claims, finding that “the evidence of record as a whole supports the Examiner’s conclusion that the fuel composition as claimed would have been obvious to one of ordinary skill in the art...” The ‘344 patent similarly adds nothing new to the field of fuel compositions used for diesel engines. Syntroleum has not infringed any of Neste's alleged patent rights and Syntroleum intends vigorously to defend against the complaint’s allegations, and is confident that its position will be vindicated.

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

Our Bio-Synfining™ Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

Commercial and Licensee Projects

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining™ Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. As of June 30, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $45,627,000, which represents our equity investment in and loans to this entity in the amount of $45,405,000 and accounts receivable from this entity in the amount of $222,000, which fluctuates from time to time with certain operating activities.

As of June 30, 2012, Syntroleum had contributed $50.1 million in capital contributions and an additional $14.0 million in the form of working capital loans to Dynamic Fuels. The $14.0 million non-interest bearing loan does not have a stated term but will be repaid upon Dynamic Fuels generating sufficient operating cash flow.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap, which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. The daily floating interest rate as of June 30, 2012 was 1.8%. This debt funding is in addition to the equity contributions and loans provided by each member.

The renewable diesel produced by Dynamic Fuels meets the ASTM D975 standard for petroleum diesel fuel. The diesel fuel produced by Dynamic Fuels generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of June 30, 2012, RIN prices were $1.36 per gallon and therefore worth $2.31 per gallon with the 1.7 multiplier.

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

Dynamic Fuels began commercial operations in November of 2010. As of June 30, 2012, the plant had sold 50.1 million gallons of renewable products, such as diesel, jet fuel, and naphtha. Nameplate capacity for the plant is 75.0 million gallons per year. During the six months ended March 31, 2012, the plant produced renewable products at an average rate of 54% of design capacity or a total of 20.1 million gallons compared to 17% of design capacity or 6.5 million gallons for the same period in 2011. For the quarter ended June 30, 2012, the plant produced renewable products at an average rate of 34% of design or a total of 6.3 million gallons. Dynamic Fuels had its routine scheduled turnaround for three weeks in April. The plant was down from May 1st to May 24th due to a scheduled plant turnaround at our hydrogen supplier and then again for another six days in June with hydrogen curtailment.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment systems are being enacted to deal with variability seen in the delivered feedstock. Upgrades to the feedstock pre-treatment area is progressing with one unit installed, two additional units procured and scheduled for delivery in October with installation and commissioning to follow in November. The unit installed in May has provided consistent and steady operational service since completion of commissioning and startup.

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

	Quarter Ended 12/31/10	Quarter Ended 3/31/11	Quarter Ended 6/30//2011	Quarter Ended 9/30/2011	Quarter Ended 12/31/11	Quarter Ended 3/31/12	Quarter Ended 6/30/12
Renewable Products Sold (in millions)	1.3	4.5	7.2	12.5	11.0	8.9	4.7
% of Design Capacity	7%	23%	39%	67%	58%	47%	25%

Revenue $/Gal	$6.04	$4.57	$4.84	$5.11	$4.87	$5.23	5.13
Feedstock $/Gal	2.67	3.05	4.11	4.26	3.83	3.93	3.94
OPEX and General & Administrative/Gal	6.83	3.39	2.24	1.09	1.19	1.32	2.19

Net Operating Loss/ Gal	$(3.46)	$(1.87)	$(1.51)	$(0.24)	$(0.15)	$(0.02)	$(1.00)

Results of Operations

Consolidated Unaudited Results for the Three Months and Six Months Ended,

	Three Months Ended		Six Months Ended
Revenues	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In Thousands)
Technology	$6,150	$150	$6,300	$300
Technical Services	473	383	954	884
Technical Services from Dynamic Fuels	4,052	316	4,431	514
Royalties from Dynamic Fuels, LLC Plant Production	135	339	375	339

	$10,810	$1,188	$12,060	$2,037

Technology Revenue. Technology Revenue was $6,300,000 and $300,000 for the six months ended June 30, 2012 and 2011, respectively. $6 million dollars at June 30, 2012 relates to the recognition of unearned revenue from an expired license agreement.

Technical Services Revenue. Revenues from engineering services for technical services and continued work on the engineering design and project management of Dynamic Fuels were $4,431,000 and $514,000 for the six months ended June 30, 2012 and 2011, respectively. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2012. Revenue from Dynamic Fuels increased in 2012 due to the recognition of revenue from services billed but previously not recognized.

Royalty Revenue. Revenues from royalties of renewable fuel production at the Dynamic Fuels plant is recognized from production of renewable products from the date of commercial operations to June 30, 2012. We will continue to recognize royalties from actual plant production of renewable products quarterly.

	Three Months Ended		Six Months Ended
Operating Costs and Expenses	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(In Thousands)
Engineering	$592	$588	$1,190	$1,144
Depreciation and amortization	49	50	101	99
Non-cash equity compensation	102	(8)	415	459
General, administrative and other	1,304	772	2,377	2,136

	$2,047	$1,402	$4,083	$3,838

Engineering. Expenses from engineering activities were $1,190,000 for the six months ended June 30, 2012 compared to $1,144,000 during the same period in 2011. There was no change in engineering activities during 2012 compared to 2011.

Non-cash Equity Compensation. Non-cash equity compensation for the six months ended June 30, 2012 was $415,000 compared to $459,000 for the same period in 2011. The expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining™ Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We have recognized the remaining amount of equity compensation for the milestone based awards in 2012.

General, Administrative and Other. General and administrative expenses for the six months ended June 30, 2012 were $2,377,000 compared to $2,136,000 during the same period in 2011. The increase in general and administrative expenses primarily relates to increased legal fees.

Loss from Dynamic Investment. Our 50% share of the Dynamic Fuels loss for its six months ended March 31, 2012 decreased compared to the same period last year due to increased production revenue to offset fixed costs of the operating plant. Loss from our investment in Dynamic Fuels was $2,155,000 for the quarter ended March 31, 2012, compared to a loss of $4,829,000 for the same period in 2011. Loss for the six months ended March 31, 2012, compared to the loss for the same period in 2011 was $2,985,000 and $6,938,000 respectively. Dynamic Fuels’ revenue was $100,288,000 with operating expenditures of $102,155,000 and other expense of $1,063,000 for the six months ended March 31, 2012. This compares to revenue of $28,098,000 with operating expenditures of $40,464,000 and other expense of $1,305,000 for the six months ended March 31, 2011. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag.

Liquidity and Capital Resources

General

As of June 30, 2012, we had approximately $18,313,000 in cash and cash equivalents. At June 30, 2012, we had $380,000 in accounts receivable outstanding relating to our technical services revenue provided to Dynamic Fuels and other clients. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.

Our current liabilities totaled $1,907,000 as of June 30, 2012.

Our business plan over the next several years is perform engineering design and services for a GTL plant. If this would ultimately lead to potential investments in additional plants we will need to raise capital. If we obtain additional funds by issuing equity, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing might be available.

Until such time the funds provided by Dynamic Fuels operations are sufficient to meet working capital requirements, we expect to fund additional short-term working capital needs through working capital loans. We have contributed cash in the amount of $43,500,000 to the capital of Dynamic Fuels since inception, have loaned Dynamic Fuels $14 million and have receivables due from Dynamic Fuels of $222,000. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, our entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

Cash flows used in operations were $1,346,000 during the six months ended June 30, 2012, compared to $2,422,000 during the six months ended June 30, 2011. The decrease in cash flows used in operations primarily relates to the payment of certain accounts payable in 2011 that were not present in 2012.

Cash flows used in investing activities were $3,005,000 during the six months ended June 30, 2012 compared to $3,873,000 during the six months ended June 30, 2011. We funded approximately $3 million in equity capital and $3 million in working capital loans to Dynamic Fuels during 2012 and 2011, respectively.

Cash flows provided by financing activities during the six months ended June 30, 2012 was $63,000 compared to $35,000 during the six months ended June 30, 2011. The cash provided by financing activities during both years is due to net proceeds received from the exercise of stock options.

Contractual Obligations

Our operating leases include leases for corporate headquarters, copiers and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,195,000 at June 30, 2012. Expense is not recognized until an employee is severed.

We as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement at the request of the licensee we must execute a Site License Agreement in favor of licensee. On June 27, 2012 the Site License Agreement was executed and process guarantee and performance test contained therein were waived and deemed unnecessary by Dynamic Fuels. For purposes of the Warrant Agreement dated June 22, 2007 between Syntroleum and Tyson Foods, Inc., the First Plant Commercial Operation Date as defined in the Warrant Agreement was deemed to be June 27, 2012. We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.

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

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Not applicable.

Use of Proceeds.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Settlement Agreement and Mutual Release dated as of June 27, 2012, among Syntroleum Corporation, Tyson Foods, Inc. and Dynamic Fuels, LLC.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: August 8, 2012	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

10.1	Settlement Agreement and Mutual Release dated as of June 27, 2012, among Syntroleum Corporation, Tyson Foods, Inc. and Dynamic Fuels, LLC.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power