Form 10-Q
period 2012-09-30
SYNTROLEUM CORP
filed 2012-11-08
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012.

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

At November 1, 2012, the number of outstanding shares of the issuer’s common stock was 98,286,695.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,579	$22,601
Restricted cash	1,054	1,189
Accounts receivable	211	125
Accounts receivable from Dynamic Fuels, LLC	237	—
Other current assets	39	277

Total current assets	19,120	24,192

ACCOUNTS RECEIVABLE FROM DYNAMIC FUELS, LLC	—	2,624
PROPERTY AND EQUIPMENT – at cost, net	60	86
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	42,682	38,643
OTHER ASSETS, net	1,031	1,106

	$62,893	$66,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$361	$220
Accrued employee costs	744	288
Deposits	1,054	1,189

Total current liabilities	2,159	1,697

NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	15,671	24,366
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 98,243 and 97,948 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	982	979
Additional paid-in capital	398,873	398,369
Accumulated deficit	(355,395)	(359,363)

Total stockholders’ equity	44,460	39,985

	$62,893	$66,651

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Technology	$3,150	$150	$9,450	$450
Technical services	516	430	1,470	1,314
Technical services from Dynamic Fuels, LLC	372	286	4,803	800
Royalties from Dynamic Fuels, LLC plant production	304	310	679	649

Total revenues	4,342	1,176	16,402	3,213

COSTS AND EXPENSES:
Engineering	710	562	1,900	1,706
Depreciation and amortization	42	49	143	148
General, administrative and other (including non-cash equity compensation of $61 and $69 for the three months ended September 30, 2012 and 2011, respectively, and $476 and $528 for the nine months ended September 30, 2012 and 2011, respectively.)	1,553	1,017	4,345	3,612

OPERATING INCOME (LOSS)	2,037	(452)	10,014	(2,253)

INTEREST INCOME	4	4	18	10
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(2,752)	(5,348)	(5,737)	(12,286)
OTHER INCOME	1	2	5	6
FOREIGN CURRENCY EXCHANGE	(327)	1,206	(304)	558

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,037)	(4,588)	3,996	(13,965)

LOSS FROM DISCONTINUED OPERATIONS	(9)	(9)	(28)	(17)

NET INCOME (LOSS)	$(1,046)	$(4,597)	$3,968	$(13,982)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$0.04	$(0.16)

Income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.01)	$(0.05)	$0.04	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,254	91,843	98,377	87,020

Diluted	98,676	91,843	99,489	87,020

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Total
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2011	97,948	$979	$398,369	$(359,363)	$39,985
Stock options exercised	96	1	62	—	63
Vesting of awards granted	8	—	194	—	194
Restricted stock purchased and retired	(287)	(3)	(196)	—	(199)
Stock-based bonuses and match to 401(k) Plan	478	5	444	—	449
Net income	—	—	—	3,968	3,968

Balance, September 30, 2012	98,243	$982	$398,873	$(355,395)	$44,460

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,968	$(13,982)
Loss from discontinued operations	(28)	(17)

Net income (loss) from continuing operations	3,996	(13,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	143	148
Foreign currency exchange	304	(558)
Non-cash compensation expense	476	528
Non-cash loss in equity method investee	5,737	12,286
Non-cash technical services revenue from Dynamic Fuels, LLC	(3,714)	—
Changes in assets and liabilities:
Accounts receivable	(86)	451
Accounts receivable from Dynamic Fuels, LLC	(509)	(1,449)
Other assets	208	(30)
Accounts payable	141	(979)
Accrued liabilities and other	457	467
Deferred revenue	(9,000)	—

Net cash used in continuing operations	(1,847)	(3,101)
Net cash used in discontinued operations	(28)	(18)

Net cash used in operating activities	(1,875)	(3,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11)	(37)
Investment in and loans to Dynamic Fuels, LLC	(3,000)	(4,500)

Net cash used in investing activities	(3,011)	(4,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	63	35
Purchase and retirement of restricted stock	(199)	—
Proceeds from sales of common stock	—	23,538

Net cash provided by (used in) financing activities	(136)	23,573

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,022)	15,917
CASH AND CASH EQUIVALENTS, beginning of period	22,601	12,513

CASH AND CASH EQUIVALENTS, end of period	$17,579	28,430

Supplemental disclosure of cash flow information
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock warrants	$166	$—

AR contributed as Investment in Dynamic Fuels, LLC	$2,896	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. Basis of Reporting

The focus of Syntroleum Corporation and subsidiaries is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using our Synfining® Process into liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, and propane.

Our Bio-Synfining®Technology is a renewable application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC (“Dynamic Fuels”) joint venture. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations for the nine months ended June 30, 2012.

2. Operations and Liquidity

In the past we have sustained recurring losses and negative cash flows from operations. As of September 30, 2012, we had approximately $17.6 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. We expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

On June 8, 2012 the Company received a Nasdaq Staff Deficiency Letter, indicating the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under the marketplace Rule 5500(a)(2). The Company is provided 180 calendar days, or until December 5, 2012 to regain compliance.

On October 30, 2012 the Company sent a request to the Nasdaq for an additional 180-day compliance period. The Company believes that it meets all of the necessary requirements for such an extension and is awaiting a response from the Nasdaq on its request.

3. Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

4. Investment in and Loans to Dynamic Fuels, LLC

On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining®Technology. The agreements included a technology license agreement whereby we would provide for the transfer of our Bio-Synfining® technology, provide technology support services to Dynamic Fuels, and receive payment of royalties for plant production. These agreements also included a sales agreement whereby Tyson would be paid a sourcing fee to procure feedstock. In order to induce Tyson to enter into the agreements with us, we granted Tyson warrants to purchase our common stock. On June 27, 2012, the process guarantee and performance test requirements set forth in the Master License and Site License Agreements were waived and deemed unnecessary, the warrants issued to Tyson were vested and a revised Site License Agreement was executed between Syntroleum and Dynamic Fuels. In addition, the Sales Agreement was amended whereby Tyson will be paid an additional $.01 per pound of identified types of low cost feedstock procured limited to procurement of 1.1 billion pounds.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area are progressing with one unit installed and two additional units in the process of being installed with commissioning expected in November. The unit installed in May has provided consistent and steady service.

Throughout 2011 and 2012 Syntroleum has provided engineering and other services and paid costs for services performed by others on behalf of Dynamic Fuels. On June 27, 2012 a Settlement Agreement was reached among the owners of Dynamic Fuels’ whereby the obligations to its two members for sourcing fees, running royalty fees, line of credit or interest fees and services and expenses under technical service agreement in the amount of $6,597,000 each were contributed to Dynamic Fuels’ equity. At June 30, 2012 Syntroleum recorded previously unrecognized technical services revenue of $3,701,000 and $166,000 for the fair value of the vested warrants. Dynamic Fuels reported the financial impact of the Settlement Agreement during the fiscal quarter ended June 30, 2012 except for an additional equity contribution recorded in September 2012 to clear the final remaining unpaid invoices of $1.2 million due Tyson and $13,000 due Syntroleum.

Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. As of September 30, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $42,919,000, which represents our equity investment in and loans to this entity in the amount of $42,682,000 and accounts receivable from this entity in the amount of $237,000 which fluctuates from time to time with certain operating activities.

Dynamic Fuels, LLC Quarter Ended June 30, 2012 unaudited financials (in thousands):

June 30,
Balance Sheet	2012
Cash and Receivables	$4,980
Inventory	21,135
Property, Plant and Equipment and Other Assets	154,679

Total Assets	$180,794

Accounts Payable and Accrued Liabilities	$4,994
Notes and Accounts Payable to Related Parties	31,726
Long-Term Liabilities	100,050

Total Liabilities	136,770

Total Members’ Equity	44,024

Total Liabilities and Members’ Equity	$180,794

Statement of Operations	For the Quarter Ended June 30, 2012	For the Nine Months Ended June 30, 2012
Revenue	$24,031	$124,318
Operating Expenses	28,444	130,599

Loss from Operations	(4,413)	(6,281)

Other Income (Expense)	(508)	(1,570)

Net Loss	$(4,921)	$(7,851)

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2012, the plant had sold 63.0 million gallons of renewable products, such as diesel, jet fuel, naphtha, and LPG since it began commercial operations. Nameplate capacity for the plant is 75.0 million gallons per year. During the nine months ended June 30, 2012, the plant produced renewable products at an average rate of 47% of design capacity or a total of 26.5 million gallons compared to 25% of design capacity or 14.0 million gallons for the same period in 2011. For the quarter ended September 30, 2012, the plant produced renewable products at an average rate of 56% of design or a total of 10.6 million gallons. During the quarter ended September 30, 2012 the plant ran a total of 51 days at full rates, was down a total of 5 days due to Hurricane Isaac, down 16 days due to transition from shutdown to start up and down 20 days due to various mechanical issues related to the heat exchangers and hydrogen compressor.

During the nine months ended September 30, 2012 and 2011, we recognized technical services and royalty revenue from Dynamic Fuels in the amount of $5,482,000 and $1,449,000 respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statements of Operations. We had a receivable from Dynamic Fuels of $237,000 and $2,624,000 as of September 30, 2012 and December 31, 2011, respectively.

5. Deferred Revenue

Deferred Revenue primarily consists of license fee deposits received upon the sale of a license agreement. Syntroleum has entered into definitive agreements and received license fee recorded as deferred revenue on the Consolidated Balance Sheets until recognized as revenue in the consolidated statement of operations. We recognize 50 percent of license fee deposits as revenue when the following conditions are met: 1) a site license agreement has been executed, 2) the license fee deposit has been paid, and 3) the initial plant design package has been delivered. The remaining 50 percent of the licensee fee deposit is recorded as revenue once certain performance test specifics are met, or the end of the license term. We are under no obligation to return these revenues except in the case a plant does not meet certain performance tests. Currently, all nonexpired licensee obligations are recorded as deferred revenues on the Consolidated Balance Sheets, denoting the amount is a future obligation arising from past transactions or events. During the quarter ended September 30, 2012, we recognized $3.0 million as technology revenue from the expiration of one of the license agreements dating back to 1997.

6. Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Basic weighted-average shares	98,254	91,843	98,377	87,020

Effect of dilutive securities:
Stock options	422	—	1,112	—

Diluted weighted-average shares	98,676	91,843	99,489	87,020

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

	September 30, 2012	September 30, 2011
Options, warrants and restricted stock excluded (in thousands)	20,756	26,062
Weighted-average exercise prices of options, warrants and restricted stock excluded	$2.93	$2.49
Nine month weighted average market price	$.87	$1.62

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

As of September 30, 2012, approximately 4,723,683 shares of common stock were available for grant under our current plan. We are authorized to issue up to approximately 12,138,888 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under	Weighted Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2011	8,007,874	$1.79
Granted at market price	—	—
Exercised	(96,000)	$0.66
Expired or forfeited	(496,669)	$1.53

OUTSTANDING AT SEPTEMBER 30, 2012	7,415,205	$1.83

The following table summarizes information about stock options outstanding at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$0.66 – $0.66	4,611,481	$0.66	5.82	4,611,481	$0.66
$1.41 – $1.55	1,060,666	1.54	0.42	1,060,666	1.54
$1.62 – $2.89	817,136	2.58	2.75	817,136	2.58
$3.19 – $6.88	675,228	6.47	2.08	675,228	6.47
$8.03 – $9.67	225,694	9.43	3.13	225,694	9.43
$10.51 – $10.51	25,000	10.51	2.84	25,000	10.51

	7,415,205	$1.83		7,415,205	$1.83

A total of 3,457,300 stock options with a weighted average exercise price of $0.67/share vested on June 27, 2012 as the final vesting requirement was determined to have been met by the Nominating & Compensation Committee of the Board of Directors based on the terms of the Settlement Agreement which provided that the Geismar plant performance test was waived and deemed unnecessary. There were no stock options granted during the nine months ended September 30, 2012 or 2011.

The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the nine months ended September 30, 2012 and 2011 was $36,000 and $76,000, respectively. The total amount of cash received in 2012 and 2011 by the Company from the exercise of these options was $63,000 and $35,000, respectively. As of September 30, 2012, the intrinisic value of fully vested stock options was $461,148. The remaining weighted average contractual term for options exercisable is approximately 4.48 years.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the nine months ended September 30, 2012 and 2011 was $476,000 and $528,000 respectively.

Restricted Stock

We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $0.96 (total grant date fair value of $350,000) and $2.21 (total grant date fair value of $436,000), respectively. As of September 30, 2012, the aggregrate intrinsic value of restricted stock units that are fully vested was zero. The total fair value of restricted stock units vested during the quarter ended September 30, 2012 and 2011 was zero and $499,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER 31, 2011	1,047,712	$0.35
Granted	364,582	$0.96
Vested	(1,412,294)	$0.51
Forfeited	—	$—

NONVESTED AT September 30, 2012	—	$—

The Nominating & Compensation Committee determined the vesting of the final performance standard with respect to the outstanding restricted stock had occurred based on the terms of the Settlement Agreement which provided that the Geismar plant performance test was waived and deemed unnecessary. There was no restricted stock granted during the nine months ended September 30, 2012 or 2011.

8. Commitments and Contingencies

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,195,000 at September 30, 2012. Expense is not recognized until an employee is severed.

On September 14, 2012, the U.S. Patent & Trademark Office (“PTO”) issued an Order granting Syntroleum’s August 17th request for inter partes reexamination of U.S. Patent No. 8,187,344 and also issued an Office Action initially rejecting all claims of the patent as obvious in view of the prior art. The ‘344 patent is the subject of a patent suit filed by Neste Oil Oyj against Syntroleum on May 29, 2012 in the District of Delaware. The ‘344 patent is related to and shares the same inventors as a prior Neste patent (U.S. Patent No. 7,279,018) and both are directed to a fuel composition for diesel engines. The PTO’s recent Order is consistent with a prior finding on March 22, 2012 by the PTO’s Board of Patent Appeals and Interferences affirming the Examiner’s rejection of the ‘018 patent’s claims because “the evidence of record as a whole supports the Examiner’s conclusion that the fuel composition as claimed would have been obvious to one of ordinary skill in the art . . .”. Neste declined to appeal this ruling and on July 31, 2012, the PTO issued a Reexamination Certificate cancelling all claims of the ‘018 patent.

Syntroleum’s Answer and Counterclaims to Neste’s First Amended Complaint regarding the ‘344 patent was filed on September 24th, wherein Syntroleum denied Neste’s infringement allegations and asserted invalidity of the ‘344 patent on prior art and other grounds. Syntroleum’s Motion to Stay the district court action in view of the PTO reexamination proceedings is pending. Syntroleum will continue to vigorously defend against the complaint’s allegations in the district court and will also pursue invalidity of the ‘344 patent via the PTO reexamination proceedings, and is confident its position will be vindicated.

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

Overview

Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of the “Syntroleum® Process” and previously consisted of research and development supporting the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels such as diesel, jet fuel (HRJ), kerosene, naphtha, and propane. Our Bio-Synfining® Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via Dynamic Fuels. The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

Commercial and Licensee Projects

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining® Technology pursuant to the provisions of the “LLC Agreement”. The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag. As of September 30, 2012, Syntroleum’s total estimated maximum exposure to loss as a result of its relationships with this entity was approximately $42,919,000, which represents our equity investment in and loans to this entity in the amount of $42,682,000 and accounts receivable from this entity in the amount of $237,000, which fluctuates from time to time with certain operating activities.

As of September 30, 2012, Syntroleum had contributed $50.1 million in capital contributions and an additional $14.0 million in the form of working capital loans to Dynamic Fuels. The $14.0 million non-interest bearing loan does not have a stated term but will be repaid upon Dynamic Fuels generating sufficient operating cash flow.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the plant. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue. The interest rate for the Bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap, which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage. The daily floating interest rate as of September 30, 2012 was 2.0%. Year to date the average interest rate was 1.56%. This debt funding is in addition to the equity contributions and loans provided by each member.

Renewable diesel produced by Dynamic Fuels meets ASTM D975 standard for petroleum diesel. Diesel produced by Dynamic Fuels generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of January 5, 2012 RIN prices were $1.55 per gallon with a 1.7 multiplier value of $2.64 per gallon. During the year RIN prices have averaged $1.21 per gallon with a 1.7 multiplier average value of $2.06 per gallon. On November 1, 2012 RIN prices were $0.58 per gallon and therefore worth $0.99 per gallon with the 1.7 multiplier.

In 2011, Dynamic Fuels announced a contract with the U.S. Navy to supply 450,000 gallons of renewable fuels. This includes 100,000 gallons of jet fuel and 350,000 gallons of marine distillate fuel. The fuel was used in the Navy’s “Green Strike Group” composed of air craft, vessels and ships powered by renewable fuels. This represents the single largest purchase of biofuel in government history, as reported by the Navy and USDA.

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

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2012, the plant had sold 63.0 million gallons of renewable products, such as diesel, jet fuel, naphtha, and LPG since it began commercial operations. Nameplate capacity for the plant is 75.0 million gallons per year. During the nine months ended June 30, 2012, the plant produced renewable products at an average rate of 47% of design capacity or a total of 26.5 million gallons compared to 25% of design capacity or 14.0 million gallons for the same period in 2011. For the quarter ended September 30, 2012, the plant produced renewable products at an average rate of 56% of design or a total of 10.6 million gallons. During the quarter ended September 30, 2012 the plant ran a total of 51 days at full rates, was down a total of 5 days due to Hurricane Isaac, down 16 days due to transition from shutdown to start up and down 20 days due to various mechanical issues related to the heat exchangers and hydrogen compressor.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area are progressing with one unit installed and two additional units in the process of being installed with commissioning expected in November. The unit installed in May has provided consistent and steady service.

On October 25, 2012 the plant was taken down for a standard turnaround. During this time routine maintenance will be performed.

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

	Quarter Ended 12/31/10	Quarter Ended 3/31/11	Quarter Ended 6/30/2011	Quarter Ended 9/30/2011	Quarter Ended 12/31/11	Quarter Ended 3/31/12	Quarter Ended 6/30/12	Quarter Ended 9/30/12
Renewable Products Sold (in millions)	1.3	4.5	7.2	12.5	11.0	8.9	4.7	10.6
% of Design Capacity	7%	23%	39%	67%	58%	47%	25%	56%
Revenue $/Gal	$6.04	$4.57	$4.84	$5.11	$4.87	$5.23	$5.13	$3.94
Feedstock $/Gal	2.67	3.05	4.11	4.26	3.83	3.93	3.94	3.62
OPEX and General & Administrative/Gal	6.83	3.39	2.24	1.09	1.19	1.32	2.19	1.03

Net Operating Loss/ Gal	$(3.46)	$(1.87)	$(1.51)	$(0.24)	$(0.15)	$(0.02)	$(1.00)	$(0.71)

Results of Operations

Consolidated Unaudited Results for the Three Months and Nine Months Ended,

	Three Months Ended		Nine Months Ended
Revenues	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In Thousands)
Technology	$3,150	$150	9,450	$450
Technical Services	516	430	1,470	1,314
Technical Services from Dynamic Fuels	372	286	4,803	800
Royalties from Dynamic Fuels, LLC Plant Production	304	310	679	649

	$4,342	$1,176	$16,402	$3,213

Technology Revenue.

Technology Revenue was $9,450,000 and $450,000 for the nine months ended September 30, 2012 and 2011, respectively. $9 million at September 30, 2012 relates to the recognition of unearned revenue from two expired license agreements.

Technical Services Revenue.

Revenues from engineering services for technical services and continued work on the engineering design and project management of Dynamic Fuels were $4,803,000 and $800,000 for the nine months ended September 30, 2012 and 2011, respectively. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2012. Revenue from Dynamic Fuels increased in 2012 due to the recognition of revenue from services billed but previously not recognized.

Royalty Revenue.

Revenues from royalties of renewable fuel production at the Dynamic Fuels plant is recognized from production of renewable products from the date of commercial operations to September 30, 2012. We will continue to recognize royalties from actual plant production of renewable products quarterly.

	Three Months Ended		Nine Months Ended
Operating Costs and Expenses	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In Thousands)
Engineering	710	$562	$1,900	$1,706
Depreciation and amortization	42	49	143	148
Non-cash equity compensation	61	69	476	528
General, administrative and other	1,492	948	3,869	3,084

	$2,305	$1,628	$6,388	$5,466

Engineering.

Expenses from engineering activities were $1,900,000 for the nine months ended September 30, 2012 compared to $1,706,000 during the same period in 2011. There was no change in engineering activities during 2012 compared to 2011.

Non-cash Equity Compensation.

Non-cash equity compensation for the nine months ended September 30, 2012 was $476,000 compared to $528,000 for the same period in 2011. The expense primarily relates to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining® Technology project. A majority of the expense associated with these awards was recognized in 2009 and 2010. We have recognized the remaining amount of equity compensation for the milestone based awards in 2012.

General, Administrative and Other.

General and administrative expenses for the nine months ended September 30, 2012 were $3,869,000 compared to $3,084,000 during the same period in 2011. The increase in general and administrative expenses primarily relates to increased legal fees.

Loss from Dynamic Investment.

Our 50% share of the Dynamic Fuels loss for its nine months ended June 30, 2012 decreased compared to the same period last year due to increased production revenue to offset fixed costs of the operating plant. Loss from our investment in Dynamic Fuels was $2,752,000 for the quarter ended June 30, 2012, compared to a loss of $5,348,000 for the same period in 2011. Loss for the nine months ended June 30, 2012, compared to the loss for the same period in 2011 was $5,737,000and $12,286,000 respectively. Dynamic Fuels’ revenue was $124,318,000 with operating expenditures of $130,599,000 and other expense of $1,570,000 for the nine months ended June 30, 2012. This compares to revenue of $63,101,000 with operating expenditures of $86,087,000 and other expense of $2,034,000 for the nine months ended June 30, 2011. We report our 50 percent share of Dynamic Fuels results of operations on a three month lag.

Liquidity and Capital Resources

General

As of September 30, 2012, we had approximately $17.6, million in cash and cash equivalents. At September 30, 2012, we had $448,000 in accounts receivable outstanding relating to our technical services revenue provided to Dynamic Fuels and other clients. We believe that all of the receivables currently outstanding will be collected and have not established a reserve for bad debts.

Our current liabilities totaled $2,156,000 as of September 30, 2012.

Our business plan over the next several years is to perform engineering design and services for a GTL plant. If this would ultimately lead to potential investments in additional plants we will need to raise capital. If we obtain additional funds by issuing equity, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing might be available.

Until such time the funds provided by Dynamic Fuels operations are sufficient to meet its own working capital requirements, we expect to fund additional short-term working capital needs through working capital loans. We have contributed cash in the amount of $43,500,000 to the capital of Dynamic Fuels since inception, have loaned Dynamic Fuels $14 million and have receivables due from Dynamic Fuels of $237,000. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, our entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

Cash flows used in continuing operations were $1,847,000 during the nine months ended September 30, 2012, compared to $3,101,000 during the nine months ended September 30, 2011. The decrease in cash flows used in operations primarily relates to the payment of certain accounts payable in 2011 that were not present in 2012.

Cash flows used in investing activities were $3,011,000 during the nine months ended September 30, 2012 compared to $4,537,000 during the nine months ended September 30, 2011. We funded approximately $3 million in equity capital and $4.5 million in working capital loans to Dynamic Fuels during 2012 and 2011, respectively.

Cash flows used in financing activities during the nine months ended September 30, 2012 were $136,000 compared to cash provided of $23.6 million during the nine months ended September 30, 2011. The cash provided by financing activities during both years is due to net proceeds received from the exercise of stock options and issuance of common stock during the third quarter of 2011. $199,000 was used to purchase and retire restricted stock during the third quarter of 2012.

Contractual Obligations

Our operating leases include leases for corporate headquarters, copiers and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,195,000 at September 30, 2012. Expense is not recognized until an employee is severed.

We as licensor, entered into a Bio-Synfining® Master License Agreement on June 22, 2007 with Dynamic Fuels, LLC. Under this license agreement, we at the request of the licensee must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining® Technology. On June 27, 2012 the Site License Agreement was executed and process guarantee and Performance Test contained therein were waived and deemed unnecessary by Dynamic Fuels. For purposes of the Warrant Agreement dated June 22, 2007 between Syntroleum and Tyson Foods, Inc., the First Plant Commercial Operation Date as defined in the Warrant Agreement was deemed to be June 27, 2012. We may need to fund future short-term working capital needs of Dynamic Fuels on an as needed basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Not applicable

Use of Proceeds.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: November 8, 2012	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power