Form 10-K
period 2012-12-31
SYNTROLEUM CORP
filed 2013-03-15
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $58,204,000 based on the closing price of such stock on such date of $0.68 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).

At March 1, 2013, the number of outstanding shares of the registrant’s common stock was 99,238,146.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining® Technology (hereinafter “Technologies”), plants based on these Technologies, anticipated cost and schedule to design, construct and operate plants, expected production of fuel, obtaining required financing for these plants and other activities, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of our Technologies, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview

Syntroleum Corporation (the “Company” or “Syntroleum”) began business as GTG, Inc. on November 15, 1984. On August 7, 1998 Syntroleum merged into SLH Company and became the surviving entity. The Company was later re-incorporated in Delaware on June 17, 1999. The focus of the Company and subsidiaries is the commercialization of our Technologies to produce synthetic liquid hydrocarbons.

The Technologies consist of Fischer-Tropsch (“FT”) technology to convert syngas to FT wax, and hydroprocessing technology. Our hydro-processing technology can be utilized either for conversion of FT wax (Synfining®) or fats oils and greases (Bio-Synfining®) into naphtha, diesel and liquefied petroleum gases (LPG). We are currently commercializing our FT coal-to-liquids or (“CTL”) technology via China Petroleum and Chemical Corporation (“Sinopec”) and our Bio-Synfining® technology through the Dynamic Fuels, LLC joint venture.

Bio-Synfining® Projects—Dynamic Fuels

On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture, Dynamic Fuels, LLC, a Delaware limited liability company (“Dynamic Fuels”), to construct and operate facilities in the United States using our Bio-Synfining® technology. The first facility began commercial operations in November 2010. The facility produces renewable diesel fuel that meets ASTM D975 standards, the same standards as conventional petroleum diesel. Renewable diesel fuel can be used in existing infrastructure and engines and be blended with petroleum diesel. We can also produce ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. Dynamic Fuels has sold ASTM D7566 and HRJ-5 for commercial and military aviation. The plant also produces naphtha and propane.

In 2012, Dynamic Fuels delivered 450,000 gallons of renewable fuels to the U.S. Navy which included 100,000 gallons of jet fuel, HRJ-5 and 350,000 gallons of marine distillate fuel. The fuel was used in demonstration testing in the Navy’s efforts to develop a “Green Strike Group” composed of vessels and ships powered by biofuel. This represents the single largest purchase of biofuel in government history, as reported by the Navy and USDA.

The renewable fuels industry benefits from economic incentives to produce biomass based diesel. The American Jobs Creation Act of 2004, the Energy Policy Act of 2005, or EPAct, and the Energy Independence and Security Act of 2007, or EISA, are the primary pieces of federal legislation that have established the groundwork for renewable fuels market development.

In August 2005, the EPAct established a Renewable Fuel Standard program, or RFS, requiring a specific amount of renewable fuel to be used in motor vehicle fuel nationwide. This requirement has been delegated to refiners and importers in the 48 contiguous states. Beginning in 2008, EISA amended the EPAct to increase the number of gallons of renewable fuel required to be used in motor vehicle fuel nationwide.

On July 1, 2010, an updated Renewable Fuel Standard program, or RFS2, was implemented. RFS2 requires certain volume minimums for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels’ renewable diesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Consistent with the RFS program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011, one billion gallons in 2012 and 1.28 billion in 2013.

Our renewable diesel fuel generates 1.7 D4 RIN’s per gallon. At December 31, 2012, D4 RIN prices were $0.64 per gallon. As of January 31, 2013, D4 RIN prices were $0.52 per gallon. During 2012, Dynamic Fuels received EPA Part 79, which allows its naphtha to be blended up to 10% in gasoline motor vehicle fuel and also registered the naphtha it produces with the EPA for D Code 5 RINs. D5 RINS were $0.55 at December 31, 2012 and were $0.49 on January 31, 2013. Dynamic Fuels can generate D Code 5 RINS for its naphtha if it is blended with gasoline and if the feedstock utilized does not include inedible corn oil produced by corn ethanol plants. While inedible corn oil is an approved feedstock for renewable diesel, it is not for renewable naphtha.

EISA and EPAct designated a tax credit of $1.00 per gallon for the production of renewable diesel and $0.50 per gallon alternative fuels mixture credit (AFMC) for the production of qualified alternative fuels, of which Dynamic Fuels’ renewable naphtha qualifies. These tax credits are generated upon mixture with allowed motor vehicle fuels such as petroleum diesel and gasoline. Prior to receiving EPA Part 79 registration on August 16, 2012, Dynamic Fuels’ renewable naphtha was not eligible to generate the $.50 per gallon AFMC. These tax credits are typically renewed at the end of each year in what is known as “tax extenders bills”. These tax credits expired on December 31, 2009 and were not renewed until November 2010, retroactively for 2010 and extended through December 31, 2011. These tax credits again expired unrenewed on December 31, 2011. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the credits for 2013 and retroactively reinstated the credits for 2012. Dynamic Fuels or its owners will receive a combined total of approximately $23 million for 2012 production from the $1 tax credit and will receive the alternative fuels mixture credit of $0.50 per gallon for a portion of the renewable naphtha also produced during 2012.

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2012, the plant had sold 63.0 million gallons of renewable products such as diesel, naphtha, and LPG. Nameplate capacity for the plant is 75.0 million gallons per year. During its fiscal year ended September 30, 2012, the plant produced renewable products at an average rate of 49% of design capacity compared to 35% during the fiscal year ended September 30, 2011.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants, which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area were installed during 2012. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards.

After completion of the maintenance turnaround on December 10, 2012 the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume production. As of the date these financial statements were issued, the plant continues to be in standby mode. While economic conditions have improved in 2013, Syntroleum and Tyson have not agreed on the economic conditions required for plant start-up. As start-up costs may require each of us to make additional loans to Dynamic Fuels, receipt of the tax credits, sometime during 2013, may play a role in start-up timing.

Business Strategy

Our objective is to be the leading independent provider of Syntroleum technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:

Focus on Commercialization. The Dynamic Fuels facility is the first of what we envision to be several production facilities utilizing our technologies in the business model.

Transfer our Technologies. We executed a transfer of our technology to Sinopec in 2009. Sinopec has reconstructed our Catoosa Demonstration Facility (“CDF”) in China for further research and development. The demonstration plant is operating successfully in China.

Provide Engineering Services. We continue to provide support to our licensees and prospective licensees through engineering services. Engineering services consist of design engineering, project management, application engineering and site support.

Syntroleum Technologies

Our Technologies produces synthetic liquid hydrocarbons that are compatible with refined products made from crude oil. These products include:

Middle Distillates for use in reciprocating and jet/turbine engines; and

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

The Carbon to Liquids Process

The carbon to liquids process involves two catalytic reactions: (1) conversion of carbon containing material into synthesis gas and (2) conversion of the synthesis gas into hydrocarbons over our proprietary Fischer-Tropsch catalyst.

Syngas may be generated from various carbon-bearing feedstocks by means of several commercial processes. Oxygen based natural gas, coal and biomass gasifiers are commercially available from licensors.

The Synfining® Process

We have also developed hydroprocessing for conversion of the Fischer-Tropsch wax into diesel fuel, jet fuel, lubricants, naphtha and other materials. This technology has been used to produce fuels for testing by the Department of Energy (“DOE”), the Department of Defense (“DOD”), U.S. Department of Transportation (“DOT”) and manufacturers globally.

The Bio-Synfining® Process

We have also adapted our Synfining® Process to accommodate fats, oils, greases, fatty acids and similar feedstocks in the production of renewable fuels. These feedstocks are similar in chemical structure to the products produced from the FT process. This refining technology was used to produce jet fuels for testing by the DOD in 2008 and is currently used in our Dynamic Fuels facility in Geismar, Louisiana for the production of diesel, naphtha, and LPG. Commercial certification of ASTM D7566 was obtained in 2011, resulting in our jet fuel being used as a 50/50 blend in commercial flights with KLM and Alaska Airlines. Phase change material can also be produced and is currently being tested for commercial application, through funding by the DOE.

Syntroleum Advantage

We believe the Syntroleum® Technologies will be attractive for companies reviewing methods of commercializing natural gas, coal and biomass reserves by converting them into synthetic liquid hydrocarbons.

Bio-Feedstocks

Renewable diesel can be used as a finished product and does not require blending however it can also be blended with petroleum-based fuels in any ratio. Our products can be transported through existing distribution infrastructures and our renewable middle distillates are fungible products meeting ASTM standards which can be used as a drop in replacement fuel for existing diesel and jet engines.

Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes. Approximately 18.6 billion pounds of soybean oil were produced in the U.S. during the 2011 crop year according to the U.S. Department of Agriculture. Corn oil extraction technology has been installed on an estimated 40% of all ethanol plants as of March 31, 2012 and is estimated to increase to 70% to 80% of all ethanol plants by the end of 2012. According to The Jacobsen, as of December 31, 2012 inedible corn oil production was nearly 5 million pounds per day, or nearly 1.8 billion pounds per year, which equates to approximately 230 million gallons.

Animal Fats. Approximately 3.3 billion pounds of inedible tallow and 1.4 billion pounds of poultry fat were produced in the U.S. during calendar year 2011 according to the National Renderers Association.

Recycled Greases. Approximately 2.7 billion pounds of grease were produced in the U.S. during calendar year 2011, of which 1.3 billion pounds was yellow grease according to the National Renderers Association. Our Bio-Synfining® process can process high FFA feedstocks allowing us to utilize lower valued feedstock to create a high quality product.

During 2012, approximately 128 million pounds of yellow grease and 49 million pounds of corn oil were processed by the Dynamic Fuels plant in Geismar, Louisiana.

Fischer-Tropsch Feedstocks

Natural Gas. According to the BP Statistical Review of World Energy, 2012, proved global natural gas reserves at the end of 2011 were 7,357 trillion cubic feet (“Tcf”). In the United States, according to BP, proved gas reserves were 300.05 Tcf at the end of 2011 compared to 272.5 Tcf and 244.7 Tcf at the end of 2010 and 2009 respectively. Shale gas, has impacted the outlook for natural gas supply in the United States. The Potential Gas Committee, a nonprofit organization that studies natural gas, issued its biennial assessment of the United States’ gas resources in April 2011. This study indicates that the United States possesses a resource base of 1,898 Tcf of natural gas. This is the highest resource evaluation in the Committee’s 46-year history. Most of the increase arose from reevaluation of shale-gas plays in the Gulf Coast, Mid-Continent and Rocky Mountain areas. Of this amount, shale gas is 687 Tcf. This resource base, when combined with proved U.S. natural gas reserves, indicates potential future gas reserves of over 2,170 Tcf.

Market Demand

EPAct also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS2) to set the volumes of renewable fuels that must be sold in the United States. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels renewable diesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Consistent with the RFS program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011, one billion gallons in 2012 and 1.28 billion in 2013.

Many other factors influence the demand for our products, including those discussed at Item 1A. Risks Relating to Our Business, such as prices and availability of alternative products.

Intellectual Property

The success of our intellectual property portfolio depends on our ability to foster, invent, and develop new ideas, in addition to our ability to effectively obtain, protect, and enforce our intellectual property rights against third parties. We regard the protection of our proprietary technologies as critical to our future success, and therefore rely on a combination of patent, copyright, trademark, trade secret and other laws and contractual restrictions to protect our proprietary rights. We protect the Syntroleum® Process and the Synfining® Process primarily through patents and trade secrets. It is our policy to seek protection for our proprietary products and processes by filing patent applications, when appropriate, in the United States and selected foreign countries and to encourage or further the efforts of others who have licensed technology to us to protect and perfect any intellectual property rights. Our ability to protect and enforce these valuable intellectual property rights involves complex legal, scientific and factual questions and uncertainties.

Syntroleum has a policy to honor the valid, enforceable intellectual property rights of others. However, we acknowledge that the commercialization of our technologies may give rise to claims that our technologies infringe upon the patents or other proprietary rights of others. In that regard, Syntroleum is involved in three suits with Neste Oil, wherein the parties have asserted their respective patents against the other.

In May 2012, Neste Oil Oyj sued Syntroleum for alleged infringement of Neste’s U.S. Patent No. 8,187,344. On January 31, 2013, the United States District Court for the District of Delaware granted Syntroleum’s motion to stay Neste’s lawsuit pending reexamination of the ’344 patent by the U.S. Patent & Trademark Office (USPTO). Previously, the USPTO had granted Syntroleum’s inter partes reexamination request and issued a September 14, 2012 Office Action initially rejecting all claims of the ’344 patent as obvious in view of the prior art. The ’344 patent is related to and shares the same inventors as a prior Neste patent (U.S. Patent No. 7,279,018), and both are directed to a fuel composition for diesel engines. The USPTO’s recent Order is consistent with a prior finding on March 22, 2012 by the USPTO’s Board of Patent Appeals and Interferences affirming the Examiner’s rejection of the ’018 patent’s claims. Neste declined to appeal that ruling and on July 31, 2012, the USPTO issued a Reexamination Certificate canceling all claims of the ’018 patent. The reexamination proceedings involving the ’344 patent remain pending.

Syntroleum continues to defend a second suit filed by Neste Oil Oyj on December 20, 2012 in the District of Delaware alleging patent infringement of Neste’s U.S. Patent No. 8,212,094. Syntroleum’s response to Neste’s complaint was filed on February 25, 2013. The ’094 patent covers similar subject matter and shares a common inventor with Neste’s ’018 and ’344 patents. Syntroleum has not infringed any of Neste’s alleged patent rights and Syntroleum will continue to vigorously defend against Neste’s allegations. The ’094 patent, like the ’018 and ’344 patents, adds nothing new to the field of diesel fuels or methods for making same.

On February 7, 2013, Syntroleum filed suit against Neste Oil Singapore Pte Ltd with the High Court of Singapore asserting its Singapore Patent No. 172,045 entitled “Even Carbon Number Paraffin Composition And Method of Manufacturing Same.” In the court filing, Syntroleum alleges that Neste’s “operation at its renewable diesel refinery in Singapore involves the processing of a bio-renewable feedstock to produce a hydrocarbon composition having at least 75 wt % even carbon number paraffins” which Syntroleum alleges “is claimed at the very least, in claim 22 of the Patent.” Syntroleum’s ’045 patent issued on November 15, 2012, and expires on December 10, 2028.

Syntroleum currently owns, or has licensed rights to 65 active patents, and are actively prosecuting 21 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Three patents were granted to Syntroleum during the past year. Most of our patents have been issued since the late 1990’s and will not expire until 2017. Patent rights are granted for a term of 20 years in the United States and for similar terms in foreign jurisdictions, subject to paying required fees to maintain the patent holders rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.

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

Employees

As of March 1, 2013, we had 19 full-time employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.

Government Regulation

We are subject to specific government legislation under EPAct and RFS2, as previously discussed.

In addition, we are subject to extensive international and domestic federal, state and local laws and regulations relating to the protection of the environment, including laws and regulations relating to the release, emission, use, storage, handling, cleanup, transportation and disposal of hazardous materials, as well as to employee health and safety.

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

International and domestic environmental laws and regulations often require grant of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any permit requirements can increase the costs of designing, installing and operating a plant designed with our Technology. Emissions from a plant using our technology may require the installation of abatement equipment to meet permit requirements.

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

Operating Hazards

Operations at a facility using our Technology will involve a risk of incidents involving personal injury and property damage. An incident could affect our operating costs, insurability and relationships with customers, employees and regulators.

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

Our licensees will determine whether we issue any plant site licenses to them. On June 27, 2012 Dynamic Fuels LLC exercised its right to obtain a site license. In addition, our license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to us. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy. Our licensees are not restricted from pursuing alternative technologies on their own or in collaboration with others, including our competitors, with the exception of those restrictions agreed to by Tyson in the limited liability company agreement relating to Dynamic Fuels.

Commercial-scale plants based on the Syntroleum® Technologies might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.

A variety of results necessary for successful operation of the Syntroleum® Technologies could fail to occur at a commercial plant, including reactions demonstrated in research and development. Results that could cause commercial-scale plants based on our Technologies to be unsuccessful include:

•	feedstocks that are not on specification and or have adulterants requiring additional pretreatment, resulting in plant modifications and/or supply modifications increasing capital and operating expense and causing schedule delays;

•	feedstock supply interruptions;

•	failure of third party suppliers, contractors or technologies to deliver feedstocks, goods and/or services on specification;

•	catalyst activity (of all types) that are less than design basis which would require an increase in the amount of catalyst, and/or number of reactors required to produce at the design rate resulting in increased capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst replacements, or both, thereby increasing operating costs;

•	excessive production of gaseous or light hydrocarbons compared to design basis, which would lower the amount of desirable hydrocarbons produced, and reduce revenues and margins;

•

inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® Process to produce on specification synthesis gas adequate for economic operation of a FT plant; and

•	longer project cycles and/or higher than anticipated capital and operating costs including feedstock costs.

In addition, we have encountered, and future plants could experience, mechanical difficulties related or unrelated to elements of the Syntroleum® Technologies.

Many of our competitors have significantly more resources than we do, and technologies developed by competitors could become more commercially successful than ours or render our technologies obsolete.

Development and commercialization of FT and renewable fuels technologies is highly competitive, and other technologies could become more commercially successful than ours. Our Technologies are based on chemistry that has been used by several companies in synthetic fuel projects over the past 60 years. Our competitors include major integrated oil companies as well as independent technology providers that have developed or are developing competing technologies. These companies typically have significantly more resources than we do.

As our competitors continue to develop competing technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage forcing us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire or develop new technology.

Our ability to protect our intellectual property rights involves complexities and uncertainties and commercialization of our Technologies could give rise to claims that our technology infringes upon the rights of others.

Our success depends on our ability to protect our intellectual property rights and open art rights, which involves complex legal and scientific uncertainties. We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Patents may not be granted, and our existing patents might not provide us with commercial benefit or might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and vary significantly from country to country. We, our licensors, or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Technologies. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

Commercialization of our Technologies may give rise to claims that our technologies infringe upon the patents or proprietary rights of others. As previously discussed, we are currently involved in litigation concerning alleged infringement claims. We may not become aware of patents or rights that may have applicability until after we have made a substantial investment in the development and commercialization of our Technology. Third parties may claim infringement. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees utilizing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our co-venturers, our licensees or we could be required to obtain a license in order to continue to test, market or commercialize the affected Technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have competing technologies competitive with our Technologies, have significantly more resources to spend on litigation.

We could have potential indemnification liabilities to licensees relating to the operation of plants based on our Technologies or intellectual property disputes.

Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if plants based on our Technology were to fail to operate as designed. Generally our license agreements require us to indemnify the licensee, sometimes subject to certain limitations against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Syntroleum® Technologies;

•	acts or omissions by us in connection with our preparation of process design packages (“PDP”) for plants; and

•	performance guarantees that we may provide.

Risks Relating to Renewable Fuels Industry

The U.S. renewable fuels industry is highly dependent on a mix of international, federal and state legislation and regulation and any changes could harm our business and financial condition.

The Energy Independence Act and EPAct established minimum nationwide levels of renewable fuels, which include biomass based diesel, ethanol and other liquid fuel produced from biomass to be blended into the fuel supply. By the year 2022, these standards require that the national volume of renewable fuels to be blended into the fuel supply equal or exceed 36 billion gallons. While these renewable fuel standards should stimulate demand for renewable fuels generally, there can be no assurance of specific demand for renewable diesel. Additionally this legislation has waiver provisions. Any waiver of the renewable fuel standards could adversely impact the demand for renewable diesel and may have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Business

We will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2012, we had approximately $15.9 million of cash and cash equivalents to fund operations and investing activities. We review cash flow forecasts and budgets periodically.

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

The decline in our stock price makes the cost of obtaining additional equity capital more expensive to our shareholders by reason of the attendant dilution. Further, our stock price decline and related decline in market capitalization has limited our ability to sell shares of common stock from our shelf registration statement in order to obtain capital.

Construction and operations of plants based on the Syntroleum® Technologies will be subject to risks of delay and cost overruns.

The construction and operation of plants based on our Technologies will be subject to the risks of delay or cost overruns. Delays in construction or operation of the plant could directly impact the capital expenditures or working capital. Increases in costs could result in increased equity payments from parent companies.

Dynamic Fuels plant being shut down for an extended period could adversely affect Syntroleum financial position.

The Dynamic Fuels plant is operated at a single facility in Geismar Louisiana. Any natural disaster or other serious disruption to this facility due to flooding, hurricane, fire or other extreme factors beyond our control could damage our capital equipment or supporting infrastructure and materially impair the ability of the plant to operate. Such a disruption could result in lost revenues, increased costs and /or reduced profits.

If the Plant is shut down, it may experience a prolonged start-up period, regardless of the reason for the shutdown. Such start-up periods could range from several days to several months, depending on the reason for the shutdown and other factors. The shutdown of the Plant for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations.

The Dynamic Fuels plant has remained shut down and in standby mode, primarily because of adverse economic conditions, since completion of a maintenance turnaround in December, 2012. We have not yet agreed with Tyson on the economic conditions for plant start-up.

We could experience disagreements with our joint venture partners which could adversely affect the operations or financial condition of our plants.

The operation of Dynamic Fuels is to be exercised jointly by representatives of the Company and Tyson equally, with no member exercising control. Decisions surrounding operation and financing of the Plant generally require both members to agree. Disagreements between the members or a modification in the level of participation from one of the members could significantly impact the Plant and have a material adverse effect on our financial position and results of operations.

We need to remain listed on the NASDAQ stock market to be able to access adequate funding from time to time. We could face de-listing issues that would impair the liquidity of our stock and our availability to access the capital markets.

We are required to maintain standards for listing of our common stock on the NASDAQ Stock Market and we cannot assure you that we will be able to do so. One of those standards is that our common stock maintains a minimum price of at least $1.00 per share. On June 8, 2012 we received a Nasdaq Staff Deficiency Letter, indicating our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under the marketplace Rule 5500(a)(2). We were provided 180 calendar days, or until December 5, 2012 to regain compliance. On December 6, 2012 we received a Nasdaq notification indicating we were eligible for an additional 180 calendar day compliance period or until June 3, 2013 to regain compliance. Their determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We can make no assurance that we will be able to remain listed on the NASDAQ Stock Market.

We have incurred losses.

As of December 31, 2012 we had an accumulated deficit of $360.5 million. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize our technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

Our anticipated expense levels are based in part on our expectations as to future operating activities and on historical financial data. Capital expenditures will depend on progress we make in developing various projects on which we are currently working. Increased revenues or cash flows may not result from these expenses.

If prices or margins for crude oil, natural gas, coal, vegetable oil, biomass and fats and other commodities are unfavorable, plants based on the Syntroleum® Technologies may not be economical.

Because the products from plants utilizing our Technologies are expected to compete in markets with conventional petroleum products, an increase in alternative feedstock prices relative to prices for oil, or a decrease in prices for oil relative to alternative feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, oils and refined products include:

•	changes in supply and demand balance of petroleum feedstocks, refined petroleum products, agricultural commodities variances impacted by crop yields, planting decisions, protein complex variances;

•	weather conditions;

•	domestic and foreign government regulation;

•	actions of the Organization of Petroleum Exporting Countries;

•	political conditions in countries producing feedstocks;

•	supply of crude oil, natural gas, coal, biomass fats, greases and oils;

•	fuel switching between various sources of energy (natural gas, coal, solar, fats, oils and greases, biomass, or other renewable or non-renewable);

•	capacities of pipelines;

•	seasonality;

•	price and availability of alternative fuels; and

•	overall economic conditions.

Our success depends on the performance of our executive officers and key personnel, the loss of who would disrupt our business operations.

We depend to a large extent on the performance of our executive officers, Edward G. Roth, our Chief Executive Officer, Karen L. Power, our Senior Vice President and Principal Financial Officer, and certain key personnel. Our ability to implement our business strategy may be constrained and the timing of implementation may be impacted if we are unable to attract and retain sufficient personnel. At December 31, 2012, we had 19 full-time employees. We do not maintain “key person” life insurance policies on any of our employees. We have entered into employment agreements with several key employees.

We depend on strategic relationships with feedstock suppliers, site owners engineering companies, and customers. If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.

Our licensee’s typically enter into commercial arrangements with feedstock suppliers, construction contractors, engineering service companies, site owners, equipment manufacturers, and customers. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, or minority investments from third parties. There can be no assurances that we or our licensees will be able to establish and maintain these strategic relationships. In addition, the dynamics of our relationships with strategic participants may require us to incur expenses or undertake activities we would not otherwise incur in order to fulfill our obligations. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

•	government legislation, subsidies on renewable product, and varying regulatory quotas;

•	volatile price of commodities used and produced;

•	overcapacity in the renewable fuels industry;

•	demand for licenses or other technology transfer agreements for our Technologies and receipt and revenue recognition of license fees;

•	timing of any construction by us or our licensees of plants;

•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, it may be that in some future year or quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

We are subject to extensive laws relating to the protection of the environment, and these laws may increase the cost of designing, constructing and operating our plants based on our Technologies or affect demand for the products of these plants.

If we violate any of the laws and regulations relating to the protection of the environment, we may be subject to substantial fines, criminal sanctions or third party lawsuits and may be required to install costly pollution control equipment or curtail operations. Plants built with our Technologies will generally be required to obtain environmental, industrial siting, construction and numerous other permits. Compliance with these permits may increase the costs of designing, constructing and operating our plants or delay plant development. New legislation or regulatory programs that restrict emissions of greenhouse gases could have an adverse effect on our operations. We may also face exposure to actual or potential claims and lawsuits involving environmental matters with respect to our previously owned real estate. Changes in environmental laws and regulations occur frequently, and changes may have a material adverse effect on our results of operations, competitive position, or financial condition.

Terrorist threats and U.S. military actions could result in a material adverse effect on our business.

Acts of terrorism in the United States or elsewhere could occur. These and like developments could cause instability in the world’s financial and insurance markets and increase political and economic instability in the geographic areas in which we may wish to operate. These developments could also lead to increased volatility in prices for crude oil, natural gas and the feedstocks for our plants and the cost and availability of insurance. In addition, these developments could adversely affect our ability to access capital.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own a nominal two b/d pilot plant located on approximately three acres leased in Tulsa, Oklahoma. This lease expires in May 2022, and annual lease payments total approximately $9,000. On March 1, 2013 this plant was sold with the Company receiving $5,798,000 in cash and the lease being cancelled.

We lease a corporate facility in Tulsa, Oklahoma. The lease expires in 2014 with an option to renew and provides for payments of approximately $89,800 annually, with escalation amounts occurring in 2013.

Item 3. Legal Proceedings

In the ordinary course of our business we have been a party to legal proceedings, such as the previously described pending patent infringement cases with Neste Oil Oyj.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the NASDAQ Stock Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2012 and 2011.

	Sales Price
	High	Low
Year Ended December 31, 2012:
First Quarter	$1.36	$0.97
Second Quarter	$1.02	$0.60
Third Quarter	$0.85	$0.61
Fourth Quarter	$0.79	$0.34
Year Ended December 31, 2011:
First Quarter	$2.35	$1.51
Second Quarter	$2.24	$1.47
Third Quarter	$1.46	$0.86
Fourth Quarter	$1.22	$0.80

Record Holders. The 99,238,146 shares of our common stock outstanding at March 1, 2013 were held by approximately 1,100 record holders (including brokerage firms and other nominees).

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

Future sales of our common stock could adversely affect our stock price. Substantial sales of our common stock in the public market, or the perception by the market that those sales could occur, could lower our stock price or make it difficult for us to raise equity capital in the future. These sales could include sales of our common stock by our directors and officers, who beneficially owned approximately 7% percent of the outstanding shares of our common stock as of March 1, 2013. We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will impact the market price for our common stock or our ability to raise capital by offering equity securities.

Issuer Repurchases of Equity Securities

Neither we nor anyone acting on our behalf or that of an affiliated purchaser purchased shares of our common stock during the three months ended December 31, 2012.

Performance Graph

The following performance graph compares the performance of our common stock during the period beginning on December 31, 2007 and ending on December 31, 2012 to (i) the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) (ii) an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 (iii) our peer group which includes companies focused on renewable products or alternative sources of energy for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Some of our peer group has been changed starting in 2012. Currently there exist more publicly traded companies which more closely match our company in the renewable products arena. Our new peer group consists of Pacific Ethanol, Inc., Synthesis Energy Systems, Inc., BioFuel Energy Corp, Renewable Energy Group, Inc., Future Fuels Corp., Solazyme, GEVO, Amyris, KiOR and Codexis. Syntroleum’s past peer group included Andersons Inc., Aventine Renewable Energy Holdings, Inc., Ballard Power Systems, Inc., BioFuel Energy Corporations, Evergreen Energy, Inc., FuelCell Energy Inc., Fuel-Tech, Inc., Headwaters Inc., Pacific Ethanol, Rentech Inc., Synthesis Energy Systems, and Verenium Corporations.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$17,526	$4,214	$8,410	$27,432	$4,890
Operating income (loss)	9,217	(3,049)	(2,252)	12,469	(8,381)
Income (loss) from continuing operations	(1,063)	(16,922)	(9,633)	5,160	(5,448)
Income (loss) from discontinued operations	(38)	(27)	97	(122)	1,310
Net income (loss)	$(1,101)	$(16,949)	$(9,536)	$5,038	$(4,138)
Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.01)	$(0.19)	$(0.12)	$0.07	$(0.09)
Income (loss) from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$0.00	$0.02
Net income (loss)	$(0.01)	$(0.19)	$(0.12)	$0.07	$(0.07)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Working capital	$16,149	$22,495	$12,950	$27,307	$7,709
Investment in and loans to Dynamic Fuels, LLC	38,407	38,643	43,523	27,900	17,486
Total assets	56,745	66,651	59,396	58,861	38,838
Deferred revenue	15,612	24,366	24,300	25,668	22,613

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our focus is the commercialization of our Technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of our renewable fuels technology and previously consisted of research and development designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons including such products as diesel, jet fuel (HRJ), kerosene, naphtha, and propane.

Operating Revenues

Our revenues were primarily generated from the sale or transfer of our Technologies, engineering technical services from third parties and from Dynamic Fuels and royalties from Dynamic Fuels plant production. In the future, we expect to receive revenue from engineering technical services, royalties and other income from our investment in Dynamic Fuels, sales and licensing of our Technologies and product sales or royalties for the use of our Technologies in facilities in which we own an equity interest.

We record revenue related to royalty fees based on the production of the facility. Income and Loss from our investment in Dynamic Fuels is recorded below operating income, as “Income/Loss in Equity of Dynamic Fuels, LLC”. The income or loss is based on our proportionate equity ownership of the plant.

Our future operating revenues and investments in projects will depend on the successful commercial operation of the Dynamic Fuels facility. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, fats, fuel and specialty product prices and trends in environmental regulations.

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

We have incurred costs related specifically to the development and design of the Bio-Synfining® and Syntroleum® Process. These costs, which relate primarily to engineers and outside contract services for initial engineering, design, and development, are included in engineering costs in our consolidated statements of operations.

We have invested $43.5 million of cash into Dynamic Fuels for our portion of capital expenditures, engineering design, construction and start-up of the plant. In addition, we have made working capital loans of $14.0 million to Dynamic Fuels primarily related to the cost of feedstocks and operating expenses. The investments and working capital loans are recorded net of our share of Dynamic Fuels’ losses on our Consolidated Balance Sheets, under “Investment in and loans to Dynamic Fuels, LLC”.

Commercial and Licensee Projects

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining® Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $38,659,000, which represents our equity investment in and loans to this entity, net of recognized losses and other equity accounting adjustments, in the amount of $38,407,000 and accounts receivable from this entity in the amount of $252,000.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Syntroleum contributed an additional $39.25 million and Tyson contributed an additional $41.25 million in cash capital contributions by December 31, 2012. Each member made $14.0 million in working capital loans to the entity by December 31, 2012. The $14.0 million non-interest bearing loans do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. On February 15, 2013, Syntroleum made an additional $2.3 million working capital loan to Dynamic Fuels. Tyson made an additional $2.3 million working capital loan (for a total of $4.6 million) on February 19, 2013. We will likely need to fund future working capital needs of Dynamic.

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

The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Our jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. The production of our fuel was eligible for the $1.00 tax credit per gallon of renewable diesel under the Energy Independence Act and Energy Policy Act of 2005 (“EPAct”) in 2010 and 2011. EPAct further designated a $0.50 per gallon alternative fuels mixture credit (AFMC) for the production of qualified alternative fuels, of which Dynamic Fuels’ renewable naphtha qualifies. These tax credits are generated upon mixture with allowed motor vehicle fuels such as petroleum diesel and gasoline. Prior to receiving EPA Part 79 registration on August 16, 2012, Dynamic Fuels’ renewable naphtha was not eligible to generate the $.50 per gallon AFMC. These tax credits are typically renewed at the end of each year in what is known as “tax extenders bills”. These tax credits expired on December 31, 2009 and were not renewed until November 2010, retroactively for 2010 and extended through December 31, 2011. These tax credits again expired unrenewed on December 31, 2011. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the credits for 2013 and retroactively reinstated the credits for 2012. Dynamic Fuels or its owners will receive a combined total of approximately $23 million for 2012 production from the $1 tax credit and will receive the alternative fuels mixture credit of $0.50 per gallon for a portion of the renewable naphtha also produced during 2012.

In 2011, we received approval for registration of our neat renewable diesel from the Environmental Protection Agency. The registration of the neat renewable diesel allows combustion in regular on-road engines up to 100 percent renewable fuel, which means no blending of petroleum based diesel is required. In 2012, Dynamic Fuels entered into strategic marketing alliance, commercial off-take and supply chain management agreements with Mansfield Oil Company (“Mansfield”) to distribute the plants renewable diesel. Mansfield markets and distributes over 2.5 billion gallons of fueling product per year to thousands of commercial customers across all 50 states and Canada.

The table below compares per gallon full value renewable diesel market prices, which is calculated as the sum of ULSD diesel price plus 1.7 times RIN to Soy Methyl Ester (“SME”) biodiesel market pricing, to Gulf Coast Ultra Low Sulphur Diesel market pricing and to Dynamic Fuels realized diesel price per quarter. Prices do not include transportation cost. Changing prices in crude oil per barrel are also depicted below.

	Quarter Ended 3/31/2012	Quarter Ended 6/30/12	Quarter Ended 9/30/12	Quarter Ended 12/31/12
DF Realized Diesel Price per gallon	$5.50	$4.89	$4.73	$4.16
Full Value Renewable Diesel Market Price per gallon(1)	$5.63	$5.19	$4.87	$3.99
SME Biodiesel Market Price per gallon	$4.84	$4.59	$4.56	$4.18
Gulf Coast Ultra Low Sulphur Diesel per gallon	$3.16	$2.94	$3.07	$3.04
WTI Spot Crude per barrel	$102.88	$93.43	$92.18	$87.96

(1)	OPIS Gulf Coast Ultra Low Sulphur Diesel plus mean OPIS RINs times 1.7 per gallon. No transportation cost included.
Note:	Table does not include the $1 per gallon tax credit which was retroactively reinstated in January 2013. Approximately $6.7 million will be included as income during 2013.

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2012, the plant had sold 63.0 million gallons of renewable products such as diesel, naphtha, and LPG. Nameplate capacity for the plant is 75.0 million gallons per year. During the year ended September 30, 2012, the plant produced renewable products at an average rate of 49% of nameplate capacity compared to 35% during the year ended September 30, 2011.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area were completed during 2012. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards.

The plant was placed in stand-by mode after completion of a maintenance turnaround in December, 2012, primarily because of economic conditions. Although economic conditions have improved in 2013, the plant remains in stand-by mode as the Company and Tyson have not yet agreed upon the economic conditions required for plant start-up.

The table below shows average revenue per gallon we receive for the renewable diesel, naphtha and LPG sold and cost of goods sold and operating expenses and general and administrative expenses. The net operating loss per gallon listed below for the fiscal year ended September 30, 2012, corresponds to “Loss from Operations” as reported in the Audited GAAP Dynamic Fuels summarized financial information in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”.

	Quarter Ended 12/31/11	Quarter Ended 3/31/12	Quarter Ended 6/30/12	Quarter Ended 9/30/12	Quarter Ended 12/31/12
Renewable Products Sold (in millions)	11.0	8.9	4.7	10.6	5.9
% of Design Capacity	58%	47%	25%	56%	31%
Revenue $/Gal	$4.87	$5.23	$5.13	$3.94	$3.35
Feedstock $/Gal	3.83	3.93	3.94	3.62	3.34
OPEX and General & Administrative per Gal	1.19	1.32	2.19	1.03	1.98

Net Operating Loss per Gal	$(0.15)	$(0.02)	$(1.00)	$(0.71)	$(1.97)

Discontinued Operations

Research and Development. In 2007, we determined we had completed the research and development activities necessary to validate our technology and subsequently have focused on commercialization activities.

Results of Operations

Consolidated Results for the Years Ended December 31

Revenues	2012	2011	2010
	(in thousands)
Technology	$9,600	$600	$3,600
Technical Services	1,909	1,719	2,805
Technical Services from Dynamic Fuels	5,228	974	2,005
Royalties from Dynamic Fuels, LLC Plant Production	789	921	—
Other	—	—	—

Total Revenues	$17,526	$4,214	$8,410

Technology Revenue. Technology Revenue was $9,600,000, $600,000 and $3,600,000 for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, $9 million was recognized from earned deferred licensee income and in 2010 $3 million was recognized due to the sale and delivery of technology and equipment. Revenue recognition will be determined on an individual contract basis which typically spans current year timing.

Technical Services Revenue. Revenues from engineering services continued work on the engineering design and project management of Dynamic Fuels were $7,137,000, $2,693,000 and $4,810,000 for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, $3.7 million in technical service revenue from Dynamic Fuels was recognized that had been previously unrecognized. We expect to continue to earn revenues for engineering services to clients on an individual contract basis in 2013.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Dynamic Fuels plant are earned at the rate of $0.025 per gallon produced adjusted for inflation and are accrued as earned by Syntroleum.

Operating Costs and Expenses	2012	2011	2010
	(in thousands)
Engineering	$2,571	$2,236	$2,871
Depreciation and amortization	186	200	217
Non-cash equity compensation	508	562	1,719
General and administrative and other	5,044	4,265	5,855

Total Operating Costs and Expenses	$8,309	$7,263	$10,662

Engineering Expense. The decrease in engineering expenditures in 2011 compared to 2012 and 2010 primarily results from higher third party analytical lab costs related to client projects in 2012 and 2010.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees decreased in 2012 and 2011 compared to 2010. These changes in expense primarily relate to the vesting schedule of performance based awards granted to all employees in 2008. The vesting of these awards is based on achieving certain milestones associated with the Bio-Synfining® Technology project. A majority of the expense associated with these awards was recognized in 2010 and years previous to that. We recognized the remaining amount of equity compensation for the milestone based awards in 2012. We will not have equity compensation expense in 2013, unless new awards are granted.

General and Administrative and Other. General and administrative expenses were higher in 2012 and 2010 when compared to 2011 primarily related to higher legal fees due to litigation.

Other Income and Expenses	2012	2011	2010
	(in thousands)
Interest Income	$22	$16	$31
Other Income	6	8	64
Loss in equity of Dynamic Fuels, LLC	(10,012)	(13,880)	(5,628)
Foreign Currency Exchange	(296)	(17)	(1,848)
Income Taxes	—	—	—
Income (Loss) From Discontinued Operations	(38)	(27)	97

Interest Income. The majority of interest income is generated from investment of our current cash balances in money market accounts at the current market rates.

Loss in Equity of Dynamic Fuels, LLC. Our 50% share of Dynamic Fuels’ loss for its year ended September 30, 2012 relates to plant operations with limited production, approximately 49% of plant design, and additional expenses for materials and labor to address feedstock pre-treatment issues and improve mechanical reliability. Loss from our investment in Dynamic was $4,275,000 and $10,012,000 for the quarter and twelve months ended September 30, 2012, respectively. This compares to a loss of $1,594,000 and $13,880,000 for the same periods in 2011 and a loss of $2,783,000 and $5,628,000 for the same periods in 2010. The plant was under construction most of 2010. Dynamic Fuels’ revenues were approximately $167,000,000 with operating expenditures of approximately $181,000,000 and other expense of $2,100,000 for the twelve months ended September 30, 2012. We report our 50% share of Dynamic Fuels results of operations on a three month lag basis. The retroactive reinstatement of the $1.00 Blenders Tax Credit for 2012 diesel production is estimated to result in a net payment to Dynamic Fuels of approximately $6.7 million. We expect to recognize our share of the tax credit in the first quarter of 2013.

Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no cash impact.

Income (Loss) from Discontinued Operations. Changes in income from discontinued operations primarily resulted from lower than expected dismantlement costs in 2010 resulting in a gain from reducing our asset retirement liability associated with the Catoosa Demonstration Facility to zero.

Liquidity and Capital Resources

General

As of December 31, 2012, we had $15,909,000 in cash and cash equivalents. Our current liabilities totaled $1,108,000 as of December 31, 2012.

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

We expect that we will fund additional short-term working capital needs of Dynamic Fuels through working capital loans in 2013. As stated previously, we have contributed cash in the amount of $43.5 million to the capital of Dynamic Fuels since inception, have loaned Dynamic Fuels $14.0 million and have receivables due from Dynamic Fuels of $252,000. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, this entire investment could be subject to loss.

On February 15, 2013, Syntroleum made an additional $2.3 million working capital loan to Dynamic Fuels. Tyson made an additional $2.3 million working capital loan (for a total of $4.6 million) on February 19, 2013.

As of the date of this Report on form 10-K, the Dynamic Fuels plant is in stand-by mode pending agreement by Tyson and the Company on the required economic conditions for start-up. As start-up costs may require each of us to make additional loans to Dynamic Fuels, receipt of certain tax credits, which were reinstated on January 3, 2013, may play a role in start-up timing.

On March 1, 2013, Syntroleum received $5,798,000 from sales proceeds of its nominal two b/d pilot plant located in Tulsa, Oklahoma.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased. The decline in our stock price and related market capitalization has limited, however, our ability to raise capital through the sale of shares of common stock from our shelf registration statement.

Cash Flows

2012 vs. 2011

Cash flows used in operations was $3,539,000 during the year ended December 31, 2012 compared to cash flows used in operations of $4,433,000 during the year ended December 31, 2011. The decrease in cash flows used in operations in 2012 primarily results from the collection of Dynamic Fuels receivables in 2012.

Cash flows used in investing activities were $3,017,000 during the year ended December 31, 2012 compared to $9,051,000 during the year ended December 31, 2011. We made an equity contribution of $3,000,000 to Dynamic Fuels in 2012 compared to investment in and loans of $9,000,000 in 2011. We may be required to provide additional working capital loans or investments to the plant in 2013 if additional cash is needed.

Cash flows used in financing activities during the year ended December 31, 2012 was $136,000 compared to cash flows provided by financing activities of $23,572,000 in 2011. The cash flows provided by financing activities in 2011 primarily relates to the public offering in July of 15,900,000 shares of our common stock and accompanying warrants resulting in net proceeds of $23,538,000.

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

Cash flows used in investing activities were $9,051,000 during the year ended December 31, 2011 compared to $21,264,000 during the year ended December 31, 2010. We extended a working capital loan of $9,000,000 to Dynamic Fuels in 2011 compared to our 2010 equity investment of $16,250,000 and working capital loan of $5,000,000.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012:

Contractual Obligations	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$199	$101	$50	$18	$30
Asset Retirement Obligations	603	—	603	—	—

Total	$802	$101	$653	$18	$30

Our operating leases include leases for corporate headquarters, demonstration plants and software.

On March 1, 2013 Syntroleum sold its pilot plant for $5,798,000. Syntroleum had no carrying value for the pilot plant since all costs incurred had been expensed as research and development. As such, the total amount of proceeds will be recognized as a gain in the first quarter of 2013. In connection with this sale, the previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, will also be recognized as a gain in the first quarter of 2013. In addition, the associated lease was cancelled.

We have entered into employment agreements, which provide severance cash benefits to several key employees totaling approximately $2,208,000 at December 31, 2012. The expense is not recognized until an employee is severed.

We as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007, with Dynamic Fuels, LLC. Under this license agreement at the request of the licensee we must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining® Technology. On June 27, 2012, we entered into a Site License Agreement with Dynamic Fuels for the use of our Bio-Synfining® Technology at the Geismar plant and the process guarantee and performance test provisions contained therein were waived and deemed unnecessary by Dynamic Fuels. For purposes of the Warrant Agreement dated June 22, 2007 between Syntroleum and Tyson Foods, Inc., the First Plant Commercial Operation Date as defined in the Warrant Agreement was deemed to be June 27, 2012.

Equity Issuances

Common Stock Offering. On July 6, 2011, the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted is $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

Fletcher International Ltd. The Company and Fletcher entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) dated October 14, 2009 whereby Fletcher could purchase up to $12,000,000 of our common stock at a price of approximately $2.6423 per share. With each common stock purchase, Fletcher also received a warrant, exercisable for a period of six years, to purchase the number of shares of our common stock equal to the product of 1.25 times the number of shares of our common stock purchased, with an exercise price of $3.30. On October 14, 2009, December 30, 2009 and April 20, 2010 Fletcher purchased a total of 4,541,497 shares of our common stock. Warrants were issued with each stock purchase to purchase a total of 5,676,871 shares of our common stock at an exercise price of $3.3029 per share. The warrants expire between October 14, 2015 and April 20, 2016. The warrants were deemed to have a fair value of approximately $10.2 million at the date of issuance and were recorded as additional paid-in capital. The Company received net proceeds of approximately $11.6 million, after deducting fees and expenses of the offering payable by us.

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

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the Plant achieves operations for commercial purposes after the completion of commissioning and satisfaction of performance tests. The first plant commercial operation date was deemed to be June 27, 2012. Warrants will expire on June 27, 2015. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

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

Revenue Recognition. We recognize revenues from technical services provided as such services are rendered. We recognize revenue for royalty fees upon production of finished product by the licensee.

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

On March 1, 2013 Syntroleum sold its pilot plant for $5,798,000. Syntroleum had no carrying value for the pilot plant since all costs incurred had been expensed as research and development. As such, the total amount of proceeds will be recognized as a gain in the first quarter of 2013. In connection with this sale, the previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, will also be recognized as a gain in the first quarter of 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Prices for crude oil, natural gas, coal, vegetable oils and fats, RINs and other commodities create a market risk for margin economics associated with our Technologies because the feedstocks we use and the products we produce competed in the petroleum markets. Higher than anticipated operating expense, downtime or both could also adversely affect operating results. Prices for oil, natural gas, coal, biomass, fats, greases, vegetable oils, RINs and refined products are subject to wide fluctuation in response to relatively minor changes in the supply and demand, market uncertainty, mandate levels and a variety of additional factors beyond our control.

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

Foreign exchange risk currently relates to non-cash deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $15,556,500 at December 31, 2012. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $1.04 and $1.02 at December 31, 2012 and December 31, 2011, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with private placements and other equity offerings.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated March 15, 2013, are set forth on pages F-1 through F-17 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Syntroleum Corporation

We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 15, 2013, expressed an unqualified opinion.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 15, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our certificate of incorporation divides the board of directors into three classes. Our bylaws provide for a board of not less than three and no more than 11 directors with the exact number of directors in each class to be fixed by our board. Our board has determined that the total number of directors on the board at this time shall be six and that two directors shall be in each of Class A, B and C. Directors hold office for staggered terms of three years (or less if they were appointed to the board between annual meetings to fill a vacancy). One of three classes is elected at each year’s annual meeting to succeed the directors of that class whose terms are expiring. The terms for the directors of Classes B, C and A expire at the annual meeting of stockholders in 2013, 2014 and 2015, respectively.

2013 — Class B Directors

Name and Business Experience

Age
P. Anthony Jacobs	71

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

James R. Seward	60

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

2014 — Class C Directors

Name and Business Experience

Age
Alvin R. Albe, Jr.	59

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

Edward G. Roth	56

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

2015 — Class A Directors

Name and Business Experience

Age
Frank M. Bumstead	71

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

Robert B. Rosene, Jr.	59

Mr. Rosene has been our Chairman of the board since November 19, 2007 and a director since March 1985. Mr. Rosene has been President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company, since 1998. Effective January 1, 2013 Mr. Rosene will be retiring as President and CEO but will remain as Chairman of the Board of Managers of Seminole Energy Services. From 1984 to August 1998, he was Vice President of Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm which he co-founded. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University. The board selected Mr. Rosene for his expansive knowledge of the oil and gas industry and macro-economic global conditions and his ability to bring a unique and valuable perspective to the board.

There are no family relationships, of first cousin or closer, among our directors and executive officers, by blood, marriage or adoption.

Director Meetings and Compensation

During 2012, the board of directors held a total of 12 regular meetings and three special meetings and took action by unanimous written consent on two occasions. No director attended fewer than 75 percent of the aggregate of board meetings and meetings of any committee on which he served in 2012.

We do not pay our directors a cash retainer. All directors are reimbursed for their travel and other expenses involved in attendance at board and committee meetings.

Under the 2005 Stock Incentive Plan, non-employee directors are eligible to receive grants of options to purchase shares of our common stock or awards of common stock or restricted stock. On January 1 of each year, non-employee directors received annual grants of a number of shares of our common stock determined by dividing $50,000 by the closing price of our common stock on the last trading day of the previous year. We granted 52,083 shares to each of our directors on January 1, 2012 at a grant date stock price of $0.96 and expect to continue the annual grant of common stock to non-employee directors as part of their compensation for service on the board. Mr. Robert B. Rosene, Jr., Chairman of the board received an additional grant of 104,167 shares of common stock at a grant date price of $0.96 in recognition of his additional services as Chairman of the board.

Employees who are directors are not paid any fees or additional remuneration for their services as members of the board or any committee of the board.

Director Compensation Table 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Alvin R. Albe, Jr		50,000	—	—	—	—	50,000
Frank M. Bumstead		50,000	—	—	—	—	50,000
P. Anthony Jacobs		50,000	—	—	—	—	50,000
Robert B. Rosene, Jr.		150,000	—	—	—	—	150,000
James R. Seward		50,000	—	—	—	—	50,000

At December 31, 2012 our non-employee directors held unexercised options to purchase common stock as follows: Alvin R. Albe, Jr.—16,812; Frank M. Bumstead—16,812; P. Anthony Jacobs—6,408; Robert B. Rosene, Jr.—16,812; James R. Seward—2,242.

Stock Ownership Guidelines for Directors

We do not have a set guideline for director stock ownership. We do, however, encourage stock ownership by our directors and all compensation for services as a director is paid by us in shares of our common stock. As of March 1, 2013 board members beneficially owned approximately 6% of our issued and outstanding common stock.

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

Executive Officers of the Company

The following are our executive officers as of March 01, 2013.

Name	Age	Position
Edward G. Roth	56	Chief Executive Officer, President and Director
Karen L. Power	61	Senior Vice President and Principal Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and owners of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% or more stockholders during the fiscal year ended December 31, 2012 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Expert

The members of our Audit Committee are Mr. Albe, Mr. Rosene, Mr. Bumstead, Mr. Jacobs and Mr. Seward. Mr. Albe is the “audit committee financial expert” under SEC rules and meets the Nasdaq’s professional experience requirements.

Each other member of the Audit Committee believes that he also meets the requirements for being considered an “Audit Committee financial expert” under applicable rules and regulations.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Objectives

The objective of Syntroleum’s executive compensation policy is to attract, retain and motivate highly qualified individuals and to align their interests with our shareholders. We do this by offering competitive, interrelated compensation components that are designed to reward them for results that have been identified as important factors in enhancing shareholder value. The tables that you find in this Annual Report on Form 10-K contain specific information about the compensation earned or paid in 2012, 2011 and 2010 to Edward G. Roth and Karen L. Power, whom we refer to as our “named executive officers” as of December 31, 2012.

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

Our executive compensation guidelines, as established by the Nominating and Compensation Committee, are designed to pay a base salary generally measured by other peer group companies, as adjusted to take into account differences in revenue size and for individual performance. The Nominating and Compensation Committee has determined Syntroleum’s new 2012 peer group to more closely match our company in the renewable products arena and includes Pacific Ethanol, Inc., Synthesis Energy Systems, Inc., BioFuel Energy Corp, Renewable Energy Group, Inc., Future Fuels Corp., Solazyme, GEVO, Amyris, KiOR and Codexis. Mrs. Power and Mr. Roth both received increases in base salary in January 2012. Mr. Roth’s salary is paid under the terms of an employment agreement described below.

Incentive compensation takes the form of equity and cash. As part of this process, the Nominating and Compensation Committee recommends the Chief Executive Officer’s incentive compensation award to the board for approval and reviews and approves the awards recommended by the Chief Executive Officer with respect to the other executive officer. Such awards reward participants for achieving established cost targets and prosecuting the business of the company, reward execution of the business plan and success in execution beyond budgeted or expected values, and reward performance related to specific commercialization projects. These awards can take the form of cash or Syntroleum Corporation restricted stock or options with performance vesting schedules. In 2012, 2011 and 2010, these awards took the form of cash. All cash or equity grants to named executive officers are approved by the Nominating and Compensation Committee.

Typically, increases in base compensation occur upon significant changes in job responsibility or notable changes in the job market. Normally, previous compensation actions do not influence current year’s awards or grants except in the case of awards intended to cover multi-year periods.

Elements of Compensation Plan

Our compensation plan for key executives includes long-term milestone based incentives. We believe that by making milestone based incentives the basis for incentive awards provides the board with a means to emphasize and monitor management’s progress towards our key strategic goals. Based on the Nominating and Compensation Committee’s reviews of executive compensation, it was determined that the plan would be primarily comprised of base pay, incentive compensation and long-term incentive compensation. Base pay would be comprised of an executive’s salary, while incentive compensation consists of cash bonuses or immediately vested stock awards. Long-term incentive compensation is meant to reward multi-year achievements with awards given in stock options and restricted stock with vesting based on the occurrence of Company project related intermediate milestones. By providing these three pieces of compensation it was determined that incentives would be in place to achieve strategic short-term milestones, while the long-term incentive compensation would be used to reinforce the sense of shared purpose. From time to time, individual or corporate achievements or market pressures may merit additional discretionary grants being given throughout the year. It is not our practice to time these grants prior to the release of material information but rather to provide these grants during the normal course of business. These would be granted at the Nominating and Compensation Committees’ discretion.

The allocation among these compensation elements depends on performance objectives and market pressures. Generally more emphasis is placed on incentive compensation than base salary. Grants of incentive and long-term incentive compensation were generally at least 50% of the named executive compensation package.

Base Pay

Base salary is generally measured by other peer group companies, as adjusted to take into account differences in market capitalization and for individual performance. Base pay is designed to be competitive with salary levels for comparable executive positions at other peer group companies engaged in the development of new technologies. The Nominating and Compensation Committee reviews such comparable salary information as one factor to be considered in determining the base pay for our executive officers. The Nominating and Compensation Committee also considers other factors, including that officer’s responsibilities, experience, leadership, potential future contribution and demonstrated individual performance measured against strategic business objectives. As the Company is in the early commercialization stage of business, the Nominating and Compensation Committee considers the liquidity of the Company when factoring base pay into management salaries. . Our philosophy and practice is to place a significant emphasis on incentive and long-term incentive compensation. The Nominating and Compensation Committee also considers internal pay equity among the executive officers and employees generally. The types and relative importance of the strategic business objectives and financial objectives vary among our executives depending on their positions and the particular operations and functions for which they are responsible. The compensation committee reviews base salaries annually. These salaries are reviewed at the first board meeting of each year and were increased in 2012. Annual base salaries for Edward G. Roth and Karen L. Power are currently $300,000 and $192,500, respectively.

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

At the end of 2012 individual performance ratings were determined for executives and it was determined that individual performance was in line with expectations, cash bonuses related to 2012 individual performance were paid on December 21, 2012 to Karen L. Power and Edward G. Roth in the amount of $67,375 and $200,000, respectively. These bonuses were 35% and 67% of 2012 annual salaries, respectively.

The nomination and compensation committee expectations for 2012 included fiscal responsibility, expansion of engineering services, and execution of improved mechanical reliability at Dynamic Fuels Plant. The Company was under budget on operating expenditures. The engineering team performed engineering work and provided licensor assistance throughout 2012 on the Dynamic Fuels Plant as well as worked on additional studies for other clients. Key projects for the Company for 2012 included, leased pilot plant operations for a client with successful data collected and licensor and engineering design services assistance for our Dynamic Fuels Plant. Mrs. Power and Mr. Roth played key roles in leading all of these activities for the Company and managing the staff and Company funds to achieve each of these goals. Given the committee’s view of their contributions to key roles in the Company the decision was made to make these payments in cash.

Performance Based Long-Term Equity Incentive Compensation

Long-term incentive compensation is tied directly to Company project related milestones that if achieved, are expected to increase stockholder return. Long-term incentive compensation consists of stock options and restricted stock, which generally vest based on specified milestones. The exercise price of stock options is generally equal to the fair market value of the common stock on the date of grant. Stock options and restricted stock are designed to align the interests of our employees with those of our stockholders. In determining whether to grant stock options or restricted stock, the Nominating and Compensation Committee considers a variety of factors, including that executive’s current ownership , the likelihood that the grant of those options or restricted stock would encourage the executive to remain with our company, prior option grants (including the size of previous grants and the number of options and shares of restricted stock held), peer group analysis of similar positions and the value of the executive’s service to our company. The compensation committee also considers these factors when determining whether to grant stock options or restricted stock to other employees. No new awards were granted to executives in 2012.

Performance based long term awards were last granted to executives in 2008 under the Company’s 2005 Stock Incentive Plan. The Nominating and Compensation Committee reviewed the amount of awards to each officer and employee and considered contributions to Company milestones and comparable compensation packages for officers within the same industry. Upon completion of this analysis the Nominating and Compensation Committee granted an additional award of restricted stock to Mr. Roth of 1,000,000 shares. Mrs. Power received options in the amount of 485,000 at an exercise price of $0.66. All of the performance milestones set forth in these grants have been achieved and the grants are fully vested.

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

Stock Ownership Guidelines

Syntroleum does not have specific equity or other security ownership requirements or guidelines for management. Management is encouraged to take an ownership stake in the company and is specifically compensated with a trend towards equity compensation. Margin accounts of our common stock held by executive officers and trading in derivatives of our common stock by executive officers are discouraged but not specifically disallowed by corporate policy. Under our Code of Ethics and Conduct all insiders are bound by the rules of insider trading and speculation in Syntroleum stock is discouraged.

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

EXECUTIVE COMPENSATION

The following Summary Compensation Table provides information regarding the compensation awarded to or earned during the years ended December 31, 2012, 2011 and 2010 by the persons named in the table, who we refer to in this Annual Report on Form 10-K as our “named executive officers”. The tables following the Summary Compensation Table provide additional detail with respect to grants of plan-based awards, the value of outstanding equity awards as of December 31, 2012, the value of options exercised and stock awards that vested during 2012 and estimates of changes of control and post-employment benefits.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)(2)	(e)(1)	(f)(1)	(g)	(h)	(i)(3)	(j)
Edward G. Roth; President and Chief Executive Officer	2012	300,000	200,000	—	—	—	—	11,250	511,250
	2011	260,000	130,000	—	—	—	—	11,000	401,000
	2010	260,000	200,000	—	—	—	—	11,000	471,000
Karen L. Power; Senior Vice President and Principal Financial Officer	2012	192,500	67,375	—	—	—	—	11,250	271,125
	2011	175,000	35,000	—	—	—	—	11,000	221,000
	2010	175,000	35,000	—	—	—	—	11,000	221,000

(1)	The amounts in columns (e) and (f) reflect the grant date fair value of awards during the covered year. Grant date fair value is determined in accordance with the applicable Accounting Standard Codification 718, Stock Compensation. These amounts do not reflect whether the named executive officers have actually realized a financial benefit from the awards. For information on the assumptions used to calculate the value of the awards, refer to Note 8 to our consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
(2)	The amounts in column (d) reflect the cash awards to the named executive officers, which is discussed in further detail under “Compensation Discussion and Analysis-Incentive Compensation”. Amounts for bonuses were approved and paid on December 21, 2012.
(3)	Amounts shown in column (i) represent a Company match of 401(k) contributions paid in the form of Company stock.

We have entered into employment agreements with our two executive officers and eight of our employees. These agreements provide for annual base salaries that we may increase from time to time. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may offer to our employees from time to time.

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

2012 Grants of Plan-Based Awards

No new grants were awarded during 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information on the current holdings of stock options and stock awards by the named executive officers which includes unexercised and unvested stock options and unvested restricted stock as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Edward G. Roth; President and Chief Executive Officer						—	—	—	—
	150,000	—	—	2.89	12/8/16	—	—	—	—
Karen L. Power; Senior Vice President and Principal Financial Officer	365,000	—	—	0.66	11/21/18	—	—	—	—

2012 OPTION EXERCISES AND STOCK VESTED

The following table provides information on the exercise of stock options and the vesting of restricted stock for the named executive officers during 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)(1)
Edward G. Roth; President and Chief Executive Officer	—	—	900,000	$612,000
Karen L. Power; Senior Vice President and Principal Financial Officer	—	—	—	—

(1)	The value realized in column (e) is equal to the number of vesting shares multiplied by the closing stock price of $0.68 on the vest date.

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

If we terminate Mr. Roth’s employment for any reason other than as noted in (i) or (iii) above, Mr. Roth is entitled to receive an amount equal to 300% of his annual salary payable over 24 months. Potential payments upon termination for Mr. Roth in 2012 result in a severance pay of $900,000 for termination without good cause, before or after a change in control, death and disability. The employment agreement of Mrs. Power provides for severance equal to three months of her full base salary as in effect on the date of her termination of employment. Potential payments upon termination for Mrs. Power in 2012 result in severance pay of $48,125 and equity exercise of zero, based on the closing stock price on December 31, 2012 of $0.40 for termination without good cause before or after a change in control. Equity vesting and exercise is eligible for death and disability.

In the event of a change in control of our company and a termination in the executive’s employment within one year period immediately following the change of control, the employee is entitled to receive substantially the same amounts as the severance amounts provided above payable over the same periods as described above and will receive a vested right to all shares and options outstanding.

Compensation Committee Report

The Nominating and Compensation Committee has reviewed and discussed the compensation discussion and analysis with management and has recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Nominating and Compensation Committee

Alvin R. Albe, Jr.

Frank M. Bumstead

P. Anthony Jacobs

Robert B. Rosene, Jr. (Chairman)

James R. Seward

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise stated, the following table sets forth the number of shares of our common stock beneficially owned as of March 01, 2013, by (1) each director and nominee for director, (2) each of the executive officers named in the Summary Compensation Table in this proxy statement, (3) all directors and executive officers as a group; and (4) all persons known by us to be the beneficial owners of at least five percent (5%) of our outstanding common stock. As of March 01, 2013, there were 99,238,146 shares of our common stock issued and outstanding.

Name (1)(2)	Shares	Percentage of Class
Current Executive Officers
Edward G. Roth	2,176,111	2.2%
Karen L. Power	550,037	*
Directors
Alvin R. Albe, Jr.	651,462	*
Frank M. Bumstead(3)	691,912	*
P. Anthony Jacobs(4)	987,386	1.0%
Robert B. Rosene, Jr.(5)	1,125,153	1.1%
James R. Seward	727,654	*
All directors and executive officers as a group (7 persons)	6,909,715	6.9%
Tyson Foods, Inc. 2200 Don Tyson Parkway Springdale, Arkansas 72762-6999	8,000,000	8.1%

*	Represents ownership of less than 1%.
(1)	Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Syntroleum Corporation, 5416 S Yale Ave., Suite 400, Tulsa, OK, 74135.
(2)	Shares of common stock subject to options and warrants that are exercisable within 60 days of the date of this proxy statement are deemed outstanding for purposes of determining beneficial ownership and computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Accordingly, the following shares of common stock subject to stock options or warrants are included in the table: Edward G. Roth – 150,000; Karen L. Power – 365,000; Alvin R. Albe, Jr. – 6,408; Frank M. Bumstead – 6,408; P. Anthony Jacobs – 6,408; Robert B. Rosene, Jr. – 6,408; James R. Seward – 2,242; and all directors and executive officers as a group – 542,874.

Under the Company 401K Plan, the Company matches employee contributions with shares of common stock. Shares of common stock held by individuals in their 401K Plan are: Edward G. Roth – 58,468 and Karen L. Power – 25,137.

(3)	Includes 13,847 shares of common stock held by Mr. Bumstead’s wife, as to which he disclaims beneficial ownership.
(4)	Includes 140,000 shares of common stock held by Mr. Jacobs’ wife, as to which he disclaims beneficial ownership, and 715,978 shares held by the P. Anthony Jacobs Trust.
(5)	Includes 10,200 shares of common stock owned by trusts the beneficiaries of which are Mr. Rosene’s children, as to which Mr. Rosene disclaims beneficial ownership.

Equity Compensation Plans

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)(2)	6,479,539	$1.93	5,806,834
Equity Compensation Plans Not Approved by Security Holders (3)(4)	4,250,000	$2.87	7,750,000
Total	10,729,539	$2.30	13,556,834

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, as amended, including the Stock Option Plan for Outside Directors.
(2)	Includes up to 75,000 shares to be issued upon exercise of warrants issued to Sovereign Oil & Gas Company II, LLC, a consulting firm that we previously have retained to assist us in acquiring stranded natural gas fields worldwide, which were approved by our stockholders. The warrants are issuable in varying amounts upon the acquisition of properties of the achievement of third-party participation in a project, and have an exercise price of between $6.40 and $7.98 per share for warrants issued since October 2004.
(3)	Includes up to 4,250,000 shares to be issued upon exercise of warrants issued to Tyson. The vesting of the warrants occurred on June 27, 2012 but remain unexercised as of December 31, 2012. The warrants have an exercise price of $2.87 per share. An additional 4,000,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.
(4)	We have registered via S-8 1,500,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2012, we have issued 775,953 shares under this Plan.

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

Tyson Foods, a greater than 8% shareholder, is our partner in the Dynamic Fuels venture which is discussed at length in our SEC filings. We provide technical engineering, licensing and other services to Dynamic Fuels and Tyson provides feedstock procurement, supplies portions of the required feedstock and fulfills the accounting controllership role.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees

HoganTaylor LLP billed us fees in fiscal year 2012 and 2011 as set forth in the table below for (i) the audit of our annual financial statements, the audit of effectiveness of internal controls over financial reporting, the reviews of our quarterly financial statements and services related to certain SEC registration statements, (ii) assurance and related services that are reasonably related to the performance of the audit or review of financial statements not included in (i), (iii) professional services relating to tax compliance and preparation, tax advice and tax planning, and (iv) all other services rendered.

	2012	2011
Audit Fees	$140,000	$140,000
Audit-Related Fees*	24,000	22,500
All Other Services**	6,025	27,500
Tax Fees	15,000	15,000

Total	$185,025	$205,000

*	Represents fees for professional services rendered for review of filings in 2012 and 2011.
**	Represents fees related to Company shelf registration statement on Form S-3.

The Audit Committee has considered whether the provision of services rendered in 2012, other than the audit of our financial statements, the 2012 audit of effectiveness of internal controls over financial reporting, and the reviews of our quarterly financial statements, was compatible with maintaining the independence of HoganTaylor LLP and determined that the provision of such services was compatible with maintaining such independence.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee’s amended and restated charter allows the Audit Committee to delegate to subcommittees consisting of one or more members the authority to grant pre-approvals of audit and permitted non-audit services between Audit Committee meetings, provided that the subcommittee reports any pre-approval decisions to the full Audit Committee at the committee’s next scheduled meeting. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. The policy requires advance approval by the Audit Committee of all audit and non-audit work. Unless the specific service has been previously pre-approved with respect to the 12-month period following the advance approval, the Audit Committee must approve a service before the independent registered public accounting firm is engaged to perform the service. The Audit Committee has given advance approval for specified audit, audit-related and tax services for 2013. Requests for services that have received this pre-approval are subject to specified fee or budget restrictions as well as internal management controls. All of the 2012 audit and non-audit services described above were pre-approved by the Audit Committee in accordance with its charter, its policies and procedures, and pursuant to applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2012:

(a)(2) Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Index of Exhibits

Exhibit No.	Description of Exhibit

*2.1	Purchase and Sale agreement between the Company and Sasol (USA) corporation dated March 1, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on March 7, 2013 (File No. 001-34490)).

*3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 24, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.2	Amendment to the Bylaws of the Company adopted on April 22, 2008 (incorporated by reference to Exhibit 3.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.1.1	Amendment dated as of November 15, 2007, to Second Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.4	Warrant Agreement, dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*4.5	Registration Rights Agreement dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*4.6	Warrant Agreement with Tyson Foods, Inc dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission on August 4, 2008 (File No. 0-21911).

*4.7	Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Securities and Exchange Commission on October 31, 2008 (File No. 0-21911).

*4.8	Common Stock Purchase Warrant Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.89 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*4.9	Common Stock Purchase Warrant Dated December 30, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009 (File No. 001-34490)).

*4.10	Common Stock Purchase Warrant Dated April 20, 2010 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010 (File No. 001-34490)).

*4.11	Warrant to Purchase Common Stock Dated July 6, 2011. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011 (File No. 001-34490)).

*4.12	Warrant Agreement dated as of November 28, 2005 between the Company and Sovereign Oil and Gas Company II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

*4.13	Warrant Agreement dated as of July 26, 2006 between the Company and Sovereign Oil and Gas Company II. LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

+*10.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.1	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.2	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.2	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.3	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.7	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.11.1	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

*10.11.2	Amendment No 3 to Volume License Agreement dated July 1, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

+*10.14	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.15	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.16	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.17	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.18	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

+*10.19	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.20	Indemnification Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

*10. 21	Common Stock P Common Stock Purchase Agreement dated November 20, 2006 by and between Syntroleum Corporation and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 (File No. 0-21911)).

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

*10.28	Syntroleum Corporation Bio-Synfining Master License Agreement with Dynamic Fuels dated June 22, 2007. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.29	Syntroleum Corporation Participation Agreement with Tyson Foods, Inc. dated June 22, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.30	Resignation and Compromise Agreement dated as of August 6, 2007 between the Company and Mr. Ziad Ghandour and TI Capital Management (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.31	Restricted Stock Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.32	Employment Agreement dated June 13, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.33	Restricted Stock Agreement dated July 12, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.34	Syntroleum Corporation Stock Purchase and Sale of Common Stock with Fletcher International Ltd. Dated November 18, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007 (File No. 0-21911)).

*10.35	Employment Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.36	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.37	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Power (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.38	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.39	Settlement Agreement and Release of Claims Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.40	Securities Purchase Agreement Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.88 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.41	Technology Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009) (File No. 0-21911).***

*10.42	CDF Equipment and Material Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009). (File No. 0-21911).***

*10.43	Common Stock Purchase Agreement dated July 14, 2010, between the Company and Energy Opportunity, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2010). (File No. 0-34490).

*10.44	Underwriting Agreement dated June 30, 2011, between the Company and JMP Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011). (File No. 001-34490)).

*10.45	Settlement Agreement and Mutual Release dated as of June 27, 2012, among Syntroleum Corporation, Tyson Foods, Inc. and Dynamic Fuels, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on August 8, 2012). (File No. 001-34490).

*99.1	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009 (File No. 0-21911)).

*99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010. (incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on July 18, 2011 (File No. 001-34490)).

*99.4	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2011. (incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-34490)).

**99.5	Dynamic Fuels, LLC Audited Financial Statement, year ended September 30, 2012.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
**	Filed herewith
+	Compensatory plan or arrangement.
***	CERTAIN PORTION OF THIS EXHIBIT AND THE ANNEXES THERE TO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITEIS AND EXCHANGE ACT OF 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: March 15, 2013	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/s/ Karen L. Power Karen L. Power	Senior Vice President and Principal Financial Officer (Principal Financial Officer)	March 15, 2013

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	March 15, 2013

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March 15, 2013

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 15, 2013

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 15, 2013

/s/ James R. Seward James R. Seward	Director	March 15, 2013

Index to Exhibits

99.5	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2012

21	Subsidiaries of Syntroleum

23	Consent of HoganTaylor LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 15, 2013

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,909	$22,601
Restricted cash	725	1,189
Accounts receivable	134	125
Accounts receivable from Dynamic Fuels, LLC	252	—
Other current assets	237	277

Total current assets	17,257	24,192
ACCOUNTS RECEIVABLE FROM DYNAMIC FUELS, LLC	—	2,624
PROPERTY AND EQUIPMENT – at cost, net	58	86
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	38,407	38,643
OTHER ASSETS, net	1,023	1,106

	$56,745	$66,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$312	$220
Accrued employee costs	71	288
Deposits	725	1,189

Total current liabilities	1,108	1,697
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	603	603
DEFERRED REVENUE	15,612	24,366
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 98,287 and 97,948 shares issued and outstanding at December 31, 2012 and 2011, respectively	983	979
Additional paid-in capital	398,903	398,369
Accumulated deficit	(360,464)	(359,363)

Total stockholders’ equity	39,422	39,985

	$56,745	$66,651

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
REVENUES:
Technology	$9,600	$600	$3,600
Technical services	1,909	1,719	2,805
Technical services from Dynamic Fuels, LLC	5,228	974	2,005
Royalties from Dynamic Fuels, LLC plant production	789	921	—

Total revenues	17,526	4,214	8,410

COSTS AND EXPENSES:
Engineering	2,571	2,236	2,871
Depreciation and amortization	186	200	217
General, administrative and other (including non-cash equity compensation of $508, $562 and $1,719 for the years ended December 31, 2012, 2011 and 2010, respectively.)	5,552	4,827	7,574

OPERATING INCOME (LOSS)	9,217	(3,049)	(2,252)
INTEREST INCOME	22	16	31
OTHER INCOME, net	6	8	64
LOSS IN EQUITY OF DYNAMIC FUELS, LLC	(10,012)	(13,880)	(5,628)
FOREIGN CURRENCY EXCHANGE	(296)	(17)	(1,848)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,063)	(16,922)	(9,633)
INCOME TAXES	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,063)	(16,922)	(9,633)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(38)	(27)	97

NET LOSS	$(1,101)	$(16,949)	$(9,536)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.01)	$(0.19)	$(0.12)
Loss from discontinued operations	0.00	0.00	0.00

Net loss	$(0.01)	$(0.19)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	98,354	89,774	77,608

Diluted	99,115	89,774	77,608

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, January 1, 2010	76,014	$760	$362,861	$(332,878)	$30,743
Stock options exercised	351	4	228	—	232
Issuance of shares and warrants under common stock purchase agreement	5,084	51	9,594	—	9,645
Vesting of awards granted	38	—	1,230	—	1,230
Stock-based bonuses and match to 401(k)	196	2	484	—	486
Net loss	—	—	—	(9,536)	(9,536)

Balance, December 31, 2010	81,683	$817	$374,397	$(342,414)	$32,800
Stock options exercised	53	—	34	—	34
Issuance of shares public offering	15,900	159	23,379	—	23,538
Vesting of awards granted	15	—	74	—	74
Stock-based bonuses and match to 401(k)	297	3	485	—	488
Net loss	—	—	—	(16,949)	(16,949)

Balance, December 31, 2011	97,948	$979	$398,369	$(359,363)	$39,985
Stock options exercised	96	1	62	—	63
Vesting of awards granted	8	—	194	—	194
Restricted stock purchased and retired	(287)	(3)	(196)	—	(199)
Stock-based bonuses and match to 401(k)	522	6	474	—	480
Net loss	—	—	—	(1,101)	(1,101)

Balance, December 31, 2012	98,287	$983	$398,903	$(360,464)	$39,422

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101)	$(16,949)	$(9,536)
Income (Loss) from discontinued operations	(38)	(27)	97

Loss from continuing operations	(1,063)	(16,922)	(9,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	186	200	217
Abandoned patent write-off	—	—	466
Foreign currency exchange	296	17	1,848
Non-cash compensation expense	508	562	1,719
Non-cash loss in equity method investee	10,012	13,880	5,628
Non-cash technical services revenue from Dynamic Fuels, LLC	(3,714)	—	—
Changes in assets and liabilities:
Accounts receivable	(9)	431	2,609
Accounts receivable from Dynamic Fuels, LLC	(524)	(1,895)	(579)
Other assets	(18)	(27)	(79)
Accounts payable	92	(870)	729
Accrued liabilities and other	(217)	169	(501)
Deferred revenue	(9,050)	49	(3,216)

Net cash used in continuing operations	(3,501)	(4,406)	(792)
Net cash used in discontinued operations	(38)	(27)	(320)

Net cash used in operating activities	(3,539)	(4,433)	(1,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17)	(51)	(14)
Investment in and loans to Dynamic Fuels, LLC	(3,000)	(9,000)	(21,250)

Net cash used in investing activities	(3,017)	(9,051)	(21,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	63	23,572	9,877
Purchase and retirement of restricted stock	(199)	—	—

Net cash provided by (used in) financing activities	(136)	23,572	9,877

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,692)	10,088	(12,499)
CASH AND CASH EQUIVALENTS, beginning of year	22,601	12,513	25,012

CASH AND CASH EQUIVALENTS, end of year	$15,909	$22,601	$12,513

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock warrants	$166	$—	$—

Accounts receivable contributed as investment in Dynamic Fuels, LLC	$2,896	$—	$—

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—	$281

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

Revenue Recognition

We recognize revenues from technical services provided as such services are rendered. We recognize revenue for royalty fees upon production of finished product by the licensee.

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

Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a liability in current deposits on the consolidated balance sheet at December 31, 2012 and 2011.

Accounts Receivable

The majority of our accounts receivable is due from technical service agreements. These accounts are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2012 and 2011 will be collected and therefore no allowance for uncollectible accounts has been recorded. As of December 31, 2011, management has classified receivables from Dynamic Fuels as long term based on the expected timing of collectability.

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

	December 31, 2012	December 31, 2011
Furniture and office equipment	$441	$424
Leasehold improvements	5	5

	446	429
Less - accumulated depreciation	(388)	(343)

	$58	$86

Income Taxes

Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and on net operating loss carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws in effect or that will be in effect when the differences are expected to reverse. The Company records a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Asset Retirement Obligations

We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consist primarily of costs associated with the future plant dismantlement of our pilot plant. As the pilot plant is directly related to research and development activities and has been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. Based on a change in expected life of the pilot plant, no accretion expense was incurred in 2012 or 2011. See Footnote 3 for additional information.

Other Assets

Other assets include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $141,000, $137,000 and $147,000, respectively. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2012 is estimated to be $141,000 per year through 2020. Patent costs consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Patents	$2,226	$2,167
Less - accumulated amortization	(1,203)	(1,061)

	$1,023	$1,106

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

Earnings Per Share

Basic earnings (losses) per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share for each of the three years ended December 31 are calculated by dividing net loss by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Basic weighted-average shares	98,354	89,774	77,608
Effect of dilutive securities:
Stock options	761	—	—

Dilutive weighted-average shares	99,115	89,774	77,608

The table below includes information related to stock options, warrants and restricted stock that were outstanding at December 31 of each respective year, but have been excluded from the computation of weighted-average stock options due to (i) the option exercise price exceeding the twelve-month weighted-average market price of our common shares or (ii) their inclusion would have been anti-dilutive to our loss per share.

	Year ended December 31,
	2012	2011	2010
Options and warrants (in thousands)	19,744	25,973	18,306
Weighted-average exercise price of options and warrants	$3.00	$2.49	$2.60
Average market price of common shares	$0.79	$1.46	$2.02

Defined Contribution Plan - 401(k)

We sponsor a defined contribution plan, named the Syntroleum 401(k) Plan (the “401(k) Plan”), covering virtually all of our employees who have met the eligibility requirements. Our employees may participate in the 401(k) Plan upon employment. Participants become eligible for matching and profit sharing contributions upon employment on the last day of the 401(k) Plan quarter.

We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our stock is permitted. We recorded expense of $129,000, $137,000 and $136,000 from issuing 199,421, 121,195 and 74,960 shares of Syntroleum Stock for the years ended December 31, 2012, 2011 and 2010, respectively, of which 76,450 shares were issued in January 2013.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the recently issued accounting standards are not currently applicable to us

2. OPERATIONS AND LIQUIDITY

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2012, we had approximately $15.9 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

On February 15, 2013, Syntroleum made an additional $2.3 million working capital loan to Dynamic Fuels. Tyson made an additional $2.3 million working capital loan (for a total of $4.6 million) on February 19, 2013.

On March 1, 2013, Syntroleum received $5,798,000 from sales proceeds of its nominal two b/d pilot plant located in Tulsa, Oklahoma.

On June 8, 2012, the Company received a Nasdaq Staff Deficiency Letter, indicating the Company’s stock had closed below the minimum $1.00 per share requirement for continued inclusion under the marketplace Rule 5500(a)(2). We were provided 180 calendar days, or until December 5, 2012 to regain compliance.

On December 6, 2012, the Company received a Nasdaq notification indicating we were eligible for an additional 180 calendar day compliance period or until June 3, 2013 to regain compliance. Their determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company is involved in certain claims and legal proceedings arising in the ordinary course of business. Management believes there will not be any liability from the resolution of these proceedings and any liability will not have a material adverse effect on the Company’s financial condition, future results of operations or liquidity.

3. DISCONTINUED OPERATIONS

Research and Development

We have completed the necessary testing and demonstration associated with our pilot plants as well as completion of catalyst formulation and deactivation studies. All revenues and costs associated with these activities such as; facilities, dismantlement of facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total income or (loss) of research and development activities totaled ($38,000), ($27,000) and $97,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The gain in 2010 resulted from lower actual dismantlement costs than estimated for the asset retirement obligation associated with the Catoosa Demonstration Facility.

On March 1, 2013, Syntroleum sold its pilot plant for $5,798,000. Syntroleum had no carrying value for the pilot plant since all costs incurred had been expensed as research and development. As such, the total amount of proceeds will be recognized as a gain in the first quarter of 2013. In connection with this sale, the previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, will also be recognized as a gain in the first quarter of 2013.

4. INVESTMENT IN AND LOANS TO DYNAMIC FUELS

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining® Technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). Other agreements entered into included a technology license agreement whereby we would provide for the transfer of our Bio-Synfining® Technology, provide technology support services to Dynamic Fuels, and receive payment of royalties for plant production. These agreements also included a sales agreement whereby Tyson would be paid a sourcing fee to procure feedstock.

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of December 31, 2012, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $38,659,000, which represents our equity investment in and loans to this entity, net of recognized losses and other equity accounting adjustments, in the amount of $38,407,000 and accounts receivable from this entity in the amount of $252,000. The carrying value of our investment in Dynamic Fuels exceeds the amount of underlying equity in net assets of Dynamic Fuels by approximately $8,000,000, related to warrants issued to Tyson, and is being amortized over the remaining life of the bonds which expire in 2033.

In prior years, Dynamic Fuels was engaged in the development and construction of its renewable fuels plant. Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2012, the plant sold 63.0 million gallons of renewable products such as diesel, naphtha, and LPG. Nameplate capacity for the plant is 75.0 million gallons per year. During its fiscal year ended September 30, 2012, the plant produced renewable products at an average rate of 49% of design capacity compared to 35% during the fiscal year ended September 30, 2011.

Since inception of commercial operations, the plant has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants which have contributed to plant down time, higher than expected operational costs and operating losses. Throughout 2011, Syntroleum provided engineering and other services and paid costs for services performed by others on behalf of Dynamic Fuels. As Dynamic Fuels’ cash flow was insufficient to pay Syntroleum for these services, Syntroleum’s account receivable from Dynamic Fuels, including accrued royalties, grew to $2,624,000 at December 31, 2011. Because Dynamic Fuel’s near term ability to pay the amount owed without additional loans from its owners was uncertain, Syntroleum classified the account receivable as non-current as of December 31, 2011.

In order to help resolve differences between us and Tyson regarding plant operational and other issues, on June 27, 2012, we entered into a Settlement Agreement whereby the obligations to us and Tyson for sourcing fees, running royalty fees, line of credit or interest fees and services and expenses under the technical service agreement in the amount of $6,597,000 each were contributed to Dynamic Fuels’ equity. Contemporaneous with the execution of the Settlement Agreement, we entered into a revised site license agreement, rights and obligations under the master license agreement were amended, warrants to purchase our common stock that had been issued to Tyson were vested, and the sales agreement under which Tyson procures feedstock was amended to pay Tyson an additional $.01 per pound, up to 1.1 billion pounds, to procure certain low cost feedstock.

Upgrades to the feedstock pre-treatment area were installed during 2012. After completion of the maintenance turnaround on December 10, 2012 the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume production. The economic outlook improved when, on January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated tax credits of $1.00 per gallon for the production of renewable diesel and $.50 per gallon for the production of qualified alternative fuels. The Act applies to 2013 production, but also retroactively reinstates the credits for 2012. Dynamic Fuels or its owners will receive approximately $23 million for 2012 production of diesel plus $.50 per gallon for a portion of the renewable naphtha produced during 2012.

On February 15, 2013 and February 19, 2013, respectively, Syntroleum and Tyson each made an additional $2.3 million working capital loan to Dynamic Fuels (for a total of $4.6 million).

As of the date these financial statements were issued, the plant continues to be in standby mode. While the economic conditions have improved in 2013, Syntroleum and Tyson have not agreed on the economic conditions required for plant start-up. As start-up costs may require each of us to make additional loans to Dynamic Fuels, receipt of the tax credits, sometime during 2013, may play a role in start-up timing.

Accounting standards for equity method investments require us to consider all factors that may indicate that the value of our investment in Dynamic Fuels is less than the amount resulting from the application of the equity method reported in our balance sheet. If such a value deficiency has occurred and is other than temporary, it must be recognized currently. Our management has considered Dynamic Fuel’s financial condition, current status and outlook and has concluded that should a current valuation deficiency exist, it does not meet the “other than temporary” criteria of the accounting standards. When we and Tyson reach agreement to resume production, for which there is no assurance, should the plant upgrades and improvements fail to improve operational performance or industry economics make the plant uneconomic to operate, we may be required to assess the recoverability of our investment in and loans to Dynamic Fuels.

During the years ended September 30, 2012, 2011 and 2010, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $6,017,000, $1,895,000 and $2,005,000, respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statement of Operations. During 2012, $3.7 million in technical service revenue from Dynamic Fuels was recognized for services that had been provided prior to 2012

Dynamic Fuels, LLC 2012 and 2011 Audited Financials (in thousands):

Balance Sheet	September 30, 2012	September 30, 2011
Cash and Current Assets	$9,337	$6,950
Inventory	17,509	16,555
Property, Plant and Equipment and Other Assets	150,258	146,929

Total Assets	$177,104	$170,434

Accounts Payable	$10,241	$7,210
Notes and Accounts Payable to Related Parties	29,976	32,506
Long-Term Liabilities	100,051	100,040

Total Liabilities	140,268	139,756

Total Members’ Equity	36,836	30,678

Total Liabilities and Members’ Equity	$177,104	$170,434

Statement of Operations	For the Year Ended September 30, 2012	For the Year Ended September 30, 2011	For the Year Ended September 30, 2010
Revenue	$166,986	$127,069	$—
Cost of Goods Sold and Operating Expenses	179,550	151,341	10,426
General and Administrative	1,595	2,516	1,616

Loss from Operations	(14,159)	(26,788)	(12,042)

Other Income (Expense)	(2,086)	(2,548)	902

Net Loss	$(16,245)	$(29,336)	$(11,140)

5. DEFERRED REVENUE

License fees received for which the criteria for revenue recognition have not been met totaled $15,612,000 and $24,366,000 at December 31, 2012 and 2011, respectively.

In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2012 and 2011, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees earned in Australia in the amount of AUD $15,000,000. This license has been recorded as deferred revenue of US $15,557,000 and US $15,261,000 as of December 31, 2012 and 2011, respectively. This license expires in 2019. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2012, 2011, and 2010, the foreign currency effect on our deferred revenues was a change of $(296,000), $(17,000) and $(1,848,000), respectively, as a result of changes in the exchange rate between the United States and Australian dollars.

6. COMMON STOCK AND WARRANT SALE AND COMMON STOCK PURCHASE AGREEMENTS

Common Stock Offering. On July 6, 2011, the Company closed the issuance and sale of 15,900,000 shares of its common stock and accompanying warrants to purchase a total of 7,950,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase 0.5 shares of common stock was sold in the offering for a combined public offering price of $1.58 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted is $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $1.49 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

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

7. STOCKHOLDERS’ EQUITY

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 4.25 million shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 2.5 million shares will be issued upon sanctioning of the second plant and the third tranche of 1.5 million shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 4.25 million warrants is $2.87 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the Plant achieves operations for commercial purposes after the completion of commissioning and satisfaction of performance tests. For purposes of the Warrant Agreement dated June 22, 2007, the First Plant Commercial Operations Date as defined in the Warrant Agreement was deemed to be June 27, 2012. The warrants will expire if not exercised by June 27, 2015. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

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

As of December 31, 2012, 5,806,834 shares of common stock were available for grant under our current plan. We are authorized to issue up to 12,211,373 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares	Weighted
	Under	Average Price
	Stock Options	Per Share
OUTSTANDING AT DECEMBER 31, 2011	8,007,874	$1.79
Granted at market price	—	—
Exercised	(96,000)	$0.66
Expired or forfeited	(1,507,335)	$1.54

OUTSTANDING AT DECEMBER 31, 2012	6,404,539	$1.87

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$0.66 – $0.66	4,611,481	$0.66	5.58	4,611,481	$0.66
$1.41 – $1.55	50,000	1.41	8.58	50,000	1.41
$1.62 – $2.89	817,136	2.58	2.50	817,136	2.58
$3.19 – $6.88	675,228	6.47	1.83	675,228	6.47
$7.10 – $9.67	225,694	9.43	2.88	225,694	9.43
$10.51 – $10.51	25,000	10.51	2.59	25,000	10.51

	6,404,539	$1.87		6,404,539	$1.87

A total of 6,404,539 stock options with a weighted average exercise price of $1.87 were outstanding and fully vested at December 31, 2012. A total of 3,615,700 and 3,657,950 stock options with a weighted average exercise price of $0.67 and $0.66 were outstanding at December 31, 2011 and 2010, respectively, which had not vested.

There were no stock options granted for the years ended December 31, 2012 and 2010. During 2011, 50,000 shares were granted.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the years ended December 31, 2012, 2011 and 2010 was $508,000, $562,000 and $1,719,000, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price on the exercicse date and the price paid by the employee to exercise the options) during the years ended December 31, 2012, 2011 and 2010 was $36,125, $76,000 and $476,000, respectively. The total amount of cash received in 2012, 2011 and 2010 by the Company from the exercise of these options was $63,000, $35,000, and $232,000 respectively. As of December 31, 2012 there was no aggregrate intrinisic value of stock options that were fully vested. The remaining weighted average contractual term for options exercisable is approximately 4.9 years. As of December 31, 2012, all stock options have vested and all related compensation costs has been recognized.

Restricted Stock

We also grant common stock and restricted common stock units to employees. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2012, 2011, and 2010 was $0.96 per share (total grant date fair value of $350,000) $2.18 per share (total grant date fair value of $429,000), and $2.59 per share (total grant date fair value of $379,000), respectively. As of December 31, 2012, all restricted stock units had vested. As of December 31, 2012, $22,000 in compensation cost related to restricted stock units was recognized. The total fair value of restricted stock units vested during December 31, 2012, 2011 and 2010 was $378,000, $499,000 and $1,584,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2011	1,047,712	$0.35
Granted	364,582	$0.96
Vested or Exercised	(1,412,294)	$0.66
Expired or forfeited	—	$—

NONVESTED AT DECEMBER 31, 2012	—	$—

9. INCOME TAXES

We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $363 million at December 31, 2012. Our NOLs generally begin to expire in 2018.

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

We have not recorded an income tax provision for the year ended December 31, 2012 or 2011. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $404,000, $6,529,000, and $3,411,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
NOL carry-forwards	$137,870	$124,695
Research and development credit	8,085	8,085
Deferred revenue	3,808	7,227
Investments	—	4,266
Stock-based compensation	2,831	3,108
Other	2,375	2,262

	154,969	149,643

Deferred tax liabilities:
Investments	(4,953)	—
Other	(389)	(420)

Net deferred tax asset before valuation allowance	149,627	149,223
Valuation allowance	(149,627)	(149,223)

Net deferred tax assets	$—	$—

Open tax years are December 31, 2010 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.

10. COMMITMENTS AND CONTINGENCIES:

We have entered into various, non-cancelable operating leases for office space, equipment, land and buildings that expire between 2013 and 2023. Rental expense was $99,000 in 2012, $181,000 in 2011, and $325,000 in 2010. Total future minimum lease payments under these agreements as of December 31, 2012 are as follows:

Year	Amount
(in thousands)
2013	$101
2014	32
2015	9
2016	9
2017	9
Thereafter	39

$199

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,208,000 at December 31, 2012. Expense is not recognized until an employee is severed.

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

11. SIGNIFICANT CUSTOMERS

The Company’s revenue is derived from significant customers. Two customers made up 97% of revenues in 2012 and 99% in 2011 while three customers made up 93% of revenues in 2010. See Note 4, “Investment in and Loans to Dynamic Fuels” for further information regarding revenue transactions with specific customers.

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

13. SEGMENT INFORMATION

We apply FASB ASC Topic 280, Segment Reporting. Previously, our reportable business segments have been identified based on the differences in products or services provided. As discussed in Note 3, we classified the research and development component as discontinued operations for the years ended December 31, 2012, 2011 and 2010. We now operate only one reportable segment.

14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2012
Revenues	$1,250	$10,810	$4,342	$1,124
Operating income (loss)	(786)	8,763	2,037	(797)
Loss from Dynamic Fuels investment	(830)	(2,155)	(2,752)	(4,275)
Net income (loss) from continuing operations	(1,923)	6,956	(1,037)	(5,059)
Net income (loss) from discontinued operations	(10)	(9)	(9)	(10)
Net income (loss)	(1,933)	6,947	(1,046)	(5,069)
Basic and diluted EPS
Continuing operations	$(0.02)	$0.07	$(0.01)	$(0.05)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$(0.02)	$0.07	$(0.01)	$(0.05)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2011
Revenues	$849	$1,188	$1, 176	$1,001
Operating income (loss)	(1,587)	(214)	(452)	(796)
Loss from Dynamic Fuels investments	(2,109)	(4,829)	(5,348)	(1,594)
Net income (loss) from continuing operations	(3,908)	(5,469)	(4,588)	(2,957)
Net income (loss) from discontinued operations	1	(9)	(9)	(10)
Net income (loss)	(3,907)	(5,478)	(4,597)	(2,967)
Basic and diluted EPS
Continuing operations	$(0.05)	$(0.07)	$(0.05)	$(0.03)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$(0.05)	$(0.07)	$(0.05)	$(0.03)

Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects may affect the comparability of the periods presented.