Form 10-Q
period 2013-03-31
SYNTROLEUM CORP
filed 2013-05-03
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

At May 1, 2013, the number of outstanding shares of the issuer’s common stock was 8,696,452

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining® Technology, (hereinafter “Technologies”), plants based on these Technologies, anticipated cost and schedule to design, construct and operate plants, expected production of fuel, obtaining required financing for these plants and other activities, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of our Technologies, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2012 Annual Report on Form 10-K.

As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,935	$15,909
Restricted cash	762	725
Accounts receivable	123	134
Taxes receivable	8,986	—
Accounts receivable from Dynamic Fuels, LLC	85	252
Other current assets	213	237

Total current assets	25,104	17,257
PROPERTY AND EQUIPMENT – at cost, net	53	58
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	41,798	38,407
OTHER ASSETS, net	1,031	1,023

	$67,986	$56,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$529	$312
Accrued employee costs	185	71
Deposits	762	725

Total current liabilities	1,476	1,108
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	603
DEFERRED REVENUE	15,679	15,612
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 9,924 and 9,829 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	992	983
Additional paid-in capital	399,278	398,903
Accumulated deficit	(349,439)	(360,464)

Total stockholders’ equity	50,831	39,422

	$67,986	$56,745

Note – Share and per share information for the prior periods has been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock.

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Quarter Ended March 31,
	2013	2012
REVENUES:
Technology	$100	$150
Technical services	382	481
Technical services from Dynamic Fuels, LLC	417	379
Royalties from Dynamic Fuels, LLC plant production	—	240

Total revenues	899	1,250

COSTS AND EXPENSES:
Engineering	586	598
Depreciation and amortization	43	52
General, administrative and other (including non-cash equity compensation of $384 and $312 for the quarter ended March 31, 2013and 2012, respectively.)	2,279	1,386

OPERATING LOSS	(2,009)	(786)
INTEREST INCOME	2	8
OTHER INCOME	2	2
EQUITY IN EARNINGS (LOSS) OF DYNAMIC FUELS, LLC	6,707	(830)
FOREIGN CURRENCY EXCHANGE	(68)	(317)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,634	(1,923)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,391	(10)

NET INCOME (LOSS)	$11,025	$(1,933)

BASIC NET INCOME (LOSS) PER SHARE:
Net income (loss) from continuing operations	$0.48	$(0.20)
Income from discontinued operations	0.67	0.00

Net income (loss)	$1.15	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,585	9,840

Diluted	9,585	9,840

Note – Share and per share information for the prior periods has been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock.

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2012	9,829	$983	$398,903	$(360,464)	$39,422
Vesting of awards granted	88	8	342	—	350
Match to 401(k) Plan	7	1	33	—	34
Net income	—	—	—	11,025	11,025

Balance, March 31, 2013	9,924	$992	$399,278	$(349,439)	$50,831

Note – Share information for the prior periods has been retroactively adjusted to reflect the April 11, 2013 one-for-ten stock split of the Company’s common stock.

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,025	$(1,933)
Income (loss) from discontinued operations	6,391	(10)

Income (loss) from continuing operations	4,634	(1,923)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43	52
Foreign currency exchange	68	317
Non-cash compensation expense	384	312
Non-cash (income) loss in equity method investee	(6,707)	830
Changes in assets and liabilities:
Accounts receivable	11	(35)
Accounts receivable from Dynamic Fuels, LLC	167	(536)
Other assets	(21)	72
Accounts payable	217	(152)
Accrued employee costs	114	(48)
Deferred revenue	—	(50)

Net cash used in continuing operations	(1,090)	(1,161)
Net cash used in discontinued operations	(10)	(9)

Net cash used in operating activities	(1,100)	(1,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(5)
Investment in and loans to Dynamic Fuels, LLC	(5,670)	—

Net cash used in continuing operations	(5,672)	(5)
Net cash provided by discontinued operations	5,798	—

Net cash provided by (used in) investing activities	126	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restricted stock exercises	—	63

Net cash provided by financing activities	—	63

NET CHANGE IN CASH AND CASH EQUIVALENTS	(974)	(1,112)
CASH AND CASH EQUIVALENTS, beginning of period	15,909	22,601

CASH AND CASH EQUIVALENTS, end of period	$14,935	$21,489

NON-CASH INVESTING ACTIVITIES
Accounts receivable reduction in Dynamic Fuels LLC working capital loan	$8,986	$—

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These financial statements should be read together with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the three months ended December 31, 2012. During the quarter ended March 31, 2013, there were intervening events that materially affected the financial position and results of operations which were recorded on a current basis and not a three month lag, see Note 4, Investment In and Loans to Dynamic Fuels, LLC.

The financial statements for all prior periods have been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock which allowed the Company to regain compliance with Nasdaq’s minimum price Marketplace Rule as of April 26, 2013. As a result of the reverse split, each ten (10) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock. Fractional shares received cash and proportional adjustments were made to the Company’s outstanding stock options and other equity awards and to the Company’s equity compensation plans to reflect the reverse stock split. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stocks issued and options outstanding.

2.	Operations and Liquidity

In the past we have sustained recurring losses and negative cash flows from operations. As of March 31, 2013, we had approximately $14.9 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

3.	Restricted Cash

Restricted cash consists of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project. The account has also been recorded as a current liability as “Deposits” on the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012.

4.	Investment in and Loans to Dynamic Fuels, LLC

Dynamic Fuels began commercial operations in November of 2010. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. We account for Dynamic Fuels under the equity method of accounting with our share of the Dynamic Fuels net income or loss reflected in the Consolidated Statements of Operations. Under the equity method, losses from our investment in Dynamic Fuels are limited to the carrying value of our investment in and loans to Dynamic Fuels plus any outstanding receivables which were $41,798,000 and $85,000, respectively at March 31, 2013. The carrying value of our investment in Dynamic Fuels exceeds the amount of underlying equity in net assets of Dynamic Fuels by approximately $8,000,000, related to warrants issued to Tyson. The Warrants are being amortized over the remaining life of the bonds which expire in 2033. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag in accordance with ASC 323-10-35.

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “Act”), which reinstated tax credits of $1.00 per gallon for the production of renewable diesel and $.50 per gallon for the production of qualified alternative fuels. The Act applies to 2013 production, but also retroactively reinstates the credits for 2012. During the quarter ended March 31, 2013, Dynamic recognized approximately $25.2 million in revenue for 2012 production of diesel and renewable naphtha. Due to the materiality of these amounts, we have recorded in the accompanying financial statements our portion of the current quarter revenue of $12.6 million related to the 2012 retroactively reinstated credits. Additionally, because of specific provisions in the Act, we filed for approximately $9.0 million of our portion of the credits directly with the Internal Revenue Service. This amount was received on April 12, 2013 and was recorded as a repayment of working capital loans in the accompanying financial statements. These amounts are included in our carrying value in Dynamic Fuels and are reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.

The plant has sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2012. Full rate capacity for the plant is 75.0 million gallons per year. Since the start of commercial operations, the plant has experienced adulterants in the feedstock, hydrogen disruptions and rotating equipment issues which have contributed to plant downtime and higher than expected operating costs. Upgrades to the feedstock pre-treatment area were completed during 2012.

Planned turnaround operations commenced on October 25, 2012 and were completed on December 10, 2012 at which time the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume operations. The plant continues to be in standby mode. While the economic conditions have improved in 2013, Syntroleum and Tyson continue to monitor the long term economic conditions conducive for plant restart. During the first quarter Syntroleum and Tyson each made an additional $4 million working capital loan and invested an additional $1.7 million in the form of an equity contribution. Working capital requirements for restart of the facility are estimated to be approximately $20 million.

Primarily as a result of the extended period the Plant has been in standby, Dynamic Fuels determined that the carrying amount of the Plant may not be recoverable. As such, recoverability was assessed using a probability weighted undiscounted cash flow model based on historical results and current projections. Based on this assessment, it was determined that the carrying value was recoverable and no impairment was recognized. However, if the Plant is not restarted, the Plant upgrades fail to improve operational performance, or should industry economics make the plant uneconomical to operate, Dynamic Fuels may be required to reassess recoverability and recognize an impairment loss on the Plant.

In addition, accounting standards for equity method investments requires Syntroleum to consider all factors that may indicate that the value of our investment in Dynamic Fuels is less than the amount reported in our balance sheet. If such a value deficiency has occurred and is other than temporary, it must be recognized currently. Our management has considered Dynamic Fuel’s financial condition, current status and outlook and has concluded that a current valuation deficiency does not exist.

Dynamic Fuels, LLC Quarter Ended December 31, 2012 Unaudited Financials (in thousands):

Balance Sheet	December 31, 2012	September 30, 2012
Cash and Current Assets	$5,378	$9,337
Inventory	1,597	17,509
Property, Plant and Equipment and Other Assets	150,220	150,258

Total Assets	$157,195	$177,104

Accounts Payable	$2,975	$10,241
Notes and Accounts Payable to Related Parties	29,123	29,976
Long-Term Liabilities	100,053	100,051

Total Liabilities	132,151	140,268

Total Members’ Equity	25,044	36,836
Total Liabilities and Members’ Equity	$157,195	$177,104

	For the Quarter Ended December 31, 2012	For the Quarter Ended December 31, 2011
Revenue	$19,826	$53,623
Cost of Goods Sold, Operating Expenses and General and administrative	31,230	55,302

Loss from Operations	(11,404)	(1,679)

Other Income (Expense)	(388)	(450)
Net Loss	(11,792)	(2,129)

During the quarters ended March 31, 2013 and 2012, we recognized technical service revenue with Dynamic Fuels in the amount of $417,000 and $379,000, respectively and royalties from plant production of zero and $240,000, respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statements of Operations.

5.	Earnings Per Share

The financial statements for all prior periods have been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock.

	Three months ended March 31,
	2013	2012
	(Dollars in thousands, except per share amounts; shares in thousands)
Income (loss) from continuing operations available to common stockholders’ for basic and diluted earnings per share	$4,634	$(1,923)

Basic weighted-average shares	9,585	9,840
Effect of dilutive securities:
Unvested restricted stock units	—	—
Stock options	—	—

Dilutive weighted-average shares	9,585	9,840

Earnings (loss) per common share from continuing operations:
Basic	$0.48	$(0.20)
Diluted	$0.48	$(0.20)

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

	March 31, 2013	March 31, 2012
Options, warrants and restricted stock excluded (in thousands)	1,937	2,570
Weighted-average exercise prices of options, warrants and restricted stock excluded	$29.96	$25.00
First quarter weighted average market price	$4.40	$10.90

6.	Stock-Based Compensation

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

On April 11, 2013, the Company implemented a one-for-ten reverse stock split of its common stock. As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock, stock options and other equity awards were automatically combined into one (1) share of post-split common stock. Fractional shares received cash. The financial statements for all prior periods have been retroactively adjusted to reflect this reverse stock split.

As of March 31, 2013, 532,610 shares of common stock were available for grant under our current plan. We are authorized to issue up to 1,133,637 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2012	640,454	$18.70
Granted at market price	—	—
Exercised	—	—
Expired, forfeited, cancelled or repurchased	(39,427)	17.38

OUTSTANDING AT MARCH 31, 2013	601,027	$18.80

The following table summarizes information about stock options outstanding at March 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$6.60- $6.60	451,923	$6.60	5.34	451,923	$6.60
$14.10- $14.10	5,000	14.10	8.33	5,000	14.10
$16.20- $28.90	51,512	28.83	3.63	51,512	28.83
$31.90 - $68.80	67,523	64.69	1.58	67,523	64.69
$80.30 - $96.70	22,569	94.29	2.63	22,569	94.29
$105.10 - $105.10	2,500	105.10	2.34	2,500	105.10

	601,027	$18.80		601,027	$18.80

A total of 601,027 stock options with a weighted average exercise price of $18.80 were outstanding and fully vested at March 31, 2013. There were no stock options granted during the three months ended March 31, 2013 or 2012.

The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the three months ended March 31, 2013 and 2012 was $0 and $36,000, respectively. The total amount of cash received in 2013 and 2012 by the Company from the exercise of these options was $0 and $63,000, respectively. As of March 31, 2013 there was no aggregate intrinsic value of stock options that were fully vested. The remaining weighted average contractual term for options exercisable is approximately 4.91 years. As of March 31, 2013, all stock options have vested and all related compensation costs has been recognized.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2013 and 2012 was $384,000 and $312,000, respectively.

Restricted Stock

We may grant common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2013 and 2012 was $4.00 (total grant date fair value of $350,000) and $9.60 (total grant date fair value of $350,000), respectively. As of March 31, 2013 all restricted stock units had vested. The total fair value of restricted stock units vested during the quarters ended March 31, 2013 and 2012 was $350,000 and relate to independent director shares in lieu of cash. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2012	—	$—
Granted	87,500	4.00
Vested or Exercised	(87,500)	4.00
Expired or forfeited	—	—

NONVESTED AT MARCH 31, 2013	—	$—

7.	Commitments and Contingencies

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,208,000 at March 31, 2013. Expense is not recognized until an employee is severed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2012 (including our audited financial statements and the accompanying notes).

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

Commercial and Licensee Projects

Dynamic Fuels was initially capitalized in 2007. During the quarter ended March 31, 2013, each partner made additional equity contribution of $1,720,000 resulting in total cash and non-cash equity contributions by Syntroleum of $51,830,000 and $55,011,000 by Tyson. Also during the quarter, each partner made additional working capital loans of $3,950,000. In conjunction with specific provisions of the reinstatement of the $1 tax credit, each partner will receive $8,986,000 of their total portion of the 2012 tax credit as a refund directly from the IRS. The refunds were recorded by Dynamic Fuels as repayment of working capital loans. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $8,963,000. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow.

In 2008, Dynamic Fuels was issued $100 million in tax exempt bonds through the Louisiana Public Facilities Authority to fund construction of the plant. The interest rate for the Bonds is a daily floating interest rate. Dynamic Fuels entered into an interest rate swap locking in the interest rate at 2.19% for the 5 year period ending October 2013 with declining swap coverage. The Bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants, which they have exercised, to purchase 800,000 shares of our common stock for $0.10 per share. This debt funding is in addition to the equity contributions provided by each member.

Dynamic Fuels began commercial operations in November of 2010. The plant has sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2012. The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Our jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. The fuel produced by Dynamic Fuels generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of March 28, 2013, RIN prices were $0.78 per gallon and therefore worth $1.33 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.

Full rate capacity for the plant is 75.0 million gallons per year. Since the start of commercial operations, the plant has experienced adulterants found in the feedstock, hydrogen disruptions and rotating equipment issues which have contributed to plant downtime and higher than expected operating costs. Upgrades to the feedstock pre-treatment area were completed during 2012.

Planned turnaround operations commenced on October 25, 2012 and were completed on December 10, 2012 at which time the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume operations. The plant continues to be in standby mode. While the economic conditions have improved in 2013, Syntroleum and Tyson continue to monitor the long term economic conditions conducive for plant restart. During the first quarter Syntroleum and Tyson each made an additional $4 million working capital loans and invested an additional $1.7 million in the form of an equity contribution. Working capital requirements for restart of the facility are estimated to be approximately $20 million.

Discontinued Operations

Income from Discontinued Operations for the quarter ended March 31, 2013 includes $5,798,000 in proceeds from the sale of our nominal two b/d pilot plant in Tulsa, Oklahoma and $603,000 from the previously accrued asset retirement obligations from which Syntroleum was released in connection with the sale. The pilot plant had no carrying value as all costs incurred had been expensed as research and development.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated Unaudited Results for the Quarters Ended,

Revenues	March 31, 2013	March 31, 2012
	(in thousands)
Technology	$100	$150
Technical Services	382	481
Technical Services from Dynamic Fuels, LLC	417	379
Royalties from Dynamic Fuels, LLC Plant Production	—	240

Total Revenues	$899	$1,250

Technical Services Revenue. Revenues from engineering services were $799,000 and $860,000 for the quarters ended March 31, 2013 and 2012, respectively. Revenue from Dynamic Fuels increased in 2013 as additional engineering design work for the plant was requested. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2013.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Dynamic Fuels plant are earned at the rate of $0.026 adjusted for inflation per gallon produced and are accrued as earned by Syntroleum. Because the plant was in standby mode during the entire first quarter of 2013, no royalties were earned during the quarter.

Operating Costs and Expenses	March 31, 2013	March 31, 2012
	(in thousands)
Engineering	$586	$598
Depreciation and amortization	43	52
Non-cash equity compensation	384	312
General, administrative and other	1,895	1,074

Total Operating Costs and Expenses	$2,908	$2,036

Engineering. Expenses from engineering activities were $586,000 for the quarter ended March 31, 2013 compared to $598,000 during the same period in 2012.

Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2013 was $384,000 compared to $312,000 for the same period in 2012. This expense primarily relates to restricted stock units granted for annual independent director fees.

General, Administrative and Other. General and administrative expenses for the quarter ended March 31, 2013 were $1,895,000 compared to $1,074,000 during the same period in 2012. The overhead activities associated with the company remain relatively the same for 2013 compared to 2012 and the increase primarily relates to higher legal fees.

Gain (Loss) from Dynamic Investment. Our equity in the earnings of Dynamic Fuels for the quarter ended March 31, 2013 includes $12,631,000 in gains representing our potion of the retroactive reinstatement of the $1 tax credit for 2012, partially offset by $5,896,000 in losses representing our share of Dynamic Fuels’ operating results for its first quarter ended December 31, 2012. Due to the material impact of the retroactive reinstatement of the $1 tax credit, we are reporting it in the current quarter rather than on a three-month lag basis as is our normal accounting practice. Our $6,707,000 equity in earnings in Dynamic Fuels’ operations for their quarter ended December 31, 2012 consisted of revenues of $19,800,000, operating expenditures of $31,200,000 and other expenses of $390,000, adjusted for the tax credit discussed above. This compares to a loss of $830,000 for the same period in 2011 consisting of revenues of $53,623,000, operating expenditures of $55,302,000 and other expenses of $450,000.

Liquidity and Capital Resources

General

As of March 31, 2013, we had $14,935,000 in cash and cash equivalents and current liabilities of $1,476,000. On April 12, 2013 Syntroleum received $8,986,000 in refunds from the IRS related to the reinstatement of the $1 tax credit retroactive to 2012 resulting in total cash of approximately $23,921,000.

Dynamic Fuels will receive approximately $7,200,000 for the 2012 reinstatement of the $1 tax credit. We expect that we will fund additional short-term working capital needs of Dynamic Fuels through working capital loans in 2013. We have contributed cash in the amount of $45,220,000 to the capital of Dynamic Fuels since inception and have remaining working capital loans to Dynamic Fuels of $8,963,000. Although management remains positive about the future of Dynamic Fuels our entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

Cash flows used in operations was $1,100,000 during the three months ended March 31, 2013, compared to cash flows used in operations of $1,170,000 during the three months ended March 31, 2012.

Cash flows used in investing activities related to small purchases of capital office equipment and additional equity contributions and working capital loans to Dynamic in the first quarter of 2013 of $1.7 million and $4.0 million respectively. This was offset by from the sale of the Company’s nominal two b/d pilot plant in Tulsa for $5,798,000 which is reflected in Discontinued Operations. No additional investments to Dynamic Fuels were made in the first quarter of 2012.

Cash flows provided by financing activities of zero and $63,000 related to the exercise of stock options for the quarter ended March 31, 2013.and 2012 respectively.

Contractual Obligations

Our operating leases include leases for corporate headquarters, copiers and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,208,000 at March 31, 2013. Expense is not recognized until an employee is severed.

New Accounting Pronouncements

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of our business we have been a party to legal proceedings, such as the described pending patent infringement cases with Neste Oil Oyj disclosed in our Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

Not applicable.

Use of Proceeds.

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

3.1.1	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013 (File No. 001-34490)).

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware
corporation (Registrant)

Date: May 3, 2013	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2013	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

3.1.1	Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013 (File No. 001-34490)).

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document