Form 10-Q/A
period 2013-03-31
SYNTROLEUM CORP
filed 2013-05-16
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

At May 1, 2013, the number of outstanding shares of the issuer’s common stock was 9,932,088.

EXPLANATORY NOTE

The Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2013, is being amended to correct the number of shares of common stock outstanding on May 1, 2013, as shown on its cover page. The incorrect number was supplied to the Company by its stock transfer agent, and the cover page as now amended sets forth the correct number. All other stock information contained in the filed Form 10-Q was and remains correct and no change is being made in any Item of the filed Form 10-Q other than the cover page.

This Form 10-Q/A should be read in conjunction with the filed Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the filed Form 10-Q or otherwise reflect events occurring after the filing of the filed Form 10-Q.

Item 6. Exhibits.

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: May 16, 2013	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

2