Form 10-Q
period 2013-06-30
SYNTROLEUM CORP
filed 2013-08-06
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

At August 1, 2013, the number of outstanding shares of the issuer’s common stock was 9,936,366.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,729	$15,909
Restricted cash	—	725
Accounts receivable	107	134
Taxes receivable	697	—
Accounts receivable from Dynamic Fuels, LLC	3	252
Other current assets	151	237

Total current assets	20,687	17,257
PROPERTY AND EQUIPMENT – at cost, net	72	58
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	42,232	38,407
OTHER ASSETS, net	1,099	1,023

	$64,090	$56,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$320	$312
Accrued employee costs	441	71
Deposits	—	725

Total current liabilities	761	1,108
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	603
DEFERRED REVENUE	13,755	15,612
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 9,932 and 9,829 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	99	98
Additional paid-in capital	400,200	399,788
Accumulated deficit	(350,725)	(360,464)

Total stockholders’ equity	49,574	39,422

	$64,090	$56,745

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Technology	$—	$6,150	$100	$6,300
Technical services	380	473	762	954
Technical services from Dynamic Fuels, LLC	28	4,052	445	4,431
Royalties from Dynamic Fuels, LLC plant production	—	135	—	375

Total revenues	408	10,810	1,307	12,060

COSTS AND EXPENSES:
Engineering	533	592	1,119	1,190
Depreciation and amortization	44	49	87	101
General, administrative and other (including non-cash equity compensation of $30 and $102 for the three months ended June 30, 2013 and 2012, respectively, and $413 and $415 for the six months ended June 30, 2013 and 2012, respectively.)	1,550	1,406	3,829	2,792

OPERATING INCOME (LOSS)	(1,719)	8,763	(3,728)	7,977
INTEREST INCOME	3	6	5	14
EQUITY IN EARNINGS (LOSS) OF DYNAMIC FUELS, LLC	(1,498)	(2,155)	5,209	(2,985)
OTHER INCOME	4	2	6	4
FOREIGN CURRENCY EXCHANGE	1,924	340	1,856	23

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,286)	6,956	3,348	5,033

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(9)	6,391	(19)

NET INCOME (LOSS)	$(1,286)	$6,947	$9,739	$5,014

BASIC NET INCOME PER SHARE:
Net income (loss) from continuing operations	$(0.13)	$0.71	$0.34	$0.51
Income from discontinued operations	—	—	0.64	—

Net income (loss)	$(0.13)	$0.71	$0.98	$0.51

DILUTED NET INCOME PER SHARE:
Net income (loss) from continuing operations	$(0.13)	$0.70	$0.32	$0.50
Income from discontinued operations	—	—	0.62	—

Net income (loss)	$(0.13)	$0.70	$0.94	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,932	9,848	9,924	9,844

Diluted	9,932	9,986	10,376	9,982

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Total Stockholders’ Equity
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit
Balance, December 31, 2012	9,829	$98	$399,788	$(360,464)	$39,422
Vesting of awards granted	88	1	349	—	350
Match to 401(k) Plan	15	—	63	—	63
Net income	—	—	—	9,739	9,739

Balance, June 30, 2013	9,932	$99	$400,200	$(350,725)	$49,574

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,739	$5,014
Income (loss) from discontinued operations	6,391	(19)

Income from continuing operations	3,348	5,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	87	101
Foreign currency exchange	(1,856)	(23)
Non-cash compensation expense	413	415
Non-cash (income) loss in equity method investee	(5,209)	2,985
Non-cash technical services revenue from Dynamic Fuels, LLC	—	(3,685)
Changes in assets and liabilities:
Accounts receivable	27	(33)
Accounts receivable from Dynamic Fuels, LLC	249	(494)
Other assets	(61)	106
Accounts payable	8	76
Accrued employee costs	370	192
Deferred revenue	—	(6,000)

Net cash used in continuing operations	(2,624)	(1,327)
Net cash used in discontinued operations	(10)	(19)

Net cash used in operating activities	(2,634)	(1,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(5)
Investment in and loans to Dynamic Fuels, LLC, net	686	(3,000)

Net cash provided by (used in) continuing operations	656	(3,005)
Net cash provided by discontinued operations	5,798	—

Net cash provided by (used in) investing activities	6,454	(3,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from restricted stock exercises	—	63

Net cash provided by financing activities	—	63

NET CHANGE IN CASH AND CASH EQUIVALENTS:	3,820	(4,288)
CASH AND CASH EQUIVALENTS, beginning of period	15,909	22,601

CASH AND CASH EQUIVALENTS, end of period	$19,729	$18,313

NON-CASH INVESTING ACTIVITIES:
Common stock warrants	$—	$166

Accounts receivable reduction in Dynamic Fuels LLC working capital loan	$697	$—

Investment in and Loans to Dynamic Fuels, LLC	$—	$6,597

The accompanying notes are an integral part of these unaudited consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1. Basis of Reporting

Our focus is the commercialization of our Technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of our renewable fuels technology and previously consisted of research and development designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons including such products as diesel, jet fuel (HRJ), kerosene, naphtha and propane.

Specifically, Bio-Synfining® Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC joint venture with Tyson Foods, Inc. (“Tyson”). The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

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

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the six months ended March 31, 2013.

The consolidated financial statements for all prior periods have been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock which allowed the Company to regain compliance with Nasdaq’s minimum price Marketplace Rule as of April 26, 2013. As a result of the reverse split, each ten (10) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock. Fractional shares received cash and proportional adjustments were made to the Company’s outstanding stock options and other equity awards and to the Company’s equity compensation plans to reflect the reverse stock split. The consolidated financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stocks issued and options outstanding.

2. Operations and Liquidity

In the past we have sustained recurring losses and negative cash flows from operations. As of June 30, 2013, we had approximately $19.7 million of cash and cash equivalents available to fund operations and investing activities. We review cash flow forecasts and budgets periodically. Based on production levels and gross margins from the sale of finished goods and upon working capital and capital expenditures requirements for the Dynamic Fuels plant, we expect to receive partner distributions from Dynamic Fuels at some indeterminate time in the future.

3. Restricted Cash

Restricted cash at December 31, 2012, consisted of cash held in an escrow account for the prepayment of operations and invoices for an ongoing contractual project and was also recorded as a current liability as “Deposits” on the Consolidated Balance Sheet. During the second quarter of 2013 this project was completed and the escrow account was closed.

4. Investment in and Loans to Dynamic Fuels, LLC

Dynamic Fuels began commercial operations in November of 2010. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”). The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. We account for Dynamic Fuels under the equity method of accounting with our share of the Dynamic Fuels net income or loss reflected in the Consolidated Statements of Operations. Under the equity method, losses from our investment in Dynamic Fuels are limited to the carrying value of our investment in and loans to Dynamic Fuels plus any outstanding receivables which were $42,232,000 and $3,000, respectively at June 30, 2013. The carrying value of our investment in Dynamic Fuels exceeds the amount of underlying equity in net assets of Dynamic Fuels by approximately $8,000,000, related to warrants issued to Tyson. The Warrants are being amortized over the remaining life of the bonds which expire in 2033. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag in accordance with ASC 323-10-35.

On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “Act”), which reinstated tax credits of $1.00 per gallon for the production of renewable diesel and $.50 per gallon for the production of qualified alternative fuels. The Act applies to 2013 production, but also retroactively reinstates the credits for 2012. Because of specific provisions in the Act, we filed for approximately $9.7 million of our portion of the credits directly with the Internal Revenue Service. During the quarter ended June 30, 2013, $9.0 million was received with the remaining $697,000 reflected as a tax receivable on our consolidated balance sheet. The total $9.7 million was recorded as a repayment of working capital loans in the accompanying consolidated financial statements. These amounts are included in our carrying value in Dynamic Fuels and are reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.

The plant has sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2012. Nameplate capacity for the plant is 75.0 million gallons per year. Since the start of commercial operations, the plant has experienced adulterants in the feedstock, hydrogen disruptions and rotating equipment issues which have contributed to plant downtime and higher than expected operating costs. Upgrades to the feedstock pre-treatment area were completed during 2012.

Planned turnaround operations commenced on October 25, 2012 and were completed on December 10, 2012 at which time the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume operations. On February 25, 2013, the Dynamic Fuels Management Committee approved a resolution to replace the HI catalyst at a total cost of $7.3 million. Installation of the new catalyst was completed by June 28, 2013. RIN prices improved from $0.64 per gallon at December 31, 2012 to $0.78 per gallon at March 28, 2013 to $1.07 per gallon on June 28, 2013 which equates to a 67% improvement over the six months period. During the same six month time frame, soybean oil moved from $0.49 per pound to $0.46 per pound. While the plant is ready for commercial operation, the Dynamic Fuels Management Committee has not determined a re-start date.

Primarily as a result of the extended period the Plant has been in standby mode, Dynamic Fuels determined that the carrying amount of the Plant may not be recoverable. As such, recoverability was assessed using a probability weighted undiscounted cash flow model based on historical results and current projections. Based on this assessment, it was determined that the carrying value was recoverable and no impairment was recognized. However, if the Plant is not restarted, the Plant upgrades fail to improve operational performance, or should industry economics make the plant uneconomical to operate, Dynamic Fuels may be required to reassess recoverability and recognize an impairment loss on the Plant.

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

Dynamic Fuels, LLC Financials (in thousands):

Balance Sheet	March 31, 2013	September 30, 2012
	(Unaudited)
Cash and Current Assets	$13,128	$9,337
Inventory	3,377	17,509
Property, Plant and Equipment and Other Assets	152,749	150,258

Total Assets	$169,254	$177,104

Accounts Payable	$1,609	$10,241
Notes and Accounts Payable to Related Parties	17,353	29,976
Long-Term Liabilities	100,055	100,051

Total Liabilities	119,017	140,268

Total Members’ Equity	50,237	36,836
Total Liabilities and Members’ Equity	$169,254	$177,104

	For the Quarter Ended March 31, 2013	For the Six Months Ended March 31, 2013
Revenue	$26,892	$46,718
Cost of Goods Sold, Operating Expenses and General and Administrative	4,688	35,917

Income from Operations	22,204	10,801

Other Income (Expense)	(451)	(840)
Net Income	$21,753	$9,961

During the six months ended June 30, 2013 and 2012, we recognized technical service revenue with Dynamic Fuels in the amount of $445,000 and $4,431,000 respectively and royalties from plant production of $0 and $375,000, respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statements of Operations.

5. Earnings Per Share

The consolidated financial statements for all prior periods have been retroactively adjusted to reflect the April 11, 2013 one-for-ten reverse stock split of the Company’s common stock.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share amounts; shares in thousands)		(Dollars in thousands, except per share amounts; shares in thousands
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$(1,286)	$6,956	$3,348	$5,033

Basic weighted-average shares	9,932	9,848	9,924	9,844
Effect of dilutive securities:
Stock options	—	138	452	138

Dilutive weighted-average shares	9,932	9,986	10,376	9,982

Earnings (loss) per common share from continuing operations:
Basic	$(0.13)	$0.71	$0.34	$0.51
Diluted	$(0.13)	$0.70	$0.32	$0.50

The table below includes information related to stock options, warrants and restricted stock that were outstanding at June 30 of each respective year but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first half weighted-average market price of our common shares as their inclusion would have been anti-dilutive to our income (loss) per share.

	June 30, 2013	June 30, 2012
Options, warrants and restricted stock excluded (in thousands)	1,935	1,313
Weighted-average exercise prices of options, warrants and restricted stock excluded	$29.96	$32.40
Six month average market price	$4.96	$9.40

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

On April 11, 2013, the Company implemented a one-for-ten reverse stock split of its common stock. As a result of the reverse stock split, each ten (10) outstanding shares of pre-split common stock, stock options and other equity awards were automatically combined into one (1) share of post-split common stock. Fractional shares received cash. The consolidated financial statements for all prior periods have been retroactively adjusted to reflect this reverse stock split.

As of June 30, 2013, 533,497 shares of common stock were available for grant under our current plan. We are authorized to issue up to 1,133,637 plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2012	640,454	$18.70
Granted at market price	—	—
Exercised	—	—
Expired, forfeited, cancelled or repurchased	(40,314)	17.55

OUTSTANDING AT JUNE 30, 2013	600,140	$18.79

The following table summarizes information about stock options outstanding at June 30, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$6.60 - $6.60	451,923	$6.60	5.10	451,923	$6.60
$14.10 - $14.10	5,000	14.10	8.08	5,000	14.10
$28.90 - $28.90	50,625	28.90	3.44	50,625	28.90
$31.90 - $68.80	67,523	64.69	1.33	67,523	64.69
$80.30 - $96.70	22,569	94.29	2.38	22,569	94.29
$105.10 - $105.10	2,500	105.10	2.09	2,500	105.10

	600,140	$18.79		600,140	$18.79

A total of 600,140 stock options with a weighted average exercise price of $18.79 were outstanding and fully vested at June 30, 2013. There were no stock options granted during the six months ended June 30, 2013 or 2012.

The total intrinsic value of options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the six months ended June 30, 2013 and 2012 was $0 and $36,000, respectively. The total amount of cash received in 2013 and 2012 by the Company from the exercise of these options was $0 and $63,000, respectively. As of June 30, 2013 the intrinisic value of fully vested stock options was $135,577. The remaining weighted average contractual term for options exercisable is approximately 4.67 years. As of June 30, 2013, all stock options have vested and all related compensation costs has been recognized.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the six months ended June 30, 2013 and 2012 was $413,000 and $415,000, respectively.

Restricted Stock

We may grant common stock and restricted common stock units to employees. These awards are recorded at their fair value on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the six months ended June 30, 2013 and 2012 was $4.00 (total grant date fair value of $350,000) and $9.60 (total grant date fair value of $350,000), respectively. As of June 30, 2013 all restricted stock units had vested. The total fair value of restricted stock units vested during the six months ended June 30, 2013 and 2012 was $350,000 and relate to independent director shares in lieu of cash. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER, 31, 2012	—	$—
Granted	87,500	4.00
Vested or Exercised	(87,500)	4.00
Expired or forfeited	—	—

NONVESTED AT JUNE 30, 2013	—	$—

7. Commitments and Contingencies

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,208,000 at June 30, 2013. Expense is not recognized until an employee is severed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2012 (including our audited consolidated financial statements and the accompanying notes).

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

Commercial and Licensee Projects

Dynamic Fuels was initially capitalized in 2007. During the six months ended June 30, 2013, each partner made additional equity contributions of $3,450,000 resulting in total cash and non-cash equity contributions by Syntroleum of $53,560,000 and $56,741,000 by Tyson. Also during the six month period, each partner made additional working capital loans of $4,850,000. In conjunction with specific provisions of the retroactive reinstatement of the tax credits, each partner will receive $9,700,000 of their total portion of the 2012 tax credits as a refund directly from the IRS. The refunds were recorded by Dynamic Fuels as repayment of working capital loans. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $9,166,000. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow.

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

Dynamic Fuels began commercial operations in November of 2010. The plant has sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2012. The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Our jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. The fuel produced by Dynamic Fuels generates 1.7 Renewable Identification Number’s, (“RIN”) per gallon. As of June 28, 2013, RIN prices were $1.07 per gallon and therefore worth $1.82 per gallon with the 1.7 multiplier. Our fuel can be sold with the RIN premium included in our price of fuel.

Nameplate capacity for the plant is 75.0 million gallons per year. Since the start of commercial operations, the plant has experienced adulterants found in the feedstock, hydrogen disruptions and rotating equipment issues which have contributed to plant downtime and higher than expected operating costs. Upgrades to the feedstock pre-treatment area were completed during 2012.

Planned turnaround operations commenced on October 25, 2012 and were completed on December 10, 2012 at which time the plant was placed in standby mode as Dynamic Fuels monitored economic conditions to determine the appropriate time to resume operations. On February 25, 2013, the Dynamic Fuels Management Committee approved a resolution to replace the HI catalyst at a total cost of $7.3 million. Installation of the new catalyst was completed by June 28, 2013. RIN prices improved from $0.64 per gallon at December 31, 2012 to $0.78 per gallon at March 28, 2013 to $1.07 per gallon on June 28, 2013 which equates to a 67% improvement over the six months period. During the same six month time frame, soybean oil moved from $0.49 per pound to $0.46 per pound. While the plant is ready for commercial operation, the Dynamic Fuels Management Committee has not determined a re-start date.

Intellectual Property

As previously reported, we are in three suits with Neste Oil, wherein the parties have asserted their respective patents against the other. On June 6, 2013 Syntroleum filed a second suit against Neste Oil Singapore Pte Ltd this time asserting its Singapore Patent No. 169053 entitled “Hydrocracking Process For Biological Feedstocks and Hydrocarbons Produced Therefrom”. In the court filings, Syntroleum alleges that Neste “operates a renewable diesel refinery at 1 Tuas South Lane, Singapore 637301, that processes bio-renewable feedstocks to produce hydrocarbon products such as renewable diesel fuel and bio-naphtha” which Syntroleum alleges “falls within at least Claim 1 of the Patent.” Syntroleum’s patent issued on May 31, 2013, and expires on August 21, 2028.

On June 26, 2013, the U.S. Patent & Trademark Office (“PTO”) issued an Office Action Closing Prosecution and rejecting all claims in the ongoing inter partes reexamination of Neste Oil’s U.S. Patent No. 8,187,344. The reexamination was initiated by Syntroleum in August of 2012 after Neste filed suit against Syntroleum on May 29, 2012 in federal court in the District of Delaware. On January 31, 2013, the District Court stayed the lawsuit pending the final outcome of the PTO’s reexamination of the ‘344 patent. Mirroring its prior office action (dated September 14, 2012), the PTO has again rejected both the original claims of the ‘344 patent, as well as the amended and new claims submitted by Neste, as obvious in view of the prior art. The reexamination proceedings remain pending at the PTO under Reexam Control Number 95/002,084.

On July 2, 2013, the District Court stayed Neste’s second lawsuit in federal court in the District of Delaware (filed on December 20, 2012) alleging infringement of Neste Oil’s U.S. Patent No. 8,212,094. The ‘094 patent covers similar subject matter and shares a common inventor with Neste’s ‘344 patent, but adds nothing new to the field of diesel fuels or methods for making same. On March 8, 2013, Syntroleum filed a petition with the PTO seeking inter partes review of the ‘094 patent. The District Court’s July 2nd decision was based on the pending request for inter partes review of the ‘094 patent. Syntroleum expects a decision from the PTO no later than September 2013 on whether to grant the petition for inter partes review, which is currently pending at the PTO under Trial Number IPR2013-00178.

Syntroleum has invested substantial time and resources in its proprietary Bio-Synfining® technology and will seek to enforce its intellectual property rights in venues around the world.

Discontinued Operations

Income from Discontinued Operations for the six months ended June 30, 2013 includes $5,798,000 in proceeds from the sale of our nominal two b/d pilot plant in Tulsa, Oklahoma and $603,000 from the previously accrued asset retirement obligations from which Syntroleum was released in connection with the sale. The pilot plant had no carrying value as all costs incurred had been expensed as research and development.

Results of Operations

Consolidated Unaudited Results for the Quarters Ended,

	Three Months Ended		Six Months Ended
Revenues	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In Thousands)
Technology	$—	$6,150	$100	$6,300
Technical Services	380	473	762	954
Technical Services from Dynamic Fuels, LLC	28	4,052	445	4,431
Royalties from Dynamic Fuels, LLC Plant Production	—	135	—	375

	$408	$10,810	$1,307	$12,060

Technology Revenue. Technology revenue was $100,000 and $6,300,000 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2012, $ 6 million relates to the recognition of unearned revenue from an expired license agreement.

Technical Services Revenue. Revenues from engineering services were $445,000 and $4,431,000 for the six months ended June 30, 2013 and 2012, respectively. Revenue from Dynamic Fuels increased in 2012 due to the recognition of revenue from services billed but previously not recognized. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2013.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Dynamic Fuels plant are earned at the rate of $0.026 adjusted for inflation per gallon produced and are accrued as earned by Syntroleum. Because the plant was in standby mode during the first six months of 2013, no royalties were earned during this time.

	Three Months Ended		Six Months Ended
Operating Costs and Expenses	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In Thousands)
Engineering	$533	$592	$1,119	$1,190
Depreciation and amortization	44	49	87	101
Non-cash equity compensation	30	102	413	415
General, administrative and other	1,520	1,304	3,416	2,377

	$2,127	$2,047	$5,035	$4,083

Engineering. Expenses from engineering activities were $1,119,000 for the six months ended June 30, 2013 compared to $1,190,000 during the same period in 2012.

Non-cash Equity Compensation. Non-cash equity compensation for the six months ended June 30, 2013 was $413,000 compared to $415,000 for the same period in 2012. This expense primarily relates to restricted stock units granted for annual independent director fees.

General, Administrative and Other. General and administrative expenses for the six months ended June 30, 2013 were $3,416,000 compared to $2,377,000 during the same period in 2012. The overhead activities associated with the company remain relatively the same for 2013 compared to 2012 and the increase primarily relates to higher legal fees.

Gain (Loss) from Dynamic Investment. Our equity in the earnings of Dynamic Fuels for its six months ended March 31, 2013 increased compared to the same period last year due to the retroactive reinstatement of the tax credits for 2012, partially offset by operating losses. Loss from our investment in Dynamic Fuels was $1,498,000 for the quarter ended March 31, 2013, compared to a loss of $2,155,000 for the same period in 2012. Our $5,209,000 equity in earnings in Dynamic Fuels’ operations for their six months ended March 31, 2013 consisted of revenues of $46,718,000, operating expenditures of $35,917,000 and other expenses of $840,000. This compares to a loss of $2,985,000 for the same period in 2012 consisting of revenues of $100,288,000, operating expenditures of $102,155,000 and other expenses of $1,063,000.

Liquidity and Capital Resources

General

As of June 30, 2013, we had $19,729,000 in cash and cash equivalents and current liabilities of $761,000.

Dynamic Fuels has received $3,600,000 of the total approximate $7,200,000 for the 2012 reinstatement of the tax credits. We expect that we will fund additional short-term working capital needs of Dynamic Fuels through working capital loans in 2013. We have contributed cash in the amount of $46,950,000 to the capital of Dynamic Fuels since inception and have remaining working capital loans to Dynamic Fuels of $9,166,000. Although management remains positive about the future of Dynamic Fuels our entire investment could be subject to loss.

If we are unable to generate funds from operations, our need to obtain funds through financing activities will be increased.

Cash Flows

Cash flows used in operations during the six months ended June 30, 2013 was $2,634,000 compared to $1,346,000 during the six months ended June 30, 2012. The increase between years primarily relates to higher legal fees.

Cash flows used in investing activities related to small purchases of capital office equipment and additional equity contributions and working capital loans to Dynamic during the first six months of 2013 of $3.5 million and $4.9 million respectively. This was offset by receipt of the tax credits from the IRS of $8.9 million which reduced the outstanding working capital loans and from the sale of the Company’s nominal two b/d pilot plant in Tulsa for $5,798,000 which is reflected in Discontinued Operations.

Cash flows provided by financing activities of $63,000 related to the exercise of stock options for the six months ended June 30, 2012. There were no cash flows from financing activities for the six months ended June 30, 2013.

Contractual Obligations

Our operating leases include leases for corporate headquarters, copiers and software.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2,208,000 at June 30, 2013. Expense is not recognized until an employee is severed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business we have been a party to legal proceedings, such as the described pending patent infringement cases with Neste Oil Oyj disclosed in our Form 10-K for the year ended December 31, 2012 and updated in subsequent Form 10-Q filings.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2013)(File no. 001-34490)

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Link Base Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: August 6, 2013	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2013	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description of Exhibit

3.1.1

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2013) (File no. 001-34490)

31.1	Section 302 Certification of Edward G. Roth

31.2	Section 302 Certification of Karen L. Power

32.1	Section 906 Certification of Edward G. Roth

32.2	Section 906 Certification of Karen L. Power

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Link Base Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Docume