Form 10-K/A
period 2012-12-31
SYNTROLEUM CORP
filed 2014-02-07
CIK 1029023

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

EXPLANATORY NOTE

Syntroleum Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 (the “Original Form 10-K”), in response to comments received from the staff of the SEC received by letter dated January 27, 2014 (the “Comment Letter”). In response to the Comment Letter, this Amendment amends the Original Form 10-K to provide additional disclosure regarding (i) revenue derived by the Company from two customers in Part I – Item 1 (Business), (ii) risks associated with the Company’s dependence on the two above-referenced customers in Part 1 – Item 1A (Risk Factors), (iii) conditions impacting the operational status of the Dynamic Fuels plant in Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation), and (iv) recognition of deferred income and technical services revenue in Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation). Also in response to the Comment Letter, this Amendment files as an exhibit the agreement described as Exhibit 10.46 to the Original Form 10-K, which was not filed with the Original Form 10-K as originally filed. There have been no other changes to the Original Form 10-K.

Except as set forth above and as specifically referenced herein, this Amendment reflects matters as they existed on the date that the Original Form 10-K was filed with the SEC, does not modify or update disclosures presented in the Original Form 10-K, and does not reflect any event occurring after the date of the Original Form 10-K. Forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred, or facts that became known to the Company, after the date of the Original Form 10-K, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the Original Form 10-K, including any amendments to those filings.

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

The Company’s revenue is derived from significant customers. Two customers, Dynamic Fuels and Sasol Technology (Pty) Ltd. (“Sasol”), made up 97% of revenue in 2012 and 99% of revenue in 2011, while three customers made up 93% of revenue in 2010.

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

We are significantly dependent on significant customers and the loss of one or more of such significant customers could adversely affect our operations and financial condition.

Our revenue in 2012 and 2011 was derived almost entirely from the provision of technical services to two customers, Dynamic Fuels and Sasol. The agreement pursuant to which we provide technical services to Dynamic Fuels is effective through the service life of the Dynamic Fuels plant; however, Dynamic Fuels is not obligated to issue any work orders to us nor are we obligated to accept any work orders issued by Dynamic Fuels. We have also had historical disagreements with Dynamic Fuels and Tyson regarding payment for the technical services that we performed for Dynamic Fuels. The agreement pursuant to which we historically provided technical services to Sasol terminated on March 1, 2013 upon the sale of our pilot plant to Sasol (USA) Corporation (“Sasol USA”), an affiliate of Sasol. We continue to provide technical services to Sasol USA pursuant to an agreement that terminates on March 1, 2014, subject to Sasol USA’s right to extend the term of the agreement for up to two additional one-year terms. The loss of either of these significant customers, or our inability to collect revenue for technical services that we perform for these customers, could have a material adverse effect on our operations and financial condition.

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

The plant was placed in stand-by mode after completion of a maintenance turnaround in December, 2012, primarily because of economic conditions, including without limitation, falling RIN prices, uncertainty regarding the extension and retroactive application of federal tax credits, and the high price of feedstocks. Although economic conditions have improved in 2013, the plant remains in stand-by mode as the Company and Tyson have not yet agreed upon the economic conditions required for plant start-up.

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

Technology Revenue. Technology Revenue was $9,600,000, $600,000 and $3,600,000 for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, $9 million was recognized from earned deferred licensee income and in 2010 $3 million was recognized due to the sale and delivery of technology and equipment. We recognized $9 million of license income in 2012 as a result of the expiration, in 2012, of certain license agreements that had previously given rise to deferred income. In 1997, we entered into these license agreements granting parties the right to use certain of our patent rights and technical information to design, construct, operate, and maintain licensed facilities. In accordance with Accounting Standards Codification 605 Revenue Recognition (ASC 605), we recorded a portion of the license fees paid to us pursuant to these license agreements as deferred income because the earnings process was not complete with respect to the license fees so deferred. The portion of the license fees recorded as deferred income were subject to offset and/or indemnity obligations in the event that the licensees completed construction of facilities prior to the expiration of the license agreements. We recognized the revenue in 2012 when the term of the license agreements expired without site licenses being executed, since we were under no obligation to return the license fees paid and had no additional obligations to perform under the expired license agreements.

Technical Services Revenue. Revenues from engineering services and continued work on the engineering design and project management of Dynamic Fuels were $7,137,000, $2,693,000 and $4,810,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, we recognized $3.7 million in previously-unrecognized technical services revenue from Dynamic Fuels. Pursuant to the terms of a settlement agreement entered into with Dynamic Fuels and Tyson in June 2012, Dynamic Fuels recognized the obligation to pay us this technical services revenue. Prior to that time, in accordance with ASC 605, we did not recognize this revenue as collection was not reasonably assured. We expect to continue to earn revenues for engineering services to clients on an individual contract basis in 2013.

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

*10.28	Syntroleum Corporation Bio-Synfining Master License Agreement with Dynamic Fuels dated June 22, 2007. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.29	Syntroleum Corporation Participation Agreement with Tyson Foods, Inc. dated June 22, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911).

*10.30	Resignation and Compromise Agreement dated as of August 6, 2007 between the Company and Mr. Ziad Ghandour and TI Capital Management (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.31	Restricted Stock Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.32	Employment Agreement dated June 13, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.33	Restricted Stock Agreement dated July 12, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911).

*10.34	Syntroleum Corporation Stock Purchase and Sale of Common Stock with Fletcher International Ltd. Dated November 18, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007 (File No. 0-21911)).

*10.35	Employment Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911).

*10.36	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911).

*10.37	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Power (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.38	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911).

*10.39	Settlement Agreement and Release of Claims Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.40	Securities Purchase Agreement Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.88 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.41	Technology Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009) (File No. 0-21911).***

*10.42	CDF Equipment and Material Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009). (File No. 0-21911).***

*10.43	Common Stock Purchase Agreement dated July 14, 2010, between the Company and Energy Opportunity, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2010). (File No. 0-34490).

*10.44	Underwriting Agreement dated June 30, 2011, between the Company and JMP Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011). (File No. 001-34490)).

*10.45	Settlement Agreement and Mutual Release dated as of June 27, 2012, among Syntroleum Corporation, Tyson Foods, Inc. and Dynamic Fuels, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on August 8, 2012). (File No. 001-34490).

**10.46	Personnel Services Agreement for the Tulsa Pilot Plant Facility, dated as of March 1, 2013, between Syntroleum Corporation and Sasol (USA) Corporation.

*99.1	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009 (File No. 0-21911)).

*99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010. (incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on July 18, 2011 (File No. 001-34490)).

*99.4	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2011. (incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-34490)).

# 99.5	Dynamic Fuels, LLC Audited Financial Statement, year ended September 30, 2012.

# 21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
#	Filed with the Original Form 10-K.
**	Filed herewith.
+	Compensatory plan or arrangement.
***	CERTAIN PORTION OF THIS EXHIBIT AND THE ANNEXES THERE TO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITEIS AND EXCHANGE ACT OF 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: February 7, 2014	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2014

/s/ Karen L. Power Karen L. Power	Senior Vice President and Principal Financial Officer (Principal Financial Officer)	February 7, 2014

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	February 7, 2014

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	February 7, 2014

/s/ Frank M. Bumstead Frank M. Bumstead	Director	February 7, 2014

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	February 7, 2014

/s/ James R. Seward James R. Seward	Director	February 7, 2014

Index to Exhibits

99.5	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2012

21	Subsidiaries of Syntroleum

23	Consent of HoganTaylor LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document