Form 10-K
period 2013-12-31
SYNTROLEUM CORP
filed 2014-03-13
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $59,055,000 based on the closing price of such stock on such date of $6.90 per share (assuming solely for this purpose that all of the registrant’s directors, executive officers and 10 percent stockholders are its affiliates).

At February 28, 2014, the number of outstanding shares of the registrant’s common stock was 9,959,955.

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

PART I

Item 1. Business

Overview

Syntroleum Corporation (the “Company”, “Syntroleum” or “our”) began business as GTG, Inc. on November 15, 1984. On August 7, 1998 Syntroleum merged into SLH Company and became the surviving entity. The Company was later re-incorporated in Delaware on June 17, 1999.

Syntroleum is engaged in the commercialization of its proprietary solutions to produce synthetic liquid hydrocarbons. Syntroleum owns the Syntroleum® process for Fischer-Tropsch (“FT”) conversion of synthesis gas into liquid hydrocarbons, the Synfining® process for upgrading FT liquid hydrocarbons into refined petroleum products, the Bio-Synfining® technology for converting renewable feedstocks into drop-in fuels and a 50% interest in Dynamic Fuels, LLC (“Dynamic Fuels”), which owns the 75 million gallon per year Geismar, Louisiana renewable fuels plant (the “Geismar Facility”) using Bio-Synfining® technology.

The Company’s revenue is derived from significant customers. Three customers, Dynamic Fuels, Sasol Technology (Pty) Ltd. (“Sasol”) and Sasol (USA) Corporation (“Sasol USA”), made up 97% of revenue in 2013, with Dynamic Fuels and Sasol making up 97% of revenue in 2012, and 99% of revenue in 2011.

Asset Purchase Agreement with Renewable Energy Group

On December 17, 2013, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renewable Energy Group, Inc. (“REG”) and REG Synthetic Fuels, LLC, a wholly-owned subsidiary of REG (“REG Synthetic”), pursuant to which we have agreed to sell substantially all of our assets to REG Synthetic, including all of our intellectual property and our 50% equity interest in Dynamic Fuels (the “Asset Sale”). As consideration for the Asset Sale, REG will assume substantially all of our material liabilities and we will receive 3,796,000 shares of REG common stock, subject to downward adjustment (based on the value of REG common stock at closing, as calculated under the Asset Purchase Agreement) to the extent that our cash on hand at closing is less than $3.2 million; provided, that, if the per share value of REG’s common stock at closing (as calculated under the Asset Purchase Agreement) is equal to or greater than $12.91, then the number of shares of REG common stock will be equal to (A) $49,000,000, divided by (B) the REG common stock value at closing (as calculated under the Asset Purchase Agreement). The closing of the transactions contemplated by the Asset Purchase Agreement is conditioned upon the approval of our stockholders and other specified closing conditions. REG has filed a Registration Statement on Form S-4 in connection with the transactions contemplated by the Asset Purchase Agreement, which includes our proxy statement for a special meeting of stockholders to be held in order to approve the transactions. If our stockholders approve the transaction and the other closing conditions are satisfied or waived, it is expected that the Asset Sale will close in the second quarter of 2014.

Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to liquidate and dissolve in compliance with the applicable provisions of the Delaware General Corporation Law (the “Liquidation and Dissolution”).

Bio-Synfining® Projects—Dynamic Fuels

On June 22, 2007, we entered into definitive agreements with Tyson Foods, Inc. (“Tyson”) to form a joint venture, Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining® technology. The first plant, the Geismar Facility, began commercial operations in November 2010. The Geismar Facility produces renewable diesel fuel that meets ASTM D975 standards, the same standards as conventional petroleum diesel. Renewable diesel fuel can be used in existing infrastructure and engines and be blended with petroleum diesel. It can also produce ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. Dynamic Fuels has sold ASTM D7566 and HRJ-5 for commercial and military aviation. The plant also produces naphtha and propane.

In 2012, Dynamic Fuels delivered 450,000 gallons of renewable fuels to the U.S. Navy which included 100,000 gallons of jet fuel, HRJ-5 and 350,000 gallons of marine distillate fuel. The fuel was used in demonstration testing in the Navy’s efforts to develop a “Green Strike Group” composed of vessels and ships powered by biofuel. At that time, this represented the single largest purchase of biofuel in government history, as reported by the Navy and USDA.

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

On July 1, 2010, an updated Renewable Fuel Standard program, or RFS2, was implemented. RFS2 requires certain volume minimums for the amount of biomass-based diesel that must be utilized each year. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels’ renewable diesel meets two categories of an obligated party’s required volume obligation—biomass-based diesel and advanced biofuel. Consistent with the RFS program, the Environmental Protection Agency, or EPA, announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011, one billion gallons in 2012, 1.28 billion in 2013 and a proposed requirement of 1.28 billion in 2014. As of March 5, 2014, EPA had not issued its final rule with respect to the proposed requirement for 2014.

The EPA created the renewable identification number, or RIN, system to track renewable fuel production and compliance with RFS2. EPA registered producers of renewable fuel may generate RINs for each gallon of renewable fuel they produce. Under the RFS2 regulations, renewable fuels may be sold with the associated RINs attached or the RINs may be separated from the renewable fuels. Once separated, the RINs may be sold as a separate commodity.

Our renewable diesel fuel generates 1.7 D4 RIN’s per gallon. At December 31, 2013 D4 RIN prices were $0.35 per gallon. As of February 28, 2014, D4 RIN prices were $0.55 per gallon. During 2012, Dynamic Fuels received EPA Part 79, which allows its naphtha to be blended up to 10% in gasoline motor vehicle fuel and also registered the naphtha it produces with the EPA for D Code 5 RINs. D5 RINS were $0.37 at December 31, 2013 and were $0.52 on February 28, 2014. Dynamic Fuels can generate D Code 5 RINS for its naphtha if it is blended with gasoline and if the feedstock utilized does not include inedible corn oil produced by corn ethanol plants. While inedible corn oil is an approved feedstock for renewable diesel, it is not for renewable naphtha.

EISA and EPAct designated a tax credit of $1.00 per gallon for the production of renewable diesel and $0.50 per gallon alternative fuels mixture credit (AFMC) for the production of qualified alternative fuels, of which Dynamic Fuels’ renewable naphtha qualifies. These tax credits are generated upon mixture with allowed motor vehicle fuels such as petroleum diesel and gasoline. Prior to receiving EPA Part 79 registration on August 16, 2012, Dynamic Fuels’ renewable naphtha was not eligible to generate the $.50 per gallon AFMC. These tax credits are typically renewed at the end of each year in what is known as “tax extenders bills”. These tax credits expired on December 31, 2009 and were not renewed until November 2010, retroactively for 2010 and extended through December 31, 2011. These tax credits again expired unrenewed on December 31, 2011. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the credits for 2013 and retroactively reinstated the credits for 2012. Each owner of Dynamic Fuels received approximately $10 million and Dynamic Fuels received a further $3.6 million for 2012 production, from the $1.00 tax credit and the alternative fuels mixture credit of $0.50 per gallon for a portion of the renewable naphtha also produced during 2012. As of March 5, 2014, Congress has not renewed these tax credits for 2014.

Dynamic Fuels began commercial operations in November of 2010. As of September 30, 2013, the plant had sold 66.9 million gallons of renewable products such as diesel, naphtha, and LPG. Nameplate capacity for the plant is 75 million gallons per year. During its fiscal year ended September 30, 2013, the plant was in standby mode and had no production.

The plant has experienced mechanical issues, hydrogen supply disruptions and feedstock, impurities and adulterants, which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area were installed during 2012. The quality of the feedstock has not impacted the quality of the finished product, which has in all cases met or exceeded ASTM standards.

After completion of the maintenance turnaround on December 10, 2012 the plant was placed in standby mode pending agreement by Syntroleum and Tyson as to the appropriate conditions under which to resume production. As of the date of this Annual Report on Form 10-K, the plant continues to be in standby mode and is non-operational. To date, Syntroleum and Tyson have not agreed on the conditions necessary for plant start-up.

Business Strategy

If we remain an independent company, our objective is to be the leading independent provider of Syntroleum technologies for the production of synthetic fuels. Our business strategy to achieve this objective involves the following key elements:

Focus on Commercialization. The Dynamic Fuels facility is the first of what we envision to be several production facilities utilizing our technologies in the business model.

Transfer our Technologies. We executed a transfer of our technology to China Petroleum and Chemical Corporation (“Sinopec”) in 2009. Sinopec has reconstructed our Catoosa Demonstration Facility (“CDF”) in China for further research and development. The demonstration plant is operating successfully in China.

Provide Engineering Services. We continue to provide support to our licensees and prospective licensees through engineering services. Engineering services consist of design engineering, project management, application engineering and site support.

Syntroleum Technologies

Our technologies produce synthetic liquid hydrocarbons that are compatible with refined products made from crude oil. These products include:

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

Based on our research, we believe our single-train reactor design of 17,000 barrels per day (“b/d”) can be economically developed and current market conditions support the development of a 4,000 to 5,000 b/d design.

The Carbon to Liquids Process

The carbon to liquids process involves two catalytic reactions: (1) conversion of carbon containing material into synthesis gas and (2) conversion of the synthesis gas into hydrocarbons over our proprietary FT catalyst.

Syngas may be generated from various carbon-bearing feedstocks by means of several commercial processes. Oxygen based natural gas, coal and biomass gasifiers are commercially available from licensors.

The Synfining® Process

We have also developed hydroprocessing technology for conversion of the FT wax into diesel fuel, jet fuel, lubricants, naphtha and other materials. This technology has been used to produce fuels for testing by the Department of Energy (“DOE”), the Department of Defense (“DOD”), U.S. Department of Transportation (“DOT”) and manufacturers globally.

The Bio-Synfining® Process

We have also adapted our Synfining® process to accommodate fats, oils, greases, fatty acids and similar feedstocks in the production of renewable fuels. These feedstocks are similar in chemical structure to the products produced from the FT process. This refining technology was used to produce jet fuels for testing by the DOD in 2008 and is currently used in the Geismar Facility for the production of diesel, naphtha, and LPG. Commercial certification of ASTM D7566 was obtained in 2011, resulting in our jet fuel being used as a 50/50 blend in commercial flights with KLM and Alaska Airlines. Phase change material can also be produced and is currently being tested for commercial application.

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

Vegetable Oils. Soybean oil is the most commonly used feedstock in the U.S., and the most commonly used feedstock in traditional biodiesel refining processes. Approximately 19.7 billion pounds of soybean oil were produced in the U.S. during the 2011/2012 crop year versus 18.9 billion pounds in the 2010/2011 crop year according to the U.S. Department of Agriculture. Of the amount produced, Energy Information Agency (EIA) data show that 4.0 billion pounds of soybean oil were used in the production of domestic biodiesel for the calendar year ended December 2012 versus 4.2 billion pounds for the calendar year ended December 2011. Inedible corn oil extracted from corn ethanol plants has become an increasing component of feedstock for biodiesel and renewable diesel. Data from the EIA show that for the 11 months ended November 30, 2013, 945 million pounds of inedible corn oil was used in biodiesel domestic production (EIA data does not include renewable diesel plants) compared to 596 million pounds and 274 million pounds for the 11 months ended 2012 and 2011, respectively. Full year 2012 and 2011 inedible corn oil use was 646 million and 304 million pounds, respectively.

Animal Fats. According to the EIA, 445 million, 385 million, and 431 million pounds of tallow were used in biodiesel production for the 11 months ended November 30, 2013, and calendar years 2012 and 2011, respectively. EIA data also show biodiesel consumption of 148 million, 176 million and 240 million pounds of poultry fat and 422 million, 408 million and 533 million pounds of white grease for the 11 months ended November 30, 2013, and calendar years 2012 and 2011, respectively.

Recycled Greases. EIA data show biodiesel consumption of 1.2 billion, 959 million and 666 million pounds of recycled feeds of which 893 million, 670 million and 471 million pounds were yellow grease, for the 11 months ended November 30, 2013, and calendar years 2012 and 2011, respectively. Our Bio-Synfining® process can process high free fatty acids (“FFA”) feedstocks allowing us to utilize lower valued feedstock to create a high quality product.

During 2012, approximately 128 million pounds of yellow grease and 49 million pounds of inedible corn oil were processed by the Geismar Facility.

Fischer-Tropsch Feedstocks

Natural Gas. According to the BP Statistical Review of World Energy, 2013, proved global natural gas reserves at the end of 2012 were 6,614 trillion cubic feet (“Tcf”). In the United States, according to BP, proved gas reserves were 300 Tcf at the end of 2012 compared to 300 Tcf and 272.5 Tcf at the end of 2011 and 2010, respectively. Shale gas has impacted the outlook for natural gas supply in the United States. The Potential Gas Committee, a nonprofit organization that studies natural gas, issued its biennial assessment of the United States gas resources in April 2013. This study indicates that the United States possesses a resource base of 2,383.9 Tcf of natural gas at year end 2012, a 25.6% increase from year end 2010. This is the highest resource evaluation in the committee’s 48-year history. This resource base, when combined with proved U.S. natural gas reserves, indicates potential future gas reserves of over 2,680 Tcf.

Market Demand

EPAct also provided for the United States Environmental Protection Agency (EPA) to establish the Renewable Fuels Standard (RFS2) to set the volumes of renewable fuels that must be sold in the United States. Under the program, obligated parties, including petroleum refiners and fuel importers, must show compliance with these standards. Currently, Dynamic Fuels renewable diesel meets two categories of an obligated party’s required volume obligation, biomass-based diesel and advanced biofuel. Consistent with the RFS program, the EPA announced it would require the domestic use of 800 million gallons of renewable or biodiesel in 2011, one billion gallons in 2012, 1.28 billion in 2013 and a proposed requirement of 1.28 billion in 2014.

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

In that regard, Syntroleum is involved in four suits with Neste Oil Oyj (“Neste”), wherein the parties have asserted their respective patents against the other. Two suits were filed by Neste in the United States District Court for the District of Delaware, filed on May 29, 2012 and December 20, 2012, both of which have been stayed by the court pending the outcome of proceedings before the U.S. Patent & Trademark Office (“PTO”) in which Syntroleum has challenged Neste’s patents. The other two suits are pending in Singapore, the first stemming from a suit filed on February 7, 2013, and the most recent stemming from Syntroleum’s filing of a second suit against Neste Oil Singapore Pte Ltd on June 6, 2013, asserting its Singapore Patent No. 169053 entitled “Hydrocracking Process For Biological Feedstocks and Hydrocarbons Produced Therefrom.” In the court filings, Syntroleum alleges that Neste “operates a renewable diesel refinery at 1 Tuas South Lane, Singapore 637301, that processes bio-renewable feedstocks to produce hydrocarbon products such as renewable diesel fuel and bio-naphtha”, which Syntroleum alleges “falls within at least Claim 1 of Syntrolum’s ’053 patent,” which issued on May 31, 2013, and expires on August 21, 2028.

Regarding the proceedings before the PTO, on June 26, 2013, the PTO issued an Office Action Closing Prosecution and rejecting all claims in the ongoing inter partes reexamination of Neste Oil’s U.S. Patent No. 8,187,344. The reexamination was initiated by Syntroleum in August of 2012 after Neste filed suit against Syntroleum on May 29, 2012 in the District of Delaware. On January 31, 2013, the District Court stayed the lawsuit pending the final outcome of the PTO’s reexamination of the ‘344 patent. Mirroring its prior office action (dated September 14, 2012), the PTO again rejected both the original claims of the ‘344 patent, as well as the amended and new claims submitted by Neste, as obvious in view of the prior art. The reexamination proceedings remain pending at the PTO under Reexam Control Number 95/002,084.

Another proceeding initiated by Syntroleum before the PTO is an inter partes review (“IPR”) of Neste Oil’s U.S. Patent No. 8,212,094. The ‘094 patent covers similar subject matter and shares a common inventor with Neste’s ‘344 patent, but adds nothing new to the field of diesel fuels or methods for making same. On March 8, 2013, Syntroleum filed a petition with the PTO seeking inter partes review of the ‘094 patent. On July 2, 2013, the District Court in Delaware stayed Neste’s second lawsuit there (filed on December 20, 2012) alleging infringement of the ’094 patent. The District Court’s July 2nd decision was based on the pending request for inter partes review of the ‘094 patent.

On September 4, 2013, the U.S. Patent & Trademark Office Patent Trial and Appeal Board (“Board”) issued a decision instituting an IPR of all claims of the ’094 patent. The PTO found that “there is a reasonable likelihood that Syntroleum would prevail with respect to claims 1-20 of the ’094 patent” based on the information presented.

On November 11, 2013, Neste filed a motion to amend the claims of the ‘094 patent, which was accompanied by a request to cancel all 20 of the original claims. The parties are currently preparing for oral argument, now scheduled for April 1, 2014. The PTO will issue a final decision on the validity of the proposed amended claims by no later than September 4, 2014.

The most recent proceeding initiated by Syntroleum before the PTO is another IPR request covering Neste Oil’s U.S. Patent No. 8,278,492. The ‘492 patent covers similar subject matter and shares a common inventor with Neste’s ‘344 and ‘094 patents, but adds nothing new to the field of diesel fuels or methods for making same. Syntroleum’s IPR request on the ‘492 patent was filed on November 22, 2013. Neste may file a preliminary response within three months, after which the Board has three months in which to decide whether to grant the request and institute an IPR.

On September 10, 2013, Neste filed its own IPR petition regarding Syntroleum’s U.S. Patent No. 8,231,804, which is directed to hydrocarbon compositions having a high degree of even-carbon-number paraffins. A decision from the Board on whether to grant the petition and institute and IPR is due by about March 16, 2014. If instituted, Syntroleum will then have three months to file its formal response to the Board’s decision.

Syntroleum denies Neste’s infringement claims and will continue to vigorously defend against the Neste patents, and remains confident that its position will be vindicated. Syntroleum has invested substantial time and resources in its proprietary Bio-Synfining® technology and will likewise seek to defend and enforce its intellectual property rights in venues around the world. Syntroleum currently owns, or has licensed rights to 72 active patents, and are actively prosecuting 29 patent applications, in the United States and various foreign countries that relate to one or more embodiments of Syntroleum technology. Nine patents were granted to Syntroleum during the past year. Most of our patents have been issued since the late 1990’s and will not expire until 2017. Patent rights are granted for a term of 20 years in the United States and for similar terms in foreign jurisdictions, subject to paying required fees to maintain the patent holder’s rights. The cost of maintaining our patents in the United States and foreign jurisdictions is included in our general and administrative expenses.

Any potential intellectual property dispute involving us, or our licensees, could also become the target of litigation. Generally, our license agreements require us to indemnify the licensees against specified losses, including the losses resulting from patent and trade secret infringement claims, subject to certain limitations. Our indemnification and support obligations could result in substantial expenses and liabilities to us which could have a material adverse effect on our business, operating results and financial condition.

Employees

As of March 5, 2014, we had 14 full-time employees, none of which is represented by a labor union. We have experienced no work stoppages. We believe our relationship with our employees is good.

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

Risks Relating to Our Business, the Asset Sale, and the Liquidation and Dissolution

Recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and we may not be able to continue as a going concern.

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended December 31, 2013. Substantial doubt about our ability to continue as a going concern may have a negative impact on the price of our common stock and, if the Asset Sale or another similar transaction is not approved and consummated on a timely basis, the Geismar Facility does not return to operational status on a timely basis, and/or we do not obtain substantial new debt or equity financing on a timely basis, we would not likely have sufficient resources to continue operations and may be required to seek protection under the U.S. Bankruptcy Code or similar relief.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

Whether or not the Asset Sale is completed, there may be few, if any, assets available for distribution to our stockholders.

We have incurred recurring operating losses and continue to have working capital funding obligations to Dynamic Fuels, notwithstanding the non-operational status of the Geismar Facility. If the Asset Sale or another similar transaction is not approved and consummated on a timely basis, the Geismar Facility does not return to operational status on a timely basis, and/or we do not obtain substantial new debt or equity financing on a timely basis, we would not likely have sufficient resources to continue operations and may be required to seek protection under the U.S. Bankruptcy Code or similar relief. In such an event, it is possible that there would not be significant assets, or any assets, available for distribution to Syntroleum’s stockholders.

If the Asset Sale is completed, our assets will primarily consist of REG common stock received as consideration for the Asset Sale and a cash reserve equal to the lesser of $5,300,000 and the amount of cash on hand at Syntroleum as of the closing of the transactions under the Asset Purchase Agreement, which represents the amount we estimate is reasonable to satisfy our known retained liabilities and expenses associated with the Asset Sale and the Liquidation and Dissolution. Even though we currently expect the cash reserve to be sufficient to pay, or provide for the payment of, all of our known retained liabilities and obligations, it is possible that, in the course of the dissolution process, unanticipated expenses and contingent liabilities will arise. If such liabilities exceed the cash reserve, we or our successor (such as a liquidating trust) will be required to sell a portion or all of the REG common stock received in the Asset Sale to satisfy our obligations before our dissolution, thereby reducing, and perhaps eliminating, the assets available for distribution to Syntroleum stockholders.

Failure to complete the Asset Sale on a timely basis may result in us discontinuing our business and operations, negatively impact our stock price and/or reduce the assets available for distribution to Syntroleum’s stockholders.

If the Asset Sale is not completed on a timely basis for any reason, we would be subject to a number of material risks, including that:

•	we may be unable to dispose of our assets for an aggregate amount equaling or exceeding our liabilities and obligations;

•	we would continue to have working capital funding obligations to Dynamic Fuels, notwithstanding the non-operational status of the Geismar Facility;

•	we may be unable to secure additional capital or enter into an alternative business combination transaction;

•	we may be unable to continue defense of our intellectual property portfolio;

•	we would still be required to pay expenses incurred in connection with the Asset Sale, including financial advisory, legal and accounting fees, which we estimate to be approximately $3.27 million;

•	our employees, faced with uncertain futures in light of our financial condition, may seek alternative employment, which would have a negative impact on our ability to continue our operations; and

•	we may be required to pay REG a termination fee of $5 million pursuant to the terms of the Asset Purchase Agreement.

The occurrence of any of the above events would impair our ability to conduct our operations and business and may force us to discontinue our operations altogether. Any such impairment or discontinuation would likely cause the price of our common stock to decline. In addition, the price of our common stock may decline further if the current market price of our common stock reflects an assumption that the Asset Sale or a similar business combination transaction will be completed. Additionally, if the Asset Sale is not completed on a timely basis and we are required to seek protection under the U.S. Bankruptcy Code or similar relief, there may be no assets available to distribute to Syntroleum’s stockholders.

Even if our stockholders approve the Asset Sale, the Asset Sale may not be completed.

The completion of the Asset Sale is subject to numerous closing conditions, some of which are out of our control, and there can be no guarantee that we will be able to satisfy all of the closing conditions set forth in the Asset Purchase Agreement. Conditions to closing under the Asset Purchase Agreement include, for example, no material adverse change having occurred with respect to Syntroleum during the period prior to the closing of the Asset Sale and receipt of required third-party consents. As a result, even if the Asset Sale is approved by the required vote of our stockholders at the special meeting to be convened for that purpose, we cannot guarantee that the Asset Sale will be completed.

Our stockholders could approve the Asset Sale proposal but vote against the Liquidation and Dissolution.

Approval of the plan of dissolution is a necessary step for our stockholders to receive shares of REG common stock and for the Asset Sale and subsequent intended Liquidation and Dissolution to constitute a tax-free reorganization under Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended (the “Code”). If the transaction does not qualify as a tax-free reorganization under Section 368(a)(1)(C) Code, we and our stockholders will suffer material adverse tax consequences. The corporate level gain that we would recognize upon such a taxable sale of assets would be equal to the difference between our adjusted tax basis in such assets and the fair market value of all of the consideration received from REG in the Asset Sale (including without limitation all of the REG common stock issued by REG and all of the liabilities assumed by REG). Our tax liability associated with any such recognized gain, after taking into account the effect of any relevant and available Syntroleum tax attributes (e.g., current and carryover net operating losses and tax credits), is a liability that is not assumed by REG in accordance with the Asset Purchase Agreement, and it is anticipated that any such tax liability would be material. Further, our stockholders would incur a stockholder-level tax liability in the event that property (including shares of REG common stock or cash) is distributed to stockholders where the value of the property so distributed exceeds the applicable stockholder’s tax basis in their shares of our common stock (or where the distribution is characterized as a dividend for tax purposes). Pursuant to the Asset Purchase Agreement, we have agreed to dissolve following the closing of the Asset Sale, and a failure by our stockholders to approve the Liquidation and Dissolution would cause us to be in breach of our obligations under the Asset Purchase Agreement. In addition, if we obtain stockholder approval of the Asset Sale and complete the Asset Sale, but do not obtain stockholder approval of the Liquidation and Dissolution, we would have to continue our business operations despite the sale of substantially all of our assets and our announced intent to liquidate and dissolve. Assuming the completion of the Asset Sale, we would have no assets with which to generate operating revenue and likely will have retained only those employees required to wind-up our corporate existence. Further, we do not intend to invest in another operating business following the closing of the Asset Sale. If the Liquidation and Dissolution is not approved, we would be required to use all or a significant portion of our remaining cash and the REG common stock received as consideration in the Asset Sale to pay taxes on the Asset Sale (as described above) and ongoing operating expenses.

We cannot determine at this time the amount or timing of any distributions to our stockholders because there are many factors, some of which are outside of our control, that could affect Syntroleum’s ability to make such distributions.

If the Asset Sale is consummated, we cannot determine at this time when or potentially whether, we will be able to make any distributions to our stockholders or the amount of any such distributions. Those determinations depend on a variety of factors, including, but not limited to, the timing of the closing of the Asset Sale; the amount we will be required to pay to satisfy unknown or contingent liabilities in the future; the cost of operating Syntroleum through the date of our final dissolution; inaccuracies in the cost estimates to resolve currently known contingent liabilities; general business and economic conditions; and other matters.

We will continue to incur claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) as we seek to close the Asset Sale and effect Liquidation and Dissolution. Our estimates regarding our expense levels may be inaccurate. Any unforecasted or unexpected claims, liabilities or expenses that arise between the date of this Annual Report on Form 10-K and the liquidation and final dissolution of Syntroleum or any claims, liabilities or expenses that exceed our estimates could leave us with less cash than is necessary to pay liabilities and expenses and would likely reduce the amount of REG common stock available for ultimate distribution to our stockholders. Further, if cash and the value of the REG common stock to be received in the Asset Sale are not adequate to provide for all of our obligations, liabilities, expenses and claims, we will not be able to distribute any amount at all to our stockholders.

The amount and value of REG common stock that we will ultimately distribute to our stockholders is subject to significant uncertainties, many of which are beyond our control. Examples of uncertainties that could reduce the value of or eliminate distributions to our stockholders include the following:

•	the amount of our liabilities and obligations or the estimated costs and expenses of the Asset Sale and the operation of Syntroleum until the date it is authorized to make a distribution to its stockholders under the applicable provisions of Delaware law and the plan of dissolution could increase;

•	presently unknown or contingent liabilities of ours could later arise or become fixed in amount and we would be required to satisfy or reserve for these liabilities as part of the dissolution;

•	delays in completing the Asset Sale or delays in the timing of the dissolution of Syntroleum could result in additional fees and expenses and result in reduced distributions to our stockholders; and

•	the value of REG common stock could decline.

For the foregoing reasons, there can be no assurance as to the timing and amount of distributions to our stockholders, even if the Asset Sale is completed. As of the date of this Annual Report on Form 10-K, we anticipate that our known retained liabilities as of the closing of the Asset Sale (together with the estimated liabilities to be incurred by us between the closing of the Asset Sale and the final dissolution of Syntroleum) will be approximately $1.43 million. Thus, assuming, among other things, that we are able to close the Asset Sale and that the cash reserve is sufficient to satisfy outstanding liabilities and outstanding expenses, we currently estimate that our stockholders would receive approximately 0.3809 shares of REG common stock per share of Syntroleum common stock. However, for the reasons set forth above, these amounts could be significantly less.

We may be required under Delaware law or the Delaware Court of Chancery to hold back for distribution at a later date, if at all, some or all of the estimated amounts that we currently expect to distribute to our stockholders.

If we remain an independent company, we will need to obtain funds from additional financings or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2013, we had approximately $11.4 million of cash and cash equivalents to fund operations and investing activities. We review cash flow forecasts and budgets periodically.

If we were to remain an independent company, we expect that we may need to raise additional capital to accomplish our business plan over the next several years through debt or equity financing, joint ventures, license agreements, sale of assets, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued without stockholder approval and the terms could include dividend, liquidation, conversion, voting and other rights more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Our agreement with Tyson concerning Dynamic Fuels allows us and Tyson, respectively, to elect not to invest in a plant or to cease making capital contributions in the construction of a plant under certain circumstances. Should Tyson or Syntroleum, as applicable, decide not to invest or to cease investing in the construction of a plant, the other participants in the applicable project will need to raise additional capital from third parties or to take on additional interest in the project and fund the additional capital internally. There can be no assurances that we would be able to raise the additional capital from third parties on terms acceptable to us or to fund the additional capital requirements internally.

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

Shutdown of the Geismar Facility for an extended period could adversely affect Syntroleum’s financial position.

The Geismar Facility has not operated since the completion of repairs in December 2012 and Syntroleum and Tyson have not agreed on the conditions necessary to re-start the Geismar Facility. In addition, any natural disaster or other serious disruption to this facility due to flooding, hurricane, fire or other extreme factors beyond Syntroleum’s control could damage its capital equipment or supporting infrastructure and materially impair the ability of the plant to operate. Such a disruption could result in lost revenues, increased costs and /or reduced profits. Similarly, the Geismar Facility may experience a prolonged start-up period, ranging from several days to several months. Further, it is possible that the Geismar Facility may never re-restart or operate profitably at all.

We could experience disagreements with our joint venture partners which could adversely affect the operations or financial condition of our plants.

The operation of Dynamic Fuels is to be controlled by representatives of Syntroleum and Tyson equally, with no member exercising exclusive control. Decisions surrounding operation and financing of the Geismar Facility generally require both members to agree. Disagreements between the members, such as surrounding the current non-operational status of the Geismar Facility, or a modification in the level of participation from one of the members could significantly impact the Geismar Facility and have a material adverse effect on our financial position and results of operations.

We have incurred losses.

As of December 31, 2013, we had an accumulated deficit of $362.7 million. Because we do not have an operating history upon which an evaluation of our prospects can be based, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by small companies seeking to develop new and rapidly evolving technologies. To address these risks we must, among other things, continue to attract investment capital, respond to competitive factors, continue to attract, retain and motivate qualified personnel and commercialize our technologies. We may not be successful in addressing these risks, and we may not achieve or sustain profitability.

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

Because the products from plants utilizing our technologies are expected to compete in markets with conventional petroleum products, an increase in alternative feedstock prices relative to prices for oil, or a decrease in prices for oil relative to alternative feedstock prices, could adversely affect the operating results of these plants. Higher than anticipated costs for the feedstocks, catalysts and other materials used in these plants could also adversely affect operating results. Factors that could cause changes in the prices and availability of oil, natural gas, coal, biomass, fats, oils and refined products include:

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

Our revenue in 2013, 2012 and 2011 was derived almost entirely from the provision of technical services to three customers, Dynamic Fuels, Sasol, and Sasol USA. The agreement pursuant to which we provide technical services to Dynamic Fuels is effective through the service life of the Geismar Facility; however, Dynamic Fuels is not obligated to issue any work orders to us nor are we obligated to accept any work orders issued by Dynamic Fuels. We have also had historical disagreements with Dynamic Fuels and Tyson regarding payment for the technical services that we performed for Dynamic Fuels. The agreement pursuant to which we historically provided technical services to Sasol terminated on March 1, 2013 upon the sale of our pilot plant to Sasol USA, an affiliate of Sasol. We continue to provide technical services to Sasol USA pursuant to an agreement that terminates on March 1, 2014, subject to Sasol USA’s right to extend the term of the agreement for up to two additional one-year terms. The loss of either of these significant customers, or our inability to collect revenue for technical services that we perform for these customers, could have a material adverse effect on our operations and financial condition.

Our operating results may be volatile due to a variety of factors and are not a meaningful indicator of future performance.

We expect to experience significant fluctuations in future annual and quarterly operating results because of the unpredictability of many factors that impact our business. These factors include:

•	government legislation, subsidies on renewable product, and varying domestic and international regulatory quotas;

•	volatile price of commodities used and produced;

•	overcapacity in the renewable fuels industry;

•	demand for licenses or other technology transfer agreements for our technologies and receipt and revenue recognition of license fees;

•	timing of any construction by us or our licensees of plants;

•	introduction or enhancement of FT and renewable fuels technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

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

Risks Relating to Our Technology

We might not successfully commercialize our technology, and commercial-scale plants based on the Syntroleum’s® proprietary processes may never be successfully constructed or operated by ourselves or our licensees.

We do not have significant experience managing the financing, design, construction or operation of commercial-scale plants, and we may not be successful in doing so. Although currently not operating, the Geismar Facility owned by Dynamic Fuels is our first commercial scale plant to be operational at any point in time based on our Bio-Synfining® technology. The Geismar Facility has never achieved profitability or operated at full design capacity on a continuous basis for any extended length of time.

No commercial-scale plant based on Synfining® technology has been operational to date and a commercial-scale plant based on Synfining® technology may never be successfully built either by us or by our licensees. Success in commercializing Synfining® technology depends on our licensees’ ability to economically design, construct and operate commercial-scale plants, which depends on a variety of factors, many of which are outside our control.

Each of Syntroleum’s licensees will determine whether Syntroleum issues any plant site licenses to them. In addition, Syntroleum’s license agreements may be terminated by the licensee, with or without cause and without penalty, upon 90 days’ notice to Syntroleum. If Syntroleum does not receive payments under its license agreements, it may not have sufficient resources to implement its business strategy. Syntroleum’s licensees, other than Dynamic Fuels, are not restricted from pursuing alternative technologies on their own or in collaboration with others, including Syntroleum’s competitors.

Commercial-scale plants based on the Syntroleum® technologies might not produce results necessary for success, including results demonstrated on a laboratory, pilot plant and demonstration basis.

A variety of factors may impact the successful commercialization of the Syntroleum’s® technologies at a commercial plant, and may cause the results demonstrated in research and development efforts not to be replicated in a commercial plan. These factors include:

•	the use of feedstocks that are not consistent with the specifications of feedstocks used in research and development efforts, including feedstocks that have impurities, adulterants and/or contaminants requiring additional pretreatment or for which no pretreatment process is available;

•	feedstock supply interruptions;

•	failure of third party suppliers, contractors or technologies to deliver feedstocks, goods and/or services on specification;

•	catalyst activity (of all types) that are less than design basis which would require an increase in the amount of catalyst, and/or number of reactors required to produce at the design rate resulting in increased capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst replacements, or both, thereby increasing operating costs;

•	excessive production of gaseous or light hydrocarbons compared to design basis, which would lower the amount of desirable hydrocarbons produced, and reduce revenues and margins;

•	inability of third-party gasification and synthesis gas clean-up technology integrated into the Syntroleum® process to produce on specification synthesis gas adequate for economic operation of a FT plant; and

•	longer project cycles and/or higher than anticipated capital and operating costs including feedstock costs.

In addition, we have encountered, and future plants could experience, mechanical difficulties related or unrelated to elements of the Syntroleum® technologies, including difficulties resulting from damage caused by contaminants, impurities and adulterants in renewable feedstocks.

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

The EISA and the Energy Policy Act of 2005, or EPAct, established Renewable Fuel Standard 2, or RFS2, which requires that certain volumes of renewable fuels be consumed, which includes biomass based diesel, ethanol and other liquid fuel produced from biomass to be blended into the fuel supply. RFS2 is effective through 2022. Syntroleum believes that RFS2 has increased the demand for renewable diesel and that renewable diesel prices have benefited significantly from RFS2. However, there can be no assurance that the United States Congress will not repeal, curtail or otherwise change, or that the EPA will not curtail or otherwise change the RFS2 program in a manner adverse to Syntroleum. The petroleum industry is generally opposed to RFS2 and can be expected to continue to press for changes that eliminate or reduce its impact. Any repeal or reduction in the RFS2 requirements or reinterpretation of RFS2 resulting in Syntroleum’s renewable diesel failing to qualify as a required fuel would have a material adverse effect on Syntroleum’s financial condition and results of operations.

The EPA is required to determine the volume of biomass-based diesel that will be required each year beginning in 2013 based on the EPA’s consideration of a variety of factors, including biomass-based diesel production, consumption, and infrastructure issues, the likely impact of biomass-based diesel production and use in a variety of areas, including climate change, energy security, the agricultural sector, air quality, transportation fuel costs, job creation, and water quality, and other factors. RFS2 requires that the biomass-based diesel annual volume requirement be at least 1 billion gallons in each of those years. The biomass-based diesel volume requirement for 2013 was 1.28 billion gallons.

As of the date of this Annual Report on Form 10-K, the EPA has not finalized the 2014 Renewable Volume Obligations, or RVOs. The EPA has proposed a 2014 and 2015 biomass-based diesel RVO of 1.28 billion gallons in each of those years and a reduced Advanced Biofuel RVO of 2 to 2.51 billion gallons rather than the original Energy Independence and Security Act of 2009, or EISA, volume of 3.75 billion gallons for 2014. Before the RVO can be finalized, the Office of Management and Budget, or OMB, has to approve EPA’s proposal, based on the same factors outlined above. Due to the one year delay publishing the proposal, which the EPA was required to determine and publish by November 30, 2012, it is possible that the 2014 RVOs will be challenged in court which may further delay any final determination of the 2014 RVOs, which could reduce the demand for and price of Syntroleum’s renewable diesel, which could have a negative impact on future revenues and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a corporate facility in Tulsa, Oklahoma. The lease expires in April 2014, with escalation amounts occurring in 2013.

Item 3. Legal Proceedings

In the ordinary course of our business we have been a party to legal proceedings, such as the previously described pending patent infringement cases with Neste Oil Oyj.

Three lawsuits challenging the Asset Sale have been filed. First, on December 26, 2013, Daniel Baxter, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa County, State of Oklahoma. Second, on December 30, 2013, Philip Crawley, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa County, State of Oklahoma. Third, on January 10, 2014, George Kashouh and Thomas Victor, on behalf of themselves and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa, State of Oklahoma. All of the lawsuits name as defendants Syntroleum, each member of Syntroleum’s board of directors, REG, and REG Synthetic; the Baxter lawsuit also names Syntroleum’s Principal Financial Officer as a defendant. On January 14, 2014, the court issued an order consolidating the first two suits, and on February 12, 2014, the third suit was consolidated. On January 22, 2014, the plaintiffs filed an amended consolidated petition alleging that (1) Syntroleum’s directors breached their fiduciary duties in connection with entering into the Asset Purchase Agreement, as publicly disclosed on December 17, 2013, by failing to maximize stockholder value, agreeing to onerous and unreasonable deal protection devices and failing to act in accordance with their duties of care, loyalty, and good faith, (2) Syntroleum, REG and REG Synthetic aided and abetted those alleged breaches of fiduciary duties, and (3) the combined proxy statement/prospectus omits material information regarding the proposed transaction and is otherwise misleading. Based on these allegations, the amended petition seeks to enjoin the Asset Sale, to obtain other related declaratory and injunctive relief (including rescission), and to recover the costs of the action, including reasonable attorneys’ fees. The Baxter plaintiffs filed an Emergency Motion and Memorandum in Support to Expedite Discovery and Shorten Prescribed Time Period for Defendants to Respond to Discovery together with their original complaint, which motion was heard on January 6, 2014 and not granted. On January 24, 2014, the original judge assigned to the consolidated matter recused herself and the matter was re-assigned to another judge. No further hearing dates have been set in connection with the consolidated lawsuits.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices. Our common stock is traded on the NASDAQ Capital Market under the symbol “SYNM.” The table below reflects the high and low closing sales prices for our common stock for each quarter during 2013 and 2012 (after giving effect to a 10-for-1 reverse stock split effected in April 2013).

	Sales Price
	High	Low
Year Ended December 31, 2013:
First Quarter	$5.30	$3.70
Second Quarter	$7.20	$3.52
Third Quarter	$7.55	$4.38
Fourth Quarter	$4.98	$2.46
Year Ended December 31, 2012:
First Quarter	$13.60	$9.70
Second Quarter	$10.20	$6.00
Third Quarter	$8.50	$6.10
Fourth Quarter	$7.90	$3.40

Record Holders. The 9,959,955 shares of our common stock outstanding at February 28, 2014 were held by approximately 980 record holders.

Dividends. We have not paid cash dividends since our inception. Any future determination as to dividend policy will be made, subject to Delaware law, at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, business prospects and other factors that our board of directors may deem relevant; provided, that our board of directors intends to make liquidating distributions of available amounts to our stockholders in connection with the Liquidation and Dissolution of Syntroleum, as described in this Annual Report on Form 10-K.

Equity Plan. Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following performance graph compares the performance of our common stock during the period beginning on December 31, 2008 and ending on December 31, 2013 to (i) the NASDAQ Stock Market index consisting of United States companies (the “NASDAQ Composite”) (ii) an index consisting of all U.S. and Foreign publicly traded companies listed as non-financial stocks with Standard Industrial Codes 1100-5999, 7000-9999 (iii) our peer group which includes companies focused on renewable products or alternative sources of energy for the same period. The graph assumes a $100 investment in our common stock and in each of the indexes at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Our peer group consists of Pacific Ethanol, Inc., Synthesis Energy Systems, Inc., BioFuel Energy Corp, Renewable Energy Group, Inc., Future Fuels Corp., Solazyme, GEVO, Amyris, KiOR and Codexis. Syntroleum’s past peer group included Andersons Inc., Aventine Renewable Energy Holdings, Inc., Ballard Power Systems, Inc., BioFuel Energy Corporations, Evergreen Energy, Inc., FuelCell Energy Inc., Fuel-Tech, Inc., Headwaters Inc., Pacific Ethanol, Rentech Inc., Synthesis Energy Systems, and Verenium Corporations.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$1,957	$17,526	$4,214	$8,410	$27,432
Operating income (loss)	(9,338)	9,217	(3,049)	(2,252)	12,469
Income (loss) from continuing operations	(8,644)	(1,063)	(16,922)	(9,633)	5,160
Income (loss) from discontinued operations	6,391	(38)	(27)	97	(122)
Net income (loss)	$(2,253)	$(1,101)	$(16,949)	$(9,536)	$5,038
Basic and diluted per share amounts -
Income (loss) from continuing operations	$(0.87)	$(0.11)	$(1.89)	$(1.24)	$0.70
Income (loss) from discontinued operations	$0.64	$0.00	$0.00	$0.01	$0.00
Net income (loss)	$(0.23)	$(0.11)	$(1.89)	$(1.23)	$0.70

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Working capital	$11,971	$16,149	$22,495	$12,950	$27,307
Investment in and loans to Dynamic Fuels, LLC	37,644	38,407	38,643	43,523	27,900
Total assets	51,815	56,745	66,651	59,396	58,861
Deferred revenue	13,365	15,612	24,366	24,300	25,668

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Our focus is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of our renewable fuels technology and previously consisted of research and development designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons including such products as diesel, jet fuel kerosene, naphtha, and propane.

Operating Revenues

Our revenues were primarily generated from the sale or transfer of our technologies, engineering technical services from third parties and from Dynamic Fuels and royalties from Geismar Facility production. Three customers, Dynamic Fuels, Sasol and Sasol (USA) Corporation, made up 97% of revenue in 2013, with Dynamic Fuels and Sasol making up 97% of revenue in 2012, and 99% of revenue in 2011. In the future, we expect to receive revenue from engineering technical services, royalties and other income from our investment in Dynamic Fuels, sales and licensing of our technologies and product sales or royalties for the use of our technologies in facilities in which we own an equity interest.

We record revenue related to royalty fees based on the production of the Geismar Facility. Income and Loss from our investment in Dynamic Fuels is recorded below operating income, as “Equity in Earnings (Loss) of Dynamic Fuels, LLC”. The income or loss is based on our proportionate equity ownership of the Geismar Facility.

Our future operating revenues and investments in projects will depend on the successful commercial operation of the Geismar Facility. We expect our results of operations and cash flows to be affected by changing crude oil, natural gas, oils, fats, fuel and specialty product prices and trends in environmental regulations.

Operating Expenses

Our operating expenses historically have consisted primarily of engineering (including third party engineering) and general and administrative expenses, which include costs associated with general corporate overhead, compensation expense, legal and accounting expenses and expenses associated with other related administrative functions. Our current workforce consists of engineers and general and administrative employees.

We have also recognized depreciation and amortization expense related to office and computer equipment, leasehold improvements and patents.

We have incurred costs related specifically to the development and design of the Bio-Synfining® and Syntroleum® process. These costs, which relate primarily to engineers and outside contract services for design, and development, are included in engineering costs in our consolidated statements of operations.

As of December 31, 2013, we have invested $47 million of cash into Dynamic Fuels for our portion of capital expenditures, engineering design, construction and start-up of the plant. In addition, we have made working capital loans of $11.6 million to Dynamic Fuels primarily related to the cost of feedstocks and operating expenses. The investments and working capital loans are recorded net of our share of Dynamic Fuels’ losses on our Consolidated Balance Sheets, under “Investment in and loans to Dynamic Fuels, LLC”.

Commercial and Licensee Projects

Formation & Capitalization of Dynamic Fuels

On June 22, 2007, we entered into definitive agreements with Tyson to form Dynamic Fuels, to construct and operate facilities in the United States using our Bio-Synfining® technology. Dynamic Fuels is organized and operated pursuant to the provisions of its Limited Liability Company Agreement between the Company and Tyson (the “LLC Agreement”).

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2013, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $37.8 million, which represents our equity investment in and loans to this entity, net of recognized losses and other equity accounting adjustments. Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Syntroleum contributed an additional $39.25 million and Tyson contributed an additional $41.25 million in cash capital contributions by December 31, 2012. Each member made $14.0 million in working capital loans to the entity by December 31, 2012.

During the year ended December 31, 2013, each partner made additional equity contributions of $3.45 million resulting in total cash and non-cash equity contributions by Syntroleum of $53.56 million and $56.74 million by Tyson. Also during the twelve month period, each partner made additional working capital loans of $7.54 million. Syntroleum will likely be required to fund future working capital of Dynamic Fuels. In conjunction with specific provisions of the retroactive reinstatement of the tax credits, each partner received $10 million of their total portion of the 2012 tax credits as a refund directly from the IRS. The refunds were recorded by

Dynamic Fuels as repayment of working capital loans. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $11.6 million. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. On January 14, 2014, Syntroleum and Tyson each made an additional $650,000 working capital loan to Dynamic Fuels and on February 13, 2014 Syntroleum and Tyson each made an additional $400,000 working capital loan to Dynamic Fuels. We expect to fund future working capital needs of Dynamic Fuels.

On October 21, 2008, Dynamic Fuels issued tax exempt bonds through the Louisiana Public Facilities Authority in the amount of $100 million at an initial interest rate of 1.3% to fund construction of the Geismar Facility. The bonds required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations thereunder. Tyson agreed to provide credit support for the entire $100 million bond issue for which we issued Tyson warrants to purchase 800,000 shares of our common stock for $0.10 per share. Tyson exercised the warrants in 2009. The interest rate for the bonds is a daily floating interest rate and may change significantly from this amount. In the fourth quarter of 2008, Dynamic Fuels entered into an interest rate swap which had the effect of locking in the interest rate at 2.19% for a period of 5 years with declining swap coverage, and which matured in October 2013. This debt funding is in addition to the equity contributions provided by each member.

Operation of Dynamic Fuels

Dynamic Fuels began commercial operations in November of 2010. The fuel produced by Dynamic Fuels generates 1.7 RINs per gallon. Its fuel can be sold with the RIN premium included in our price of fuel. The Geismar Facility sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2012. Nameplate capacity for the Geismar Facility is 75 million gallons per year.

The Geismar Facility has experienced mechanical issues, hydrogen supply disruptions and feedstock impurities all of which have contributed to plant down time and higher than expected operational costs. Upgrades to the feedstock pre-treatment area were completed during 2012. The quality of the feedstock has not impacted the quality of the finished product which has in all cases met or exceeded ASTM standards.

The Geismar Facility was placed in stand-by mode after completion of a maintenance turnaround in December, 2012, primarily because of economic conditions, including without limitation, falling RIN prices, uncertainty regarding the extension and retroactive application of federal tax credits, and the high price of feedstocks. Although economic conditions have improved in 2013, the plant remains in stand-by mode as the Company and Tyson have not yet agreed upon the conditions necessary for plant start-up.

On February 25, 2013, the Dynamic Fuels management committee approved a resolution to replace the HI catalyst at a total cost of $7.3 million. Installation of the new catalyst was completed by June 28, 2013. While the Geismar Facility is ready for commercial operation, the Dynamic Fuels management committee has not determined a re-start date.

Renewable Diesel

The renewable diesel produced by Dynamic Fuels is quality tested and meets ASTM D975 standards for diesel. Its jet fuel meets all petroleum based jet fuel specifications for ASTM D7566, commercial jet fuel, as well as HRJ-5, military jet fuel. Diesel produced at the Geismar Facility was eligible for the $1.00 tax credit per gallon of renewable diesel under the EPAct in 2010 and 2011. The EPAct further designated a $0.50 per gallon alternative fuels mixture credit (AFMC) for the production of qualified alternative fuels, of which Dynamic Fuels’ renewable naphtha qualifies. These tax credits are generated upon mixture with allowed motor vehicle fuels such as petroleum diesel and gasoline. Prior to receiving EPA Part 79 registration on August 16, 2012, Dynamic Fuels’ renewable naphtha was not eligible to generate the $.50 per gallon AFMC. These tax credits are typically renewed at the end of each year in what is known as “tax extenders bills”. These tax credits expired on December 31, 2009 and were not renewed until November 2010, retroactively for 2010 and extended through December 31, 2011. These tax credits again expired on December 31, 2011. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated the credits for 2013 and retroactively reinstated the credits for 2012. Dynamic Fuels or its owners will receive a combined total of approximately $23 million for 2012 production from the $1 tax credit and will receive the alternative fuels mixture credit of $0.50 per gallon for a portion of the renewable naphtha also produced during 2012.

In 2011, Dynamic Fuels received approval for registration of our neat renewable diesel from the EPA. The registration of the neat renewable diesel allows combustion in regular on-road engines up to 100 percent renewable fuel, which means no blending of petroleum based diesel is required. In 2012, Dynamic Fuels entered into strategic marketing alliance, commercial off-take and supply chain management agreements with Mansfield Oil Company (“Mansfield”) to distribute the plants renewable diesel. Mansfield markets and distributes over 2.5 billion gallons of fueling product per year to thousands of commercial customers across all 50 states and Canada.

The table below compares per gallon full value renewable diesel market prices, which is calculated as the sum of ULSD diesel price plus 1.7 times RIN to Gulf Coast Ultra Low Sulphur Diesel market pricing and to Dynamic Fuels realized diesel price per quarter for the calendar year 2012. The Geismar Facility did not operate during calendar year 2013. Prices do not include transportation cost. Changing prices in crude oil per barrel are also depicted below.

	Quarter Ended 3/31/2012	Quarter Ended 6/30/12	Quarter Ended 9/30/12	Quarter Ended 12/31/12
DF Realized Diesel Price per gallon	$5.50	$4.89	$4.73	$4.16
Full Value Renewable Diesel Market Price per gallon(1)	$5.63	$5.19	$4.87	$3.99
Gulf Coast Ultra Low Sulphur Diesel per gallon	$3.16	$2.94	$3.07	$3.04
WTI Spot Crude per barrel	$102.99	$93.29	$92.17	$88.05

(1)	OPIS Gulf Coast Ultra Low Sulphur Diesel plus mean OPIS RINs times 1.7 per gallon. No transportation cost included.

Note:	Table does not include the $1.00 per gallon tax credit which was retroactively reinstated in January 2013, which resulted in approximately $26.8 million of income to Dynamic Fuels during 2013.

Discontinued Operations

In 2007, we determined we had completed the research and development activities necessary to validate our technology and subsequently have focused on commercialization activities. Income from discontinued operations for the year ended December 31, 2013 includes $5,798,000 in proceeds from the sale of our nominal two b/d pilot plant in Tulsa, Oklahoma and $603,000 from the previously accrued asset retirement obligations from which Syntroleum was released in connection with the sale. The pilot plant had no carrying value as all costs incurred had been expensed as research and development.

Results of Operations

Consolidated Results for the Years Ended December 31

Revenues	2013	2012	2011
	(in thousands)
Technology	$100	$9,600	$600
Technical Services	1,388	1,909	1,719
Technical Services from Dynamic Fuels, LLC	469	5,228	974
Royalties from Dynamic Fuels, LLC Plant Production	—	789	921

Total Revenues	$1,957	$17,526	$4,214

Technology Revenue. Technology revenue was $100,000, $9,600,000 and $600,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The revenue recognized during 2013 was associated with the nominal two b/d pilot plant which was sold in March 2013. We recognized $9 million of license income in 2012 as a result of the expiration, in 2012, of certain license agreements that had previously given rise to deferred income. In 1997, we entered into these license agreements granting parties the right to use certain of our patent rights and technical information to design, construct, operate, and maintain licensed facilities. In accordance with Accounting Standards Codification 605 Revenue Recognition (ASC 605), we recorded a portion of the license fees paid to us pursuant to these license agreements as deferred income because the earnings process was not complete with respect to the license fees so deferred. The portion of the license fees recorded as deferred income were subject to offset and/or indemnity obligations in the event that the licensees completed construction of facilities prior to the expiration of the license agreements. We recognized the revenue in 2012 when the term of the license agreements expired without site licenses being executed, since we were under no obligation to return the license fees paid and had no additional obligations to perform under the expired license agreements.

Technical Services Revenue. Revenues from engineering services were $1,388,000, $1,909,000 and $1,719,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue to earn revenues for engineering services to clients on an individual contract basis in 2014.

Technical Services Revenue from Dynamic Fuels. Revenues from engineering services were $469,000, $5,228,000 and $974,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2012, we recognized $3.7 million in previously-unrecognized technical services revenue from Dynamic Fuels. Pursuant to the terms of a settlement agreement entered into with Dynamic Fuels and Tyson in June 2012, Dynamic Fuels recognized the obligation to pay us this technical services revenue. Prior to that time, in accordance with ASC 605, we did not recognize this revenue as collection was not reasonably assured.

Royalty Revenue. Under the terms of the master license agreement royalties from the renewable fuel production at the Geismar Facility are earned at the rate of $0.025 per gallon produced adjusted for inflation and are accrued as earned by Syntroleum. Because the Geismar Facility was in standby mode during the entire year of 2013, no royalties were earned during this time.

Operating Costs and Expenses	2013	2012	2011
	(in thousands)
Engineering	$2,280	$2,571	$2,236
Depreciation and amortization	180	186	200
Non-cash equity compensation	475	508	562
General and administrative and other	8,360	5,044	4,265

Total Operating Costs and Expenses	$11,295	$8,309	$7,263

Engineering Expense. The increase in engineering expenditures in 2012 compared to 2013 and 2011 primarily results from higher third party analytical lab costs related to client projects in 2012.

Non-Cash Equity Compensation. Equity compensation expense for the vesting of stock compensation awards to employees relates to the vesting, in those years, of performance based awards granted to all employees in 2008 that were linked to certain milestones associated with our Bio-Synfining® technology project. A majority of the expense associated with these awards was recognized in years prior to 2011 and we recognized the remaining amount of equity compensation for the milestone based awards in 2012. The 2013 expense primarily relates to restricted stock units granted for annual independent director fees.

General and Administrative and Other. General and administrative expenses were higher in 2013 and 2012 when compared to 2011 primarily related to higher legal fees due to litigation and the contemplated Asset Sale

Other Income and Expenses	2013	2012	2011
	(in thousands)
Interest Income	$8	$22	$16
Other Income	8	6	8
Equity in Loss of Dynamic Fuels, LLC	(1,569)	(10,012)	(13,880)
Foreign Currency Exchange	2,247	(296)	(17)
Income Taxes	—	—	—
Income (Loss) From Discontinued Operations	6,391	(38)	(27)

Interest Income. The majority of interest income is generated from the investment of our current cash balances in money market accounts at the current market rates.

Equity in Loss of Dynamic Fuels, LLC. Our 50% share of Dynamic Fuels’ loss for its year ended September 30, 2013 decreased compared to 2012 and 2011 due to the retroactive reinstatement of the 2012 tax credits in 2013, partially offset by operating losses, notwithstanding the non-operational status of the Geismar Facility. Loss from our investment in Dynamic Fuels was $3,526,000 and $1,569,000 for the quarter and twelve months ended September 30, 2013, respectively. This compares to a loss of $4,275,000 and $10,012,000 for the same periods in 2012 and a loss of $1,594,000 and $13,880,000 for the same periods in 2011. Dynamic Fuels’ revenues were approximately $46,000,000 with operating expenditures of approximately $48,000,000 and other expense of approximately $1,200,000 for the twelve months ended September 30, 2013. We report our 50% share of Dynamic Fuels results of operations on a three month lag basis.

Foreign Currency Exchange. Changes in the foreign currency exchange are due to fluctuation in the value of the Australian dollar compared to the U.S. Dollar. The foreign currency changes result from translation adjustments from our license with the Commonwealth of Australia which is denominated in Australian dollars. These changes have no cash impact.

Income (Loss) from Discontinued Operations. During the year ended December 31, 2013, we recognized income of $6,391,000 from the sale of our nominal two b/d pilot plant in Tulsa, Oklahoma which includes $5,798,000 in proceeds and $603,000 from the previously accrued asset retirement obligations from which Syntroleum was released in connection with the sale.

Liquidity and Capital Resources

General

As of December 31, 2013, we had $11,400,000 in cash and cash equivalents and current liabilities of $806,000.

On March 1, 2013, Syntroleum received $5,798,000 from sales proceeds of its nominal two b/d pilot plant located in Tulsa, Oklahoma.

We have and will continue to fund additional short-term working capital needs of Dynamic Fuels through working capital loans. As stated previously, as of December 31, 2013, we have contributed cash in the amount of $47 million to the capital of Dynamic Fuels since inception and have outstanding working capital loans of $11.6 million. Although management remains positive about the future of Dynamic Fuels, if Dynamic Fuels fails to achieve profitability, this entire investment could be subject to loss.

On January 14, 2014, Syntroleum and Tyson each made an additional $650,000 working capital loan to Dynamic Fuels and on February 13, 2014 each made an additional $400,000 working capital loan to Dynamic Fuels.

As of the date of this Annual Report on Form 10-K, the Geismar Facility is in stand-by mode pending agreement by Tyson and Syntroleum on the required economic conditions for start-up. Start-up costs may require each of us to make additional loans to Dynamic Fuels.

In our consolidated financial statements for the fiscal years ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

If we are unable to generate funds from operations and the Asset Sale is not completed, our need to obtain funds through financing activities will be increased. However, the decline in our stock price and related market capitalization has limited our ability to raise capital through the sale of shares of common stock from our shelf registration statement.

Cash Flows

2013 vs. 2012

Cash flows used in operations was $8,255,000 during the year ended December 31, 2013 compared to cash flows used in operations of $3,539,000 during the year ended December 31, 2012. The increase in cash flows used in operations in 2013 primarily results from increased legal fees associated with ongoing litigation and the contemplated Asset Sale.

Cash flows provided by investing activities were $3,746,000 during the year ended December 31, 2013 compared to cash flows used in investing activities of $3,017,000 during the year ended December 31, 2012. The increase in cash flows primarily resulted from proceeds from the sale of the two b/d pilot plant and the repayment of working capital loans by Dynamic Fuels, partially offset by equity contributions and working capital loans to Dynamic Fuels of $3,450,000 and $7,535,000, respectively. We may be required to provide additional working capital loans or investments to the Geismar Facility in 2014 if additional cash is needed.

Cash flows used in financing activities during the year ended December 31, 2013 was $0 compared to $136,000 in 2012.

2012 vs. 2011

Cash flows used in operations was $3,539,000 during the year ended December 31, 2012 compared to cash flows used in operations of $4,433,000 during the year ended December 31, 2011. The decrease in cash flows used in operations in 2012 primarily results from the collection of Dynamic Fuels receivables in 2012.

Cash flows used in investing activities were $3,017,000 during the year ended December 31, 2012 compared to $9,051,000 during the year ended December 31, 2011. We made an equity contribution of $3,000,000 to Dynamic Fuels in 2012 compared to investments in and loans of $9,000,000 in 2011.

Cash flows used in financing activities during the year ended December 31, 2012 was $136,000 compared to cash flows provided by financing activities of $23,572,000 in 2011. The cash flows provided by financing activities in 2011 primarily relates to the public offering in July of 1,590,000 shares of our common stock and accompanying warrants resulting in net proceeds of $23,538,000.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013:

Contractual Obligations	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$23	$23	$—	$—	$—

Total	$23	$23	$—	$—	$—

Our operating leases include leases for corporate headquarters.

On March 1, 2013 Syntroleum sold its pilot plant for $5,798,000. Syntroleum had no carrying value for the pilot plant since all costs incurred had been expensed as research and development. As such, the total amount of proceeds was recognized as a gain in the first quarter of 2013. In connection with this sale, the previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, was also recognized as a gain in the first quarter of 2013. In addition, the associated lease was cancelled.

We have entered into employment agreements, which provide severance cash benefits to several key employees totaling approximately $2,121,000 at December 31, 2013. The expense is not recognized until an employee is severed which is expected to occur if the Asset Sale is consummated.

We as licensor, entered into a Bio-Synfining Master License Agreement on June 22, 2007, with Dynamic Fuels. Under this license agreement at the request of the licensee we must execute a Site License Agreement in favor of licensee for licensee’s use of our Bio-Synfining® technology. On June 27, 2012, we entered into a Site License Agreement with Dynamic Fuels for the use of our Bio-Synfining® technology at the Geismar Facility and the process guarantee and performance test provisions contained therein were waived and deemed unnecessary by Dynamic Fuels. For purposes of the Warrant Agreement dated June 22, 2007 between Syntroleum and Tyson Foods, Inc., the First Plant Commercial Operation Date as defined in the Warrant Agreement was deemed to be June 27, 2012.

Equity Issuances

Common Stock Offering. On July 6, 2011, the Company closed the issuance and sale of 1,590,000 shares of its common stock and accompanying warrants to purchase a total of 795,000 shares of common stock. A combination of ten shares of common stock and a five year warrant to purchase five shares of common stock was sold in the offering for a combined public offering price of $15.80 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted was $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $14.90 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 425,000 shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The applicable warrant agreement provides that the second tranche of 250,000 shares will be issued upon sanctioning of the second plant and the third tranche of 150,000 shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 425,000 warrants is $28.70 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the applicable plant achieves operations for commercial purposes after the completion of commissioning and satisfaction of performance tests. The first plant commercial operation date was deemed to be June 27, 2012. Warrants will expire on June 27, 2014. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to a plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

On June 30, 2008, the Company and Tyson entered into a warrant agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008, the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the warrant agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 800,000 shares of our common stock for $0.10 per share. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in and Loans to Dynamic Fuels on our Consolidated Balance Sheets. This additional cost in our investment results in a difference between our cost and our share of the underlying equity of Dynamic Fuels. We amortize the basis difference to Earnings or Loss from Dynamic Investment in our Consolidated Statement of Operations over the life of the Bonds, 25 years.

Pursuant to two registration rights agreements, we have granted Tyson demand and piggyback registration rights with respect to the shares of common stock issuable pursuant to the warrants.

New Accounting Pronouncements

See “Note 2 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on Consolidated Balance Sheets and Consolidated Statements of Income.

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

Asset Retirement Obligations. We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligation consisted primarily of costs associated with the future plant dismantlement of the pilot plant. As the pilot plant was directly related to research and development activities and has been expensed accordingly, no corresponding amount is capitalized as part of the related property’s carrying amount.

On March 1, 2013, Syntroleum sold its pilot plant. In connection with this sale, the purchaser assumed responsibility for the dismantlement of the plant. The previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, was also recognized as a gain in the first quarter of 2013.

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

We expect that we will need to raise substantial additional capital to accomplish our business plan over the next several years, if we remain an independent company. In such an event, we expect to obtain additional funding through debt or equity financing in the capital markets, joint ventures, license agreements and other strategic alliances, as well as various other financing arrangements. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval, and the terms of our preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Foreign exchange risk currently relates to non-cash deferred revenue, a portion of which is denominated in Australian dollars. Financial statement assets and liabilities may be translated at prevailing exchange rate and may result in gains or losses in current income. Monetary assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Transaction gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred. The portion of deferred revenue denominated in Australian currency was U.S. $13,365,000 at December 31, 2013. The deferred revenue is converted to U.S. dollars for financial reporting purposes at the end of every reporting period. To the extent that conversion results in gains or losses, such gains or losses will be reflected in our statements of operations. The exchange rate of the Australian dollar to the United States dollar was $0.89 and $1.04 at December 31, 2013 and December 31, 2012, respectively.

We do not have any purchased futures contracts or any derivative financial instruments, other than warrants issued to purchase common stock at a fixed price in connection with private placements and other equity offerings.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report thereon of HoganTaylor LLP dated March 13, 2014, are set forth on pages F-1 through F-20 hereof. See Item 15 for an index to our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the criteria set forth in “Internal Control-Integrated Framework”, our management believes that our internal control over financial reporting was effective as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Syntroleum Corporation

We have audited Syntroleum Corporation’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Syntroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Syntroleum Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Syntroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Syntroleum Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 13, 2014, expressed an unqualified opinion.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 13, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our certificate of incorporation divides the board of directors into three classes. Our bylaws provide for a board of not less than three and no more than 11 directors with the exact number of directors in each class to be fixed by our board. Our board has determined that the total number of directors on the board at this time shall be six and that two directors shall be in each of Class A, B and C. Directors hold office for staggered terms of three years (or less if they were appointed to the board between annual meetings to fill a vacancy). One of three classes is elected at each year’s annual meeting to succeed the directors of that class whose terms are expiring. The terms for the directors of Classes C, A and B expire at the annual meeting of stockholders in 2014, 2015 and 2016, respectively.

2014 — Class C Directors

Name	Age
Alvin R. Albe, Jr.	60

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

Name	Age
Edward G. Roth	57

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

2015 — Class A Directors

Name	Age
Frank M. Bumstead	72

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

Name	Age
Robert B. Rosene, Jr.	60

Mr. Rosene has been our Chairman of the board since November 19, 2007 and a director since March 1985. Mr. Rosene has been President of Seminole Energy Services, L.L.C., a natural gas marketing and gathering company, since 1998. Effective January 1, 2013 Mr. Rosene retired as President and CEO but remains as Chairman of the Board of Managers of Seminole Energy Services. From 1984 to August 1998, he was Vice President of Boyd Rosene and Associates, Inc., a natural gas consulting and marketing firm which he co-founded. From 1976 to 1984, he was employed with Transok Pipeline Company, where he served in various positions, including Manager of Rates and Contract Administration and director of Gas Acquisitions. In 1987, Mr. Rosene co-founded MBR Resources, an oil and gas production company with operations in Arkansas, New Mexico, Oklahoma and Texas. Mr. Rosene holds a B.A. in Accounting from Oklahoma Baptist University. The board selected Mr. Rosene for his expansive knowledge of the oil and gas industry and macro-economic global conditions and his ability to bring a unique and valuable perspective to the board.

2016 — Class B Directors

Name	Age
P. Anthony Jacobs	72

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

Name	Age
James R. Seward	61

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

During 2013, the board of directors held a total of 10 regular meetings and 11 special meetings and took action by unanimous written consent on 15 occasions. No director attended fewer than 75% of the aggregate of board meetings and meetings of any committee on which he served in 2013

EXECUTIVE OFFICERS

The following are our executive officers as of March 1, 2014.

Name	Age	Position
Edward G. Roth	57	Chief Executive Officer, President and Director
Karen L. Power	62	Senior Vice President and Principal Financial Officer

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

There is no family relationships, of first cousin or closer, amoung our directors and executive officers, by blood, marriage or adoption.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and owners of 10% or more of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of reports furnished to us and representations that no other reports were required, we believe that all of our directors, executive officers and 10% or more stockholders during the fiscal year ended December 31, 2013 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

CODE OF ETHICS

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

COMMITTEES OF THE BOARD OF DIRECTORS

The board of directors has two standing committees: the Audit Committee and the Nominating and Compensation Committee.

Audit Committee

During 2013, the Audit Committee consisted of Messrs. Albe (Chairman), Bumstead, Jacobs, Rosene and Seward. The board of directors has determined that:

(i)	each member of the committee meets the independence criteria required by applicable law and the rules of the SEC and NASDAQ for audit committee membership;

(ii)	each member of the committee is an “independent director” as defined in Section 10A(m)(1)(B)(3) of the Exchange Act and NASDAQ Listing Rule 5605(a)(2);

(iii)	each member of the committee meets NASDAQ’s financial knowledge requirements; and

(iv)	Mr. Albe is the “audit committee financial expert” under SEC rules and meets NASDAQ’s professional experience requirements.

The Audit Committee operates pursuant to a written charter, a copy of which can be found at our website at http://www.syntroleum.com. As more fully described in the committee charter, the Audit Committee recommends to the board of directors the independent registered public accounting firm to perform the audit of our financial statements and reviews: (i) the scope, plan and findings of the audit and any recommendations of the independent registered public accounting firm, (ii) the adequacy of internal accounting controls and audit procedures, (iii) our audited financial statements, (iv) the non-audit services performed by the independent registered public accounting firm, and (v) the fees paid to the independent registered public accounting firm for audit and non-audit services.

Nominating and Compensation Committee

During 2013, the Nominating and Compensation Committee consisted of Messrs. Albe, Bumstead, Jacobs, Rosene (Chairman) and Seward. The board of directors has determined that:

(i)	each member of the committee qualifies as an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”);

(ii)	each member of the committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act; and

(iii)	each member of the committee is an “independent director” as defined in NASDAQ Listing Rule 5605(a)(2).

The Nominating and Compensation Committee operates pursuant to a written charter, a copy of which can be found on our website at http://www.syntroleum.com. As more fully described in the committee charter, the Nominating and Compensation Committee establishes and reports to the full board of directors with respect to compensation plans under which our officers and directors are eligible to participate, and recommends to the board of directors for approval the salary for our chief executive officer and other executive officers. The committee administers our 2005 Stock Incentive Plan and reviews our overall compensation philosophy and program on a regular basis. The committee also recommends policies concerning director compensation to the board of directors.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy and Objectives

The objective of Syntroleum’s executive compensation policy is to attract, retain and motivate highly qualified individuals and to align their interests with our stockholders. We do this by offering competitive, interrelated compensation components that are designed to reward them for results that have been identified as important factors in enhancing stockholder value. The tables that you find in this Annual Report on Form 10-K contain specific information about the compensation earned or paid in 2013, 2012 and 2011 to Edward G. Roth and Karen L. Power, whom we refer to as our “named executive officers” as of December 31, 2013.

The board of directors has considered our stockholders vote on the “Say on Pay” issues and, as voted by a majority of the stockholders, has determined to submit the question of management compensation to its stockholders annually.

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

Our executive compensation guidelines, as established by the Nominating and Compensation Committee, are designed to pay a base salary generally measured by other peer group companies, as adjusted to take into account differences in revenue size and for individual performance. Syntroleum’s 2013 peer group includes Pacific Ethanol, Inc., Synthesis Energy Systems, Inc., BioFuel Energy Corp, Renewable Energy Group, Inc., Future Fuels Corp., Solazyme, GEVO, Amyris, KiOR and Codexis. Mr. Roth’s salary is paid under the terms of an employment agreement described below.

Incentive compensation takes the form of equity and cash. As part of this process, the Nominating and Compensation Committee recommends the Chief Executive Officer’s incentive compensation award to the board of directors for approval and reviews and approves the awards recommended by the Chief Executive Officer with respect to the other executive officer. Such awards reward participants for achieving established cost targets and prosecuting the business of the Company, reward execution of the business plan and success in execution beyond budgeted or expected values, and reward performance related to specific commercialization projects. These awards can take the form of cash or Syntroleum Corporation restricted stock or options with performance vesting schedules. In 2013, 2012 and 2011, these awards took the form of cash. All cash or equity grants to named executive officers are approved by the Nominating and Compensation Committee.

Typically, increases in base compensation occur upon significant changes in job responsibility or notable changes in the job market. Normally, previous compensation actions do not influence current year’s awards or grants except in the case of awards intended to cover multi-year periods.

Elements of Compensation Plan

Our compensation plan for key executives includes long-term milestone based incentives. We believe that by making milestone based incentives the basis for incentive awards provides the board of directors with a means to emphasize and monitor management’s progress towards our key strategic goals. Based on the Nominating and Compensation Committee’s reviews of executive compensation, it was determined that the plan would be primarily comprised of base pay, incentive compensation and long-term incentive compensation. Base pay would be comprised of an executive’s salary, while incentive compensation consists of cash bonuses or immediately vested stock awards. Long-term incentive compensation is meant to reward multi-year achievements with awards given in stock options and restricted stock with vesting based on the occurrence of Company project related intermediate milestones. By providing these three pieces of compensation it was determined that incentives would be in place to achieve strategic short-term milestones, while the long-term incentive compensation would be used to reinforce the sense of shared purpose. From time to time, individual or corporate achievements or market pressures may merit additional discretionary grants being given throughout the year. It is not our practice to time these grants prior to the release of material information but rather to provide these grants during the normal course of business. These would be granted at the Nominating and Compensation Committees’ discretion.

The allocation among these compensation elements depends on performance objectives and market pressures.

Base Pay

Base salary is generally measured by other peer group companies, as adjusted to take into account differences in market capitalization and for individual performance. Base pay is designed to be competitive with salary levels for comparable executive positions at other peer group companies engaged in the development of new technologies. The Nominating and Compensation Committee reviews such comparable salary information as one factor to be considered in determining the base pay for our executive officers. The Nominating and Compensation Committee also considers other factors, including that officer’s responsibilities, experience, leadership, potential future contribution and demonstrated individual performance measured against strategic business objectives. As the Company is in the early commercialization stage of business, the Nominating and Compensation Committee considers the liquidity of the Company when factoring base pay into management salaries. Our philosophy and practice is to place a significant emphasis on incentive and long-term incentive compensation. The Nominating and Compensation Committee also considers internal pay equity among the executive officers and employees generally. The types and relative importance of the strategic business objectives and financial objectives vary among our executives depending on their positions and the particular operations and functions for which they are responsible. The Nominating and Compensation Committee reviews base salaries annually. Annual base salaries for Edward G. Roth and Karen L. Power are currently $300,000 and $192,500, respectively.

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

At the end of 2013 individual performance ratings were determined for executives and it was determined that individual performance was in line with expectations, cash bonuses related to 2013 individual performance were paid on December 20, 2013 to Karen L. Power and Edward G. Roth in the amount of $43,313 and $200,000, respectively. These bonuses were 22% and 67% of 2013 annual salaries, respectively.

The nomination and compensation committee expectations for 2013 included fiscal responsibility, expansion of engineering services, and execution of improved mechanical reliability at the Geismar Facility. The Company was under budget from normal operating expenditures but over budget due to legal fees associated with ongoing litigation and negotiations related to the Asset Sale. The engineering team performed engineering work and provided licensor assistance as requested throughout 2013 on the Geismar Facility as well as worked on additional studies for other clients. Key projects for the Company for 2013 included, engineering support to pilot plant operations for a client with successful data collected and licensor and engineering design services assistance for the Geismar Facility. Mrs. Power and Mr. Roth played key roles in leading all of these activities for the Company and managing the staff and Company funds to achieve each of these goals. Given the committee’s view of their contributions to key roles in the Company the decision was made to make these payments in cash.

Performance Based Long-Term Equity Incentive Compensation

Long-term incentive compensation is tied directly to Company project related milestones that if achieved, are expected to increase stockholder return. Long-term incentive compensation consists of stock options and restricted stock, which generally vest based on specified milestones. The exercise price of stock options is generally equal to the fair market value of the common stock on the date of grant. Stock options and restricted stock are designed to align the interests of our employees with those of our stockholders. In determining whether to grant stock options or restricted stock, the Nominating and Compensation Committee considers a variety of factors, including that executive’s current ownership, the likelihood that the grant of those options or restricted stock would encourage the executive to remain with our Company, prior option grants (including the size of previous grants and the number of options and shares of restricted stock held), peer group analysis of similar positions and the value of the executive’s service to our Company. The compensation committee also considers these factors when determining whether to grant stock options or restricted stock to other employees. No new awards were granted to executives in 2013.

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

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a deduction to public companies to the extent of excess annual compensation over one million dollars paid to the chief executive officer or to any of the four other most highly compensated executive officers, except for qualified performance-based compensation. While the board of directors considers all compensation paid to the Chief Executive Officer and the named executive officers to be performance-based, it does not meet all the definitions of “performance based” compensation in Section 162(m). The compensation committee strongly believes that retaining discretion in determining awards within the parameters of the performance goals is essential for long-term success. In the past, the effect of the amounts paid in excess of the deductibility amount has been immaterial to our tax return. We plan to review executive compensation as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with our compensation objectives.

EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The following table summarizes the compensation earned by our principal executive officer and principal financial officer during the years ended December 31, 2013, 2012, and 2011. We refer to these officers in this Annual Report on Form 10-K as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Edward G. Roth; President and Chief Executive Officer	2013	300,000	200,000	—	—	—	—	11,500	511,500
	2012	300,000	200,000	—	—	—	—	11,250	511,250
	2011	260,000	130,000	—	—	—	—	11,000	401,000
Karen L. Power; Senior Vice President and Principal Financial Officer	2013	192,500	43,313	—	—	—	—	11,500	247,313
	2012	192,500	67,375	—	—	—	—	11,250	271,125
	2011	175,000	35,000	—	—	—	—	11,000	221,000

(1)	Reflects the cash bonus awards to our named executive officers.

(2)	Reflects the Company’s matching of 401(k) plan contributions paid in the form of common stock.

2013 Grants of Plan-Based Awards

The Company did not make any grants of plan-based awards to its named executive officers during the fiscal year ended December 31, 2013.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options outstanding on December 31, 2013, the last day of our fiscal year, to each of our named executive officers.

Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Expiration Date
Edward G. Roth	12/08/2006	15,000	—	28.90	12/8/16
Karen L. Power	11/21/2008	36,500	—	6.60	11/21/18

2013 Options Exercised and Stock Vested

During the year end December 31, 2013, no stock options were exercised by our named executive officers and none of our named executive officers held shares of restricted common stock that vested.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during the year ended December 31, 2013.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during the year ended December 31, 2013.

Employment Agreements

We have entered into employment agreements with both of our named executive officers. These agreements provide for annual base salaries that we may increase from time to time. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may offer to our employees from time to time.

Under each agreement, employment may be terminated as follows: by us upon the employee’s death, disability or retirement; by us upon the dissolution and liquidation of the Company (unless our business is thereafter continued); by us for just cause; by the mutual agreement of the employee and us; and by either us or the employee upon 15 days’ written notice.

All agreements prohibit the employee from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee’s employment with the Company, other than as required in the performance of the employee’s duties. The agreements also provide that the employee will not have or claim any right, title or interest in any trademark, service mark or trade name that we own or use. The employees agreed to irrevocably assign to us all of their right, title and interest in and to any and all inventions and works of authorship made, generated or conceived by the employee during his or her period of employment with us and which related to our business or which were not developed on the employee’s own time. Each employee further agreed that during the period of employment with us and for a period of two years following the termination of employment, the employee will not engage in certain activities related to our business.

Mr. Roth’s employment agreement, dated as of April 24, 2007, has a 48 month initial term and is automatically renewed for successive 12 month terms. The agreement provides for a $260,000 annual salary and a minimum annual bonus equal to 50% of base salary, subject to increase in our discretion.

Mrs. Power’s employment agreement, dated as of June 13, 2007, has an initial term of 12 months and is automatically renewed for successive 12 month terms. The agreement provides for a $175,000 annual salary, subject to increase in our discretion.

Post-Employment Benefits and Change of Control Arrangements

If we terminate Mr. Roth’s employment for any reason other than (i) as a result of his death, disability or retirement, (ii) upon our dissolution or liquidation, or (ii) for just cause, Mr. Roth is entitled to receive an amount equal to 300% of his then-current annual salary payable over 24 months following termination of employment. Had Mr. Roth’s employment with Syntroleum been terminated by Syntroleum other than for the reasons set forth above (regardless of whether Syntroleum had undergone a change of control), Mr. Roth would have been entitled to severance pay in an aggregate amount equal to $900,000.

If we terminate Mrs. Power’s employment for any reason other than (i) as a result of her death, disability or retirement, (ii) upon our dissolution or liquidation, or (ii) for just cause, Mrs. Power is entitled to receive an amount equal to three months of her then-current annual salary payable over three months following termination of employment. Had Mrs. Power’s employment with Syntroleum been terminated by Syntroleum other than for the reasons set forth above (regardless of whether Syntroleum had undergone a change of control), Mrs. Power would have been entitled to severance pay in an aggregate amount equal to $48,125.

DIRECTOR COMPENSATION

We do not pay our directors a cash retainer. All directors are reimbursed for their travel and other expenses involved in attendance at board of directors and committee meetings.

Under the 2005 Stock Incentive Plan, non-employee directors are eligible to receive grants of options to purchase shares of our common stock or awards of common stock or restricted stock. On January 1 of each year, non-employee directors received annual grants of a number of shares of our common stock determined by dividing $50,000 by the closing price of our common stock on the last trading day of the previous year. We granted 62,500 shares to our directors on January 1, 2013 at a grant date stock price of $4.00 and expect to continue the annual grant of common stock to non-employee directors as part of their compensation for service on our board of directors. Robert B. Rosene, Jr., chairman of the board of directors received an additional grant of 25,000 shares of common stock at a grant date price of $4.00 in recognition of his additional services as chairman of the board of directors.

Employees who are directors are not paid any fees or additional remuneration for their services as members of the board of directors or any committee of the board of directors.

2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alvin R. Albe, Jr		50,000	—	—	—	—	50,000
Frank M. Bumstead		50,000	—	—	—	—	50,000
P. Anthony Jacobs		50,000	—	—	—	—	50,000
Robert B. Rosene, Jr.		150,000	—	—	—	—	150,000
James R. Seward		50,000	—	—	—	—	50,000

(1)	All amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

At December 31, 2013, our non-employee directors held unexercised options to purchase common stock as follows: Alvin R. Albe, Jr.—641; Frank M. Bumstead—641; P. Anthony Jacobs—641; Robert B. Rosene, Jr.—641; James R. Seward—224.

Stock Ownership Guidelines for Directors

We do not have a set guideline for director stock ownership. We do, however, encourage stock ownership by our directors and all compensation for services as a director is paid by us in shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Albe, Bumstead, Jacobs, Rosene, and Seward served as members of our Nominating and Compensation Committee during our last completed fiscal year.

None of the individuals who currently serve, or who served during our last completed fiscal year, as members of our Nominating and Compensation Committee (a) are, or have at any time during the past year been, officers or employees of ours, (b) were formerly officers of ours, or (c) have had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or Nominating and Compensation Committee.

REPORT OF THE NOMINATING AND COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Syntroleum Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Nominating and Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management as required by Item 402(b) of Regulation S-K and, based on such review and discussion, has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Nominating and Compensation Committee
Alvin R. Albe, Jr. Frank M. Bumstead P. Anthony Jacobs Robert B. Rosene, Jr. (Chairman) James R. Seward

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2014, information regarding beneficial ownership of Syntroleum common stock by:

•	each person, or group of affiliated persons, known by Syntroleum to beneficially own more than 5% of its common stock;

•	each of Syntroleum’s named executive officers;

•	each of Syntroleum’s directors; and

•	all of Syntroleum’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as indicated by the footnotes below, Syntroleum believes, based on the information furnished to it and SEC filings, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose.

Syntroleum common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of February 28, 2014, are deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Syntroleum has based its calculation of the percentage of beneficial ownership on 9,959,955 shares of Syntroleum common stock outstanding on February 28, 2014. Unless otherwise noted below, the address for each of the stockholders in the table below is c/o Syntroleum Corporation, 5416 South Yale Avenue, Suite 400, Tulsa, Oklahoma, 74135.

Name of Beneficial Owner	Shares(1)	Percentage of Class
5% Stockholders:
Tyson Foods, Inc. 2200 Don Tyson Parkway Springdale, Arkansas 72762-6999	800,000	8.0%
Named Executive Officers and Directors:
Edward G. Roth	155,460	1.6%
Karen L. Power	57,695	*
Alvin R. Albe, Jr.	64,730	*
Frank M. Bumstead(2)	68,775	*
P. Anthony Jacobs(3)	98,320	1.0%
Robert B. Rosene, Jr.(4)	111,759	1.1%
James R. Seward	70,884	*
Executive Officers and Directors as a Group (7 persons)(2)(3)(4)	627,623	6.3%

*	Represents ownership of less than 1%.
(1)	Includes shares of Syntroleum common stock subject to options or warrants as follows: Edward G. Roth –15,000 shares; Karen L. Power – 36,500 shares; Alvin R. Albe, Jr. – 224 shares; Frank M. Bumstead – 224 shares; P. Anthony Jacobs – 224 shares; Robert B. Rosene, Jr. – 224 shares; and James R. Seward – 224 shares. Also includes shares of common stock held in 401(k) plan accounts as follows: Edward G. Roth – 8,536 shares and Karen L. Power – 5,205 shares.
(2)	Includes 1,385 shares of Syntroleum common stock held by Mr. Bumstead’s spouse.
(3)	Includes 14,000 shares of Syntroleum common stock held by Mr. Jacobs’ spouse and 72,262 shares of Syntroleum common stock held by the P. Anthony Jacobs Trust.
(4)	Includes 680 shares of Syntroleum common stock held by trusts the beneficiaries of which are Mr. Rosene’s children.

EQUITY COMPENSATION PLANS

The following table provides information concerning securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	572,640	$19.08	532,610
Equity Compensation Plans Not Approved by Security Holders (2)(3)	425,000	$28.70	750,000
Total	997,640	$23.18	1,307,610

(1)	Includes the 1993 Stock Option and Incentive Plan, the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, as amended.
(2)	Includes up to 425,000 shares to be issued upon exercise of warrants issued to Tyson. The vesting of the warrants occurred on June 27, 2012 but remain unexercised as of December 31, 2013. The warrants have an exercise price of $28.70 per share. An additional 400,000 shares remain available to issue to Tyson upon Tyson remaining an equity partner and commercial operations of plants in the future.
(3)	We have registered on Form S-8 150,000 shares of common stock issuable as matching pursuant to the terms of the Syntroleum 401 (k) Plan. As of December 31, 2013, we have issued 112,738 shares under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

We describe below transactions and series of similar transactions, during our last fiscal year, to which we were a participant or will be a participant, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers, holders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Dynamic Fuels

Tyson Foods, Inc. (“Tyson”), a holder of more than 5% of our outstanding common stock, owns a fifty percent membership interest in Dynamic Fuels and we own the remaining fifty percent membership interest in Dynamic Fuels. Since January 1, 2013, the Company and Tyson have each made capital contributions of $3.45 million to Dynamic Fuels and have each made working capital loans to Dynamic Fuels in the principal amount of $7.54 million. Since the formation of Dynamic Fuels in July 2007, the Company and Tyson have made aggregate capital contributions of $53.56 million and $56.74 million, respectively, to Dynamic and have made $23.1 million in working capital loans to Dynamic. As of March 5, 2014, $12.6 million was outstanding on the working capital loans due to us.

Policies and Procedures for Related Person Transactions

We have a written Code of Ethics and Conduct pursuant to which we evaluate all transactions required to be reported under Item 404 of Regulation S-K. The Code of Ethics and Conduct is accessible on our website, http://www.syntroleum.com. This policy is administered by our Audit Committee and covers any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant and a related person had or will have a direct or indirect interest. Regulation S-K requires that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act of 1933, as amended (the “Securities Act”), Exchange Act, and related rules. Nevertheless, our board of directors has determined that our Audit Committee should review all related person transactions, regardless of amount. Our policy provides for the transaction to be brought to the attention of the Chief Executive Officer, Principal Financial Officer or Audit Committee for review and approval. Management will present to our Audit Committee each proposed related person transaction, including all relevant facts and circumstances relating thereto, and will update the Audit Committee as to any material changes to any related person transaction. Our Audit Committee will (i) review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and (ii) take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. If initial approval is obtained, our entire board of directors will review the matter. Certain types of transactions have been exempted from this policy. These exempted transactions include: (i) certain compensation arrangements; (ii) transactions in the ordinary course of business where the related party’s interest arises only (a) from his or her position as a director of another entity that is party to the transaction, (b) from an equity interest of less than 5% in another entity that is party to the transaction, or (c) from a limited partnership interest of less than 5%, subject to certain limitations; and (iii) transactions in the ordinary course of business where the interest of the related party arises solely from the ownership of a class of equity securities in our company where all holders of such class of equity securities will receive the same benefit on a pro rata basis. No director may participate in the approval of a related person transaction for which he or she is a related party.

DIRECTOR INDEPENDENCE AND OTHER MATTERS

Our board of directors has determined that each of the following directors is an “independent director” as such term is defined in Rule 5605(a) (2) of the Nasdaq Stock Market Listing Rules: Alvin R. Albe, Jr., Frank M. Bumstead, P. Anthony Jacobs, Robert B. Rosene, Jr. and James R. Seward.

These five directors are each referred to individually as an “independent director” and collectively as the “independent directors.”

The board of directors has also determined that each member of the two committees of the board meets the independence requirements applicable to those committees prescribed by Nasdaq Stock Market, the Securities and Exchange Commission, and the Internal Revenue Service.

Item 14. Principal Accountant Fees and Services

The following table provides a summary of fees for professional services rendered by HoganTaylor LLP for the fiscal years ended December 31, 2013 and 2012.

Audit fees pertain to the audit of our annual consolidated financial statements, the audit of effectiveness of internal controls over financial reporting, the reviews of our quarterly consolidated financial statements and services related to certain SEC registration statements. Audit-related fees pertain to assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements not otherwise included as audit fees. Tax fees pertain to tax compliance and preparation, tax advice and tax planning.

All services and fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2013	2012
Audit Fees	$197,083	$140,000
Audit-Related Fees(1)	28,783	24,000
All Other Fees(2)	—	6,025
Tax Fees	20,770	15,000
Total	$246,636	$205,000

(1)	Represents fees for professional services rendered for review of filings in 2013 and 2012.
(2)	Represents fees related to our shelf registration statement on Form S-3.

The Audit Committee has considered whether the provision of services rendered in 2012, other than the audit of our consolidated financial statements, the 2012 audit of effectiveness of internal controls over financial reporting, and the reviews of our quarterly consolidated financial statements, was compatible with maintaining the independence of HoganTaylor LLP and determined that the provision of such services was compatible with maintaining such independence.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee’s charter allows the Audit Committee to delegate to subcommittees consisting of one or more members the authority to grant pre-approvals of audit and permitted non-audit services between Audit Committee meetings, provided that the subcommittee reports any pre-approval decisions to the full Audit Committee at the committee’s next scheduled meeting. The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by our independent registered public accounting firm. The policy requires advance approval by the Audit Committee of all audit and non-audit work. Unless the specific service has been previously pre-approved with respect to our 12-month period following the advance approval, the Audit Committee must approve a service before the independent registered public accounting firm is engaged to perform the service. The Audit Committee has given advance approval for specified audit, audit-related and tax services for 2014. Requests for services that have received this pre-approval are subject to specified fee or budget restrictions as well as internal management controls.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Syntroleum Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The primary purpose of the Audit Committee is to oversee our financial reporting processes on behalf of our board of directors. The Audit Committee’s functions are more fully described in its charter, which is available on our website at http://www.syntroleum.com. Management has the primary responsibility for our financial statements and reporting processes, including our systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management Syntroleum’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2013.

The Audit Committee has discussed with HoganTaylor LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. In addition, the Audit Committee discussed with HoganTaylor LLP their independence, and received from HoganTaylor LLP the written disclosures and the letter required by Ethics and Independence Rules 3524, 3525, and 3526 of the PCAOB. Finally, the Audit Committee discussed with HoganTaylor LLP, with and without management present, the scope and results of HoganTaylor LLP’s audit of such financial statements.

Based on these reviews and discussions, the Audit Committee recommended to our board of directors that such audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Audit Committee Alvin R. Albe, Jr. (Chairman) Frank M. Bumstead P. Anthony Jacobs Robert B. Rosene, Jr. James R. Seward

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Consolidated Financial Statements for the Three Years Ended December 31, 2013:

(a)(2) Financial Statement Schedules

All schedules and other statements for which provision is made in the applicable regulations of the SEC have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) Index of Exhibits

Exhibit

No.	Description of Exhibit

*2.1	Purchase and Sale agreement between the Company and Sasol (USA) corporation dated March 1, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on March 7, 2013 (File No. 001-34490)).

*2.2	Asset Purchase Agreement among Renewable Energy Group, Inc., REG Synthetic Fuels, LLC, and the Company, dated as of December 17, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2013 (File No. 011-34490)).

*3.1	Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 12, 1999 (File No. 0-21911)).

*3.1.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013 (File No. 001-34490)).

*3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock of the Company dated October 24, 2004 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s Current Report on Form 8-K dated June 17, 1999 and filed with the Securities and Exchange Commission on October 28, 2004 (File No. 0-21911)).

*3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.1	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 7, 2006 (File No. 0-21911)).

*3.3.2	Amendment to the Bylaws of the Company adopted on April 22, 2008 (incorporated by reference to Exhibit 3.3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.1	Second Amended and Restated Rights Agreement dated as of October 28, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2004 (File No. 0-21911)).

*4.1.1	Amendment dated as of November 15, 2007, to Second Amended and Restated Rights Agreement (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*4.4	Warrant Agreement dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*4.5	Registration Rights Agreement dated as of June 22, 2007, between the Company and Tyson Foods, Inc. a Delaware Corporation (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*4.6	Warrant Agreement with Tyson Foods, Inc. dated as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission on August 4, 2008 (File No. 0-21911)).

*4.7	Warrants to Purchase 8,000,000 Shares of Common Stock Dated as of October 21, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Securities and Exchange Commission on October 31, 2008 (File No. 0-21911)).

*4.8	Common Stock Purchase Warrant Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.89 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*4.9	Common Stock Purchase Warrant Dated December 30, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2009 (File No. 001-34490)).

*4.10	Common Stock Purchase Warrant Dated April 20, 2010 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.90 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010 (File No. 001-34490)).

*4.11	Warrant to Purchase Common Stock Dated July 6, 2011. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011 (File No. 001-34490)).

*4.12	Warrant Agreement dated as of November 28, 2005 between the Company and Sovereign Oil and Gas Company II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

*4.13	Warrant Agreement dated as of July 26, 2006 between the Company and Sovereign Oil and Gas Company II. LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 (Registration No. 333-138487) filed with the Securities and Exchange Commission on November 7, 2006).

+*10.1	SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(c) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.1	Form of Option Agreement with certain executive officers under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(e) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.1.2	Form of Option Agreement with directors under the SLH Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10(f) to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 13, 1998 (File No. 0-21911)).

+*10.2	Stock Option Agreement dated October 1, 2002 between the Company and John B. Holmes, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.3	Form of Option Agreement under the Stock Option Plan for Outside Directors of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 16, 2005 (File No. 0-21911)).

*10.4	Master Preferred License Agreement dated March 7, 1997 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.5	Master Preferred License Agreement dated April 10, 1997 between the Company and Atlantic Richfield Company (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.6	Volume License Agreement dated August 1, 1997 between the Company and YPF International, Ltd. (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (Registration No. 333-50253) filed with the Securities and Exchange Commission on June 8, 1998).

*10.7	Consolidation and License Agreement dated as of January 16, 2007 between the Company and Marathon Oil Company (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

+*10.10	Form of Consent to Adjustment to Option Agreements called for by Section 2.1(c) of the Agreement and Plan of Merger dated as of March 30, 1998 by and between SLH and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (Registration No. 333-50253) filed with the Securities and Exchange Commission on April 16, 1998).

*10.11	License Agreement dated April 26, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000 (File No. 0-21911)).

*10.11.1	Amendment No. 1 to Volume License Agreement dated October 11, 2000 between the Company and Ivanhoe Energy Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 (File No. 0-21911)).

*10.11.2	Amendment No 3 to Volume License Agreement dated July 1, 2003 between the Company and Ivanhoe Energy, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (File No. 0-21911)).

*10.12	License Agreement dated August 2, 2000 between the Company and Syntroleum Australia Licensing Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

*10.13	License Agreement dated August 3, 2000 between Syntroleum Australia Licensing Corporation and the Commonwealth of Australia (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000 (File No. 0-21911)).

+*10.14	Employment Agreement dated September 17, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.15	Indemnification Agreement dated September 16, 2002 between the Company and Jeffrey M. Bigger (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002 (File No. 0-21911)).

+*10.16	Employment Agreement dated February 17, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.17	Indemnification Agreement dated as of March 13, 2003 between the Company and Ronald E. Stinebaugh (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003 (File No. 0-21911)).

+*10.18	Director Stock Option Agreement dated December 20, 2002 between the Company and James R. Seward (incorporated by reference to Annex D to the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2004 (File No. 0-21911)).

+*10.19	Employment Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

+*10.20	Indemnification Agreement dated as of July 6, 2004 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004 (File No. 0-21911)).

*10. 21	Common Stock P Common Stock Purchase Agreement dated November 20, 2006 by and between Syntroleum Corporation and Azimuth Opportunity Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 (File No. 0-21911)).

+*10.22	Syntroleum Corporation 2005 Stock Incentive Plan, effective as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2005 (File No. 0-21911)).

*10.22.1	Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 18, 2008 (File No. 0-21911)).

*10.22.2	Amendment to Syntroleum Corporation 2005 Incentive Plan (incorporated by reference to Exhibit B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 13, 2009 (File No. 0-21911)).

+*10.23	Form of Performance Vested Non-Qualified Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005 (File No. 0-21911)).

+*10.24	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 8, 2005 (Registration No. 333-126427)).

+*10.25	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 6, 2005 (Registration No. 333-126427)).

+*10.26	Form of Service Vested Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006 (File No. 0-21911)).

*10.27	Dynamic Fuels Limited Liability Company Agreement dated June 22, 2007 (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911)).

*10.28	Syntroleum Corporation Bio-Synfining Master License Agreement with Dynamic Fuels dated June 22, 2007. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911)).

*10.29	Syntroleum Corporation Participation Agreement with Tyson Foods, Inc. dated June 22, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed with the Securities and Exchange Commission on August 9, 2007 (File No. 0-21911)).

*10.30	Resignation and Compromise Agreement dated as of August 6, 2007 between the Company and Mr. Ziad Ghandour and TI Capital Management (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911)).

*10.31	Restricted Stock Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911)).

*10.32	Employment Agreement dated June 13, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911)).

*10.33	Restricted Stock Agreement dated July 12, 2007 between the Company and Ms. Karen L. Power (incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed with the Securities and Exchange Commission on November 8, 2007 (File No. 0-21911)).

*10.34	Syntroleum Corporation Stock Purchase and Sale of Common Stock with Fletcher International Ltd. Dated November 18, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2007 (File No. 0-21911)).

*10.35	Employment Agreement dated April 24, 2007 between the Company and Mr. Edward G. Roth (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed with the Securities and Exchange Commission on May 10, 2007 (File No. 0-21911)).

*10.36	Restricted Stock Agreement dated November 16, 2007 between the Company and Ken Agee. (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 17, 2008 (File No. 0-21911)).

*10.37	Stock Option Agreement Dated November 21, 2008 between the Company and Karen Power (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911)).

*10.38	Restricted Stock Agreement Dated November 21, 2008 between the Company and Edward G. Roth (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009. (File No. 0-21911)).

*10.39	Settlement Agreement and Release of Claims Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.40	Securities Purchase Agreement Dated October 14, 2009 between the Company and Fletcher International, Ltd. (incorporated by reference to Exhibit 10.88 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-34490)).

*10.41	Technology Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.85 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009 (File No. 0-21911)).***

*10.42	CDF Equipment and Material Transfer Agreement dated December 15, 2008 but effective as of February 20, 2009, between the Company and Sinopec Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2009 (File No. 0-21911)).***

*10.43	Common Stock Purchase Agreement dated July 14, 2010, between the Company and Energy Opportunity, Ltd. (incorporated by reference to Exhibit 10.87 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 0-34490)).

*10.44	Underwriting Agreement dated June 30, 2011, between the Company and JMP Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011(File No. 001-34490)).

*10.45	Settlement Agreement and Mutual Release dated as of June 27, 2012, among Syntroleum Corporation, Tyson Foods, Inc. and Dynamic Fuels, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2012 (File No. 001-34490)).

*10.46	Personnel Services Agreement for the Tulsa Pilot Plant Facility, dated as of March 1, 2013, between Syntroleum Corporation and Sasol (USA) Corporation (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2013 (File No. 001-34490)).***

*99.1	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 2, 2009 (File No. 0-21911)).

*99.2	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2009 (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 001-34490)).

*99.3	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2010. (incorporated by reference to exhibit 99.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with the Securities and Exchange Commission on July 18, 2011 (File No. 001-34490)).

*99.4	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2011. (incorporated by reference to exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 6, 2012 (File No. 001-34490)).

**99.5	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2013.

**21	Subsidiaries of Syntroleum

**23	Consent of HoganTaylor LLP

**31.1	Section 302 Certification of Chief Executive Officer

**31.2	Section 302 Certification of Chief Financial Officer

**32.1	Section 906 Certification of Chief Executive Officer

**32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference as indicated.
**	Filed herewith
+	Compensatory plan or arrangement.
***	CERTAIN PORTION OF THIS EXHIBIT AND THE ANNEXES THERE TO WHICH ARE INDICATED BY “XXX” HAVE BEEN OMITTED BASED UPON A REQUEST FOR CONFIDENTIAL TREATMENT WHICH HAS BEEN GRANTED BY THE SECURITIES AND EXCHANGE COMMISSION. SUCH OMITTED PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITEIS AND EXCHANGE ACT OF 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTROLEUM CORPORATION

Dated: March 13, 2014	By:	/s/ Edward G. Roth
Edward G. Roth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Edward G. Roth Edward G. Roth	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014

/s/ Karen L. Power Karen L. Power	Senior Vice President and Principal Financial Officer (Principal Financial Officer)	March 13, 2014

/s/ Robert B. Rosene, Jr. Robert B. Rosene, Jr.	Chairman of the Board	March 13, 2014

/s/ Alvin R. Albe, Jr. Alvin R. Albe, Jr.	Director	March13, 2014

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 13, 2014

/s/ P. Anthony Jacobs P. Anthony Jacobs	Director	March 13, 2014

/s/ James R. Seward James R. Seward	Director	March 13, 2014

Index to Exhibits

99.5	Dynamic Fuels, LLC Audited Financial Statements, year ended September 30, 2013

21	Subsidiaries of Syntroleum

23	Consent of HoganTaylor LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Syntroleum Corporation

We have audited the accompanying consolidated balance sheets of Syntroleum Corporation (a Delaware corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syntroleum Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, negative cash flows from operations and an accumulated deficit of $362.7 million. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Syntroleum Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of Syntroleum Corporation’s internal control over financial reporting.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 13, 2014

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,400	$15,909
Restricted cash	—	725
Accounts receivable	109	134
Taxes receivable	988	—
Accounts receivable from Dynamic Fuels, LLC	—	252
Other current assets	280	237

Total current assets	12,777	17,257
PROPERTY AND EQUIPMENT – at cost, net	77	58
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	37,848	38,407
OTHER ASSETS, net	1,113	1,023

	$51,815	$56,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$783	$312
Accrued employee costs	23	71
Deposits	—	725

Total current liabilities	806	1,108
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	603
DEFERRED REVENUE	13,365	15,612
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 9,943 and 9,829 shares issued and outstanding at December 31, 2013 and 2012, respectively	99	98
Additional paid-in capital	400,262	399,788
Accumulated deficit	(362,717)	(360,464)

Total stockholders’ equity	37,644	39,422

	$51,815	$56,745

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
REVENUES:
Technology	$100	$9,600	$600
Technical services	1,388	1,909	1,719
Technical services from Dynamic Fuels, LLC	469	5,228	974
Royalties from Dynamic Fuels, LLC plant production	—	789	921

Total revenues	1,957	17,526	4,214

COSTS AND EXPENSES:
Engineering	2,280	2,571	2,236
Depreciation and amortization	180	186	200
General, administrative and other (including non-cash equity compensation of $475, $508 and $562 for the years ended December 31, 2013, 2012 and 2011, respectively.)	8,835	5,552	4,827

OPERATING INCOME (LOSS)	(9,338)	9,217	(3,049)
INTEREST INCOME	8	22	16
OTHER INCOME	8	6	8
EQUITY IN LOSS OF DYNAMIC FUELS, LLC	(1,569)	(10,012)	(13,880)
FOREIGN CURRENCY EXCHANGE	2,247	(296)	(17)

LOSS FROM CONTINUING OPERATIONS	(8,644)	(1,063)	(16,922)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,391	(38)	(27)

NET LOSS	$(2,253)	$(1,101)	$(16,949)

BASIC AND DILUTED NET INCOME(LOSS) PER SHARE:
Net loss from continuing operations	$(0.87)	$(0.11)	$(1.89)
Income from discontinued operations	0.64	—	—

Net loss	$(0.23)	$(0.11)	$(1.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,932	9,835	8,977

Diluted	9,932	9,835	8,977

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2011	8,168	$82	$375,132	$(342,414)	$32,800
Stock options exercised	5	—	34	—	34
Issuance of shares public offering	1,590	16	23,522	—	23,538
Vesting of awards granted	2	—	74	—	74
Match to 401(k)	30	—	488	—	488
Net loss	—	—	—	(16,949)	(16,949)

Balance, December 31, 2011	9,795	$98	$399,250	$(359,363)	$39,985
Stock options exercised	10	—	63	—	63
Vesting of awards granted	1	—	194	—	194
Restricted stock purchased and retired	(29)	(1)	(198)	—	(199)
Stock-based bonuses &Match to 401(k)	52	1	479	—	480
Net loss	—	—	—	(1,101)	(1,101)

Balance, December 31, 2012	9,829	$98	$399,788	$(360,464)	$39,422
Vesting of awards granted	88	1	349	—	350
Match to 401(k) Plan & repurchased shares	26	—	125	—	125
Net loss	—	—	—	(2,253)	(2,253)

Balance, December 31, 2013	9,943	$99	$400,262	$(362,717)	$37,644

The accompanying notes are an integral part of these consolidated statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,253)	$(1,101)	$(16,949)
Income (loss) from discontinued operations	6,391	(38)	(27)

Loss from continuing operations	(8,644)	(1,063)	(16,922)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Depreciation and amortization	180	186	200
Foreign currency exchange	(2,247)	296	17
Non-cash compensation expense	475	508	562
Non-cash loss in equity method investee	1,569	10,012	13,880
Non-cash technical services revenue from Dynamic Fuels, LLC	—	(3,714)	—
Changes in assets and liabilities:
Accounts receivable	25	(9)	431
Accounts receivable from Dynamic Fuels, LLC	252	(524)	(1,895)
Other assets	(278)	(18)	(27)
Accounts payable	471	92	(870)
Accrued liabilites and other	(48)	(217)	169
Deferred revenue	—	(9,050)	49

Net cash used in continuing operations	(8,245)	(3,501)	(4,406)
Net cash used in discontinued operations	(10)	(38)	(27)

Net cash used in operating activities	(8,255)	(3,539)	(4,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	(17)	(51)
Investment in and loans to Dynamic Fuels, LLC	(10,985)	(3,000)	(9,000)
Taxes receivable reduction in Dynamic Fuels, LLC working capital loans	8,987	—	—

Net cash used in continuing operations	(2,052)	(3,017)	(9,051)
Net cash provided by discontinued operations	5,798	—	—

Net cash provided by (used in) investing activities	3,746	(3,017)	(9,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, warrants and option exercises	—	63	23,572
Purchase and retirement of restricted stock	—	(199)	—

Net cash provided by (used in) financing activities	—	(136)	23,572

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(4,509)	(6,692)	10,088
CASH AND CASH EQUIVALENTS, beginning of period	15,909	22,601	12,513

CASH AND CASH EQUIVALENTS, end of period	$11,400	$15,909	$22,601

NON-CASH INVESTING ACTIVITIES:
Common stock warrants	$—	$166	$—

Taxes receivable reduction in Dynamic Fuels LLC working capital loan	$988	$2,896	$—

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Nature of Operations

The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, or “we”) is the commercialization of our technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, propane and other renewable chemical products.

Our Bio-Synfining® Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC (“Dynamic Fuels”) joint venture with Tyson Foods, Inc. (“Tyson”). The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

In the past we have sustained recurring losses and negative cash flows from operations. As of December 31, 2013, we had approximately $11.4 million of cash and cash equivalents available to fund operations and investing activities and have limited income from operations. Additionally, the Dynamic Fuels plant (the “Geismar Facility”) was placed in stand-by mode in December 2012, and remains in stand-by mode as the Company and Tyson have not agreed upon the conditions necessary for start-up. See Going Concern discussion in Note 2.

Asset Purchase Agreement with Renewable Energy Group

On December 17, 2013, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renewable Energy Group, Inc. (“REG”) and REG Synthetic Fuels, LLC, (“REG Synthetic”), a wholly-owned subsidiary of REG, pursuant to which we have agreed to sell substantially all of our assets to REG Synthetic, including all of our intellectual property and our 50% equity interest Dynamic Fuels (the “Asset Sale”). As consideration for the Asset Sale, REG will assume substantially all of our material liabilities and we will receive 3,796,000 shares of REG common stock, subject to downward adjustment (based on the value of REG common stock at closing, as calculated under the Asset Purchase Agreement) to the extent that our cash on hand at closing is less than $3.2 million; provided, that, if the per share value of REG’s common stock at closing (as calculated under the Asset Purchase Agreement) is equal to or greater than $12.91, then the number of shares of REG common stock will be equal to (A) $49,000,000, divided by (B) the REG common stock value at closing (as calculated under the Asset Purchase Agreement). The closing of the transactions contemplated by Asset Purchase Agreement is conditioned upon the approval of our stockholders and other specified closing conditions. REG has filed a Registration Statement on Form S-4 in connection with the transactions contemplated by the Asset Purchase Agreement, which includes our proxy statement for a special meeting of stockholders to be held in order to approve the transactions. If our stockholders approve the transaction and the other closing conditions are satisfied or waived, it is expected that the Asset Sale will close in the second quarter of 2014.

Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to liquidate and dissolve in compliance with the applicable provisions of the Delaware General Corporation Law.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements for all prior periods have been retroactively adjusted to reflect the April 11, 2013 10-for-1 reverse stock split of the Company’s common stock, which allowed the Company to regain compliance with Nasdaq’s minimum price rule as of April 26, 2013. As a result of the reverse split, each ten (10) outstanding shares of pre-split common stock were automatically combined into one (1) share of post-split common stock. Fractional shares received cash and proportional adjustments were made to the Company’s outstanding stock options and other equity awards and to the Company’s equity compensation plans to reflect the reverse stock split. The consolidated financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.

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

Restricted Cash

Restricted cash consisted of cash held in an escrow account for the prepayment of operations and invoices for a contractual project. The account was also recorded as a liability in current deposits on the consolidated balance sheet at December 31, 2012.

Accounts Receivable

The majority of our accounts receivable is due from technical service agreements. These accounts are typically due within 30 days and are stated as amounts due from customers. Accounts outstanding longer than the contractual payment terms are considered past due. We write off accounts receivable when they become uncollectible. Management determines accounts to be uncollectible when we have used all reasonable means of collection and settlement. Management believes that all amounts included in accounts receivable at December 31, 2013 and 2012 will be collected and therefore no allowance for uncollectible accounts has been recorded.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Maintenance, repairs and replacement of minor items are expensed as incurred and major additions, expansions and betterments to physical properties are capitalized. When assets are sold or retired, the cost and accumulated depreciation related to those assets are removed from the accounts and any gain or loss is recognized. Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of three to seven years. Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2013	2012
Furniture and office equipment	$495	$441
Leasehold improvements	5	5

	500	446
Less - accumulated depreciation	(423)	(388)

	$77	$58

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

Asset Retirement Obligations

We follow FASB ASC Topic 410, Asset Retirement and Environmental Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The standard requires that we record the discounted fair value of the retirement obligation as a liability at the time the plants are constructed. The asset retirement obligations consisted primarily of costs associated with the future plant dismantlement of our pilot plant. As the pilot plant was directly related to research and development activities and had been expensed accordingly, no corresponding amount was capitalized as part of the related property’s carrying amount. The liability accretes over time with a charge to accretion expense. Based on a change in expected life of the pilot plant, no accretion expense was incurred in 2013 or 2012. See Footnote 3 for additional information.

Other Assets

Other assets include costs associated with patents and are amortized using the straight-line method over their estimated period of benefit, ranging from fifteen to seventeen years. All costs are capitalized, and amortization begins upon initial costs incurred. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $145,000, $141,000 and $137,000, respectively. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Future amortization expense for patents as of December 31, 2013 is estimated to be $145,000 per year through 2020. Patent costs consist of the following (in thousands):

	December 31,	December 31,
	2013	2012
Patents	$2,416	$2,226
Less - accumulated amortization	(1,303)	(1,203)

	$1,113	$1,023

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

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Basic weighted-average shares	9,932	9,835	8,977
Effect of dilutive securities:
Stock options	—	—	—

Dilutive weighted-average shares	9,932	9,835	8,977

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

	Year ended December 31,
	2013	2012	2011
Options and warrants (in thousands)	2,360	1,974	2,597
Weighted-average exercise price of options and warrants	$25.69	$30.00	$24.90
Average market price of common shares	$4.90	$7.90	$14.60

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

We contribute a matching contribution equal to 50 percent of employees’ contributions quarterly in the form of shares of our common stock. No employee purchase of our stock is permitted. We recorded expense of $125,000, $129,000 and $137,000 from issuing 27,498, 19,942 and 12,120 shares of Syntroleum Stock for the years ended December 31, 2013, 2012 and 2011, respectively, of which 10,197 shares were issued in January 2014.

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As a result of the factors described in Note 1, and in connection with our accumulated deficit of $362.7 million, and our expectation of future cash requirements exceeding our capital availability there is substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on a liquidation basis, the carrying value of our assets and liabilities would be adjusted to the net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that there are no recently issued accounting standards applicable to us.

3. DISCONTINUED OPERATIONS

Research and Development

We have completed the necessary testing and demonstration associated with our previously owned pilot plants as well as completion of catalyst formulation and deactivation studies. All revenues and costs associated with these activities such as; facilities, dismantlement of facilities, overhead associated with the facilities, personnel, equipment and outside testing and analytical work have been reported in “Income (Loss) from Discontinued Operations” in the Consolidated Statement of Operations. The total income or (loss) of research and development activities totaled $6,391,000, ($38,000) and ($27,000) for the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, we sold our pilot plant for $5,798,000. The Company had no carrying value for the pilot plant since all costs incurred had been expensed as research and development expenses. As such, the total amount of the proceeds was recognized as a gain. In connection with this sale, the buyer assumed all dismantlement and retirement costs, as such, the previously recognized asset retirement obligation of $603,000, reported in “Noncurrent Liabilities of Discontinued Operations” in the Consolidated Balance Sheet, was also recognized as a gain in connection with the sale of the pilot plant.

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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. This entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of December 31, 2013, Syntroleum’s total estimate of maximum exposure to loss as a result of its relationships with this entity was approximately $37.85 million, which represents our equity investment in and loans to this entity, net of recognized losses and other equity accounting adjustments. The carrying value of our investment in Dynamic Fuels exceeds the amount of underlying equity in net assets and loans to Dynamic Fuels by approximately $7.6 million, related to warrants issued to Tyson. The warrants are being amortized over the remaining life of the Dynamic Fuels bonds which expire in 2033.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. We contributed an additional $39.25 million and Tyson contributed an additional $41.25 million in cash capital contributions by December 31, 2012. Each member made $14.0 million in working capital loans to the entity by December 31, 2012.

During the year ended December 31, 2013, each partner made additional equity contributions of $3.45 million resulting in total cash and non-cash equity contributions by Syntroleum of $53.56 million and $56.74 million by Tyson. Also during the twelve month period, each partner made additional working capital loans of $7.54 million. Syntroleum will likely be required to fund future working capital of Dynamic Fuels.

In prior years, Dynamic Fuels was engaged in the development and construction of the Geismar Facility. Dynamic Fuels began commercial operations in November of 2010. The Geismar Facility sold 66.8 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to September 30, 2013. Nameplate capacity for the plant is 75 million gallons per year.

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

Upgrades to the feedstock pre-treatment area were installed during 2012. After completion of the maintenance turnaround on December 10, 2012, the plant was placed in stand-by mode primarily because of economic conditions, including without limitation, falling RIN prices, uncertainty regarding the extension and retroactive application of federal tax credits, and the high price of feedstocks. The economic outlook improved when, on January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which reinstated tax credits of $1.00 per gallon for the production of renewable diesel and $.50 per gallon for the production of qualified alternative fuels. The Act applies to 2013 production, but also retroactively reinstated the credits for 2012. Dynamic Fuels or its owners will receive approximately $23 million for 2012 production of diesel plus $.50 per gallon for a portion of the renewable naphtha produced during 2012.

In conjunction with specific provisions of the retroactive reinstatement of the tax credits, each partner will receive $10 million of their total portion of the 2012 tax credits as a refund directly from the IRS. Through December 31, 2013 we have collected approximately $9 million of such credits with the remaining balance included in taxes receivable on the consolidated balance sheets. The refunds were recorded by Dynamic Fuels as repayment of working capital loans. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $11.6 million. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow.

On February 25, 2013 the Dynamic Fuels management committee approved a resolution to replace the HI catalyst at a total cost of $7.3 million. Installation of the new catalyst was completed by June 28, 2013. The plant has remained in standby mode pending agreement by Syntroleum and Tyson as to the appropriate conditions under which to resume production. While the plant is ready for commercial operation, the Dynamic Fuels management committee has not determined a re-start date. As of the date these consolidated financial statements were issued, the plant continues to be in stand-by mode.

Accounting standards for equity method investments require us to consider all factors that may indicate that the value of our investment in Dynamic Fuels is less than the amount resulting from the application of the equity method reported in our consolidated balance sheet. If such a value deficiency has occurred and is other than temporary, it must be recognized currently. Our management has considered Dynamic Fuel’s financial condition, current status and outlook and has concluded that should a current valuation deficiency exist, it does not meet the “other than temporary” criteria of the accounting standards. When the Company and Tyson reach an agreement to resume production, for which there is no assurance, should the plant upgrades and improvements fail to improve operational performance or industry economics make the plant uneconomic to operate, should the Asset Purchase Agreement not be approved, or should we be required to seek protection under the U.S. Bankruptcy Code or similar relief, we may be required to assess the recoverability of our investment in and loans to Dynamic Fuels.

During the years ended September 30, 2013, 2012 and 2011, we recognized revenue associated with our technical services agreement between us and Dynamic Fuels in the amount of $469,000, $6,017,000 and $1,895,000, respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” and “Royalties from Dynamic Fuels, LLC Plant Production” in the Consolidated Statement of Operations. During 2012, $3.7 million in technical service revenue from Dynamic Fuels was recognized for services that had been provided prior to 2012.

Dynamic Fuels, LLC 2013 and 2012 Audited Financials (in thousands):

Balance Sheet	September 30, 2013	September 30, 2012
Cash and Current Assets	$9,727	$9,337
Inventory	3,297	17,509
Property, Plant and Equipment and Other Assets	150,843	150,258

Total Assets	$163,867	$177,104

Accounts Payable	$2,254	$10,241
Notes and Accounts Payable to Related Parties	21,057	29,976
Long-Term Liabilities	100,060	100,051

Total Liabilities	123,371	140,268

Total Members’ Equity	40,496	36,836
Total Liabilities and Members’ Equity	$163,867	$177,104

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	For the Year Ended September 30, 2011
Revenue	$46,340	$166,986	$127,069
Cost of Goods Sold and Operating Expenses	47,454	179,550	151,341
General and Administrative Expenses	956	1,595	2,516

Loss from Operations	(2,070)	(14,159)	(26,788)

Other Income (Expense)	(1,170)	(2,086)	(2,548)
Net Loss	$(3,240)	$(16,245)	$(29,336)

5. DEFERRED REVENUE

License fees received for which the criteria for revenue recognition have not been met totaled $13,365,000 and $15,612,000 at December 31, 2013 and 2012, respectively. We entered into these license agreements granting parties the right to use certain of our patent rights and technical information to design, construct, operate, and maintain licensed facilities. In accordance with ASC 605, Revenue Recognition, we recorded a portion of the license fees paid to us pursuant to license agreements as deferred income because the earning process was not complete with respect to the license fees so deferred. The portion of the license recorded as deferred income were subject to offset and/or indemnity obligations in the event that the licenses completed construction of facilities prior to the expiration of the license agreements.

In August 2000, we signed a non-exclusive license agreement with the Commonwealth of Australia, granting the Commonwealth the right to utilize the Syntroleum® Process. As of December 31, 2013 and 2012, we had a remaining license agreement with the Commonwealth of Australia that includes credits against future license fees earned in Australia in the amount of AUD $15,000,000. This license has been recorded as deferred revenue of US $13,310,000 and US $15,557,000 as of December 31, 2013 and 2012, respectively. This license expires in 2019. The license agreement is denominated in Australian dollars and is subject to changes in foreign currency. During the years ended December 31, 2013, 2012, and 2011, the foreign currency effect on our deferred revenues was a change of $2,247,000, $(296,000) and $(17,000), respectively, as a result of changes in the exchange rate between the United States and Australian dollars.

6. STOCK AND WARRANT SALE AND COMMON STOCK PURCHASE AGREEMENTS

Common Stock Offering. On July 6, 2011, the Company closed the issuance and sale of 1,590,000 shares of its common stock and accompanying warrants to purchase a total of 795,000 shares of common stock. A combination of one share of common stock and a five year warrant to purchase five shares of common stock was sold in the offering for a combined public offering price of $15.80 per share, less underwriting discounts and commissions payable by the Company. The black-scholes valuation of the warrants granted was $11,614,000. The underwriter, JMP Securities LLC, purchased the common stock and warrants at a discounted price of $14.90 per combination, representing a 5.7% discount to the public offering price. Cash proceeds received by the Company, after the payment of underwriter commission and expenses and offering expenses, were approximately $23,538,000.

7. STOCKHOLDERS’ EQUITY

Tyson. As an incentive to Tyson for entering into the Dynamic Fuels joint venture, Tyson received warrants to buy the Company’s common stock. The warrants are allocated in three tranches. The first tranche of 425,000 shares was awarded upon signing of the LLC Agreement, Feedstock and Master License Agreements in June 2007. The Warrant Agreement provides that the second tranche of 250,000 shares will be issued upon sanctioning of the second plant and the third tranche of 150,000 shares will be issued upon sanctioning of the third plant, provided that Tyson has at least a 10% interest in Dynamic Fuels. The exercise price of the first tranche of 425,000 warrants is $28.70 per share, which was the ten-day average closing price prior to the signing of the above referenced agreements on June 22, 2007. The exercise price of the second and third tranches of warrants will be the ten-day average closing price prior to the sanctioning of plants 2 or 3. Vesting requires that if on the anniversary of the first plant commercial operations date, Tyson remains at least a 10% equity owner in Dynamic Fuels (in the case of the first tranche) and in the applicable plant (in the case of the second and third tranches), and that each plant has commenced commercial operation. Commercial operation is defined as the date on which the Plant achieves operations for commercial purposes after the completion of commissioning and satisfaction of performance tests. For purposes of the Warrant Agreement dated June 22, 2007, the First Plant Commercial Operations Date as defined in the Warrant Agreement was deemed to be June 27, 2012. The warrants will expire if not exercised by June 27, 2014. If 25% or more of the project cost for the third plant is debt financed, then the third warrant tranche will not vest. In the event that Tyson owns a 90% or greater interest in Dynamic Fuels the number of shares subject to the second and third warrant tranche doubles subject to a limitation that Tyson will not receive pursuant to all tranches warrants for stock equal to or more than 20% of the outstanding shares of Syntroleum common stock. In the event Tyson defaults by not paying its capital contributions to the plant, Tyson loses the warrants for such plant. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. Warrants granted to non-employees that are tied to performance criteria are expensed at the time the performance goals are met.

On June 30, 2008, the Company and Tyson entered into a Warrant Agreement providing for the issuance of warrants to Tyson to purchase shares of the Company’s common stock in exchange for credit support relating to the obligations of Dynamic Fuels. Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008 the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Tyson agreed under the terms of the Warrant Agreement to provide credit support for the entire $100 million Bond issue for which we issued Tyson warrants to purchase 800,000 shares of our common stock for $0.10 per share. The warrants were exercised on April 16, 2009. These warrants are accounted for in accordance with FASB ASC Topic 505 Equity-Based Payments to Non-Employees. The measurement date is the date of issuance, October 21, 2008. We valued the warrants at $8.6 million and have recorded them as an additional cost of our Investment in and Loans to Dynamic Fuels on our Consolidated Balance Sheets. This additional cost in our investment results in a difference between our cost and our share of the underlying equity of Dynamic Fuels. We amortize the basis difference to Earnings or Loss from Dynamic Investment in our Consolidated Statement of Operations over the life of the Bonds, 25 years.

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

As of December 31, 2013, 560,997 shares of common stock were available for grant under our current plan. We are authorized to issue up to 1,133,637, plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2012	640,454	$18.70
Granted at market price	—	—
Exercised	—	—
Expired, forfeited, cancelled or repurchased	(67,814)	15.58

OUTSTANDING AT DECEMBER 31, 2013	572,640	$19.08

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$ 6.60 – $6.60	429,423	$6.60	4.61	429,423	$6.60
$ 14.10 – $14.10	5,000	14.10	7.58	5,000	14.10
$ 28.90 – $28.90	50,625	28.90	2.94	50,625	28.90
$ 31.90 – $68.80	62,523	66.66	0.90	62,523	66.66
$ 80.30 – $96.70	22,569	94.29	1.88	22,569	94.29
$ 105.10 – $105.10	2,500	105.10	1.59	2,500	105.10

	572,640	$19.08		572,640	$19.08

A total of 572,640 stock options with a weighted average exercise price of $19.08 were outstanding and fully vested at December 31, 2013. A total of 640,454 and 361,570 stock options with a weighted average exercise price of $18.70 and $6.70 were outstanding at December 31, 2012 and 2011, respectively, which had not vested.

There were no stock options granted for the years ended December 31, 2013 and 2012. During 2011, 5,000 shares were granted.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the years ended December 31, 2013, 2012 and 2011 was $475,000, $508,000 and $562,000, respectively.

The total intrinsic value of options exercised (i.e. the difference between the market price on the exercise date and the price paid by the employee to exercise the options) during the years ended December 31, 2013, 2012 and 2011 was $0, $36,000 and $76,000, respectively. The total amount of cash received in 2013, 2012 and 2011 by the Company from the exercise of these options was $0, $63,000, and $35,000 respectively. As of December 31, 2013 there was no aggregate intrinsic value of stock options that were fully vested. The remaining weighted average contractual term for options exercisable is approximately 4.2 years. As of December 31, 2013, all stock options have vested and all related compensation costs has been recognized.

Restricted Stock

We also grant common stock and restricted common stock units to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. The weighted average grant date fair value of common stock and restricted stock units granted during the years ended December 31, 2013, 2012, and 2011 was $4.00 per share (total grant date fair value of $350,000) $9.60 per share (total grant date fair value of $350,000), and $21.80 per share (total grant date fair value of $429,000), respectively. As of December 31, 2013, all restricted stock units had vested. The total fair value of restricted stock units vested during December 31, 2013, 2012 and 2011 was $350,000, $378,000 and $499,000, respectively. The following summary reflects restricted stock unit activity and related information.

	Shares / Units	Weighted-Average Grant Date Fair Value
NONVESTED AT DECEMBER 31, 2012	—	$—
Granted	87,500	4.00
Vested or Exercised	(87,500)	4.00
Expired or forfeited	—	—

NONVESTED AT DECEMBER 31, 2013	—	$—

9. INCOME TAXES

We had federal income tax net operating loss (“NOL”) carry-forwards of approximately $380 million at December 31, 2013. Our NOLs generally begin to expire in 2018.

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

We have not recorded an income tax provision for the years ended December 31, 2013, 2012 or 2011. This differs from the amount of income tax benefit that would result from applying the 35 percent statutory federal income tax rate to the pretax loss due to the increase in the valuation allowance in each period. The valuation allowance increased by approximately $5,587,000, $404,000, and $6,529,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred taxes arise primarily from NOL carry-forwards and the recognition of revenues and expenses in different periods for financial and tax purposes.

Deferred taxes consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
NOL carry-forwards	$144,526	$137,870
Research and development credit	8,085	8,085
Deferred revenue	3,808	3,808
Stock-based compensation	2,831	2,831
Other	1,276	2,375

	160,526	154,969

Deferred tax liabilities:
Investments	(4,889)	(4,953)
Other	(423)	(389)

Net deferred tax asset before valuation allowance	155,214	149,627
Valuation allowance	(155,214)	(149,627)

Net deferred tax assets	$—	$—

Open tax years are December 31, 2011 forward for both federal and state jurisdictions, except for years in which net operating losses originated and are subsequently utilized.

10. COMMITMENTS AND CONTINGENCIES

We have entered into a non-cancelable operating lease for office space that expires in 2014. Rental expense was $94,000 in 2013, $99,000 in 2012, and $181,000 in 2011. Total future minimum lease payments under this agreement as of December 31, 2013 are approximately $23,000.

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2,121,000 at December 31, 2013. Expense is not recognized until an employee is severed.

During the quarter ending March 31, 2014, the Company agreed to accept effective responsibility for 50%, or up to $50 million, of any liability incurred by Tyson in connection with its guarantee of $100 million of Bonds issued by Dynamic Fuels. Tyson’s guarantee is secured by its letter of credit as described in Note 7. The holders of the Bonds are entitled to draw upon the letter of credit in the event of a default under the Bonds. Dynamic Fuels is not currently in default under the Bonds. The Company’s obligation will continue until the Bonds, which are due in 2033, are repaid. The Company had previously issued warrants to Tyson in exchange for Tyson’s agreement to provide the letter of credit, as described in Note 7.

The Company agreed to accept this obligation in order to help resolve disagreements between the Company and Tyson regarding the guarantee described above which had delayed the financial reporting for Dynamic Fuels, and to avoid the possibility that an ongoing dispute with Tyson could delay or prevent the Company from completing the proposed Asset Sale to REG Synthetic. Pursuant to the proposed asset sale, REG Synthetic has agreed to assume this obligation. Management has not yet determined the fair value associated with the guarantee.

Three lawsuits challenging the Asset Sale have been filed. First, on December 26, 2013, Daniel Baxter, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa County, State of Oklahoma. Second, on December 30, 2013, Philip Crawley, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa County, State of Oklahoma. Third, on January 10, 2014, George Kashouh and Thomas Victor, on behalf of themselves and the public stockholders of Syntroleum, filed a putative class action complaint in the District Court of Tulsa, State of Oklahoma. All of the lawsuits name as defendants Syntroleum, each member of Syntroleum’s board of directors, REG, and REG Synthetic; the Baxter lawsuit also names Syntroleum’s Principal Financial Officer as a defendant. On January 14, 2014, the court issued an order consolidating the first two suits, and on February 12, 2014, the third suit was consolidated. On January 22, 2014, the plaintiffs filed an amended consolidated petition alleging that (1) Syntroleum’s directors breached their fiduciary duties in connection with entering into the Asset Purchase Agreement, as publicly disclosed on December 17, 2013, by failing to maximize stockholder value, agreeing to onerous and unreasonable deal protection devices and failing to act in accordance with their duties of care, loyalty, and good faith, (2) Syntroleum, REG and REG Synthetic aided and abetted those alleged breaches of fiduciary duties, and (3) the combined proxy statement/prospectus omits material information regarding the proposed transaction and is otherwise misleading. Based on these allegations, the amended petition seeks to enjoin the Asset Sale, to obtain other related declaratory and injunctive relief (including rescission), and to recover the costs of the action, including reasonable attorneys’ fees. The Baxter plaintiffs filed an Emergency Motion and Memorandum in Support to Expedite Discovery and Shorten Prescribed Time Period for Defendants to Respond to Discovery together with their original complaint, which motion was heard on January 6, 2014 and not granted. On January 24, 2014, the original judge assigned to the consolidated matter recused herself and the matter was re-assigned to another judge. No further hearing dates have been set in connection with the consolidated lawsuits.

The Company is involved in certain claims and legal proceedings arising in the ordinary course of business. Management believes there will not be any liability from the resolution of these proceedings and any liability will not have a material adverse effect on the Company’s financial condition, future results of operations or liquidity.

11. SIGNIFICANT CUSTOMERS

The Company’s revenue is derived from significant customers. Three customers, Dynamic Fuels, Sasol Technology (Pty) Ltd. (“Sasol”) and Sasol (USA) Corporation (“Sasol USA”), made up 97% of revenue in 2013, with Dynamic Fuels and Sasol making up 97% of revenue in 2012, and 99% of revenue in 2011. See Note 4, “Investment in and Loans to Dynamic Fuels” for further information regarding revenue transactions with Dynamic Fuels.

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

13. SEGMENT INFORMATION

We apply FASB ASC Topic 280, Segment Reporting. Previously, our reportable business segments have been identified based on the differences in products or services provided. As discussed in Note 4, we classified the research and development component as discontinued operations for the years ended December 31, 2013, 2012 and 2011. We now operate only one reportable segment.

14. QUARTERLY DATA (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2013
Revenues	$899	$408	$373	$277
Operating income (loss)	(2,009)	(1,719)	(2,483)	(3,127)
Income (loss) from Dynamic Fuels investment	6,707	(1,498)	(3,252)	(3,526)
Net income (loss) from continuing operations	4,634	(1,286)	(5,999)	(5,993)
Net income (loss) from discontinued operations	6,391	—	—	—
Net income (loss)	11,025	(1,286)	(5,999)	(5,993)
Basic and diluted EPS
Continuing operations	$0.48	$(0.13)	$(0.60)	$(0.60)
Discontinued operations	$0.67	$0.00	$0.00	$0.00
Net income (loss)	$1.15	$(0.13)	$(0.60)	$(0.60)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2012
Revenues	$1,250	$10,810	$4,342	$1,124
Operating income (loss)	(786)	8,763	2,037	(797)
Loss from Dynamic Fuels investments	(830)	(2,155)	(2,752)	(4,275)
Net income (loss) from continuing operations	(1,923)	6,956	(1,037)	(5,059)
Net income (loss) from discontinued	(10)	(9)	(9)	(10)
Net income (loss)	(1,933)	6,947	(1,046)	(5,069)
Basic and diluted EPS
Continuing operations	$(0.20)	$0.70	$(0.11)	$(0.50)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$(0.20)	$0.70	$(0.11)	$(0.50)

Our revenues and costs are the result of projects described in these financial statements and are not from a mature, more predictable business. These projects may affect the comparability of the periods presented.