Form 10-Q
period 2014-03-31
SYNTROLEUM CORP
filed 2014-05-06
CIK 1029023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

At May 1, 2014, the number of outstanding shares of the registrant’s common stock was 9,967,547.

SYNTROLEUM CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as well as historical facts. These forward-looking statements include statements relating to the Fischer-Tropsch (“FT”) process, Syntroleum® Process, Synfining® Process, and related technologies including, gas-to-liquids (“GTL”), coal-to-liquids (“CTL”) and biomass-to-liquids (“BTL”), our renewable fuels Bio-Synfining® Technology (hereinafter “Technologies”), plants based on these Technologies, anticipated cost and schedule to design, construct and operate plants, expected production of fuel, obtaining required financing for these plants and other activities, the value and markets for products, testing, certification, characteristics and use of plant products, the continued development of our Technologies, use of proceeds from our equity offerings, anticipated revenues, availability of catalyst, our support of and relationship with our licensees, and any other forward-looking statements including future growth, cash needs, capital availability, operations, business plans and financial results. When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should” and similar expressions are intended to be among the statements that identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these kinds of statements involve risks and uncertainties. Actual results may not be consistent with these forward-looking statements. Syntroleum undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors that could cause actual results to differ from these forward-looking statements are described under “Item 1A. Risk Factors” and elsewhere in our 2013 Annual Report on Form 10-K.

As used in this Quarterly Report on Form 10-Q, the terms “Syntroleum,” “we,” “our” or “us” mean Syntroleum Corporation, a Delaware corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,783	$11,400
Accounts receivable	66	109
Taxes receivable	988	988
Other current assets	197	280

Total current assets	9,034	12,777
PROPERTY AND EQUIPMENT – at cost, net	61	77
INVESTMENT IN AND LOANS TO DYNAMIC FUELS, LLC	36,526	37,848
OTHER ASSETS, net	1,124	1,113

	$46,745	$51,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$559	$783
Accrued employee costs	41	23

Total current liabilities	600	806
GUARANTEE LIABILITY	1,000	—
DEFERRED REVENUE	13,926	13,365
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 9,960 and 9,943 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	100	99
Additional paid-in capital	400,314	400,262
Accumulated deficit	(369,195)	(362,717)

Total stockholders’ equity	31,219	37,644

	$46,745	$51,815

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Quarter Ended March 31,
	2014	2013
REVENUES:
Technology	$—	$100
Technical services	261	382
Technical services from Dynamic Fuels, LLC	—	417

Total revenues	261	899

COSTS AND EXPENSES:
Engineering	394	586
Depreciation and amortization	45	43
General, administrative and other (including non-cash equity compensation of $53 and $384 for the quarter ended March 31, 2014 and 2013, respectively.)	2,362	2,279

OPERATING LOSS	(2,540)	(2,009)
INTEREST INCOME	1	2
OTHER INCOME (LOSS)	(6)	2
EQUITY IN EARNINGS (LOSS) OF DYNAMIC FUELS, LLC	(3,372)	6,707
FOREIGN CURRENCY EXCHANGE	(561)	(68)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,478)	4,634

INCOME FROM DISCONTINUED OPERATIONS	—	6,391

NET INCOME (LOSS)	$(6,478)	$11,025

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Net income (loss) from continuing operations	$(0.65)	$0.48
Income from discontinued operations	—	0.67

Net income (loss)	$(0.65)	$1.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,956	9,585

Diluted	9,956	9,585

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2013	9,943	$99	$400,262	$(362,717)	$37,644
Match to 401(k)	17	1	52	—	53
Net loss	—	—	—	(6,478)	(6,478)

Balance, March 31, 2014	9,960	$100	$400,314	$(369,195)	$31,219

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,478)	$11,025
Income from discontinued operations	—	6,391

Income (loss) from continuing operations	(6,478)	4,634
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	43
Foreign currency exchange	561	68
Non-cash compensation expense	53	384
Net loss on abandonment of equipment	7	—
Non-cash (income) loss in equity method investee	3,372	(6,707)
Changes in assets and liabilities:
Accounts receivable	43	11
Accounts receivable from Dynamic Fuels, LLC	—	167
Other assets	36	(21)
Accounts payable	(224)	217
Accrued employee costs	18	114

Net cash used in continuing operations	(2,567)	(1,090)
Net cash used in discontinued operations	—	(10)

Net cash used in operating activities	(2,567)	(1,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2)
Investment in and loans to Dynamic Fuels, LLC	(1,050)	(5,670)

Net cash used in continuing operations	(1,050)	(5,672)
Net cash provided by discontinued operations	—	5,798

Net cash provided by (used in) investing activities	(1,050)	126

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(3,617)	(974)
CASH AND CASH EQUIVALENTS, beginning of period	11,400	15,909

CASH AND CASH EQUIVALENTS, end of period	$7,783	$14,935

NON-CASH INVESTING ACTIVITIES:
Guarantee liability	$1,000	$—

Accounts receivable reduction in Dynamic Fuels LLC, working capital loan	$—	$8,986

The accompanying notes are an integral part of these consolidated financial statements.

SYNTROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BUSINESS AND ORGANIZATION

Nature of Operations

The focus of Syntroleum Corporation and subsidiaries (the “Company”, “Syntroleum”, or “we”) is the commercialization of its technologies to produce synthetic liquid hydrocarbons. Operations to date have consisted of activities related to the commercialization of a proprietary process (the “Syntroleum® Process”) and previously consisted of research and development of the Syntroleum® Process designed to convert carbonaceous material (biomass, coal, natural gas and petroleum coke) into synthetic liquid hydrocarbons. Synthetic hydrocarbons produced by the Syntroleum® Process can be further processed using the Syntroleum Synfining® Process into high quality liquid fuels, such as diesel, jet fuel (HRJ), kerosene, naphtha, propane and other renewable chemical products.

Our Bio-Synfining® Technology is a renewable fuels application of our Synfining® Technology. This technology is applied commercially via our Dynamic Fuels, LLC (“Dynamic Fuels”) joint venture with Tyson Foods, Inc. (“Tyson”). The technology processes renewable feedstocks such as triglycerides and/or fatty acids to make renewable synthetic products.

In the past we have sustained recurring losses and negative cash flows from operations. As of March 31, 2014, we had approximately $7.8 million of cash and cash equivalents available to fund operations and investing activities and have limited income from operations. Additionally, the Dynamic Fuels plant (the “Geismar Facility”) was placed in stand-by mode in December 2012, and remains in stand-by mode as the Company and Tyson have not agreed upon the conditions necessary for start-up.

Asset Purchase Agreement with Renewable Energy Group

On December 17, 2013, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Renewable Energy Group, Inc. (“REG”) and REG Synthetic Fuels, LLC, (“REG Synthetic”), a wholly-owned subsidiary of REG, pursuant to which we have agreed to sell substantially all of our assets to REG Synthetic, including all of our intellectual property and our 50% equity interest Dynamic Fuels (the “Asset Sale”). As consideration for the Asset Sale, REG will assume substantially all of our material liabilities and we will receive 3,796,000 shares of REG common stock, subject to downward adjustment (based on the value of REG common stock at closing, as calculated under the Asset Purchase Agreement) to the extent that our cash on hand at closing is less than $3.2 million; provided, that, if the per share value of REG’s common stock at closing (as calculated under the Asset Purchase Agreement) is equal to or greater than $12.91, then the number of shares of REG common stock will be equal to (A) $49,000,000, divided by (B) the REG common stock value at closing (as calculated under the Asset Purchase Agreement). The closing of the transactions contemplated by the Asset Purchase Agreement is conditioned upon the approval of our stockholders and other specified closing conditions. REG has filed a Registration Statement on Form S-4, Amendment No. 1 and Amendment No. 2 in connection with the transactions contemplated by the Asset Purchase Agreement, which includes our proxy statement for a special meeting of stockholders to be held in order to approve the transactions. If our stockholders approve the transaction and the other closing conditions are satisfied or waived, it is expected that the Asset Sale will close in the second quarter of 2014.

Following the closing of the Asset Sale and subject to the approval of our stockholders, we intend to liquidate and dissolve in compliance with the applicable provisions of the Delaware General Corporation Law.

2. BASIS OF REPORTING

The consolidated financial statements include the accounts of Syntroleum Corporation and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Companies in which we own a 20 percent to 50 percent interest, but in which we do not have a controlling interest are accounted for by the equity method. We own 50 percent and have a non-controlling interest in Dynamic Fuels. The entity is accounted for under the equity method and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels results of operating activities is reflected in the Consolidated Statements of Operations and the subsidiary’s summarized financial information is reported in Note 4, “Investment in and Loans to Dynamic Fuels, LLC”. The carrying value of our investment in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets.

The consolidated financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting of normal recurring entries), which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. These consolidated financial statements should be read together with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC under the Securities Exchange Act of 1934, as amended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial position and results of operations are materially affected by Dynamic Fuels’ financial position and results of operations as of and for the three months ended December 31, 2013.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As a result of the factors described in Note 1, and in connection with our accumulated deficit of $369 million, and our expectation of future cash requirements exceeding our capital availability there is substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2014, the Syntroleum 401K Plan was terminated.

3. DISCONTINUED OPERATIONS

Income from Discontinued Operations for the quarter ended March 31, 2013 included $5.8 million in proceeds from the sale of our nominal two b/d pilot plant. The Company had no carrying value for the pilot plant since all costs incurred had been expensed as research and development expenses. As such, the total amount of the proceeds was recognized as a gain. In connection with this sale, the buyer assumed all dismantlement and retirement costs, as such, the previously recognized asset retirement obligation of $603,000, was also recognized as a gain in connection with the sale of the pilot plant.

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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally with no LLC member exercising control. Dynamic Fuels has a different fiscal year than us. The Dynamic Fuels fiscal year ends on September 30 and we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels, LLC” in our Consolidated Balance Sheets. As of March 31, 2014, Syntroleum’s exposure to loss as a result of its relationship with this entity was approximately $36.5 million, which represents our equity investment in and loans to this entity as well as the valuation of the guarantee liability, net of recognized losses and other equity accounting adjustments. Additionally, Syntroleum has responsibility for up to 50% of Tyson’s losses under the bond guarantee. The carrying value of our investment in Dynamic Fuels exceeds the amount of underlying equity in net assets and loans to Dynamic Fuels by approximately $8.5 million with $7.5 million related to warrants issued to Tyson and $1 million related to the bond guarantee. The warrants are being amortized over the remaining life of the Dynamic Fuels bonds which expire in 2033.

Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. We contributed an additional $49.31 million and Tyson contributed an additional $52.49 million in cash and non-cash capital contributions by December 31, 2013. During the quarter ended March 31, 2014, each partner made additional working capital loans of $1.05 million. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $12.6 million. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow. Syntroleum will likely be required to fund future working capital of Dynamic Fuels.

In 2008, Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008, the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Under the terms of a warrant agreement, Tyson agreed to provide credit support for the entire $100 million Bond issue for which we issued Tyson a warrant to purchase 800,000 shares of our common stock for $0.10 per share, which was exercised in full on April 16, 2009. As described in Note 7, we have accepted responsibility for up to 50% of Tyson’s losses under the bond guarantee.

In prior years, Dynamic Fuels was engaged in the development and construction of the Geismar Facility. Dynamic Fuels began commercial operations in November of 2010. The Geismar Facility sold 66.9 million gallons of renewable products such as diesel, naphtha, and LPG from December 2010 to December 2013. Nameplate capacity for the Geismar Facility is 75 million gallons per year.

Since inception of commercial operations, the Geismar Facility has experienced mechanical issues, hydrogen supply disruptions and feedstock adulterants which have contributed to plant down time, higher than expected operational costs and operating losses. After completion of a maintenance turnaround on December 10, 2012, the plant was placed in stand-by mode primarily because of economic conditions, including without limitation, falling RIN prices, uncertainty regarding the extension and retroactive application of federal tax credits, and the high price of feedstocks. While the plant is ready for commercial operation, the Dynamic Fuels management committee has not determined a re-start date. As of the date of this Quarterly Report on Form 10-Q, the plant continues to be in stand-by mode and is non-operational as Syntroleum and Tyson have not agreed on the conditions necessary for plant start-up.

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

Dynamic Fuels, LLC Quarter Ended December 31, 2013 Unaudited Financials (in thousands):

Balance Sheet	December 31, 2013	September 30, 2013
Cash and Current Assets	$7,303	$9,727
Inventory	3,179	3,297
Property, Plant and Equipment and Other Assets	149,165	150,843

Total Assets	$159,647	$163,867

Accounts Payable	$1,445	$2,254
Notes and Accounts Payable to Related Parties	24,211	21,057
Long-Term Liabilities	100,062	100,060

Total Liabilities	125,718	123,371

Total Members’ Equity	33,929	40,496
Total Liabilities and Members’ Equity	$159,647	$163,867

Statement of Operations	For the Quarter Ended December 31, 2013	For the Quarter Ended December 31, 2012
Revenue	$150	$19,826
Cost of Goods Sold and Operating Expenses	6,255	31,078
General and Administrative Expenses	221	152

Loss from Operations	(6,326)	(11,404)

Other Income (Expense)	(241)	(388)
Net Loss	$(6,567)	$(11,792)

During the quarters ended March 31, 2014 and 2013, we recognized revenue earned pursuant to our technical services agreement with Dynamic Fuels in the amount of $0 and $417,000, respectively. This revenue is reported in “Technical services from Dynamic Fuels, LLC” in the Consolidated Statement of Operations. No royalty revenue was recognized during the quarters ended March 31, 2014 and 2013 as the plant was in stand-by mode.

5. EARNINGS PER SHARE

	Three months ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts; shares in thousands)
Income (loss) from continuing operations available to common stockholders for basic and diluted earnings per share	$(6,478)	$4,634

Basic weighted-average shares	9,956	9,585
Effect of dilutive securities:
Unvested restricted stock units	—	—
Stock options	—	—

Dilutive weighted-average shares	9,956	9,585

Earnings (loss) per common share from continuing operations:
Basic	$(0.65)	$0.48
Diluted	$(0.65)	$0.48

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

	March 31, 2014	March 31, 2013
Options, warrants and restricted stock excluded (in thousands)	2,281	1,937
Weighted-average exercise prices of options, warrants and restricted stock excluded	$26.32	$29.96
First quarter weighted-average market price	$3.72	$4.40

6. STOCK-BASED COMPENSATION

Our stock-based incentive plans permit us to grant restricted stock units, restricted stock, incentive or non-qualified stock options, and certain other instruments to employees, directors, consultants and advisors of the Company. Certain stock options and restricted stock units vest in accordance with the achievement of specific company objectives. The exercise price of options granted under the plan must be at least equal to the fair value of our common stock on the date of grant. All options granted vest at a rate determined by the Nominating and Compensation Committee of our board of directors and are exercisable for varying periods, not to exceed ten years. Shares issued under the plans upon option exercise or stock unit conversion are generally issued from authorized, but previously unissued shares.

As of March 31, 2014, 640,750 shares of common stock were available for grant under our current plan. We are authorized to issue up to 1,133,641, plan equivalent shares of common stock in relation to stock options or restricted shares outstanding or available for grant under the plans.

Stock Options

The number and weighted average exercise price of stock options outstanding are as follows:

	Shares Under Stock Options	Weighted Average Price Per Share
OUTSTANDING AT DECEMBER 31, 2013	572,640	$19.08
Granted at market price	—	—
Exercised	—	—
Expired, forfeited, cancelled or repurchased	(79,749)	7.75

OUTSTANDING AT MARCH 31, 2014	492,891	$20.91

The following table summarizes information about stock options outstanding at March 31, 2014:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price Per Share
$6.60 - $6.60	352,173	$6.60	4.32	352,173	$6.60
$14.10 - $14.10	5,000	14.10	7.33	5,000	14.10
$28.90 - $28.90	50,625	28.90	2.69	50,625	28.90
$31.90 - $68.80	60,023	67.64	0.69	60,023	67.64
$80.30 - $96.70	22,569	94.29	1.63	22,569	94.29
$105.10 - $105.10	2,500	105.10	1.34	2,500	105.10

	492,891	$20.91		492,891	$20.91

A total of 492,891 stock options with a weighted average exercise price of $20.91 were outstanding and fully vested at March 31, 2014. There were no stock options granted during the three months ended March 31, 2014 or 2013.

Non-cash compensation cost related to stock and stock options and restricted stock recognized during the three months ended March 31, 2014 and 2013 was $53,000 and $384,000, respectively.

There were no stock options exercised during the three months ended March 31, 2014 and 2013. As of March 31, 2014, there was no aggregate intrinsic value of stock options that were fully vested. The remaining weighted average contractual term for options exercisable is approximately 3.83 years. As of March 31, 2014, all stock options have vested and all related compensation costs has been recognized.

Restricted Stock

We also grant common stock and restricted common stock units to employees and directors. These awards are recorded at their fair values on the date of grant and compensation cost is recorded using graded vesting over the expected term. There were no shares granted during 2014. The weighted average grant date fair value of common stock and restricted stock units granted during the three months ended March 31, 2013 was $4.00 per share (total grant date fair value of $350,000). As of March 31, 2014, all restricted stock units had vested.

7. COMMITMENTS AND CONTINGENCIES

We have entered into employment agreements, which provide severance benefits to several key employees. Commitments under these agreements totaled approximately $2.1million at March 31, 2014. Expense is not recognized until an employee is severed.

During the quarter ending March 31, 2014, the Company agreed to accept effective responsibility for 50%, or up to $50 million, of any liability incurred by Tyson in connection with its guarantee of $100 million of Bonds issued by Dynamic Fuels. Tyson’s guarantee is secured by its letter of credit as described in Note 4. The holders of the Bonds are entitled to draw upon the letter of credit in the event of a default under the Bonds. Dynamic Fuels is not currently in default under the Bonds. The Company’s obligation will continue until the Bonds, which are due in 2033, are repaid or assumed. The Company had previously issued warrants to Tyson in exchange for Tyson’s agreement to provide the letter of credit, as described in Note 4.

The Company agreed to accept this obligation in order to help resolve disagreements between the Company and Tyson regarding the guarantee described above which had delayed the financial reporting for Dynamic Fuels, and to avoid the possibility that an ongoing dispute with Tyson could delay or prevent the Company from completing the proposed Asset Sale to REG Synthetic. Pursuant to the proposed asset sale, REG Synthetic has agreed to assume this obligation. Management determined the fair value associated with the guarantee is $1 million by utilizing a Monte Carlo simulation model. The Company increased its carrying value of its Investment In and Loans To Dynamic Fuels, LLC by $1 million and recorded a noncurrent liability during the quarter ended March 31, 2014.

Three lawsuits challenging the Asset Sale have been filed. First, on December 26, 2013, Daniel Baxter, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa County, State of Oklahoma. Second, on December 30, 2013, Philip Crawley, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa County, State of Oklahoma. Third, on January 10, 2014, George Kashouh and Thomas Victor, on behalf of themselves and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa, State of Oklahoma. All of the lawsuits name as defendants Syntroleum, each member of Syntroleum’s board of directors, REG, and REG Synthetic; the Baxter lawsuit also names Syntroleum’s Principal Financial Officer as a defendant. On January 14, 2014, the court issued an order consolidating the first two suits, and on February 12, 2014, the third suit was consolidated. On January 22, 2014, the plaintiffs filed an amended consolidated petition alleging that (1) Syntroleum’s directors breached their fiduciary duties in connection with entering into the Asset Purchase Agreement, as publicly disclosed on December 17, 2013, by failing to maximize stockholder value, agreeing to onerous and unreasonable deal protection devices and failing to act in accordance with their duties of care, loyalty, and good faith, (2) Syntroleum, REG and REG Synthetic aided and abetted those alleged breaches of fiduciary duties, and (3) the combined proxy statement/prospectus omits material information regarding the proposed transaction and is otherwise misleading. Based on these allegations, the amended petition seeks to enjoin the Asset Sale, to obtain other related declaratory and injunctive relief (including rescission), and to recover the costs of the action, including reasonable attorneys’ fees. The Baxter plaintiffs filed an Emergency Motion and Memorandum in Support to Expedite Discovery and Shorten Prescribed Time Period for Defendants to Respond to Discovery together with their original petition, which motion was heard on January 6, 2014 and not granted. On January 24, 2014, the original judge assigned to the consolidated matter recused herself and the matter was re-assigned to another judge. No further hearing dates have been set in connection with the consolidated lawsuits. On March 7, 2014, Syntroleum agreed to certain supplemental disclosures in the proxy statement/prospectus relating to the Asset Sale in exchange for plaintiffs’ agreement not to seek to enjoin or otherwise delay a vote by Syntroleum’s stockholders on the Asset Sale on the basis of the disclosures contained in that proxy statement/prospectus. On April 16, 2014, plaintiffs filed a dismissal without prejudice of Syntroleum Corporation from the litigation.

The Company is involved in certain claims and legal proceedings arising in the ordinary course of business. Management believes there will not be any liability from the resolution of these proceedings and any liability will not have a material adverse effect on the Company’s financial condition, future results of operations or liquidity.

Item, 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following information together with the information presented elsewhere in this Quarterly Report on Form 10-Q and with the information presented in our Annual Report on Form 10-K for the year ended December 31, 2013 (including our audited consolidated financial statements and the accompanying notes).

Overview

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

The LLC Agreement provides for management and control of Dynamic Fuels to be exercised jointly by representatives of the Company and Tyson equally, with no LLC member exercising control. Dynamic Fuels is accounted for under the equity method by Syntroleum and is not required to be consolidated in our financial statements; however, our share of the Dynamic Fuels net income or loss is reflected in the Consolidated Statements of Operations. Dynamic Fuels has a different fiscal year than us, which ends on September 30. Accordingly, we report our share of Dynamic Fuels results of operations on a three month lag basis. Our carrying value in Dynamic Fuels is reflected in “Investment in and Loans to Dynamic Fuels LLC” in our Consolidated Balance Sheets. As of March 31, 2014, Syntroleum’s exposure to loss as a result of its relationship with Dynamic Fuels was approximately $36.5 million, which represents our equity investment in and loans to Dynamic Fuels as well as the valuation of our guarantee liability, net of recognized losses and other equity accounting adjustments. Dynamic Fuels was initially capitalized on July 13, 2007 with $4.25 million in capital contributions from Tyson and $4.25 million in capital contributions from us. Syntroleum contributed an additional $49.31 million and Tyson contributed an additional $52.49 million in cash capital contributions by March 31, 2014. As a result of the retroactive reinstatement of certain tax credits, each of Tyson and Syntroleum received $10 million as a refund directly from the IRS. The refunds were recorded by Dynamic Fuels as repayment of working capital loans. During the quarter ended March 31, 2014, each partner made additional working capital loans of $1.05 million. Each partner has remaining outstanding working capital loans to Dynamic Fuels of $12.6 million. The remaining loans are non-interest bearing and do not have a stated term but will be repaid to each partner upon Dynamic Fuels generating sufficient operating cash flow.

On April 24, 2014, each partner made an additional working capital loan of $300,000.

In 2008, Dynamic Fuels received approval from the Louisiana State Bond Commission to issue up to $100 million of certain Gulf Opportunity Tax Exempt Bonds originated by the Louisiana Public Facilities Authority (the “Bonds”). On October 21, 2008, the issuance of the Bonds occurred and required a letter of credit in the amount of $100 million as collateral for Dynamic Fuels’ obligations under the Bonds. Under the terms of a warrant agreement, Tyson agreed to provide credit support for the entire $100 million Bond issue for which we issued Tyson a warrant to purchase 800,000 shares of our common stock for $0.10 per share, which was exercised in full on April 16, 2009. In the first quarter of 2014 we accepted effective responsibility for 50% of any liability incurred by Tyson in connection with this guarantee.

Dynamic Fuels began commercial operations in November of 2010. As of March 31, 2014, the Geismar Facility had sold 66.9 million gallons of renewable products such as diesel, naphtha, and LPG. Nameplate capacity for the Geismar Facility is 75 million gallons per year. During its fiscal year ended September 30, 2013, the Geismar Facility was in stand-by mode and had no production.

The Geismar Facility has experienced mechanical issues, hydrogen supply disruptions and feedstock, impurities and adulterants, which have contributed to plant down time and higher than expected operational costs. The quality of the feedstock has not impacted the quality of the finished product, which has in all cases met or exceeded ASTM standards.

After completion of a maintenance turnaround on December 10, 2012, the Geismar Facility was placed in standby mode pending agreement by Syntroleum and Tyson as to the appropriate conditions under which to resume production. As of the date of this Quarterly Report on Form 10-Q, the plant continues to be in stand-by mode and is non-operational. To date, Syntroleum and Tyson have not agreed on the conditions necessary for plant start-up.

Discontinued Operations

In March 31, 2013, we received $5.8 million in proceeds from the sale of our nominal two b/d pilot plant in Tulsa, Oklahoma and $603,000 from the previously accrued asset retirement obligations from which Syntroleum was released in connection with the sale. The pilot plant had no carrying value as all costs incurred had been expensed as research and development.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated Unaudited Results for the Quarters Ended

Revenues	March 31, 2014	March 31, 2013
	(in thousands)
Technology	$—	$100
Technical Services	261	382
Technical Services from Dynamic Fuels, LLC	—	417

Total Revenues	$261	$899

Technology Revenue. Technology revenue was $0 and $100,000 for the quarters ended March 31, 2014 and March 31, 2013, respectively. The revenue during 2013 was associated with the nominal two b/d day pilot plant which was sold in March 2013.

Technical Services Revenue. Revenues from technical services were $261,000 and $799,000 for the quarters ended March 31, 2014 and 2013, respectively, and were derived primarily from two customers, Dynamic Fuels and Sasol (USA) Corporation (“Sasol”). The agreement pursuant to which we provide technical services to Dynamic Fuels is effective through the service life of the Geismar Facility; however, Dynamic Fuels is not obligated to issue any work orders to us nor are we obligated to accept any work orders issued by Dynamic Fuels. We have also had historical disagreements with Dynamic Fuels and Tyson regarding payment for the technical services that we performed for Dynamic Fuels. The agreement pursuant to which we historically provided technical services to an affiliate of Sasol terminated on March 1, 2013 upon the sale of our pilot plant to Sasol. We continue to provide technical services to Sasol pursuant to an agreement that terminates on March 1, 2015, subject to Sasol’s right to extend the term of the agreement for up to one additional one-year term. The loss of either of these significant customers, or our inability to collect revenue for technical services that we performs for these customers, could have a material adverse effect on our operations and financial condition. We expect to continue to earn revenues for engineering services to other customers on an individual contract basis in 2014.

Operating Costs and Expenses	March 31, 2014	March 31, 2013
	(in thousands)
Engineering	$394	$586
Depreciation and amortization	45	43
Non-cash equity compensation	53	384
General, administrative and other	2,309	1,895

Total Operating Costs and Expenses	$2,801	$2,908

Engineering. Expenses from engineering activities were $394,000 for the quarter ended March 31, 2014 compared to $586,000 during the same period in 2013. The change between years is primarily related to decreased employee bonus accruals along with fewer employees as of March 31, 2014 compared to March 31, 2013.

Non-cash Equity Compensation. Non-cash equity compensation for the quarter ended March 31, 2014 was $53,000 compared to $384,000 for the same period in 2013. This expense relates to retirement plan matching obligations as of March 31, 2014 and restricted stock units granted for annual independent director fees at March 31, 2013.

General, Administrative and Other. General and administrative expenses for the quarter ended March 31, 2014 were $2,309,000 compared to $1,895,000 during the same period in 2013. The overhead activities associated with the Company remain relatively the same for 2014 compared to 2013 and the increase primarily relates to higher legal fees, partially offset by lower salary expense and director fees.

Gain (Loss) from Dynamic Investment. Our equity in loss of Dynamic Fuels for our quarter ended March 31, 2014 results from Dynamic Fuels’ revenues of $150,000, operating expenditures of $6.5 million and other expenses of $241,000 for its quarter ended December 31, 2013. Our equity in the earnings of Dynamic Fuels for the quarter ended March 31, 2013 includes $12.6 million in gains representing our potion of the retroactive reinstatement of the $1 tax credit for 2012, partially offset by $5.9 million in losses representing our share of Dynamic Fuels’ operating results for its quarter ended December 31, 2012. Due to the material impact of the retroactive reinstatement of the $1 tax credit, we are reporting the gain in the current quarter rather than on a three-month lag basis as is our normal accounting practice. Our $6.7 million equity in earnings in Dynamic Fuels’ operations for their quarter ended December 31, 2012 consisted of revenues of $19.8 million, operating expenditures of $31.2 million and other expenses of $390,000, adjusted for the tax credit discussed above.

Liquidity and Capital Resources

General

As of March 31, 2014, we had $7.8 million in cash and cash equivalents and current liabilities of $600,000.

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

Cash Flows

Cash flows used in operations was $2.6 million during the three months ended March 31, 2014, compared to cash flows used in operations of $1.1 million during the three months ended March 31, 2013. The change results primarily from increased legal fees associated with litigation and the Asset Sale.

Cash flows used in investing activities related to additional working capital loans to Dynamic Fuels in the first quarter of 2014 and 2013 of $1.05 million and $4.0 million, respectively. In the first quarter of 2013, we made additional equity contributions to Dynamic of $1.7 million, which was offset by proceeds from the sale of the Company’s nominal two b/d pilot plant in Tulsa, Oklahoma for $5.8 million.

Contractual Obligations

Our operating leases include the lease for corporate headquarters.

We have entered into employment agreements, which provide severance cash benefits to several key employees. Commitments under these agreements totaled approximately $2.1 million at March 31, 2014. Expense is not recognized until an employee is severed.

New Accounting Pronouncements

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 was filed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Syntroleum is involved in four suits with Neste Oil Oyj (“Neste”), wherein the parties have asserted their respective patents against the other. Two suits were filed by Neste in the United States District Court for the District of Delaware, filed on May 29, 2012 and December 20, 2012, both of which have been stayed by the court pending the outcome of proceedings before the U.S. Patent & Trademark Office (“PTO”) in which Syntroleum has challenged Neste’s patents. The other two suits are pending in Singapore, the first stemming from a suit filed on February 7, 2013, and the most recent stemming from Syntroleum’s filing of a second suit against Neste Oil Singapore Pte Ltd on June 6, 2013, asserting its Singapore Patent No. 169053 entitled “Hydrocracking Process For Biological Feedstocks and Hydrocarbons Produced Therefrom.” In the court filings, Syntroleum alleges that Neste “operates a renewable diesel refinery at 1 Tuas South Lane, Singapore 637301, that processes bio-renewable feedstocks to produce hydrocarbon products such as renewable diesel fuel and bio-naphtha”, which Syntroleum alleges “falls within at least Claim 1 of Syntroleum’s ’053 patent,” which issued on May 31, 2013, and expires on August 21, 2028.

Regarding the proceedings before the PTO, on June 26, 2013, the PTO issued an office action rejecting all claims in the ongoing inter partes reexamination of Neste Oil’s U.S. Patent No. 8,187,344. The reexamination was initiated by Syntroleum in August of 2012 after Neste filed suit against Syntroleum on May 29, 2012 in the District of Delaware. On January 31, 2013, the District Court stayed the lawsuit pending the final outcome of the PTO’s reexamination of the ‘344 patent. Mirroring its prior office action (dated September 14, 2012), the PTO again rejected both the original claims of the ‘344 patent, as well as the amended and new claims submitted by Neste, as obvious in view of the prior art. The reexamination proceedings remain pending at the PTO under Reexam Control Number 95/002,084.

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

On September 4, 2013, the U.S. Patent & Trademark Office Patent Trial and Appeal Board (“Board”) issued a decision instituting an IPR of all claims of the ’094 patent. The PTO found that “there is a reasonable likelihood that Syntroleum would prevail with respect to claims 1-20 of the ’094 patent” based on the information presented. On November 11, 2013, Neste filed a motion to amend the claims of the ‘094 patent, which was accompanied by a request to cancel all 20 of the original claims. The Board heard oral argument on April 1, 2014, and will issue a final decision on the validity of the proposed amended claims by no later than September 4, 2014.

The most recent proceeding initiated by Syntroleum before the PTO is another IPR request covering Neste Oil’s U.S. Patent No. 8,278,492. The ‘492 patent covers similar subject matter and shares a common inventor with Neste’s ‘344 and ‘094 patents, but adds nothing new to the field of diesel fuels or methods for making same. Syntroleum’s IPR request on the ‘492 patent was filed on November 22, 2013. Neste declined to file a preliminary response to Syntroleum’s petition. The PTO is expected to decide whether to grant Syntroleum’s petition and institute an IPR trial by June 7, 2014.

On September 10, 2013, Neste filed its own IPR petition regarding claims 1-5 and 8 Syntroleum’s U.S. Patent No. 8,231,804, which is directed to hydrocarbon compositions having a high degree of even-carbon-number paraffins. On March 13, 2014, the PTO issued a decision granting the petition and instituting trial as to the challenged claims. Syntroleum’s formal response is due May 27, 2014.

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

Three lawsuits challenging the Asset Sale have been filed. First, on December 26, 2013, Daniel Baxter, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa County, State of Oklahoma. Second, on December 30, 2013, Philip Crawley, on behalf of himself and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa County, State of Oklahoma. Third, on January 10, 2014, George Kashouh and Thomas Victor, on behalf of themselves and the public stockholders of Syntroleum, filed a putative class action petition in the District Court of Tulsa, State of Oklahoma. All of the lawsuits name as defendants Syntroleum, each member of Syntroleum’s board of directors, REG, and REG Synthetic; the Baxter lawsuit also names Syntroleum’s Principal Financial Officer as a defendant. On January 14, 2014, the court issued an order consolidating the first two suits, and on February 12, 2014, the third suit was consolidated. On January 22, 2014, the plaintiffs filed an amended consolidated petition alleging that (1) Syntroleum’s directors breached their fiduciary duties in connection with entering into the Asset Purchase Agreement, as publicly disclosed on December 17, 2013, by failing to maximize stockholder value, agreeing to onerous and unreasonable deal protection devices and failing to act in accordance with their duties of care, loyalty, and good faith, (2) Syntroleum, REG and REG Synthetic aided and abetted those alleged breaches of fiduciary duties, and (3) the combined proxy statement/prospectus omits material information regarding the proposed transaction and is otherwise misleading. Based on these allegations, the amended petition seeks to enjoin the Asset Sale, to obtain other related declaratory and injunctive relief (including rescission), and to recover the costs of the action, including reasonable attorneys’ fees. The Baxter plaintiffs filed an Emergency Motion and Memorandum in Support to Expedite Discovery and Shorten Prescribed Time Period for Defendants to Respond to Discovery together with their original petition, which motion was heard on January 6, 2014 and not granted. On January 24, 2014, the original judge assigned to the consolidated matter recused herself and the matter was re-assigned to another judge. No further hearing dates have been set in connection with the consolidated lawsuits. On March 7, 2014, Syntroleum agreed to certain supplemental disclosures in the proxy statement/prospectus relating to the Asset Sale in exchange for plaintiffs’ agreement not to seek to enjoin or otherwise delay a vote by Syntroleum’s stockholders on the Asset Sale on the basis of the disclosures contained in that proxy statement/prospectus. On April 16, 2014, plaintiffs filed a dismissal without prejudice of Syntroleum Corporation from the litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SYNTROLEUM CORPORATION, a Delaware corporation (Registrant)

Date: May 6, 2014	By:	/s/ Edward G. Roth
Edward G. Roth
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Karen L. Power
Karen L. Power
Senior Vice President and Principal Financial Officer (Principal Financial Officer)

Index to Exhibits

No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document